Form 10QSB
period 1996-09-30
ROSE INTERNATIONAL LTD
filed 1996-11-12
CIK 1017655

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended: SEPTEMBER 30, 1996      Commission File Number:  0-28720

                             ROSE INTERNATIONAL LTD.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                  73-1479833
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                     Identification No.)

              100 WEST 5TH STREET, SUITE 601, TULSA, OKLAHOMA 74103
                     (Address of principal executive office)



                                 (918) 582-1788
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.            Yes  X   No
                             ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

         COMMON STOCK $0.01 PAR VALUE               6,522,243
         ----------------------------               ---------
                     Class                          Outstanding at
                                                    September 30, 1996

Transitional Small Business Disclosure Format:  Yes    ;  No  X
                                                    ---      ---

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                Page
                                                                                 No.
                                                                                 ---
PART I.       Financial Information

      Item 1. Condensed Consolidated Balance Sheets -                               3
              September 30, 1996 and December 31, 1995

              Condensed Consolidated Statements of Operations -                     4
              Three and Nine Months Ended September 30, 1996 and 1995

              Condensed Consolidated Statement of Stockholders' Equity -            5
              Nine Months Ended September 30, 1996

              Condensed Consolidated Statements of Cash Flows -                   6-7
              Nine Months Ended September 30, 1996 and 1995

              Notes to Condensed Consolidated Financial Statements -             8-10
              Nine Months Ended September 30, 1996 and 1995

      Item 2. Management's Discussion and Analysis of                           11-13
              Financial Condition and Results of Operations

PART II.      Other information                                                    14

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

CONSOLIDATED BALANCE SHEET



                                                   September 30,        December 31,
                                                       1996                 1995
                                                    (Unaudited)           (Audited)
                                                    -----------           ---------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $    338,113        $    178,670
  Marketable equity securities                            23,287             213,348
  Receivables, net                                     1,094,499             862,376
  Inventories                                          1,728,076           1,285,434
  Prepaid expenses and other assets                       62,655              36,330
                                                    ------------        ------------
Total current assets                                   3,246,630           2,576,158

Property and equipment, net                            6,296,238           6,259,906
Goodwill, net of amortization                          2,224,188           2,249,930
Investment in MRCI                                       292,070             417,512
Other                                                      9,345              11,032
                                                    ------------        ------------
                                                    $ 12,068,471        $ 11,514,538
                                                    ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $    804,253        $    396,834
  Accrued liabilities                                    136,389              20,307
  Payable to parent company                                   --             215,386
  Current maturities of long-term obligations            100,567             101,630
  Notes payable - related party                               --             125,000
                                                    ------------        ------------
                                                       1,041,209             859,157

Long-term obligations                                    143,940             219,425
Deferred income taxes                                    739,000             831,000

STOCKHOLDERS' EQUITY
  Common stock                                            65,222              47,750
  Paid-in capital                                     11,005,076           9,806,548
  Stock subscription receivable                         (798,000)
  Retained earnings (deficit)                            (84,186)           (209,616)
  Foreign currency translation adjustment                (43,790)            (39,726)
                                                    ------------        ------------
Total stockholders' equity                            10,144,322           9,604,956
                                                    ------------        ------------
                                                    $ 12,068,471        $ 11,514,538
                                                    ============        ============

See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               Three Months Ended                   Nine Months Ended
                                                                 September 30,                        September 30,
                                                          1996               1995               1996               1995
                                                          ----               ----               ----               ----
SALES AND REVENUES                                     $ 1,294,380        $ 1,195,483        $ 4,740,331        $ 4,130,296

COST OF SALES                                            1,151,720          1,000,451          3,706,186          3,201,817
                                                       -----------        -----------        -----------        -----------
GROSS PROFIT                                               142,660            195,032          1,034,145            928,479

OTHER EXPENSE (INCOME)
  Selling, general and administrative expense              236,708            183,074            831,106            648,952
  Interest expense - Parent                                     --                 --              6,473                 --
  Interest expense - Other                                   7,765             21,772             28,343             96,711
  Equity in loss of MRCI                                       531                 --             72,378                 --
  Gain from sale of marketable equity securities                --                 --           (167,123)                --
  Interest and other income                                 (1,402)              (721)            (6,462)              (489)
                                                       -----------        -----------        -----------        -----------
                                                           243,602            204,125            764,715            745,174
                                                       -----------        -----------        -----------        -----------
EARNINGS BEFORE INCOME TAXES                              (100,942)            (9,093)           269,430            183,305

INCOME TAX EXPENSE                                         (23,000)                --            144,000                 --
                                                       -----------        -----------        -----------        -----------
NET EARNINGS                                           $   (77,942)       $    (9,093)       $   125,430        $   183,305
                                                       ===========        ===========        ===========        ===========

NET EARNINGS PER SHARE                                 $     (0.01)       $     (0.00)       $      0.02        $      0.04
                                                       ===========        ===========        ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                      6,522,243          4,775,000          5,696,921          4,775,000
                                                       ===========        ===========        ===========        ===========


See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                    Stock                              Foreign
                                  Common Stock       Paid-in     Subscription       Accumulated        Currency
                               Shares    Par Value   Capital      Receivable          Deficit         Adjustment          Total
                               ------    ---------   -------      ----------          -------         ----------          -----
BALANCE, January 1, 1996      4,775,000   $47,750  $  9,806,548                     $ (209,616)     $    (39,726)     $  9,604,956

Sale of common stock            997,243     9,972       990,028   (798,000)                                                202,000

Net earnings                                                                           125,430                             125,430

Foreign currency translation
  adjustment                                                                                              (4,064)           (4,064)

Conversion of Parent debt
  to common stock               750,000     7,500       208,500                                                            216,000

                              ---------   -------  ------------  ---------          ----------      ------------      ------------
BALANCE, September 30, 1996   6,522,243   $65,222  $ 11,005,076  $(798,000)         $  (84,186)     $    (43,790)     $ 10,144,322
                              =========   =======  ============  =========          ==========      ============      ============


See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  Nine Months Ended
                                                                    September 30,
                                                               1996               1995
                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                $ 125,430        $   183,305
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                               290,064            249,376
  Deferred income taxes                                       144,000                 --
  Foreign operations, net                                     101,378                 --
  Gain on sale of equity securities                          (166,888)                --
  Interest due parent                                           6,473                 --
  Changes in assets and liabilities:
    Receivables                                              (232,122)            47,445
    Inventories                                              (442,642)           (95,250)
    Prepaid and other assets                                   12,555              1,928
    Accounts payable and accrued liabilities                  484,619           (548,269)
                                                            ---------        -----------
Net cash provided by (used in) operating activities           322,867           (161,465)
                                                            ---------        -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                       (223,965)          (376,297)
  Investment in MRCI                                               --           (179,788)
  Investment in SPS Alfachem, Inc.                            (75,000)                --
  Sale of equity securities                                   665,471                 --
  Purchase of equity securities                              (308,522)                --
                                                            ---------        -----------
Net cash provided by (used in) investing activities            57,984           (556,085)
                                                            ---------        -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Sale of common stock                                        202,000                 --
  Contributions by (to) parent company                             --          1,353,591
  Repayment of parent loan                                   (221,859)                --
  Loan from related party                                          --            500,000
  Loan principal repayments                                  (201,548)          (631,115)
                                                            ---------        -----------
Net cash provided by (used in) financing activities          (221,407)         1,222,476
                                                            ---------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          159,444            504,926
CASH AND CASH EQUIVALENTS, beginning of period                178,669            258,043
                                                            ---------        -----------
CASH AND CASH EQUIVALENTS, end of period                    $ 338,113        $   762,969
                                                            =========        ===========

See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Nine Months Ended
                                                                      September 30,
                                                                  1996          1995
                                                                  ----          ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                   $ 36,539       $96,711
                                                                ========       =======

Income taxes paid                                               $     --       $    --
                                                                ========       =======


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES


Common stock exchanged for stock subscriptions receivable       $798,000       $    --

Common stock issued in exchange for debt to parent              $216,000       $    --



See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)
(UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements of Rose International Ltd. include the accounts of Rose International Ltd. ("Rose Ltd."), its wholly-owned subsidiaries, Rose Color, Inc. ("Rose Color") and SPS Alfachem, Inc. ("SPS") and the 80% owned subsidiary of Rose Color, JBW International, Inc. ("JBW"). Rose Ltd. is a majority-owned subsidiary of M&M Group, a Nevada corporation, ("M&M"). (Rose Ltd. and its subsidiaries are collectively referred to as the "Company").

         On April 26, 1994, Rose Color entered into a contract with Indian Dyestuff Industries LTD. ("IDI"), headquartered in Bombay, India to form a new company in India (Mafatlal Rose Color Industries Ltd. ("MRCI")), to produce a wide range of dyes and related intermediates in a facility leased to the new joint venture company by IDI. During 1995, Rose Color paid approximately $600,000 for its initial 49% ownership in the joint venture company. Construction on the facility, which is located within the IDI Baroda, India plant, was completed and the first commercial production commenced during the fourth quarter of 1995.

         The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited. The consolidated balance sheet at December 31, 1995 included in this report has been derived from the audited consolidated balance sheet.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1995, which is included in the Company's Form 10-SB which was filed in August 1996. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.


B.       ACQUISITION

         During May 1996, the Company paid $75,000 to acquire 100% ownership of SPS, a New Jersey development-stage corporation, whose principal business will be production and supply of fine chemicals, pharmaceutical intermediates and agrochemicals. SPS also plans to offer custom/toll product development and manufacturing capabilities. Sales for SPS commenced during August 1996. The acquisition cost of $75,000 was treated as goodwill, which is being amortized over a fifteen year period.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)
(UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



C.       MARKETABLE SECURITIES

         During March 1996, the Company exercised its option to acquire for $285,000 an additional 142,500 shares of Proactive Technologies, Inc., which increased its total investment to 285,000 shares with a cost basis of $498,348. The shares were sold for $665,471, resulting in a gain of $167,123. The payment of $285,000 for the exercise of the option was made during April 1996. As of September 30, 1996, the Company has an investment in marketable equity securities which are classified as trading securities. As of September 30, 1996 cost exceed the fair value of the securities by $235 and this amount has been included as a loss.


D.       LONG-TERM OBLIGATIONS

         During the nine months ended September 30, 1996, the Company reduced long-term obligations by $76,548 and retired the remaining balance of a related party loan in the amount of $125,000. The Company did not add any additional long-term obligations during the period.


E.       COMMON STOCK

         During the nine months ended September 30, 1996, the Company collected a total of $202,000 attributable to the sale of its common stock in an exempt offering under Rule 504 of Regulation D. A stock subscription receivable in the amount of $798,000 is treated as a reduction in stockholders' equity, and represents the balance of the offering.

         During the nine months ended September 30, 1996, the Company issued an additional 750,000 common shares to Struthers Industries, Inc. as consideration for the forgiveness of $216,000 of debt during the period.

         On August 7, 1995 the Board of Directors of the Company authorized an Incentive Stock Option Plan (the "Plan") which for a term of ten years provides that one million shares of the Company's common stock be reserved for issuance to selected key employees and consultants. The Plan is to be administered by a compensation committee composed of two directors of the Company and this committee may grant no more than three hundred thousand shares of common stock to any one individual at a price based on the fair market value of the shares at the date of grant. The grant may be exercised over a ten year period, in not less than one thousand share lots and when exercised, the stock must be held for six months prior to sale. The options may be exercised only by the person to whom the option is granted and the Plan may be modified by the Board of Directors at any time. At September 30, 1996 the Company had granted options totaling 525,000 shares for ten years at an exercise price of $1.00 per share in accordance with the Plan, none of which had been exercised.

         On August 10, 1995 the Board of Directors adopted a 1995-1996 Nonstatutory Stock Option Plan for its officers, directors, key employees and consultants reserving 500,000 common shares for this option plan, which expires December 31, 1996. The options may be granted at prices determined by the compensation committee, which administers this

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)
(UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         plan, and may be exercised upon grant and paid for at the discretion of the Compensation Committee, with any unpaid amounts for shares received being evidenced by promissory notes. At September 30, 1996 the Company had granted 300,000 shares at an exercise price of $2.50 per share and 30,000 shares at an exercise price of $2.25 per share, for three years, none of which had been exercised.

         Common stock options do not have an impact on primary earnings per share or fully-diluted earnings per share as the average trading price and the ending trading price has approximated the lowest exercise price of the common stock options.


F.       INCOME TAXES

         The Company follows SFAS No. 109, "Accounting for Income Taxes".

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 requires that a valuation allowance be established to reduce deferred tax assets to the amount that is more likely than not to be realized.

         Deferred income taxes result primarily from temporary differences in recognizing depreciation expense and foreign operations for tax and financial reporting purposes.

         The following reconciles the Company's expected income tax expense utilizing statutory tax rates to the actual tax expense for the nine month periods ended September 30:


                                                                 1996                  1995
                                                                 ----                  ----

           Tax expense at federal statutory rate                  $   92,000            $   62,000
           Non-deductible goodwill amortization                       33,000                33,000
           State income tax, net of federal benefit                   19,000                11,000
           Change in valuation allowance and other                         -             - 106,000

                                                           ==================    ==================
                                                                   $ 144,000        $            -
                                                           ==================    ==================

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)
(UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.       LIQUIDITY AND CAPITAL

         The Company had working capital of $2,205,421 at September 30, 1996 as compared to $1,717,001 at December 31, 1995, an improvement of $488,420. Current assets increased $670,472 and current liabilities increased $182,052. Approximately 67% of the asset increase is an increase in inventory with the remainder representing an increase in accounts receivable. Increases in cash and prepaid expenses are offset by reductions in marketable equity securities. Accounts payable and accrued expenses increased $523,501, primarily to finance the increase in inventory. This increase was offset by a reduction in notes payable and the payable to parent which totaled $340,386.

         During the nine months ended September 30, 1996, cash flows from operating activities was $322,867 and cash flows from investing activities was $57,984 while financing activities used $221,407, resulting in an increase in cash of $159,444. During the same 1995 nine month period, cash was used in operating activities in the amount of $161,465 and cash was used in investing activities in the amount of $556,085, while financing activities provided cash in the amount of $1,222,476, which resulted in an increase in cash of $504,926.

         During the nine months ended September 30, 1996, the Company incurred $223,965 for capital expenditures. The Company has a capital expenditure plan which calls for a total investment of approximately $1,200,000 during 1996 and 1997, as the funds become available. Some of the planned investment may be delayed, depending upon the availability of funds. The major items included in the capital expenditure budget include construction of a semi-automatic waste treatment facility, the replacement of older reactors and added storage, the purchase of additional equipment to be utilized in expanding powder dye production, the construction of a manual ice plant and laboratory and office equipment.


B.       RESULTS OF OPERATIONS

         The operations of the Company are all within one segment, the manufacture and marketing of chemicals.

                            SALES AND COSTS OF SALES

         Total revenues increased 15% during the nine month period ended September 30, 1996, as compared to the same period in 1995. Total revenues increased 8% during the three month period ended September 30, 1996, as compared to the same period in 1996. Gross profit margins were 22% during both nine month periods, while the gross profit experienced during the three months ended September 30, 1996 was 11% as compared to 16% during the same period in 1995.

         The sales increases during both the nine and three month periods ended September 30, 1996 were from the sale of new products. The sales increases are even more dramatic when the decline in red dye sales is considered. During the nine months ended

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)
(UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         September 30, 1996, Rose Color's sales of its red 614 dye declined 22% from the year earlier period. This reduced its share of sales from 38% during the 1995 period to 26% during the 1996 period. This same sales decline was 57% during the three month period ended September 30, 1996 as compared to the same period during 1995. Red dye sales during the 1996 third quarter represented only 16% of total sales, whereas it represented 38% of the same 1995 period.

         The manufacture and sale of a wider variety of dyes is not without its cost. The efficiencies gained when producing the same product on a fairly continuous basis are lost when the manufacturing effort emphasizes a larger variety of dyes. Although sales did increase 15% during the nine month period ended September 30, 1996 as compared to the same year earlier period, manufacturing costs increased 21% during the same period.

         During the nine months ended September 30, 1996, the Company reduced the production of its red 614 dye by approximately 18% due to lower demand. During the nine months ended September 30, 1996, the red dye represented 36% of total production, whereas, in the same period during 1995, the red dye represented 55% of total production. Since 85% of the reduced production was made during the three months ended September 30, 1996, the lower manufacturing volume resulted in a lower gross profit margin during the 1996 third quarter as compared to the 1995 third quarter.


                             OTHER EXPENSE (INCOME)

         Selling, general and administrative expense increased 28% during the nine month period ended September 30, 1996 as compared to the same 1995 period. These same expenses increased 30% during the three month period ended September 30, 1996 as compared to the same 1995 period. During the nine month period, one-half of the increase was incurred in Rose Ltd. and SPS. Rose Ltd. had only nominal costs during the 1995 period, while SPS was not acquired until 1996. Of the remaining $90,000 increase in costs, $45,000 was from increased travel costs, primarily to India for meetings relating to Rose Color's investment in MRCI, $18,000 was from increased sales commissions, less a reduction in direct sales salaries and the remainder related primarily to increased administrative compensation and related office expenses. The remainder of the increase during the three month period ended September 30, 1996 as compared to the same 1995 period was primarily due to the travel costs discussed above.

         Interest expense during both the nine month period and the three month period ended September 30, 1996 is approximately one-third the amount incurred during the same 1995 periods. The reduction in interest expense is due to the repayment of the related party loan, which was originally $500,000 in January 1995 and repaid in full during February 1996, and the reduction of other debt during the periods.

         During the first six months of 1996, the Company recognized a loss in the amount of $72,000 from its share of the start-up operations of MRCI. The MRCI operations reached a break-even point during the three months ended September 30, 1996, and are expected to yield a positive contribution to earnings in the future. MRCI completed its plant construction and had initial commercial production during the fourth quarter of 1995.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)
(UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The Company realized a gain of $167,123 from the sale of marketable equity securities during the first quarter of 1996. The Company had not had any transactions of this nature prior to that time.

         During the nine and three month periods ended September 30, 1996, respectively, the Company recorded deferred income tax expense to recognize the effects of changes in temporary differences. During the year ended December 31, 1995 and for the eight months ended August 31, 1996, the Company was included in the consolidated income tax return of Struthers Industries, Inc., its former majority owner. Deferred income taxes were not recorded by the subsidiary for 1995 until the fourth quarter of 1995, due to the significant losses incurred by Struthers.

                                     PART II

                                OTHER INFORMATION

         Items 1 through 5 of Part II have been omitted as not required, not significant, or because the information has been previously reported.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - Not applicable

         (b)      Reports on Form 8-K - Not applicable


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ROSE INTERNATIONAL LTD.



         Date:    November 8, 1996          By:      /s/ G. David Gordon
               --------------------                  ---------------------------
                                                     G. David Gordon
                                                     President


         Date:    November 8, 1996          By:      /s/ James R. Ross
              --------------------                   ---------------------------
                                                     James R. Ross
                                                     Controller