Form 10KSB40
period 1996-12-31
ROSE INTERNATIONAL LTD
filed 1997-04-15
CIK 1017655

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended DECEMBER 31, 1996.  Commission File No. 0-28720.

                             ROSE INTERNATIONAL LTD.
              (Exact name of small business issuer in its charter)

              DELAWARE                                73-1479833
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

             7633 EAST 63RD PLACE, SUITE 220, TULSA, OKLAHOMA 74133
                (Address of principal executive office)(Zip Code)

                   Issuer's telephone number - (918) 461-1667

         Securities registered under Section 12 (b) of the Exchange Act:

                          COMMON STOCK, $0.01 PAR VALUE
                              (Title of each class)

                                      NONE
                   (Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No ___ .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $6,698,612

As of March 31, 1997, the registrant had outstanding 7,522,243 shares of its Common Stock, par value of $0.01, its only class of voting securities. The aggregate market value of the shares of common stock of the registrant held by non-affiliates on March 31, 1997 was approximately $1,988,000 bases upon the average over the counter sales price on such date (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit Index.

Transitional Small Business Disclosure Format (Check one):  Yes ___ ;   No  X .

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

         Rose International Ltd. ("Rose" or "the Company") is a Delaware corporation organized on August 9, 1995. Rose, following its formation, merged with Rose International Inc. a/k/a Global Ecosystems, Inc. a Utah corporation organized on July 27, 1993 pursuant to an Agreement of Merger. Rose then acquired 100% of the issued and outstanding shares of Rose Color, Inc. ("RCI"). Rose acts primarily as a non-operating holding company which oversees the operations of its subsidiaries and joint ventures.

         Rose has two wholly-owned subsidiaries. RCI, a New Jersey corporation, organized on December 2, 1987, and SPS Alfachem, Inc. ("SPS"), a New Jersey corporation, organized on May 22, 1995 and acquired May 14, 1996. Effective July 1, 1994, RCI acquired 80% of the outstanding stock of JBW International, Inc.

                                  ACQUISITIONS

         ROSE COLOR, INC. - Effective August 9, 1995, the Company acquired all of the issued and outstanding common stock of RCI, a New Jersey corporation located in Newark, New Jersey. RCI is engaged in the manufacturing and marketing of a wide range of specialty organic chemical dyes and certain chemical intermediates associated with its production of dye products to the petroleum and plastics industries.

         The acquisition of RCI was accounted for by the purchase method of accounting with the assets and liabilities acquired being recorded at their fair value as of the effective date of the acquisition. Rose issued 4,500,000 shares of common stock to acquire 100% of the outstanding stock of RCI.

                            MARKETING AND COMPETITION

         RCI is primarily engaged in the manufacturing and marketing of specialty organic chemical dyes used principally in the petroleum and plastics industries, although the inks, coating and other industries using specialty dyes are also served. In addition, RCI markets certain chemical intermediates associated with its dye production and pigments. Sales are made primarily for negotiated prices to both domestic and foreign companies.

         RCI sells its products into the petroleum market primarily through two unrelated Great Lakes Corporation companies. The Associated Octel Company Limited (England), for sales outside North America and its subsidiary, Octel America (acquired in 1994 from DuPont and formerly its Petroleum Additives Division), for sales in North America. With their long association with the petroleum market, these two companies offer considerable market coverage of this industry.

         RCI markets its products to the plastics market both directly and through co-manufacturers and various distributors who sell under their own trade names. RCI currently retains one sales professional who is primarily in the non-petroleum sector. The executive officers of the Company also are active in fulfilling sales duties.

         During the fiscal year ended December 31, 1996, three customers accounted for 36%, 16% and 13% of revenues, respectively, while during the year ended December 31, 1995, two customers accounted for 44% and 17% of total revenues, respectively. A loss of one of the major customers of RCI would have an adverse impact on operations.

         Mafatlal Rose Color Industries Limited ("MRCI") is a joint venture in which RCI is a 49% partner with Indian Dyestuff Industries Limited ("IDI"), India's largest manufacturer of dyes and related intermediates. MRCI was formed to erect a plant in Baroda, India to manufacture specialty dyes. The first phase of a possible three phase complex became operational in the fourth quarter of 1995 and is capable of supplying approximately 500 metric tons (1.1 million pounds) of dyes that both enhance and complement the ranges of dyes made by RCI. MRCI is responsible for marketing petroleum dyes in India and will also work with Associated Octel in markets outside of North America. RCI expanded its production capacity with plant and equipment that allows for improved manufacturing flexibility and cost reduction. This expansion became operational during the second quarter of 1995.

         Although estimates of the demand for colorants in the United States vary, based upon the United States International Trade Commission reports and various other reports, the total market in terms of total annual revenue is estimated at approximately $2 billion, with dyes comprising $1.2 billion and pigments $800 million. Solvent dyes represent a market of approximately $70 million annually, of which $40 million is produced domestically.

         During the first half of 1994, off-road, untaxed diesel fuel was colored blue. The blue dye required high concentrate levels to meet colorization requirements. Based upon using the blue dye, the market for petroleum dyes which was approximately $50 million in 1993 was expected to reach at least $150 million in 1994. However, in June 1994, the Federal Aviation Authority objected to the use of blue coloration because it is also the same color used for low lead high octane aviation fuel. The Environmental Protection Agency upheld the FAA objection on safety grounds and mandated that by October 1, 1994 all non-taxable off-road diesel be colored with Solvent Red 164 (RCI product Red
614). In early 1994, RCI began successful production of the red petroleum dye, which is a lower-priced dye than the blue dye and for which colorization standards require lower concentrate levels. Intense pricing competition between RCI's two principal competitors developed over the last six months of 1994 and continued through 1995 and 1996, which has impacted RCI's pricing. The net result is a reduction in the annual market sales value for petroleum dyes to around $20 to $25 million. The world market for petroleum dyes is estimated to be just over $100 million annually. RCI also sells into the Italian market through a distributor and estimates that it currently has a 12-15% market share in Italy. RCI estimates its market share of the domestic market for petroleum dyes to be approximately 10% and approximately 6% for all solvent dyes.

         RCI has implemented a development program to both improve the economics of manufacturing existing products and to introduce a number of new plastic, ink and petroleum dyes which will increase the ability of RCI to compete in its present market and develop products for new markets.

         There are limited numbers of manufacturers of petroleum dyes: RCI, together with MRCI and IDI, have positioned themselves to be a reliable and cost competitive supply source worldwide. RCI benefits in the supply of some key raw materials through its relationship with IDI and also maintains regular contact with other principal suppliers to ensure the availability of such raw materials at an optimum cost.

         Research and development expenditures increased starting in 1995 so that management could achieve its objectives of developing a broader range of products for sale, continue the development of existing products and offer effective technical support to the major industries served. RCI estimates that product development and quality control costs have been approximately $250,000 during 1996 and $150,000 during 1995.

         RCI is affected by the actions of federal, state and local government agencies. These agencies can directly or indirectly impact the prices at which RCI purchases goods and services, such as tariffs on imported goods, water and electricity. RCI cannot predict what effect new regulations or changes to existing regulations may have on the future costs of such items. The products produced by RCI, the raw materials used to produce these products and the manufacturing processes employed by RCI are subject to control under various federal health, safety and environmental laws and regulations. These laws and regulations include, but are not limited to, the Toxic Substances Control Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act (Clean Water Act), the Comprehensive Environmental Response Act, the Compensation and Liability Act, the Superfund Amendments and Reauthorization Act and the Occupational Safety and Health Act. In addition, RCI is regulated by the New Jersey Department of Environmental Protection and Energy, the Passaic Valley Sewerage Commission, the Suburban Regional Health Commission and the City of Newark. RCI holds various operating permits required by these laws and regulations and is currently unaware of any violations that may exist.

         RCI may have to make changes to its processes or equipment to comply with future changes in these regulations. Additionally, regulatory changes could also impact suppliers of raw materials. RCI cannot predict how future changes may impact its current or planned operations, or those of its suppliers, but does expect to continue emphasizing environmental controls over manufacturing processes.

         As of December 31, 1996, Rose had 3 employees, RCI had 26 full time employees including one sales consultant and SPS had one employee. The production facility operates 24 hours per day utilizing three shifts. The laboratory currently operates two shifts and is available on a 24 hour basis as needed.



ITEM 2.           DESCRIPTION OF PROPERTIES


                     EXECUTIVE OFFICES AND OTHER PROPERTIES

         The Company's corporate headquarters are presently located at 7633 East 63rd Place, Suite 220, Tulsa, Oklahoma, 74133. Commencing February 1, 1997, the Company subleased its offices on a month to month basis at a rate of $1,350 per month for approximately 1,100 square feet, from G. David Gordon & Associates, P.C., the firm for which the Company' s President, G. David Gordon, is the owner.

         RCI's manufacturing facility is located at 170 Blanchard Street, Newark, New Jersey and consists of three buildings with approximately 80,000 square feet of office, laboratory, production and storage areas. The buildings are in sound condition and the complex is totally surfaced and enclosed with a perimeter fence. The existing electrical power, gas and water are sufficient for the current use, and all wiring and electrical fixtures are explosion proof. The facility has received Environmental Cleanup Responsibility Act approval from the State of New Jersey and is located with convenient access to major roadways and to ocean shipping, being less than one mile from exit 15E of the New Jersey Turnpike and close to the Port of Newark dock facilities. The property is adequately insured and there are no mortgages or other encumbrances on this property.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

(a) MARKET INFORMATION - The Company's common stock began trading on August 11, 1995 and is presently traded on the NASDAQ Bulletin Board under the symbol, "DYES". The following table sets forth the high and low bid prices for the Company's Common Stock for the six quarters ended December 31, 1996.

         1995
                                                   High                Low
                                                   ----                ---
         Quarter ended March 31, 1995               N/A                N/A
         Quarter ended June 30, 1995                N/A                N/A
         Quarter ended September 30, 1995         3 1/16             3 1/16
         Quarter ended December 31, 1995          4 1/32             4 1/32

         1996

         Quarter ended March 31, 1996              4 3/4              2 1/2
         Quarter ended June 30, 1996               3 3/4                3/4
         Quarter ended September 30, 1996          1 3/4                3/4
         Quarter ended December 31, 1996           1 3/8                5/8


(b) HOLDERS - As of December 31, 1996, there were approximately 274 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

(c) DIVIDENDS - The Company has not previously paid cash dividends on its common stock, and intends to utilize current resources to expand; thus, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS

         During the year ended December 31, 1996, the Company's primary business from the manufacture and marketing of organic chemical dyes accounted for approximately 98% of total revenues while SPS, the organization through which the Company will produce and supply fine chemicals, pharmaceutical intermediates and agrochemicals, as well as, offer custom and toll product development and manufacturing capabilities accounted for the remaining 2%.

                              RESULTS OF OPERATIONS

         Revenues increased 19% during 1996 as compared to 1995. Approximately 16% of this increase was from dye manufacturing and marketing while the remaining 3% of the increase was from the initial fine chemical sales from SPS. The Company realized gross profit in the amount of 21% during 1996 as compared to 20% during 1995.

         The principal area of growth in dye manufacturing and marketing revenues has been in powder dyes, which accounted for 95% of the revenue increase. During 1996 powder dye revenues represented 43% of total revenues while during 1995 it represented 36%.

         The diversification of product mix has been one of the principal goals of the Company, primarily to reduce the dependence upon Red 164 dye sales. During 1996, Red 164 dye sales represented 29% of total dye sales as compared to 34% during 1995. Total red dye sales remained relatively constant during 1996 as compared to 1995.

         Selling, general and administrative expenses increased $349,000 (41%) during 1996 as compared to 1995. Of this amount, $114,000 represents increases in Rose, which relates principally to the legal and professional fees associated with being a public company. SPS was acquired during 1996 and the initial compensation and travel costs associated with this start-up operation accounted for $74,000 of the increase. The remaining $161,000 increase represents costs associated with the dye manufacturing and marketing business of RCI and JBW. The principal components of this increase include legal and professional costs of $33,000, travel costs of $47,000 and sales commissions of $42,000, while the remaining $39,000 is primarily costs associated with the higher business volume, i.e., salaries, communications and office expenses. During 1997, the Company intends for the SPS operation to continue to expand, accordingly, it is anticipated that its administrative and selling costs will continue to increase during 1997. The administrative and selling costs of Rose and RCI are expected to remain relatively constant during 1997, although RCI's sales commissions will be a function of sales.

         Interest expense declined $71,000 (62%) during 1996 as compared to 1995. This decline is the result of the continuing decline in notes payable, long-term debt and obligations under capital leases. During 1995 the Company borrowed $500,000 and repaid $783,275, a net reduction of $283,275. During 1996 the Company reduced total debt by an additional $442,016.

         The Company realized a gain in the amount of $164,018 from the sale of marketable securities during 1996 and also recognized an unrealized loss from marketable securities in the amount of $8,949. The Company did not have any marketable security transactions during 1995 which resulted in recognition of any gain or loss.

         The Company recognized a loss in the amount of $34,956 during 1996 as compared to $66,476 during 1995 from its 49% ownership in the MRCI joint venture. The joint venture operated at a break-even during the third quarter of 1996 and during the fourth quarter of 1996 the Company recognized earnings in the amount of $37,422. It is expected that the joint venture will remain profitable during 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, Rose had working capital of $2,270,400 as compared to $1,717,001 at December 31, 1995. The working capital increase consists of an increase in current assets in the amount of $676,704 which is partly offset by an increase in current liabilities in the amount of $123,305. The majority of the net increase of $553,399 is represented by the inventory increase in the amount of $432,187.

         During 1996, operating activities provided cash in the total amount of $630,284 as compared to 1995 operating activities which used cash in the amount of $143,885. The increase in the amount of cash from operations of over $770,000 is primarily due to the use, during 1995, of funds contributed by Struthers to reduce accounts payable in the amount of $605,564.

         Rose incurred capital expenditures which totaled $245,000 during the year ended December 31, 1996, which is attributable primarily to the expansion and upgrade at Rose Color's facilities. Rose Color is planning on incurring approximately $1,500,000 in additional capital expenditures during the next three years, which will be scheduled as funding becomes available. These expenditures include approximately $900,000 which will be for the construction of a semi-automatic waste treatment facility, the replacement of older reactors and added storage, the purchase of additional equipment to be utilized in expanding powder dye production and a pilot plant. The remaining $600,000 is for SPS and includes approximately $350,000 for a laboratory and laboratory equipment and $250,000 for investment in India. The majority of the funding for these capital improvements is scheduled to come from collection of stock subscriptions, loan proceeds and working capital.

         The Company is currently planning on establishing bank lines of credit to utilize for financing a planned inventory expansion, both for RCI and for SPS.

                                     TRENDS

         RCI continues to experience strong competition for its Red 164 dye and has been able to maintain approximately the same volume of sales, although at lower average prices. RCI is continuing to expand the number of dyes that it produces and sells to help offset the negative impact of the Red 164 dye competition.


ITEM 7.           FINANCIAL STATEMENTS

         The Consolidated Financial Statements of Rose International Ltd. and Subsidiaries, together with the reports thereon of Guest & Company, P.C. dated February 25, 1997(for the year ended December 31, 1996) and of BDO Seidman, LLP dated March 24, 1995 (for the year ended December 31, 1995) are set forth on pages F-1 through F-20 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Form 8-K, which the Company filed with the SEC on December 11, 1996, on December 5, 1996, the Board of Directors of the Company approved the appointment of Guest & Company, P.C. as the independent auditors of the Company for the year ended December 31, 1996 and also approved the dismissal of BDO Seidman, LLP ("BDO") as the Company's independent auditors. During the year ended December 31, 1995 and for the subsequent interim period preceding the dismissal of BDO, there were no disagreements between the Company and BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference in its report to the subject matter of the disagreement.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

             DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following table sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees, together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

                                           POSITION OR OFFICE      DATE FIRST
NAME                        AGE             WITH THE COMPANY          ELECTED
-----------------------------------------------------------------------------
G. David Gordon              35             President                   1995

W. Leo Morris                75             Director                    1995

John D. Wilson               51             Director/                   1995
                                      President of Rose Color
                                            Secretary

Business experience for the last five years and other information relating to each Director, Executive Officer and Significant Employee is as follows:

          G. DAVID GORDON was elected a Director of the Company in 1995; has served as general counsel to the Company since August 1, 1995; has been engaged in the private practice of law since 1988 and is the owner of the law firm of G. David Gordon & Associates, P.C., in Tulsa, Oklahoma; a member of the bar in Oklahoma and was a licensed CPA in the state of Texas specializing in corporate acquisitions and taxation matters; received his Bachelor of Business Administration (Accounting) from Baylor University and his Juris Doctor Degree from the University of Tulsa; Director of Reconversion Technologies, Inc.

        W. LEO MORRIS was elected a Director of the Company in 1991; Senior Vice President of Boatmen's National Bank of Oklahoma (formerly Western National
Bank) since July 1987; prior to joining Western National Bank, had 30 years previous experience with banks in Oklahoma City and Tulsa; from 1948 until 1956, a petroleum engineer and production supervisor with Magnolia Petroleum Company.

         JOHN D. WILSON is President of Rose Color, Inc., a wholly owned subsidiary of the Company; joined RCI as a marketing consultant in August 1993 and was appointed President effective June 1, 1994; Mr. Wilson's previous experience includes over 25 years experience in the color and specialty chemical manufacturing environment.


ITEM 10.          EXECUTIVE COMPENSATION

              The following table sets forth the compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended December 31, 1996. The Company has no current long term compensation plans.

                               ANNUAL COMPENSATION

NAME AND
PRINCIPAL POSITION         YEAR             SALARY            BONUS             OTHER
---------------------------------------------------------------------------------------

G. David Gordon            1996              -                -                 $27,286
President & Director       1995              -                -                 $ 7,803
                           1994             N/A               N/A                   N/A

John D. Wilson             1996             $138,000          $11,200           -
Director &                 1995             $124,500          $ 3,300           -
President of RCI           1994             $ 73,150          $ 2,800           -
(6/94 to present)

Other includes fees paid G. David Gordon & Associates, P.C., the firm for which
G. David Gordon is owner.

         The Company makes available certain non-monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses. The value of such benefits did not exceed, in the case of any named individual, 10% of the cash compensation of such individual or, in the case of the group, 10% of the cash compensation for the group.

         INCENTIVE STOCK OPTION PLAN. On August 7, 1995, the directors of the Company adopted the Incentive Stock Option Plan (the "Plan") under which options to purchase shares of the Company's common stock are granted to key employees by the Compensation Committee which was established by the directors to administer the Plan. The option prices, determined by the Compensation Committee, shall not be less than the fair market value of the common stock at the date of grant. The purpose of the Plan is to provide key employees of the Company with an opportunity to acquire or increase their proprietary interest in the Company and to encourage them to remain in the employ of the Company. The number of shares of common stock which may be granted under the Plan shall not exceed 1,000,000 and no option shall be granted under the Plan after August 7, 2005. During August 1995, options to acquire 525,000 shares were granted at an exercise price of $1.00 per share. One option to acquire 75,000 shares was cancelled during 1996. No options have been exercised under this plan as of December 31, 1996.

         NONSTATUTORY STOCK OPTION PLAN. On August 10, 1995, the Company adopted a nonstatutory stock option plan which reserved 500,000 common shares for issuance under this Plan. During 1995, options to acquire 300,000 shares were granted at an exercise price of $2.50 per share, and no options were exercised. During 1996, an option to acquire 30,000 shares at an exercise price of $2.25 per share and an option to acquire 25,000 shares at $1.00 per share were granted and no options were exercised. After December 31, 1996, no additional options can be granted under this plan.



                INDIVIDUAL OPTION/SAR GRANTS IN LAST FISCAL YEAR

                  Options/          Options
                  SAR's             SARs Granted              Exercise          Market Price              Expira-
                  Granted           to Employees              Price             on Date of                tion
Name              (number)          In Fiscal Year            ($/Sh)            Grant ($/Sh)              Date
----              --------          --------------            ------            ------------              ----

G. David Gordon      None           None                      N/A               N/A                       N/A

John D. Wilson       None           None                      N/A               N/A                       N/A


              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES

                   Shares                                             Number of                 Number of
                  Acquired                                            Unexercised               Unexercised
                     on                     Value                     Options/SARs              Options/SARs
Name              Exercise                  Realized                  at FY-End                 at FY-End
----              --------                  --------                  ---------                 ---------

G. David Gordon     None                        -                     100,000                        0

John D. Wilson      None                        -                     100,000                        0


Directors are also compensated $200 for each Directors Meeting attended.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table indicates all persons who, as of March 31, 1997, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all directors of the Company and all officers not directors of the Company as a group.

                                                                                AMOUNT AND
                                          NAME & ADDRESS OF                     NATURE OF                 % OF
TITLE OF CLASS                            BENEFICIAL OWNER                      BENEFICIAL OWNER          CLASS
---------------------------------------------------------------------------------------------------------------

Common Stock                              M&M Group, Inc.                       5,250,000                 69.8%
Par value $.01                            824 Moraga Drive
                                          Bel-Air, CA   90049

                                          G. David Gordon(1)                      100,000                  1.3%
                                          7633 E. 63rd Place, #210
                                          Tulsa, OK   74133

                                          W. Leo Morris(1)                        100,000                  1.3%
                                          5875 S. Joplin
                                          Tulsa, OK 74119

                                          John D. Wilson(1)                       100,000                  1.3%
                                          35 Upton Pine
                                          Lebanon, NJ   08833

                                          All officers and (1)                    375,000                  5.0%
                                          directors as a group
                                          (4 persons)


         (1)      Represents  option to acquire shares.


                               CHANGES IN CONTROL

         On August 29, 1996, M&M Group, a Nevada corporation ("M&M"), acquired from Struthers Industries, Inc. ("Struthers"), a total of Five Million Two Hundred Fifty Thousand (5,250,000) shares of common stock of Rose International Ltd. Representing all shares of Rose common stock owned by Struthers. M&M purchased these shares pursuant to that certain Stock Purchase Agreement between M&M and Struthers Industries, Inc. dated August 29, 1996. In exchange therefor, M&M delivered a promissory note to Struthers in the amount of $4 million which is secured by the 5,250,000 shares of Rose common stock.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                         CERTAIN BUSINESS RELATIONSHIPS

         During 1996 and 1995, G. David Gordon & Associates, P.C., for whom G. David Gordon, President and Director, is owner, billed the Company $27,286 and $7,803, respectively, for services rendered.

         During 1996 and 1995, JBW International, Inc. paid rentals to its president under a month to month rental agreement in the amount of $750 per month ($9,000 per year).

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS    See Exhibit Index at page 13.

         (b) REPORTS ON FORM 8-K The Company filed a report on Form 8-K dated December 5, 1996, regarding its change in auditors, as discussed more fully at Item 8 hereof. There were no financial schedules included.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ROSE INTERNATIONAL LTD.



Date:    April 10, 1995                 By: /s/G. David Gordon
         --------------                     ------------------
                                             G. David Gordon,
                                             President and Principal
                                             Financial and Accounting Officer



Date:    April 10, 1995                 By: /s/ John D. Wilson
         --------------                     ------------------
                                             John D. Wilson,
                                             Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Date:    April 10, 1995                 By:    /s/ G. David Gordon
         --------------                     ------------------------
                                             G. David Gordon, Director



Date:    April 10, 1995                 By:    /s/ W. Leo Morris
         --------------                     ----------------------
                                             W. Leo Morris, Director



Date:    April 10, 1995                 By:    /s/ John D. Wilson
         --------------                      ----------------------
                                             John D. Wilson, Director

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM ROSE INTERNATIONAL, LTD. ("THE COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE. (The foregoing is not applicable to the original(s) hereof.)


                                  EXHIBIT INDEX

SECURITIES
AND EXCHANGE
COMMISSION                                                                                                 PAGE
EXHIBIT NO.                TYPE OF EXHIBIT                                                               NUMBER
-----------                ---------------                                                               ------

2                 Plan of Purchase, Sale, Reorganization, Liquidation or Succession                         N/A

3.1               Articles of Incorporation of the Company and amendments thereto and incorporated
                  herein by reference thereto.                                                              N/A

3.2               By-Laws of the Company and incorporated herein by reference thereto                       N/A

4                 Instruments defining the rights of security holders, including indentures                 N/A

9                 Voting Trust Agreement                                                                    N/A

10                Material Contracts                                                                        N/A

11                Statement regarding Computation of Per Share Earnings                                     N/A

16                Letter on Change in Certifying Accountants                                                N/A

18                Letter regarding Change in Accounting Principles                                          N/A

21                Subsidiaries of the Registrant-Included in Item I(a)                                      N/A

22                Published Report Regarding Matters Submitted to Vote of Security Holders                  N/A

23                Consents of Experts and Counsel                                                           N/A

24                Power of Attorney                                                                         N/A

27                Financial Data Schedule                                                                   N/A

28                Information from reports furnished to state insurance regulatory authorities              N/A

99                Additional Exhibits                                                                       N/A

INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Rose International Ltd. and Subsidiaries
Tulsa, Oklahoma


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Rose International Ltd. and Subsidiary for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rose International Ltd. and Subsidiary, and the results of their operations and their cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.



February 26, 1996                                               BDO SEIDMAN, LLP
Los Angeles, California

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Rose International Ltd. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Rose International Ltd. and subsidiaries as of December 31, 1996 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rose International Ltd. and subsidiaries at December 31, 1996 and the consolidated results of their operations and their cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                       /s/ Guest & Company, P.C.


February 25, 1997
Tulsa, Oklahoma

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1996


                                ASSETS

Cash and cash equivalents                                                       $    248,457
Marketable equity securities, less allowance for unrealized
   losses of $8,949 (notes 2 and 12)                                                  23,775
Accounts receivable, less allowance for doubtful receivables
   of $30,000                                                                      1,191,571
Due from employees                                                                     6,550
Inventories:
      Raw materials                                                                  544,497
      Work in process                                                                192,921
      Finished goods                                                                 980,203
                                                                                  ----------
           Total inventories                                                       1,717,621
Prepaid expenses                                                                      49,888
Deferred income tax asset (note 5)                                                    15,000
                                                                                ------------
      Total current assets                                                         3,252,862
                                                                                ------------
      Property, plant and equipment (note 3):
      Land                                                                           500,000
      Buildings                                                                    1,425,726
      Machinery and equipment                                                      4,946,326
      Office furniture and equipment                                                  86,257
      Automobiles                                                                     30,000
                                                                                ------------
                                                                                   6,988,309
Less accumulated depreciation and amortization                                       736,374
                                                                                ------------
      Net property, plant and equipment                                            6,251,935
Investment in joint venture (note 6)                                                 326,780
Goodwill, net of accumulated amortization of $473,898                              2,190,052
Organization costs, net of accumulated amortization of $2,471                          8,782
                                                                                ------------

                                                                                $ 12,030,411
                                                                                ============

See accompanying notes to consolidated financial statements.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
                      Consolidated Balance Sheet, Continued
                                December 31, 1996



               LIABILITIES AND STOCKHOLDERS' EQUITY

Current installments of long-term debt (note 4)                                 $      2,405
Current installments of capital lease obligations (note 3)                            99,190
Accounts payable                                                                     742,569
Accrued expenses                                                                     138,298
                                                                                ------------

      Total current liabilities                                                      982,462
                                                                                ------------

Capital lease obligations, excluding current installments (note 3)                   117,830
Deferred income tax liability (note 5)                                               784,000
                                                                                ------------

      Total liabilities                                                            1,884,292
                                                                                ------------

Minority interest in subsidiary                                                        1,435

Stockholders' equity (notes 6 and 9):
      Common stock, $.01 par value.  Authorized 25,000,000
         shares; issued and outstanding 7,525,000 shares                              75,250
      Additional paid-in capital                                                  11,995,048
      Accumulated deficit                                                            (81,112)
      Foreign currency translation adjustment                                        (46,502)
                                                                                ------------
                                                                                  11,942,684
      Less subscriptions receivable                                               (1,798,000)
                                                                                ------------
           Total stockholders' equity                                             10,144,684

Commitments (note 10)
                                                                                ------------
                                                                                $ 12,030,411
                                                                                ============

See accompanying notes to consolidated financial statements.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     Years ended December 31, 1996 and 1995

                                                                       1996               1995
                                                                   -----------         ----------

Net sales                                                          $ 6,698,612          5,624,917
Cost of sales                                                        5,284,134          4,489,272
                                                                   -----------         ----------
           Gross profit                                              1,414,478          1,135,645

Selling, general and administrative expenses                         1,202,791            853,279
                                                                   -----------         ----------

           Operating income                                            211,687            282,366
                                                                   -----------         ----------

Other income (deductions):
      Interest expense                                                 (43,091)          (114,239)
      Interest income                                                    6,299              3,268
      Realized gain on sale of marketable equity securities            164,018                 --
      Unrealized loss on marketable equity securities
         (note 2)                                                       (8,949)                --
      Equity in loss of joint venture (note 6)                         (34,956)           (66,476)
      Other                                                              3,931                483
                                                                   -----------         ----------
                                                                        87,252           (176,964)
                                                                   -----------         ----------

      Earnings before income taxes and minority interests              298,939            105,402

Income taxes (note 5)                                                  174,000             85,333
                                                                   -----------         ----------
      Earnings before minority interest                                124,939             20,069
Minority interest in net earnings of subsidiary                          3,565                 --
                                                                   -----------         ----------
           Net earnings                                            $   128,504             20,069
                                                                   ===========         ==========


Primary earnings per common share                                  $      .017               .003
                                                                   ===========         ==========
Weighted average common shares                                       7,411,495          5,933,333
                                                                   ===========         ==========

See accompanying notes to consolidated financial statements.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                     Years ended December 31, 1996 and 1995



                                                                              ADDITIONAL
                                                   COMMON STOCK                PAID-IN         ACCUMULATED
                                              SHARES           AMOUNT          CAPITAL           DEFICIT
                                             ---------      ----------       ------------       ----------

Balances at December 31, 1994                4,775,000      $   47,750      $   3,912,968        $(229,685)

Conversion of parent company debt
   to equity                                      -                -            5,893,580              -
Common stock issued on subscription          1,000,000          10,000            990,000              -
Foreign currency translation
   adjustment                                     -                -                  -                -
Net earnings for the year                         -                -                  -             20,069
                                             ---------      ----------       ------------       ----------

Balances at December 31, 1995                5,775,000          57,750         10,796,548         (209,616)

Subscriptions receivable collected                -                -                  -                -
Common stock issued on subscription          1,000,000          10,000            990,000              -
Conversion of former parent company
   debt to equity                             750,000            7,500            208,500              -
Foreign currency translation
   adjustment                                     -                -                  -                -
Net earnings for the year                         -                -                  -            128,504
                                             ---------      ----------       ------------       ----------

Balances at December 31, 1996                7,525,000      $   75,250       $ 11,995,048       $  (81,112)
                                             =========        ========         ==========         ========


                                                                                        STOCK-
                                                  FOREIGN                              HOLDERS'
                                                  CURRENCY            STOCK             EQUITY
                                                TRANSLATION       SUBSCRIPTION         (NOTES 6
                                                 ADJUSTMENT        RECEIVABLE            AND 9)
                                                 ----------        -----------       ------------

Balances at December 31, 1994                     $     -          $       -          $ 3,731,033

Conversion of parent company debt
   to equity                                            -                  -            5,893,580
Common stock issued on subscription                     -           (1,000,000)               -
Foreign currency translation
   adjustment                                       (39,726)               -              (39,726)
Net earnings for the year                               -                  -               20,069
                                                 ----------        -----------       ------------

Balances at December 31, 1995                       (39,726)        (1,000,000)         9,604,956

Subscriptions receivable collected                      -              202,000            202,000
Common stock issued on subscription                     -           (1,000,000)               -
Conversion of former parent company
   debt to equity                                       -                  -              216,000
Foreign currency translation
   adjustment                                        (6,776)               -               (6,776)
Net earnings for the year                               -                  -              128,504
                                                 ----------        -----------       ------------

Balances at December 31, 1996                    $  (46,502)       $(1,798,000)      $ 10,144,684
                                                   ========          =========         ==========


See accompanying notes to consolidated financial statements.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1996 and 1995



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                     1996               1995
                                                                   ---------         ----------
Cash flows from operating activities:
      Net income                                                   $ 128,504             20,069
      Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
           Depreciation and amortization                             392,015            341,755
           Deferred income taxes                                     174,000             85,333
           Unrealized loss on marketable equity securities             8,949                 --
           Foreign operations, net                                    63,956            114,254
      Changes in assets and liabilities:
           Increase in accounts receivable                          (335,745)          (160,845)
           (Increase) decrease in inventories                       (432,187)             9,697
           Decrease in marketable equity securities                  180,624                 --
           (Increase) decrease in prepaids                           (13,558)            51,416
           Increase (decrease) in accounts payable and
              accrued expenses                                       463,726           (605,564)
                                                                   ---------         ----------

           Net cash provided (used) by operating activities          630,284           (143,885)
                                                                   ---------         ----------

Cash flows from investing activities:
      Capital expenditures                                          (245,480)          (398,508)
      Investment in subsidiary                                       (75,000)                --
      Investment in joint venture                                         --           (597,329)
      Other                                                               --             (9,968)
                                                                   ---------         ----------

           Net cash used by investing activities                    (320,480)        (1,005,805)
                                                                   ---------         ----------

See accompanying notes to consolidated financial statements.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                     Years ended December 31, 1996 and 1995



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS,
   CONTINUED

                                                                      1996               1995
                                                                  -----------         ----------
Cash flows from financing activities:
      Capital contributions                                       $        --          1,353,591
      Collection of stock subscriptions                               202,000                 --
      Proceeds from notes payable                                          --            500,000
      Repayments of notes payable                                    (340,386)          (685,534)
      Repayments of obligations under capital leases                  (88,702)           (78,530)
      Repayments of long-term debt                                    (12,928)           (19,211)
                                                                  -----------         ----------

           Net cash provided by (used in) financing
              activities                                             (240,016)         1,070,316
                                                                  -----------         ----------

Net increase (decrease) in cash and cash equivalents                   69,788            (79,374)

Cash and cash equivalents, beginning of year                          178,669            258,043
                                                                  -----------         ----------

Cash and cash equivalents, end of year                            $   248,457            178,669
                                                                  ===========         ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

      Interest                                                    $    44,814            110,478
      Income taxes                                                         --                 --

Noncash investing and financing activities are as follows:

      Conversion of amount due parent into equity                 $   216,000          5,893,580
      Common stock issued on subscription                           1,000,000          1,000,000
      Third-party note receivable from parent                              --            213,348

See accompanying notes to consolidated financial statements.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



   (1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A)   PRINCIPLES OF CONSOLIDATION
              The consolidated financial statements include the accounts of Rose International Ltd., its wholly-owned subsidiaries, Rose Color, Inc. and SPS Alfachem, Inc. and Rose Color, Inc.'s 80% owned subsidiary, JBW International, Inc., (collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated.

        (B)   ORGANIZATION
              On August 1, 1995, Struthers Industries, Inc. (Struthers), a publicly-traded company, sold 100% of the issued and outstanding shares of Rose Color, Inc. (Color) to Global Ecosystems, Inc. (Global) in exchange for approximately 94% of the issued and outstanding shares of Global. Global subsequently changed its name to Rose International, Inc. and merged into and with Rose International Ltd. (Rose), a publicly-traded company, in a transaction accounted for as a reverse acquisition. Therefore, any historical financial statements presented represent the operations of Global which primarily reflect the operations of Color since Global's primary asset was shares of Color. As a result of the above transactions, Color was a wholly-owned subsidiary of Rose, with Struthers being the majority owner of Rose. During August 1996, Struthers sold 100% of its interest in Rose to the M&M Group.

        (C)   NATURE OF BUSINESS
              The Company is primarily engaged in the manufacture and marketing of speciality organic chemical dyes used principally in the petroleum and plastics industries, although the inks, coatings and other industries using specialty dyes are also served. In addition, the Company markets certain chemical intermediates associated with its dye production and pigments. Sales are made primarily for negotiated prices to both domestic and foreign companies.

        (D)   CASH EQUIVALENTS
              The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1996, cash equivalents consist of money market accounts and certificates of deposit.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



   (1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

        (E)   MARKETABLE EQUITY SECURITIES
              Marketable equity securities are comprised of trading securities held for short-term investment purposes and are stated at fair value, with the change in fair value during the period included in earnings. Realized gains or losses on marketable securities are calculated based on the first-in, first-out method of accounting.

        (F)   INVENTORIES
              Raw materials, work in process and finished goods inventories are stated at the lower of weighted average cost or market.

        (G)   PROPERTY, PLANT AND EQUIPMENT
              Owned property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease and is amortized over the estimated useful life of the related asset.

        (H)   GOODWILL
              Goodwill is recorded when the purchase price of net assets acquired exceeds the fair market value of those net assets acquired and is amortized using the straight-line basis over 15-year to 20-year periods. The Company's management evaluates the carrying value of goodwill on a periodic basis.

        (I)   INCOME TAXES
              Deferred income taxes are recognized for income and expense items that are reported for financial reporting purposes in different years than for income tax purposes.

        (J)   REVENUE AND COST RECOGNITION
              Sales revenues are recognized when the product is shipped. Cost of sales, which is recognized simultaneously with the recognition of sales, is comprised of the cost of raw materials and indirect costs incurred during the manufacturing process, such as labor, supplies, utilities, repairs and depreciation.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



   (1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

        (K)   USE OF ESTIMATES
              The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

        (L)   FAIR VALUE DETERMINATION
              Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, short-term debt and capital lease obligations. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates which the Company could borrow funds with similar remaining maturities.

       (M)    NET EARNINGS PER SHARE
              Net earnings per share amounts are computed using the weighted average number of shares outstanding during the period. Fully diluted earnings per share is presented if the assumed conversion of common stock equivalents results in material dilution.

        (N)   CONTINGENT CONSIDERATION
              Contingent commissions to be paid in accordance with and as a part of the purchase of SPS Alfachem, Inc. are treated as additional investment in that subsidiary.

   (2)  MARKETABLE EQUITY SECURITIES

        An allowance for unrealized losses is established for the amount that the aggregate cost of marketable equity securities exceeds their aggregate market value. At the balance sheet date, the allowance for unrealized losses is $8,949. Results of operations for the years ending December 31, 1996 and 1995 include net unrealized losses of $8,949 and zero, respectively.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



   (3)  LEASES

        The Company leases equipment under capital leases that expire over the next four years.

        Included in property, plant and equipment are the following amounts applicable to capital leases:

              Machinery and equipment                                 $ 655,047
              Office equipment                                            6,133
              Less accumulated amortization                             (73,540)
                                                                       --------

                                                                      $ 587,640
                                                                      =========

        The present value of future minimum capital lease payments as of December 31, 1996 are as follows:

                                                                           CAPITAL
                                                                           LEASES
                                                                           -------
              Year ended December 31,
                   1997                                                     $ 120,022
                   1998                                                       110,153
                   1999                                                        14,508
                   2000                                                         2,827
                   Later years                                                     -
                                                                             --------

                   Total minimum lease payments                               247,510

              Less amount representing interest (at rates varying from
                 9.0% to 15.6%)                                                30,490
                                                                             --------

                   Present value of net minimum capital lease payments        217,020

              Less current installments of capital lease obligations           99,190
                                                                             --------

                   Long-term capital leases obligations                     $ 117,830
                                                                              =======

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



   (4)  LONG-TERM DEBT

        Long-term debt consists of a note payable to a corporation with interest at 10.75%, payable in monthly installments of $673, with the final payment due April 21, 1997; secured by an automobile. The December 31, 1996 principal balance is reflected as current portion of long-term debt on the consolidated financial statements.

   (5)  INCOME TAXES

        For the year ended December 31, 1995, Rose International Ltd. (Rose) was a majority-owned subsidiary of Struthers Industries, Inc. (Struthers) and filed a consolidated return with that Company. For the year ended December 31, 1996, Rose will be included in the consolidated income tax return of Struthers through August 1996 (the date Struthers sold Rose) and will file a consolidated short-year income tax return with its subsidiaries for the period subsequent to the date of sale through December 31, 1996.

        Income tax expense consists of the following:

                                                                               TAX BENEFIT
                                                                              OF OPERATING
                                                                               LOSS CARRY-
                                                                              FORWARDS AND
                                             CURRENT          DEFERRED         TAX CREDITS          TOTAL
                                             -------          --------        ------------          -----
              1996:
                   Federal                    $ 236,000           (51,400)             -             184,600
                   State                            -             (10,600)             -             (10,600)
                                                -------          --------         --------          --------

                                              $ 236,000           (62,000)             -             174,000
                                                =======          ========         ========           =======

              1995:
                   Federal                    $ 140,444            80,505         (140,444)          80,505
                   State                         25,291             4,828          (25,291)            4,828
                                               --------         ---------         --------         ---------

                                              $ 165,735            85,333         (165,735)           85,333
                                                =======          ========          =======          ========

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



   (5)  INCOME TAXES, CONTINUED

        Actual income tax expense applicable to earnings before income taxes and minority interest is reconciled with the "normally expected" federal income tax for the years ended December 31, 1996 and 1995 as follows:

                                                          1996            1995
                                                        ---------        ------

Expected tax                                            $ 101,639         36,000
State income taxes, net of federal income
   tax effect                                              16,886          5,333
Amortization of goodwill not deductible
   for tax purposes                                        43,960         44,000
Difference in expected tax and intercompany
   tax allocation with former parent                       13,817             --
Foreign tax credit utilized                                (3,632)            --
Other                                                       1,330             --
                                                        ---------         ------

                                                        $ 174,000         85,333
                                                        =========         ======

        The deferred income tax assets and liabilities at December 31, 1996 are comprised of the following:

                                                   CURRENT      NONCURRENT
                                                   -------      ----------

Allowance for uncollectible accounts
   receivable                                     $ 12,000             --
Allowance for loss on marketable equity
   securities                                        3,000             --
Foreign tax credit                                      --         49,000
Accumulated loss of joint venture                       --         40,000
Technology transfer to joint venture                    --         53,000
                                                  --------        -------
                                                    15,000        142,000

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



   (5)  INCOME TAXES, CONTINUED

                                                                 CURRENT       NONCURRENT
                                                                 -------       ----------
         Less valuation allowance                                $    --              --
                                                                 -------        --------

         Deferred income tax assets                               15,000         142,000
         Deferred income tax liability - asset basis                  --        (926,000)
                                                                 -------        --------

              Net deferred income tax assets (liabilities)       $15,000        (784,000)
                                                                 =======        ========

        The Company has available at December 31, 1996, unused foreign tax credits of approximately $50,000 to be used against future federal income tax liabilities and state operating loss carryforwards of approximately $100,000. The state operating loss carryforwards expire between 2001 and 2002.

   (6)  INVESTMENT IN JOINT VENTURE

        The Company has a 49% interest in Mafatlal Rose Color Industries, Ltd.
        (MRCI), a joint venture company located in Baroda, India. MRCI was formed as a joint venture between the Company and Indian Dyestuff Industries, Ltd. to produce a wide range of dyes and related intermediates.

        The Company's investment in MRCI is accounted for under the equity basis of accounting. Operating losses of $34,956 and $66,476 were included in the Company's net earnings for the years ending December 31, 1996 and 1995, respectively. At December 31, 1996, the Company's stockholder's equity included a foreign currency translation adjustment of $46,502 related to the investment in MRCI. The Company sold data and raw materials totaling $164,000 and $277,000 in 1996 and 1995, respectively.

   (7)  GOODWILL

        The goodwill recorded by the Company is substantially due to push-down accounting applied to the acquisition of Rose Color, Inc. by Struthers Industries, Inc.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



   (8)  RELATED PARTY TRANSACTIONS

        Related party transactions are included in the financial statements as follows:

                                                                 1996         1995
                                                                -------       -----
         Rose International Ltd. and its subsidiaries
         incurred legal fees to an affiliate owned by an
         officer/director                                       $27,286       7,803

         JBW International, Inc. paid rentals to its
         president under a month-to-month rental
         agreement                                                9,000       9,000

   (9)  CAPITAL STOCK

        Stock subscriptions receivable were created through the sale of common stock pursuant to Regulation D. The common stock was sold in two offerings of 1,000,000 shares each at a price of $1.00 per share. The entire 2,000,000 shares were subscribed for under the offerings. A Form D was filed with the U.S. Securities and Exchange Commission on August 7, 1995 and August 26, 1996. As of December 31, 1996, $202,000 was
        collected from the offerings.

        On August 7, 1995, the directors of Rose International Ltd. adopted the Incentive Stock Option Plan (the Plan) under which options to purchase shares of Rose International Ltd.'s common stock are granted to key employees by the Compensation Committee which was established by the directors to administer the Plan. The option prices, determined by the Compensation Committee, shall not be less than the fair market value of the common stock at the date of grant. The purpose of the Plan is to provide key employees of the Company with an opportunity to acquire or increase their proprietary interest in the success of the Company and to encourage them to remain in the employ of the Company. The number of shares of common stock which may be granted under the Plan shall not exceed 1,000,000 and no option shall be granted under the Plan after August 7, 2005.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



   (9)  CAPITAL STOCK, CONTINUED

        The following is a summary of transactions related to all options to purchase common stock issued under the Plan for the two years ended December 31, 1996:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                             NUMBER              EXERCISE
                                                            OF SHARES               PRICE
                                                            ---------            --------
              Outstanding at December 31, 1994                      -
                   Granted                                      525,000             $ 1.00
                   Exercised                                        -
                   Cancelled                                        -
                                                               -------

              Outstanding at December 31, 1995                  525,000               1.00
                   Granted                                          -
                   Exercised                                        -
                   Cancelled                                     75,000               1.00
                                                               --------

              Outstanding at December 31, 1996                  450,000               1.00
                                                                =======

        The above options were granted with an exercise price equal to or greater than the common stock's fair market value at the date of grant.

        On August 10, 1995, the directors of Rose International Ltd. adopted the 1995 - 1996 Nonstatutory Stock Option Plan (the Nonstatutory Plan) under which options to purchase shares of Rose International Ltd.'s common stock are granted to key employees and consultants by the Compensation Committee which was established by the directors to administer the Nonstatutory Plan. The option prices, determined by the Compensation Committee, shall require board of director approval if they are less than 85% of the fair market value of the common stock at the date of grant. The purpose of the Nonstatutory Plan is to encourage key employees and consultants of the Company to promote the Company's business. The number of shares of common stock which may be granted under the Nonstatutory Plan shall not exceed 500,000 and no option shall be granted under the Nonstatutory Plan after December 31, 1996.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



   (9)  CAPITAL STOCK, CONTINUED

        The following is a summary of transactions related to all options to purchase common stock issued under the Nonstatutory Plan for the two years ended December 31, 1996:

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                              NUMBER              EXERCISE
                                                             OF SHARES             PRICE
                                                             ---------            --------
              Outstanding at December 31, 1994                       -
                   Granted                                       300,000           $ 2.50
                   Exercised                                         -
                   Cancelled                                         -
                                                               ---------

              Outstanding at December 31, 1995                   300,000             2.50
                   Granted                                        55,000             1.68
                   Exercised                                         -
                   Cancelled                                         -
                                                               ---------

              Outstanding at December 31, 1996                   355,000             2.11
                                                               =========

        The above options were granted with an exercise price equal to or greater than the common stock's fair market value at the date of grant.

  (10)  COMMITMENTS

        On June 1, 1994, Rose Color, Inc. (Color) entered into an employment agreement with its president, which shall remain in force through May 31, 1997. The agreement states that Color shall pay the president an initial monthly salary of $10,000 (which was raised to $12,000 in 1996) and an initial monthly automobile allowance of $450 (which was raised to $500 in 1996). The agreement also states that Color shall pay the president an annual bonus equal to 2% (4% commencing in 1996) of Color's annual profit, exclusive of management fees paid to its parent. The bonus cannot exceed $120,000.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



  (10)  COMMITMENTS, CONTINUED

        On May 14, 1996, Rose International Ltd. acquired 100% of the issued and outstanding shares of SPS Alfachem, Inc. (SPS) in exchange for $75,000 cash paid at closing and the promise to pay commissions, as described below, to the former shareholders of SPS. The business combination was accounted for as a purchase and SPS's operations from the acquisition date through December 31, 1996 are included in the accompanying consolidated financial statements of Rose International Ltd. and subsidiaries. Assuming this business combination had occurred on January 1, 1995, it would not have a material effect on net sales, net earnings and net earnings per share for the years ended December 31, 1995 and December 31, 1996; therefore, pro-forma information is not presented.

        In connection with the acquisition of SPS as described above, Rose is required to pay commissions to the former shareholders of SPS. The commissions shall be equal to 8% of the net margin realized on sales of SPS's products existing at May 14, 1996 to SPS's customers existing at that same date. The commission period shall be five years commencing on May 14, 1996 and aggregate commissions paid shall not exceed $325,000 with no minimum amount guaranteed.

        On May 14, 1996, SPS entered into an employment agreement with its vice president (employee) which shall remain in force through May 31, 1999. The agreement states that SPS shall pay the employee an annual salary of $65,000 and an annual automobile allowance of $3,000. The agreement also states that SPS shall pay the employee commissions equal to 10% of the net margin realized on sales of SPS's existing products to customers existing at the date of the agreement and 2% of the net margin realized on sales of new products or sales of existing products to new customers.

  (11)  CONCENTRATION OF RISK

        During the year ended December 31, 1996, sales to three customers accounted for 36%, 16% and 13% of revenues. Accounts receivable at December 31, 1996, from these three customers accounted for 30%, 12% and 5%, respectively, of total accounts receivable. During the year ended December 31, 1995, sales to two customers accounted for 44% and 17% of revenues. Accounts receivable at December 31, 1995, from these two customers accounted for 51% and 16%, respectively, of total accounts receivable. Management believes that the loss of these major customers would have an adverse impact on the Company's operating results.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



  (11)  CONCENTRATION OF RISK, CONTINUED

        In 1996 and 1995, export sales to customers outside of the United States amounted to 26% and 36%, respectively.

        At December 31, 1996, the Company had cash deposits in a single financial institution which exceeded the federally insured limit.

  (12)  SUBSEQUENT EVENTS

        As of February 25, 1997, the aggregate cost of marketable equity securities held by the Company at December 31, 1996 exceeded the aggregate market value of these securities by approximately $14,411, as compared with $8,949 at the balance sheet date.