Form 10QSB
period 1997-03-31
ROSE INTERNATIONAL LTD
filed 1997-05-14
CIK 1017655

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended: MARCH 31, 1997    Commission File Number: 0-28720

                             ROSE INTERNATIONAL LTD.
        (Exact name of small business issuer as specified in its charter)


                DELAWARE                                   73-1479833
       (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                  Identification No.)

               7633 E 63RD PLACE, SUITE 220, TULSA, OKLAHOMA 74133
                     (Address of principal executive office)

              100 WEST 5TH STREET, SUITE 601, TULSA, OKLAHOMA 74103
                 (Former address of principal executive office)

                                 (918) 461-1667
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes...X....  No.........

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

         COMMON STOCK $0.01 PAR VALUE                      7,525,000
         ----------------------------                      ---------
                    Class                                Outstanding at
                                                         March 31, 1997

Transitional Small Business Disclosure Format:  Yes    ;  No  X

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---
PART I.        Financial Information

  Item 1.      Condensed Consolidated Balance Sheets -                       3
               March 31, 1997 and December 31, 1996

               Condensed Consolidated Statements of Operations -             4
               Three Months Ended March 31, 1997 and 1996

               Condensed Consolidated Statement of Stockholders' Equity -    5
               Three Months Ended March 31, 1997

               Condensed Consolidated Statements of Cash Flows -            6-7
               Three Months Ended March 31, 1997 and 1996

               Notes to Condensed Consolidated Financial Statements -       8-10
               Three Months Ended March 31, 1997 and 1996

  Item 2.      Management's Discussion and Analysis of                     11-13
               Financial Condition and Results of Operations

PART II.       Other information                                             14

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

CONSOLIDATED BALANCE SHEET

                                                                    March 31,                   December 31,
                                                                       1997                         1996
                                                                   (Unaudited)                   (Audited)
                                                                   -----------                   ---------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $   288,193                  $   248,457
  Marketable equity securities                                                 12,596                       23,775
  Receivables, net                                                          1,127,679                    1,198,121
  Inventories                                                               1,885,842                    1,717,621
  Prepaid expenses and other assets                                            53,854                       49,888
  Deferred income taxes                                                        20,000                       15,000
                                                             -------------------------    -------------------------
Total current assets                                                        3,388,164                    3,252,862

Property and equipment, net                                                 6,229,837                    6,251,935
Goodwill, net of amortization                                               2,156,104                    2,190,052
Investment in joint ventures                                                  342,680                      326,780
Other                                                                           8,232                        8,782
                                                             =========================    =========================
                                                                          $12,125,017                  $12,030,411
                                                             =========================    =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        $   810,707                  $   742,569
  Accrued liabilities                                                         108,539                      138,298
  Current maturities of long-term obligations                                 101,595                      101,595
                                                             -------------------------    -------------------------
                                                                            1,020,841                      982,462

Long-term obligations                                                          92,146                      117,830
Deferred income taxes                                                         825,000                      784,000

Minority interest in subsidiary                                                 2,735                        1,435

STOCKHOLDERS' EQUITY
  Common stock                                                                 75,250                       75,250
  Paid-in capital                                                          11,995,048                   11,995,048
  Stock subscription receivable                                            (1,798,000)                  (1,798,000)
  Retained earnings (deficit)                                                 (41,501)                     (81,112)
  Foreign currency translation adjustment                                     (46,502)                     (46,502)
                                                             -------------------------    -------------------------
Total stockholders' equity                                                 10,184,295                   10,144,684
                                                             =========================    =========================
                                                                          $12,125,017                  $12,030,411
                                                             =========================    =========================

See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                           1997                      1996
                                                                           ----                      ----
SALES AND REVENUES                                                            $ 1,664,252                $1,879,635
COST OF SALES                                                                   1,273,733                 1,360,224
                                                                 -------------------------  ------------------------
GROSS PROFIT                                                                      390,519                   519,411

OTHER EXPENSE (INCOME)
  Selling, general and administrative expense                                     307,139                   312,981
  Interest expense                                                                  8,303                    17,035
  Equity in (income) loss of joint ventures                                       (12,500)                   59,484
  Gain from sale of marketable equity securities                                        -                  (167,123)
  Unrealized loss on marketable equity securities                                  11,179                         -
  Interest and other income                                                          (513)                     (508)
                                                                 -------------------------  ------------------------
                                                                                  313,608                   221,869
                                                                 -------------------------  ------------------------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST                                 76,911                   297,542
INCOME TAX EXPENSE                                                                 36,000                   130,000
                                                                 -------------------------  ------------------------
EARNINGS BEFORE MINORITY INTEREST                                                  40,911                   167,542
MINORITY INTEREST                                                                   1,300                         -
                                                                 =========================  ========================
NET EARNINGS                                                                  $    39,611                $  167,542
                                                                 =========================  ========================

NET EARNINGS PER SHARE                                                        $      0.01                $     0.03
                                                                 =========================  ========================

WEIGHTED AVERAGE SHARES OUTSTANDING                                             7,525,000                 5,775,000
                                                                 =========================  ========================

See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                               Common Stock                     Paid-in
                                                        Shares             Par Value            Capital
                                                        ------             ---------            --------

BALANCE, January 1, 1997                                   7,525,000             $75,250       $11,995,048

Net earnings

Foreign currency translation
  adjustment

                                                   ==================  ==================  ====================
BALANCE, March 31, 1997                                    7,525,000             $75,250       $11,995,048
                                                   ==================  ==================  ====================

                                              Stock                                 Foreign
                                          Subscription        Accumulated          Currency
                                           Receivable          Deficit            Adjustment            Total
                                           -----------         --------           -----------           -----

BALANCE, January 1, 1997                  $ (1,798,000)        $    (81,112)        $  (46,502)     $ 10,144,684

Net earnings                                                         39,611                               39,611

Foreign currency translation
  adjustment

                                     ==================     ==================  =================  ===================
BALANCE, March 31, 1997                   $ (1,798,000)        $   (41,501)        $  (46,502)      $ 10,184,295
                                     ==================     ==================  =================  ===================

See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                                       March 31, 1997
                                                                              1997                      1996
                                                                              ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                     $   39,611                 $  167,542
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                                     100,979                     93,762
  Deferred income taxes                                                              36,000                    130,000
  Foreign operations, net                                                           (12,500)                    88,484
  Unrealized loss on marketable equity securities                                    11,179                          -
  Interest due parent                                                                     -                      5,139
  Minority interest                                                                   1,300                          -
  Changes in assets and liabilities:
    Marketable equity securities                                                          -                    213,348
    Receivables                                                                      91,142                     30,644
    Inventories                                                                    (168,221)                   (91,185)
    Prepaid and other assets                                                         (3,966)                     5,059
    Accounts payable and accrued liabilities                                         38,378                    509,270
                                                                      ----------------------   ------------------------
Net cash provided by (used in) operating activities                                 133,902                  1,152,063
                                                                      ----------------------   ------------------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                                              (44,382)                   (81,385)
  Joint venture investments                                                          (3,400)                         -
                                                                      ----------------------   ------------------------
Net cash provided by (used in) investing activities                                 (47,782)                   (81,385)
                                                                      ----------------------   ------------------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Sale of common stock                                                                    -                    199,000
  Repayment of parent loan                                                                -                   (100,000)
  Advances to officers and employees                                                (20,700)                         -
  Loan principal repayments                                                         (25,684)                  (151,285)
                                                                      ----------------------   ------------------------
Net cash provided by (used in) financing activities                                 (46,384)                   (52,285)
                                                                      ----------------------   ------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 39,736                  1,018,393
CASH AND CASH EQUIVALENTS, beginning of period                                      248,457                    178,669
                                                                      ======================   ========================
CASH AND CASH EQUIVALENTS, end of period                                         $  288,193                 $1,197,062
                                                                      ======================   ========================

See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                                  March 31,
                                                                         1997                    1996
                                                                         ----                    ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                                $   8,303              $  17,035
                                                                 ======================  =====================

Income taxes paid                                                              $     -                $     -
                                                                 ======================  =====================


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)
(UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements of Rose International Ltd. include the accounts of Rose International Ltd. ("Rose Ltd."), its wholly-owned subsidiaries, Rose Color, Inc. ("Rose Color") and SPS Alfachem, Inc. ("SPS") and the 80% owned subsidiary of Rose Color, JBW International, Inc. ("JBW"). Rose Ltd. is a majority-owned subsidiary of M&M Group ("M&M"). (Rose Ltd. and its subsidiaries are collectively referred to as the "Company").

         The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited. The consolidated balance sheet at December 31, 1996 included in this report has been derived from the audited consolidated balance sheet.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1996, which is included in the Company's Form 10-KSB which was filed in April 1997. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.


B.       MARKETABLE SECURITIES

         As of March 31, 1997, the Company has an investment in marketable equity securities which are classified as trading securities. As of March 31, 1997 the cost of $32,724 exceed the fair value of the securities by $20,128. A loss in the amount of $11,179 is recognized during the current period, while the remainder was recognized during 1996.


C.       LONG-TERM OBLIGATIONS

         During the three months ended March 31, 1997, the Company reduced long-term obligations by $25,684. The Company did not add any additional long-term obligations during the period.


D.       COMMON STOCK AND COMMON STOCK OPTIONS

         On August 7, 1995 the Board of Directors of the Company authorized an Incentive Stock Option Plan (the "Plan") which for a term of ten years provides that one million shares of

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)
(UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         the Company's common stock be reserved for issuance to selected key employees and consultants. The Plan is to be administered by a compensation committee composed of two directors of the Company and this committee may grant no more than three hundred thousand shares of common stock to any one individual at a price based on the fair market value of the shares at the date of grant. The grant may be exercised over a ten year period, in not less than one thousand share lots and when exercised, the stock must be held for six months prior to sale. The options may be exercised only by the person to whom the option is granted and the Plan may be modified by the Board of Directors at any time. At March 31, 1997 the Company had granted options outstanding totaling 450,000 shares for ten years at an exercise price of $1.00 per share in accordance with the Plan, none of which had been exercised.

         On August 10, 1995 the Board of Directors adopted a 1995-1996 Nonstatutory Stock Option Plan for its officers, directors, key employees and consultants reserving 500,000 common shares for this option plan, which expired December 31, 1996. The options may be granted at prices determined by the compensation committee, which administers this plan, and may be exercised upon grant and paid for at the discretion of the Compensation Committee, with any unpaid amounts for shares received being evidenced by promissory notes. At March 31, 1997 the Company had outstanding grants which totaled 355,000 shares at an average exercise price of $2.11 per share, none of which had been exercised.

         Common stock options do not have an impact on primary earnings per share or fully-diluted earnings per share as the average trading price and the ending trading price has approximated or been less than the lowest exercise price of the common stock options.


E.       INCOME TAXES

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

         The following reconciles the Company's expected income tax expense utilizing statutory tax rates to the actual tax expense for the three month periods ended March 31:

                                                                         1997                  1996
                                                                         ----                  ----

           Tax expense at federal statutory rate                         $    26,000           $   101,000
           Non-deductible goodwill amortization                               11,000                11,000
           State income tax, net of federal benefit                            5,000                12,000
           Other                                                              -6,000                 6,000

                                                                   ==================    ==================
                                                                         $    36,000           $   130,000
                                                                   ==================    ==================

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)
(UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.       LIQUIDITY AND CAPITAL

         The Company had working capital of $2,367,323 at March 31, 1997 as compared to $2,270,400 at December 31, 1996, an improvement of $96,923. The increase was primarily reflected in higher inventories, which is consistent with the intended continuing expansion of the product range offered by the Company.

         During the three months ended March 31, 1997, cash flows from operating activities was $133,902 and cash flows used in investing activities was $47,782 while financing activities used $46,384, resulting in an increase in cash of $39,736. During the same 1996 period, cash flows from operating activities was $1,152,063 and cash used in investing activities was $81,385, while financing activities used cash in the amount of $52,285, which resulted in an increase in cash of $1,018,393. The higher cash flow from operations in the 1996 period was primarily from the proceeds received from the sale of marketable securities.

         During the three months ended March 31, 1997, the Company incurred $44,382 for capital expenditures. The Company has a capital expenditure plan which calls for a total investment of approximately $1,200,000 during 1997 and 1998, as the funds become available. Some of the planned investment may be delayed, depending upon the availability of funds. The major items included in the capital expenditure budget include construction of a semi-automatic waste treatment facility, the replacement of older reactors and added storage, the purchase of additional equipment to be utilized in expanding powder dye production, the construction of a pilot plant and laboratory and office equipment.


B.       RESULTS OF OPERATIONS

         The operations of the Company are all within one segment, the manufacture and marketing of chemicals.

                            SALES AND COSTS OF SALES

         Total revenues decreased 11% during the three month period ended March 31, 1997, as compared to the same period in 1996. The gross profit margin during the three months ended March 31, 1997 was 23% as compared to 28% during the same period in 1996.

         The manufacture and sale of a wider variety of dyes is not without its cost. The efficiencies gained when producing the same product on a fairly continuous basis are lost when the manufacturing effort emphasizes a larger variety of dyes. Sales decreased 11% during the three month period ended March 31, 1997 as compared to the same year earlier period, while manufacturing costs decreased by only 6% during the same period.

         Approximately $240,000 of the dye sale decline experienced by Rose Color during the three month period ended March 31, 1997 as compared to the same 1996 period was from the export sale of their green liquid dye. A one container shipment which normally

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)
(UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         would have been shipped during the first quarter was shipped during the last quarter of 1996.


                             OTHER EXPENSE (INCOME)

         Selling, general and administrative expense decreased 2% during the three month period ended March 31, 1997 as compared to the same 1996 period. The increased selling, general and administrative expense from the new operations of SPS, which commenced during the second quarter of 1996, were offset by reduced commission expense of Rose Color, which was due primarily to lower dye sales.

         Interest expense during the three month period ended March 31, 1997 is approximately one-half the amount incurred during the same 1996 period. The reduction in interest expense is primarily due to the reduction of debt during the 1996 period.

         The Company realized a gain of $167,123 from the sale of marketable equity securities during the first quarter of 1996. The Company did not have any sale transactions during the comparable 1997 period.

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


                                             ROSE INTERNATIONAL LTD.



         Date:  May 13, 1997                 By:      /s/ G. David Gordon
              -----------------                       -------------------
                                                      G.   David Gordon
                                                      President and Principal
                                                      Accounting Officer