Form 10QSB
period 1997-06-30
ROSE INTERNATIONAL LTD
filed 1997-08-14
CIK 1017655

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: JUNE 30, 1997      Commission File Number:       0-28720

                             ROSE INTERNATIONAL LTD.
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                       73-1479833
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

         COMMON STOCK $0.01 PAR VALUE                    7,525,000
         ----------------------------                    ---------
                   Class                                 Outstanding at
                                                         June 30, 1997

Transitional Small Business Disclosure Format:  Yes      ;  No   X

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

                                     INDEX

                                                                                        Page
                                                                                         No.
                                                                                        ----
PART I.       Financial Information

   Item 1.    Condensed Consolidated Balance Sheets -                                     3
              June 30, 1997 and December 31, 1996

              Condensed Consolidated Statements of Operations -                           4
              Three and Six Months Ended June 30, 1997 and 1996

              Condensed Consolidated Statement of Stockholders' Equity -                  5
              Six Months Ended June 30, 1997

              Condensed Consolidated Statements of Cash Flows -                         6-7
              Six Months Ended June 30, 1997 and 1996

              Notes to Condensed Consolidated Financial Statements -                   8-10
              Six Months Ended June 30, 1997 and 1996

   Item 2.    Management's Discussion and Analysis of                                 11-13
              Financial Condition and Results of Operations

PART II.      Other information                                                          14

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

CONSOLIDATED BALANCE SHEET


                                                      June 30,           December 31,
                                                        1997                1996
                                                     (Unaudited)          (Audited)
                                                    ------------        ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $    155,015        $    248,457
  Marketable equity securities                             9,000              23,775
  Receivables, net                                     1,249,741           1,198,121
  Inventories                                          2,036,948           1,717,621
  Prepaid expenses and other assets                       64,263              49,888
  Deferred income taxes                                   22,000              15,000
                                                    ------------        ------------
Total current assets                                   3,536,967           3,252,862

Property and equipment, net                            6,217,394           6,251,935
Goodwill, net of amortization                          2,121,968           2,190,052
Investment in joint ventures                             305,516             326,780
Other                                                      7,670               8,782
                                                    ------------        ------------
                                                    $ 12,189,515        $ 12,030,411
                                                    ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $  1,051,212        $    742,569
  Accrued liabilities                                    111,128             138,298
  Current maturities of long-term obligations            104,012             101,595
                                                    ------------        ------------
                                                       1,266,352             982,462

Long-term obligations                                     64,431             117,830
Deferred income taxes                                    781,000             784,000

Minority interest in subsidiary                            3,835               1,435

STOCKHOLDERS' EQUITY
  Common stock                                            75,250              75,250
  Paid-in capital                                     11,995,048          11,995,048
  Stock subscription receivable                       (1,798,000)         (1,798,000)
  Retained earnings (deficit)                           (151,766)            (81,112)
  Foreign currency translation adjustment                (46,635)            (46,502)
                                                    ------------        ------------
Total stockholders' equity                            10,073,897          10,144,684
                                                    ------------        ------------
                                                    $ 12,189,515        $ 12,030,411
                                                    ============        ============

See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                Three Months Ended                   Six Months Ended
                                                                     June 30,                            June 30,
                                                             1997               1996              1997                1996
                                                             ----               ----              ----                ----
SALES AND REVENUES                                       $ 1,782,388        $ 1,566,316        $ 3,446,640        $ 3,445,951
COST OF SALES                                              1,479,766          1,194,242          2,753,499          2,554,466
                                                         -----------        -----------        -----------        -----------
GROSS PROFIT                                                 302,622            372,074            693,141            891,485

OTHER EXPENSE (INCOME)
  Selling, general and administrative expense                414,287            281,417            720,861            594,398
  Interest expense                                             6,809             10,016             15,112             27,051
  Equity in (income) loss of joint ventures                   33,631             12,363             21,131             71,847
  Gain from sale of marketable equity securities                --                 --                 --             (167,123)
  Unrealized loss on marketable equity securities              3,596               --               14,775               --
  Interest and other income                                     (534)            (4,552)              (484)            (5,060)
                                                         -----------        -----------        -----------        -----------
                                                             457,789            299,244            771,395            521,113
                                                         -----------        -----------        -----------        -----------
EARNINGS BEFORE INCOME TAXES AND
  MINORITY INTEREST                                         (155,167)            72,830            (78,254)           370,372
INCOME TAX EXPENSE                                           (46,000)            37,000            (10,000)           167,000
                                                         -----------        -----------        -----------        -----------
EARNINGS BEFORE MINORITY INTEREST                           (109,167)            35,830            (68,254)           203,372
MINORITY INTEREST                                              1,100               --                2,400               --
                                                         -----------        -----------        -----------        -----------
NET EARNINGS                                             $  (110,267)       $    35,830        $   (70,654)       $   203,372
                                                         ===========        ===========        ===========        ===========

NET EARNINGS PER SHARE                                   $     (0.01)       $      0.01        $     (0.01)       $      0.03
                                                         ===========        ===========        ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                        7,525,000          6,525,000          7,525,000          6,150,000
                                                         ===========        ===========        ===========        ===========

See accompanying notes to consolidated financial statements

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                            Stock                      Foreign
                                     Common Stock            Paid-in     Subscription   Accumulated    Currency
                                 Shares      Par Value       Capital      Receivable      Deficit      Adjustment        Total
                                 ------      ---------       -------      ----------      -------      ----------        -----

Balance, January 1, 1997        7,525,000    $ 75,250     $ 11,995,048   $(1,798,000)   $ (81,112)     $(46,502)     $10,144,684

Net earnings (loss)                                                                       (70,654)                       (70,654)

Foreign currency translation                                                                               (133)            (133)
  adjustment
                               ----------    --------     ------------   -----------    ---------      --------      -----------
                                7,525,000    $ 75,250     $ 11,995,048   $(1,798,000)   $(151,766)     $(46,635)     $10,073,897
                               ==========    ========     ============   ===========    =========      ========      ===========



See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  Six Months Ended
                                                                      June 30,

                                                                1997            1996
                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                         $ (70,654)       $ 203,372
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                               203,017          190,352
  Deferred income taxes                                       (10,000)         167,000
  Foreign operations, net                                      21,131          100,847
  Unrealized loss on marketable equity securities              14,775             --
  Interest accrued                                               --              6,473
  Minority interest                                             2,400             --
  Changes in assets and liabilities:
    Marketable equity securities                                 --            213,348
    Receivables                                               (33,880)        (212,531)
    Inventories                                              (319,327)        (409,983)
    Prepaid and other assets                                  (14,375)            (214)
    Accounts payable and accrued liabilities                  281,471          309,475
                                                            ---------        ---------
Net cash provided by (used in) operating activities            74,558          568,139
                                                            ---------        ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                        (99,278)        (179,348)
  Subsidiary investment                                          --            (75,000)
                                                            ---------        ---------
Net cash provided by (used in) investing activities           (99,278)        (254,348)
                                                            ---------        ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Collection of stock subscription receivable                    --            202,000
  Repayment of parent loan                                       --           (221,859)
  Advances to officers and employees                          (17,740)            --
  Loan principal repayments                                   (50,982)        (177,186)
                                                            ---------        ---------
Net cash provided by (used in) financing activities           (68,722)        (197,045)
                                                            ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (93,442)         116,746
                                                              248,457          178,669
                                                            ---------        ---------
                                                            $ 155,015        $ 295,415
                                                            =========        =========

See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Six Months Ended
                                                                               June 30,
                                                                      1997                  1996
                                                                      ----                  ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                         $15,112             $27,051
                                                                      =======             =======
Income taxes paid                                                     $    -              $    -
                                                                      =======             =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements of Rose International Ltd. include the accounts of Rose International Ltd. ("Rose Ltd."), its wholly-owned subsidiaries, Rose Color, Inc. ("Rose Color") and SPS Alfachem, Inc. ("SPS") and the 80% owned subsidiary of Rose Color, JBW International, Inc. ("JBW"). Rose Ltd. is a majority-owned subsidiary of M&M Group, Inc. ("M&M"). (Rose Ltd. and its subsidiaries are collectively referred to as the "Company").

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


B.       MARKETABLE SECURITIES

         As of June 30, 1997, the Company has an investment in marketable equity securities which are classified as trading securities. As of June 30, 1997 the cost of $32,724 exceed the fair value of the securities by $23,724. A loss in the amount of $14,775 is recognized during the current period, while the remainder was recognized during 1996.


C.       LONG-TERM OBLIGATIONS

         During the six months ended June 30, 1997, the Company reduced long-term obligations by $50,982. The Company did not add any additional long-term obligations during the period.


D.       COMMON STOCK AND COMMON STOCK OPTIONS

         On August 7, 1995 the Board of Directors of the Company authorized an Incentive Stock Option Plan (the "Plan") which for a term of ten years provides that one million shares of

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



         the Company's common stock be reserved for issuance to selected key employees and consultants. The Plan is to be administered by a compensation committee composed of two directors of the Company, and this committee may grant no more than three hundred thousand shares of common stock to any one individual at a price based on the fair market value of the shares at the date of grant. The grant may be exercised over a ten year period, in not less than one thousand share lots and when exercised, the stock must be held for six months prior to sale. The options may be exercised only by the person to whom the option is granted and the Plan may be modified by the Board of Directors at any time. At June 30, 1997 the Company had granted options outstanding totaling 450,000 shares for ten years at an exercise price of $1.00 per share in accordance with the Plan, none of which had been exercised.

         On August 10, 1995 the Board of Directors adopted a 1995-1996 Nonstatutory Stock Option Plan for its officers, directors, key employees and consultants reserving 500,000 common shares for this option plan, which expired December 31, 1996. The options may be granted at prices determined by the compensation committee, which administers this plan, and may be exercised upon grant and paid for at the discretion of the Compensation Committee, with any unpaid amounts for shares received being evidenced by promissory notes. At June 30, 1997 the Company had outstanding grants which totaled 355,000 shares at an average exercise price of $2.11 per share, none of which had been exercised.

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

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



         Deferred income taxes result primarily from temporary differences in recognizing depreciation expense and foreign operations for tax and financial reporting purposes.

         The following reconciles the Company's expected income tax expense utilizing statutory tax rates to the actual tax expense for the six month periods ended June 30:

                                                  1997           1996
                                                  ----           ----
Tax expense at federal statutory rate          $(27,000)       $126,000
Non-deductible goodwill amortization             22,000          22,000
State income tax, net of federal benefit         (5,000)         19,000
                                               --------        --------

         Total income tax expense              $(10,000)       $167,000
                                               --------        --------

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.       LIQUIDITY AND CAPITAL

         The Company had working capital of $2,270,615 at June 30, 1997 as compared to $2,270,400 at December 31, 1996. Working capital has remained constant during the current period with inventory increases being offset by accounts payable increases, which is consistent with the continuing expansion of the product range offered by the Company.

         During the six months ended June 30, 1997, cash flow from operating activities was $74,558 and cash flow used in investing activities was $99,278 while financing activities used $68,722, resulting in a decrease in cash of $93,442. During the same 1996 period, cash flow from operating activities was $568,139 and cash used in investing activities was $254,348, while financing activities used cash in the amount of $197,045, which resulted in an increase in cash of $116,746. The higher cash flow from operations in the 1996 period was primarily from the proceeds received from the sale of marketable securities and the difference in net earnings.

         During the six months ended June 30, 1997, the Company incurred $99,278 for capital expenditures. The Company has a capital expenditure plan which calls for a total investment of approximately $1,200,000 during 1997 and 1998, as the funds become available. Some of the planned investment may be delayed, depending upon the availability of funds. The major items included in the capital expenditure budget include construction of a semi-automatic waste treatment facility, the replacement of older reactors and added storage, the purchase of additional equipment to be utilized in expanding powder dye production, the construction of a pilot plant and laboratory and office equipment.


B.       RESULTS OF OPERATIONS

         The operations of the Company are all within one segment, the manufacture and marketing of chemicals.

                            SALES AND COSTS OF SALES

         Total revenues were the same during the six month period ended June 30, 1997, as compared to the same period in 1996. The gross profit margin during the six months ended June 30, 1997 was 20% as compared to 26% during the same period in 1996. Total revenues increased 14% during the three month period ended June 30, 1997, as compared to the same period in 1996. The gross profit margin during the three months ended June 30, 1997 was 17% as compared to 24% during the same period in 1996.

         The manufacture and sale of a wider variety of dyes is not without its cost. The efficiencies gained when producing the same product on a fairly continuous basis are lost when the manufacturing effort emphasizes a larger variety of dyes.

         The Passaic Valley Sewerage Commissioners (PVSC) on June 9, 1997 obtained a Temporary Restraining Order on Rose Color, for alleged transgressions of the sewer

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES
(A MAJORITY-OWNED SUBSIDIARY OF M&M GROUP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


         permit. Rose Color has fully cooperated with PVSC in investigating the complaints and taking agreed remedial action. A draft consent order has been forwarded to PVSC for their approval. Production during the period from June 9, 1997 to present was severely reduced while the investigation was underway and this resulted in a loss of overhead recovery, loss of sales opportunities, additional capital expenditure and the spoiling of three batches of product due to delays in the production cycles. Rose Color has a defined plan to restore production levels and ensure compliance with PVSC requirements.


                             OTHER EXPENSE (INCOME)

         Selling, general and administrative expense increased $126,463 (21%) during the six months ended June 30, 1997 as compared to the same 1996 period and increased $132,870 (47%) during the three months ended June 30, 1997 as compared to the same 1996 period. The $126,000 increase during the six months ended June 30, 1997 includes an increase of $78,000 in Rose Ltd. and $59,000 in SPS which was partially offset by a decrease at Rose Color in the amount of $11,000. The Rose Ltd. increase includes $40,000 in audit costs, $28,000 in payroll costs and $10,000 in other general office costs. These costs were all borne by Struthers Industries, Inc. during the 1996 period. The decline in Rose Color's selling, general and administrative costs is primarily the result of reduced legal expenses of $50,000, which was partially offset by increased administrative costs associated with Rose Color's new pigment dye division. The $59,000 increase in SPS administrative and selling costs is primarily due to being active during the full 1997 period while SPS was only active approximately 6 weeks during the 1996 period.

         Interest expense during the six month period ended June 30, 1997 is approximately one-half the amount incurred during the same 1996 period. The reduction in interest expense is primarily due to the reduction of debt during the period.

         The Company realized a gain of $167,123 from the sale of marketable equity securities during the first quarter of 1996. The Company did not have any sale transactions during the comparable 1997 periods.

                                     PART II

                                OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

         The Passaic Valley Sewerage Commissioners (PVSC) on June 9, 1997 obtained a Temporary Restraining Order on Rose Color, for alleged transgressions of the sewer permit. Rose Color has fully cooperated with PVSC in investigating the complaints and taking agreed remedial actions. A draft consent order has been forwarded to PVSC for their approval.

         Items 2 through 5 of Part II have been omitted as not required, not significant, or because the information has been previously reported.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - Not applicable

         (b)      Reports on Form 8-K - Not applicable


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ROSE INTERNATIONAL LTD.



         Date:    August 11, 1997            By:     /s/ G. David Gordon
              -------------------------              ---------------------------
                                                     G. David Gordon
                                                     President and Principal
                                                     Accounting Officer