Form 10QSB
period 1997-09-30
ROSE INTERNATIONAL LTD
filed 1997-11-21
CIK 1017655

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended: SEPTEMBER 30, 1997 Commission File Number: 0-28720

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

                                 (918) 461-1667
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.       Yes   X     No
                        -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

      COMMON STOCK $0.01 PAR VALUE                    7,525,000
      ----------------------------                    ---------
                  Class                               Outstanding at
                                                      September 30, 1997

Transitional Small Business Disclosure Format:  Yes      ;  No   X
                                                    -----      -----

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            No.
                                                                            ----
PART I.   Financial Information

  Item 1. Condensed Consolidated Balance Sheets -                              3
          September 30, 1997 and December 31, 1996

          Condensed Consolidated Statements of Operations -                    4
          Three and Nine Months Ended September 30, 1997 and 1996

          Condensed Consolidated Statement of Stockholders' Equity -           5
          Nine Months Ended September 30, 1997

          Condensed Consolidated Statements of Cash Flows -                  6-7
          Nine Months Ended September 30, 1997 and 1996

          Notes to Condensed Consolidated Financial Statements -            8-11
          Nine Months Ended September 30, 1997 and 1996

  Item 2. Management's Plan of Operation                                      12


PART II.  Other information                                                   13

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES



CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                      September 30,         December 31,
                                                          1997                  1996
                                                       (Unaudited)            (Audited)
                                                       -----------            ---------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $      4,947          $    248,457
  Marketable equity securities                               7,435                23,775
  Receivables, net                                           6,533             1,198,121
  Inventories                                                   --             1,717,621
  Prepaid expenses and other assets                         27,884                49,888
  Deferred income taxes                                         --                15,000
                                                      ------------          ------------
Total current assets                                        46,799             3,252,862

Property and equipment, net                                 10,430             6,251,935
Goodwill, net of amortization                                   --             2,190,052
Investment in joint ventures                                    --               326,780
Equity securities held for investment                    9,588,031                    --
Other                                                        6,809                 8,782
                                                      ------------          ------------
                                                      $  9,652,069          $ 12,030,411
                                                      ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $     15,760          $    742,569
  Accrued liabilities                                           --               138,298
  Current maturities of long-term obligations                   --               101,595
                                                      ------------          ------------
                                                            15,760               982,462

Long-term obligations                                           --               117,830
Deferred income taxes                                           --               784,000

Minority interest in subsidiary                                 --                 1,435

STOCKHOLDERS' EQUITY
  Common stock                                              75,250                75,250
  Paid-in capital                                       11,995,048            11,995,048
  Stock subscription receivable                         (1,798,000)           (1,798,000)
  Retained earnings (deficit)                             (635,989)              (81,112)
  Foreign currency translation adjustment                       --               (46,502)
                                                      ------------          ------------
Total stockholders' equity                               9,636,309            10,144,684
                                                      ------------          ------------
                                                      $  9,652,069          $ 12,030,411
                                                      ============          ============

See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                 Three Months Ended                Nine Months Ended
                                                                   September 30,                     September 30,
                                                                1997            1996            1997            1996
                                                                ----            ----            ----            ----
SALES AND REVENUES                                          $        --     $        --     $        --     $        --
COST OF SALES                                                        --              --              --              --
                                                            -----------     -----------     -----------     -----------
GROSS PROFIT                                                         --              --              --              --

OTHER EXPENSE (INCOME)
  Selling, general and administrative expense                    39,600          14,826          67,670          55,102
  Interest expense                                                   --              --              --           6,473
  Equity in (income) loss of joint ventures                          --              --              --              --
  Loss (gain) from sale of marketable equity securities          15,062              --          15,062        (167,123)
  Unrealized loss (gain) on marketable equity securities        (16,626)             --          (7,661)             --
  Interest and other income                                        (299)         (1,438)         (1,128)         (4,689)
                                                            -----------     -----------     -----------     -----------
                                                                 37,737          13,388          73,943        (110,237)
                                                            -----------     -----------     -----------     -----------
EARNINGS BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                                       (37,737)        (13,388)        (73,943)        110,237
INCOME TAX EXPENSE (BENEFIT)                                      7,000          (5,000)          3,000          42,000
                                                            -----------     -----------     -----------     -----------
EARNINGS BEFORE DISCONTINUED OPERATIONS                         (44,737)         (8,388)        (76,943)         68,237
DISCONTINUED OPERATIONS                                        (439,486)        (69,554)       (477,934)         57,193
                                                            -----------     -----------     -----------     -----------
NET EARNINGS (LOSS)                                         $  (484,223)    $   (77,942)    $  (554,877)    $   125,430
                                                            ===========     ===========     ===========     ===========

NET EARNINGS (LOSS) PER SHARE                               $     (0.06)    $     (0.01)    $     (0.07)    $      0.02
                                                            ===========     ===========     ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                           7,525,000       7,025,000       7,525,000       6,650,000
                                                            ===========     ===========     ===========     ===========


See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                          Stock                           Foreign
                                  Common Stock          Paid-in        Subscription     Accumulated       Currency
                               Shares     Par Value     Capital         Receivable        Deficit        Adjustment       Total
                               ------     ---------     -------         ----------        -------        ----------       -----
BALANCE, January 1, 1997      7,525,000    $75,250    $11,995,048      $(1,798,000)      $ (81,112)      $(46,502)     $10,144,684

Net earnings (loss)                                                                       (554,877)                       (554,877)

Sale of subsidiaries                                                                                       46,502           46,502


                              ---------    -------    -----------      -----------       ---------       --------      -----------
BALANCE, September 30, 1997   7,525,000    $75,250    $11,995,048      $(1,798,000)      $(635,989)      $     --      $ 9,636,309
                              =========    =======    ===========      ===========       =========       ========      ===========


See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               1997            1996
                                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                         $(554,877)      $ 125,430
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                                 2,780           2,180
  Deferred income taxes                                                         3,000          42,000
  Unrealized loss on marketable equity securities                              (7,661)             --
  Interest accrued                                                                 --           6,473
  Discontinued operations                                                     477,934         (57,193)
  Changes in assets and liabilities:
    Marketable equity securities                                               15,076         190,061
    Receivables                                                                13,066              --
    Prepaid and other assets                                                  (27,884)             --
    Accounts payable and accrued liabilities                                  (17,224)          3,559
                                                                            ---------       ---------
Net cash provided by (used in) operating activities                           (95,790)        312,510
                                                                            ---------       ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                                         (2,258)         (6,807)
  Subsidiary repayment (investment)                                            53,114        (205,733)
                                                                            ---------       ---------
Net cash provided by (used in) investing activities                            50,856        (212,540)
                                                                            ---------       ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Collection of stock subscription receivable                                      --         202,000
  Repayment of parent loan                                                         --        (221,859)
                                                                            ---------       ---------
Net cash provided by (used in) financing activities                                --         (19,859)
                                                                            ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (44,934)         80,111
CASH AND CASH EQUIVALENTS, beginning of period (continuing operations)         49,881          18,794
                                                                            ---------       ---------
CASH AND CASH EQUIVALENTS, end of period                                    $   4,947       $  98,905
                                                                            =========       =========

See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

(UNAUDITED)


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                  1997          1996
                                                                                  ----          ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                                  $       --      $6,473
                                                                               ==========      ======

Income taxes paid                                                              $       --      $   --
                                                                               ==========      ======


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Exchange of common stock of Rose Color, Inc. and SPS Alfachem, Inc. for
   3,000,000 shares of common stock of International Imaging, Inc.             $9,588,031          --




See accompanying notes to consolidated financial statements.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements of Rose International Ltd. include the accounts of Rose International Ltd. ("Rose Ltd."), its wholly-owned subsidiaries, Rose Color, Inc. ("Rose Color") and SPS Alfachem, Inc. ("SPS") and the 80% owned subsidiary of Rose Color, JBW International, Inc. ("JBW"). Effective September 30, 1997, Rose Ltd. exchanged the common stock of Rose Color and SPS for three million common shares of International Imaging, Inc. (Imaging), which resulted in Rose Ltd. owning less than 20% of Imaging. (Rose Ltd. and its subsidiaries are collectively referred to as the "Company").

      The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited. The financial statements have been prepared including the operations of Rose Color and SPS as discontinued operations. The consolidated balance sheet at December 31, 1996 included in this report has been derived from the audited consolidated balance sheet.

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


B.    ACQUISITION

      Effective September 30, 1997 the Company entered into an Agreement and Plan of Reorganization by and among Chiralt Corp., Rose International Ltd., Rose Color, Inc., SPS Alfachem, Inc. and Struthers Industries, Inc. which resulted in the transfer to Chiralt Corp. the Company's ownership of Rose Color and SPS in exchange for three million shares of the common stock of International Imaging, Inc., a Delaware corporation (Commission File Number 000-26182). Summary financial information for Rose Color and SPS are included at note G herein.


C.    MARKETABLE SECURITIES

      As of September 30, 1997, the Company has an investment in marketable equity securities which are classified as trading securities. As of September 30, 1997 the cost of $8,723 exceed the fair value of the securities by $1,288.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


D.    LONG-TERM OBLIGATIONS

      During the nine months ended September 30, 1997, the Company's only long-term obligations were obligations of Rose Color. $75,846 of these obligations were retired prior to the sale of Rose Color.


E.    COMMON STOCK AND COMMON STOCK OPTIONS

      On August 7, 1995 the Board of Directors of the Company authorized an Incentive Stock Option Plan (the "Plan") which for a term of ten years provides that one million shares of the Company's common stock be reserved for issuance to selected key employees and consultants. The Plan is to be administered by a compensation committee composed of two directors of the Company, and this committee may grant no more than three hundred thousand shares of common stock to any one individual at a price based on the fair market value of the shares at the date of grant. The grant may be exercised over a ten year period, in not less than one thousand share lots and when exercised, the stock must be held for six months prior to sale. The options may be exercised only by the person to whom the option is granted and the Plan may be modified by the Board of Directors at any time. At September 30, 1997 the Company had granted options outstanding totaling 450,000 shares for ten years at an exercise price of $1.00 per share in accordance with the Plan, none of which had been exercised.

      On August 10, 1995 the Board of Directors adopted a 1995-1996 Nonstatutory Stock Option Plan for its officers, directors, key employees and consultants reserving 500,000 common shares for this option plan, which expired December 31, 1996. The options may be granted at prices determined by the compensation committee, which administers this plan, and may be exercised upon grant and paid for at the discretion of the Compensation Committee, with any unpaid amounts for shares received being evidenced by promissory notes. At September 30, 1997 the Company had outstanding grants which totaled 355,000 shares at an average exercise price of $2.11 per share, none of which had been exercised.

      Common stock options do not have an impact on primary earnings per share or fully-diluted earnings per share as the average trading price and the ending trading price has approximated or been less than the lowest exercise price of the common stock options.

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


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

      Deferred income taxes result primarily from temporary differences in recognizing net operating losses for tax and financial reporting purposes.

      The following reconciles the Company's expected income tax expense utilizing statutory tax rates to the actual tax expense for the nine month periods ended September 30:



                                                                 1997            1996
      Tax expense at federal statutory rate                   $(267,000)      $  92,000
      Non-deductible goodwill amortization                       33,000          33,000
      State income tax, net of federal benefit                  (31,000)         19,000
      Discontinued operations                                   236,000        (102,000)
      Valuation allowance adjustment                             32,000              --
                                                              ---------       ---------
        Total income tax expense - continuing operations      $   3,000       $  42,000
                                                              =========       =========

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


G.    DISCONTINUED OPERATIONS

      Effective September 30, 1997, Rose Ltd. exchanged their 100% ownership of Rose Color and SPS for three million shares of the common stock of International Imaging, Inc., which resulted in Rose Ltd. owning less than 20% of Imaging. The following summarizes the assets and liabilities of Rose Color and SPS:


                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        1997             1996
                          ASSETS
            Cash and cash equivalents                $   141,372      $   198,577
            Accounts receivable                          684,209        1,178,522
            Inventory                                  1,966,006        1,717,621
            Other current assets                          57,255           70,813
                                                     -----------      -----------
                                                       2,848,842        3,165,533
            Property and equipment, net                6,162,741        6,242,556
            Investment in foreign joint venture          283,035          326,780
            Goodwill                                   2,086,707        2,190,052
            Other assets                                     220              401
                                                     -----------      -----------
                                                     $11,381,545      $11,925,322
                                                     ===========      ===========
                  LIABILITIES AND EQUITY
            Current liabilities                        1,142,692          847,883
            Long-term debt                               143,579          219,425
            Deferred income taxes                        617,000          784,000
            Due Struthers Industries, Inc.             1,500,000        1,500,000
                                                     -----------      -----------
                                                       3,403,271        3,351,308
                                                     -----------      -----------
            Net equity                                 7,978,274        8,574,014
                                                     ===========      ===========


      The following summarizes the results of operations for the nine month periods ending September 30, 1997 and 1996 for Rose Color and SPS:


                                                           1997             1996
            Sales                                      $ 4,490,898       $4,740,331
            Cost of sales                                3,967,437        3,706,186
                                                       -----------       ----------
                                                           523,461        1,034,145

            Costs and expenses                           1,237,395          874,952
                                                       -----------       ----------
            Net income (loss) before income taxes         (713,934)         159,193
            Income tax expense (benefit)                  (236,000)         102,000
                                                       -----------       ----------
            Net income (loss)                          $  (477,934)      $   57,193
                                                       ===========       ==========

ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ITEM 2:     MANAGEMENT'S PLAN OF OPERATION

      Effective September 30, 1997, Rose Ltd. exchanged their 100% interest in Rose Color and SPS for three million shares of the common stock of International Imaging, Inc., which resulted in Rose Ltd. owning less than 20% of Imaging.

      The Company expects to hold their investment in Imaging for at least the next year, at which time they may elect to sell all or part of their investment to pursue other business opportunities. Until a future business venture is determined, the Company has eliminated their regular payroll and will utilize contract consultants to maintain their reporting requirements. Accordingly, it is anticipated that only nominal funding should be necessary for the next several months, which amounts should be available from debt financing.

      Management has determined that the Company's new business plan is primarily to seek one or more potential businesses which may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses which may be available to it will be extremely limited. In seeking to attain its business objective, the Company will not restrict its research to any particular industry. Rather, the Company may investigate businesses of essentially any kind or nature, including but not limited to, finance, high technology, manufacturing, service, sports, research and development, communications, insurance, brokerage, transportation and others. The Company does not intend to become an investment company or an investment advisor. Management's discretion is otherwise unrestricted, and it may participate in any business whatsoever which may, in the opinion of management, meet the business objectives discussed herein. As of September 30, 1997, the Company has not chosen the particular area of business in which it proposes to engage and has not conducted any market studies with respect to any business or industry.

      The Company will not restrict its search to any specific industry (except as set forth above), but may acquire any entity or position in a company which is (i) in its preliminary or development state; or (ii) is a going concern. At this time it is impossible to determine the needs of the business in which the company may seek to participate, and whether such business may require additional capital, management, or may be seeking other advantages which the Company may offer. In other instances, possible business endeavors may involve the acquisition of or merger with a company which does not need additional equity, but seeks to establish a public trading market for its securities.

      Businesses which seek the Company's participation in their operations may desire to do so to avoid what such businesses deem to be adverse factors related to undertaking a public offering. Such factors including substantial time requirements and legal costs, along with other conditions or requirements imposed by Federal and state securities laws.

      The analysis of potential business endeavors will be undertaken by or under the supervision of the Company's Directors. The Directors are comprised of individuals of varying business experiences, and management will rely on their own business judgment in formulating decisions as to the types of businesses which the Company may acquire or in which the Company may participate. It is quite possible that management will not have any business experience or expertise in the type of businesses engaged in by a company which may be investigated by the Company.

      In analyzing prospective businesses, management will consider such factors as available technical, financial and managerial resources; working capital and other financial requirements; such businesses; history of operations, if any, and prospects for the future; the nature of present and expected compensation; the quality and experience of management services which may be available and the depth of that management the potential for further research and development; risk factors; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of such businesses, products, services, trade or service marks; its name identification; and other relevant factors.

      While these factors will be considered, to a large extent a decision to participate in a specific business will be difficult, if not impossible, to analyze through the application of objective criteria. In many instances, the achievements of a specific business to date may not necessarily be indicative of its potential for the future because of various changing requirements in the marketplace, such as the ability to substantially shift marketing approaches, expand significantly or change product emphasis, change or substantially alter management, or other factors. On the other hand, the management of such companies may not have proven their abilities or effectiveness, or established the viability of the market, or the products or services which they propose to market. As such, the profitability of such a business may be unpredictable and might therefore subject the Company and its assets to substantial risks.

      As part of the Company's investigation of a business, management expects that it will meet personally with the target's management and personnel, visit and inspect the targets facilities, obtain independent analysis or verification of certain information provided, check references, of the target's management and key personnel, and conduct other reasonable measures, to the extent that the Company's limited resources and management's technical expertise, if any, permit. Generally, the Company will analyze all available information and make a determination based upon a composite of available facts, without reliance upon a single factor as controlling.

      It is anticipated that any number of prospective businesses will be available to the Company from various sources, including its management, its professional advisors, securities broker dealers, venture capitalists members of the financial community, and others who may present unsolicited proposals. In some instances, the Company may publish notices or advertisements in financial or trade publications seeking potential business acquisitions. In certain circumstances, the Company may agree, in connection with an acquisition, to pay a finder's fee or other compensation to an investment banking firm or other person (who may or may not be affiliated with the Company) who submits to the Company a business in which the Company participates.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits - Not applicable

      (b) Reports on Form 8-K - The Company filed Form 8-K on October 14,1997 to report the sale of Rose Color, Inc. and SPS Alfachem, Inc. for three million shares of the common stock of International Imaging, Inc. effective September 30, 1997. Pro forma financial schedules will be filed within sixty days of the filing date.


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ROSE INTERNATIONAL LTD.



      Date:  November 20, 1997          By:  /s/ G. David Gordon
           -------------------               ---------------------------
                                                 G. David Gordon
                                                 President and Principal
                                                 Accounting Officer