Form 10KSB40
period 1997-12-31
ROSE INTERNATIONAL LTD
filed 1998-06-08
CIK 1017655

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended DECEMBER 31, 1997. Commission File No. 0-28720.

                             ROSE INTERNATIONAL LTD
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

         Securities registered under Section 12(b) of the Exchange Act:

                          COMMON STOCK, $0.01 PAR VALUE
                              (Title of each class)

                                      NONE
                   (Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] ; No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  None

As of February 28, 1998, the registrant had outstanding 6,525,000 shares of its Common Stock, par value of $0.01, its only class of voting securities. The aggregate market value of the shares of common stock of the registrant held by non-affiliates on February 28, 1998 was approximately $478,000 based upon the average over the counter sales price on such date (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit Index.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]; No [X].

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

         Rose International Ltd ("Rose" or "the Company") is a Delaware corporation organized on August 9, 1995. Rose, following its formation, merged with Rose International Inc. a/k/a Global Ecosystems, Inc. a Utah corporation organized on July 27, 1993 pursuant to an Agreement of Merger. Rose then acquired 100% of the issued and outstanding shares of Rose Color, Inc. ("RCI"). Rose acts primarily as a non-operating holding company which oversees the operations of its subsidiaries and joint ventures.

         Rose has two wholly-owned subsidiaries: RCI, a New Jersey corporation, organized on December 2, 1987, and SPS Alfachem, Inc. ("SPS"), a New Jersey corporation, organized on May 22, 1995 and acquired May 14, 1996. Effective July 1, 1994, RCI acquired 80% of the outstanding stock of JBW International, Inc.

         Effective September 30, 1997, Rose exchanged the common stock of RCI and SPS for three million common shares of NexTech Enterprises International, Inc. (formerly International Imaging, Inc.) ("NexTech"), which resulted in Rose owning less than 20% of NexTech.


                          ACQUISITIONS AND DISPOSITIONS

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

         Effective September 30, 1997, Rose entered into an Agreement and Plan of Reorganization by and among Chiralt Corp., Rose International Ltd, Rose Color, Inc., SPS Alfachem, Inc. and Struthers Industries which resulted in the transfer to Chiralt Corp. of the Company's ownership of RCI and SPS in exchange for three million (3,000,000) common shares of NexTech, a Delaware corporation (Commission File Number 000-26182).


                            MARKETING AND COMPETITION

         The Company, prior to the disposal of its subsidiaries, was primarily engaged in the manufacturing and marketing of specialty organic chemical dyes used principally in the petroleum and plastics industries, although the inks, coatings and other industries using specialty dyes are also served. In addition, RCI marketed certain chemical intermediates associated with its dye production and pigments. At December 31, 1997, the Company does not have any revenue generating operations.

         RCI is affected by the actions of federal, state and local government agencies. These agencies can directly or indirectly impact the prices at which RCI purchases goods and services, such as tariffs on imported goods, water and electricity. RCI cannot predict what effect new regulations or changes to existing regulations may have on the future costs of such items. The products produced by RCI, the raw materials used to produce these products and the manufacturing processes employed by RCI are subject to control under various federal health, safety and environmental laws and regulations. These laws and regulations include, but are not limited to, the Toxic Substances Control Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act (Clean Water Act), the Comprehensive Environmental Response Act, the Compensation and Liability Act, the Superfund

Amendments and Reauthorization Act and the Occupational Safety and Health Act. In addition, RCI is regulated by the New Jersey Department of Environmental Protection and Energy, the Passaic Valley Sewerage Commission, the Suburban Regional Health Commission and the City of Newark. RCI holds various operating permits required by these laws.

         The Passaic Valley Sewerage Commission ("PVSC") on June 9, 1997 obtained a Temporary Restraining Order on RCI, for alleged transgressions of the sewer permit. On December 15, 1997, RCI agreed to a consent order which provided that RCI would pay to the PVSC a base amount of $108,000 in monthly payments of $3,000 commencing May 1, 1998 for thirty-six months. In the event RCI does not meet certain effluent discharge limitations, at predetermined testing times, the assessment could increase by an additional $88,000. RCI expects to install the necessary testing and treating equipment to allow it to comply with the discharge standards within the time limits specified.

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

         As of December 31, 1997, Rose had no employees. Required services will be obtained on a contract basis as needed.


ITEM 2.  DESCRIPTION OF PROPERTIES

                     EXECUTIVE OFFICES AND OTHER PROPERTIES

         The Company's corporate headquarters are presently located at 7633 East 63rd Place, Suite 220, Tulsa, Oklahoma, 74133. Commencing February 1, 1997, the Company subleased its offices on a month to month basis at a rate of $1,350 per month for approximately 1,100 square feet, from G. David Gordon & Associates, P.C., the firm for which the Company's President, G. David Gordon, is the owner. NexTech assumed the sublease when it acquired RCI and SPS effective October 1, 1997. The Company is currently utilizing space at no cost.


ITEM 3.  LEGAL PROCEEDINGS

         The Passaic Valley Sewerage Commission ("PVSC") on June 9, 1997 obtained a Temporary Restraining Order on RCI, for alleged transgressions of the sewer permit. On December 15, 1997, RCI agreed to a consent order which provided that RCI would pay to the PVSC a base amount of $108,000 in monthly payments of $3,000 commencing May 1, 1998 for thirty-six months. In the event RCI does not meet certain effluent discharge limitations, at predetermined testing times, the assessment could increase by an additional $88,000. RCI expects to install the necessary testing and treating equipment to allow it to comply with the discharge standards within the time limits specified.

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


                                                                          High                Low
                                                                          ----                ---

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


         1997

         Quarter ended March 31, 1997                                     1 3/8              11/16
         Quarter ended June 30, 1997                                      1 1/4               3/8
         Quarter ended September 30, 1997                                 7/16                3/8
         Quarter ended December 31, 1997                                   3/8                3/8



(b) HOLDERS - As of December 31, 1997, there were approximately 275 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

(c) DIVIDENDS - The Company has not previously paid cash dividends on its common stock, and intends to utilize current resources to expand; thus, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.



ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

         During the year ended December 31, 1996 and until September 30, 1997, the Company's primary business was the manufacture and marketing of organic chemical dyes. Effective September 30, 1997, Rose exchanged its ownership of RCI and SPS for 3,000,000 shares of the common stock of NexTech, which resulted in Rose owning less than 20% of NexTech.

         The Company expects to hold its investment in NexTech for at least the next year, at which time it may elect to sell all or part of its investment to pursue other business opportunities. Until a future business venture is determined, the Company has eliminated its regular payroll and will utilize contract consultants to maintain its reporting requirements. Accordingly, it is anticipated that only nominal funding should be necessary for the next several months, which amounts should be available from debt financing.

         Management has determined that the Company's new business plan is primarily to seek one or more potential businesses which may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses which may be available to it will be extremely limited. In seeking to attain its business objective, the Company will not restrict its search to any particular industry. Rather, the Company may investigate businesses of essentially any kind or nature, including but not limited to, finance, high technology, manufacturing, service, sports, research and development, communications, insurance, brokerage, transportation and others. The Company does not intend to become an investment company or an investment advisor. Management's discretion is otherwise unrestricted, and it may participate in any business whatsoever which may, in the opinion of management, meet the business objectives discussed herein. As of December 31, 1997, the Company has not chosen the particular area of business in which it proposes to engage and has not conducted any market studies with respect to any business or industry.

         The Company will not restrict its search to any specific industry (except as set forth above), but may acquire any entity or position in a company which is (i) in its preliminary or development state; or (ii) is a going concern. At this time it is impossible to determine the needs of the business in which the company may seek to participate, and whether such business may require additional capital, management, or may be seeking other advantages which the Company may offer. In other instances, possible business endeavors may involve the acquisition of or a merger with a company which does not need additional equity, but seeks to establish a public trading market for its securities.

         Businesses which seek the Company's participation in their operations may desire to do so to avoid what such businesses deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal costs, along with other conditions or requirements imposed by Federal and state securities laws.

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

         In analyzing prospective businesses, management will consider such factors as available technical, financial and managerial resources; working capital and other financial requirements; such businesses' history of operations, if any, and prospects for the future; the nature of present and expected compensation; the quality and experience of management services which may be available and the depth of that management; the potential for further research and development; risk factors; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of such businesses, products, services, trade or service marks; its name identification; and other relevant factors.

         While these factors will be considered, to a large extent a decision to participate in a specific business will be difficult, if not impossible, to analyze through the application of objective criteria. In many instances, the achievements of a specific business to date may not necessarily be indicative of its potential for the future because of various changing requirements in the marketplace, such as the ability to substantially shift marketing approaches, expand significantly or change product emphasis, change or substantially alter management, or other factors. On the other hand, the management of such companies may not have proven their abilities or effectiveness, or established the viability of the market, or the products or services which they propose to market. As such, the profitability of such a business may be unpredictable and might, therefore, subject the Company and its assets to substantial risks.

         As part of the Company's investigation of a business, management expects that it will meet personally with the target's management and personnel, visit and inspect the target's facilities, obtain independent analysis or verification of certain information provided, check references of the target's management and key personnel, and conduct other reasonable measures, to the extent that the Company's limited resources and management's technical expertise, if any, permit. Generally, the Company will analyze all available information and make a determination based upon a composite of available facts, without reliance upon a single factor as controlling.

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


ITEM 7. FINANCIAL STATEMENTS

         The Financial Statements of Rose International Ltd, together with the report thereon of Guest & Company, P.C. dated January 16, 1998 for the years ended December 31, 1997 and 1996 is set forth on pages F-1 through F-18 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


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


                                                     POSITION OR OFFICE                 DATE FIRST
NAME                                   AGE           WITH THE COMPANY                     ELECTED
----                                   ---           ----------------                     -------

G. David Gordon                         36             Director/President                    1995

W. Leo Morris                           76             Director/Secretary                    1995


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

         W. LEO MORRIS was elected a Director of the Company in 1995; Senior Vice President of Nations Bank (formerly Western National Bank) since July 1987; prior to joining Western National Bank, had 30 years previous experience with banks in Oklahoma City and Tulsa; from 1948 until 1956, a petroleum engineer and production supervisor with Magnolia Petroleum Company.


ITEM 10. EXECUTIVE COMPENSATION

              The following table sets forth the compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended December 31, 1997.
The Company has no current long term compensation plans.

                                            ANNUAL COMPENSATION

NAME AND
PRINCIPAL POSITION         YEAR             SALARY            BONUS             OTHER

G. David Gordon            1997               -                 -              $42,350
President & Director       1996               -                 -               27,286
                           1995               -                 -                7,803


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

         INCENTIVE STOCK OPTION PLAN. On August 7, 1995, the directors of the Company adopted the Incentive Stock Option Plan (the "Plan") under which options to purchase shares of the Company's common stock are granted to key employees by the Compensation Committee which was established by the directors to administer the Plan. The option prices, determined by the Compensation Committee, shall not be less than the fair market value of the common stock at the date of grant. The purpose of the Plan is to provide key employees of the Company with an opportunity to acquire or increase their proprietary interest in the Company and to encourage them to remain in the employ of the Company. The number of shares of common stock which may be granted under the Plan shall not exceed 1,000,000, and no option shall be granted under the Plan after August 7, 2005. During August 1995, options to acquire 525,000 shares were granted at an exercise price of $1.00 per share. One option to acquire 75,000 shares was cancelled during 1996. No options have been exercised under this plan as of December 31, 1997.

         NONSTATUTORY STOCK OPTION PLAN. On August 10, 1995, the Company adopted a nonstatutory stock option plan which reserved 500,000 common shares for issuance under this Plan. During 1995, options to acquire 300,000 shares were granted at an exercise price of $2.50 per share, and no options were exercised. During 1996, an option to acquire 30,000 shares at an exercise price of $2.25 per share and an option to acquire 25,000 shares at $1.00 per share were granted, and no options were exercised. After December 31, 1996, no additional options can be granted under this plan. As of December 31, 1997 options to acquire 355,000 Rose shares remain outstanding.

                INDIVIDUAL OPTION/SAR GRANTS IN LAST FISCAL YEAR

         There were no individual option or SAR grants during 1997.


              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES

         There were no option or SAR exercises during 1997. G. David Gordon had an option to acquire 100,000 shares of Rose common stock outstanding, the exercise price of which exceeded the market price.

         Directors are also compensated $200 for each Directors Meeting attended.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates all persons who, as of February 28, 1998, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all directors of the Company and all officers not directors of the Company as a group.

                                                                                AMOUNT AND
                                          NAME & ADDRESS OF                     NATURE OF                 % OF
TITLE OF CLASS                            BENEFICIAL OWNER                      BENEFICIAL OWNER          CLASS

Common Stock                              Richard T. Clark                     3,750,000                  57.5%
Par value $.01                            1165 E. 24th Place
                                          Tulsa, OK  74114

                                          Joel C. Holt                           750,000                  11.5%
                                          E 11 Woodfield Condos
                                          Asheville, NC

                                          G. David Gordon (1)                    100,000                   1.5%
                                          7633 E. 63rd Place, #210
                                          Tulsa, OK   74133

                                          W. Leo Morris (1)                      100,000                   1.5%
                                          5875 S. Joplin
                                          Tulsa, OK 74119

                                          All officers and (1)                   200,000                   3.0%
                                          directors as a group
                                          (2 persons)

         (1)      Represents option to acquire shares.

                               CHANGES IN CONTROL

         On August 29, 1996, M&M Group, a Nevada corporation ("M&M"), acquired from Struthers Industries, Inc.

("Struthers"), a total of Five Million Two Hundred Fifty Thousand (5,250,000) shares of common stock of Rose International Ltd representing all shares of Rose common stock owned by Struthers. M&M purchased these shares pursuant to that certain Stock Purchase Agreement between M&M and Struthers Industries, Inc. dated August 29, 1996. In exchange therefor, M&M delivered a promissory note to Struthers in the amount of $4 million which is secured by the 5,250,000 shares of Rose common stock. M&M was unable to complete the transaction and its obligation to Struthers was assumed by EROSE Capital Corporation in exchange for the 5,250,000 shares of common stock of Rose, which EROSE subsequently sold.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1997 and 1996, G. David Gordon & Associates, P.C., for whom G. David Gordon, President and Director, is owner, billed the Company $42,350 and $27,286, respectively, for services rendered.

         Until its sale in 1997 and during 1996, JBW International, Inc. paid rentals to its president under a month to month rental agreement in the amount of $750 per month ($6,750 during 1997 and $9,000 during 1996).

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS See Exhibit Index at page 13.

         (b) REPORTS ON FORM 8-K The Company filed a report on Form 8-K dated September 30, 1997 to report the sale of Rose Color, Inc. and SPS Alfachem, Inc. for three million (3.000.000) shares of the common stock of NexTech Enterprises International, Inc. (formerly International Imaging, Inc.) effective September 30, 1997. Pro forma financial schedules were filed.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             ROSE INTERNATIONAL LTD



Date:    June 3, 1998                      By: /s/ G. David Gordon
         ------------                         --------------------
                                               G. David Gordon,
                                               President and Principal
                                               Financial and Accounting Officer



Date:    June 3, 1998                      By: /s/ W. Leo Morris
         ------------                         -----------------
                                               W. Leo Morris,
                                               Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Date:    June 3, 1998                     By: /s/ G. David Gordon
         ------------                        --------------------
                                              G. David Gordon, Director



Date:    June 3, 1998                     By: /s/ W. Leo Morris
         ------------                        -----------------
                                              W. Leo Morris, Director

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

11                Statement regarding Computation of Per Share Earnings                                                 N/A

16                Letter on Change in Certifying Accountants                                                            N/A

18                Letter regarding Change in Accounting Principles                                                      N/A

21                Subsidiaries of the Registrant-Included in Item I(a)                                                  N/A

22                Published Report Regarding Matters Submitted to Vote of Security Holders                              N/A

23                Consents of Experts and Counsel                                                                       N/A

24                Power of Attorney                                                                                     N/A

27                Financial Data Schedule                                                                                12

28                Information from reports furnished to state insurance regulatory authorities                          N/A

99                Additional Exhibits                                                                                  N/A

                             ROSE INTERNATIONAL LTD.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1997 and 1996

                         (With Auditor's Report Thereon)

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

                           December 31, 1997 and 1996




                                TABLE OF CONTENTS
                                                                      PAGE

Independent Auditor's Report                                           F-1

Consolidated Financial Statements:

      Consolidated Balance Sheet                                    F-2 to F-3

      Consolidated Statements of Operations                         F-4 to F-5

      Consolidated Statements of Stockholders' Equity                  F-6

      Consolidated Statements of Cash Flows                         F-7 to F-9

      Notes to Consolidated Financial Statements                   F-10 to F-18

                             [GUEST & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Rose International Ltd. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Rose International Ltd. and subsidiaries as of December 31, 1997 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rose International Ltd. and subsidiaries at December 31, 1997 and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.



                            /s/ Guest & Company, P.C.




January 16, 1998, except for note 9, as to which the date is June 2, 1998 Tulsa, Oklahoma

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                December 31, 1997



                                ASSETS

Cash and cash equivalents                                                 $    1,316
Marketable equity securities, less allowance for unrealized
   losses of $9,750 (note 2)                                                   4,931
Prepaid expenses                                                                 330
                                                                          ----------

      Total current assets                                                     6,577
                                                                          ----------

Office furniture and equipment                                                12,638

Less accumulated depreciation                                                  2,616
                                                                          ----------
      Net office furniture and equipment                                      10,022

Marketable equity securities held for investment (notes 2, 6 and 9)        3,000,000
Organization costs, net of accumulated amortization of $4,190                  6,286
                                                                          ----------
                                                                          $3,022,885
                                                                          ==========




See accompanying notes to consolidated financial statements.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

                                December 31, 1997



               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 $     17,428
Accrued expenses                                                           26
                                                                 ------------

      Total current liabilities                                        17,454
                                                                 ------------

Stockholders' equity (notes 4 and 6):
      Common stock, $.01 par value.  Authorized 25,000,000
         shares; issued and outstanding 6,525,000 shares               65,250
      Additional paid-in capital                                   11,005,048
      Accumulated deficit                                          (7,266,867)
                                                                 ------------
                                                                    3,803,431
      Less subscriptions receivable                                  (798,000)
                                                                 ------------
           Total stockholders' equity                               3,005,431
                                                                 ------------
                                                                 $  3,022,885
                                                                 ============





See accompanying notes to consolidated financial statements.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years Ended December 31, 1997 and 1996



                                                                       1997             1996
                                                                       ----             ----

Net sales                                                          $        --              --
Cost of sales                                                               --              --
                                                                   -----------        --------
           Gross profit                                                     --              --

Selling, general and administrative expenses                           102,162         118,365
                                                                   -----------        --------

           Operating income                                           (102,162)       (118,365)
                                                                   -----------        --------

Other income (deductions):
      Interest expense                                                      --          (6,473)
      Interest income                                                    1,236           5,852
      Realized gain (loss) on sale of marketable
         equity securities                                             (15,062)        164,018
      Unrealized loss on marketable equity securities
         (note 2)                                                         (801)         (8,949)
                                                                   -----------        --------
                                                                       (14,627)        154,448
                                                                   -----------        --------

      Earnings (loss) from continuing operations before
         income taxes                                                 (116,789)         36,083

Income taxes (note 5)                                                    3,000          44,000
                                                                   -----------        --------

      Loss from continuing operations                                 (119,789)         (7,917)

Loss on disposal of discontinued segment, net of
   income taxes (note 6)                                            (6,588,031)             --

Income (loss) from discontinued operations, net of
   income taxes (note 6)                                              (477,935)        136,421
                                                                   -----------        --------

           Net income (loss)                                       $(7,185,755)        128,504
                                                                   ===========        ========

See accompanying notes to consolidated financial statements

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

                     Years Ended December 31, 1997 and 1996



                                                                 1997                 1996
                                                                 ----                 ----

Weighted average common shares                                   6,525,000            7,411,495
                                                            ==============        =============

Earnings (loss) per common share:
      Continuing operations                                 $        (.018)               (.001)
      Discontinued operations:
           Loss on disposal of discontinued segment                 (1.010)                  --
           Income (loss) from discontinued operations                (.073)                .018
                                                            --------------        -------------

                 Total                                      $       (1.101)                .017
                                                            ==============        =============



See accompanying notes to consolidated financial statements.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years Ended December 31, 1997 and 1996



                                                                                                                           STOCK-
                                                                                            FOREIGN                        HOLDERS'
                                                               ADDITIONAL                   CURRENCY        STOCK          EQUITY
                                             COMMON STOCK       PAID-IN     ACCUMULATED    TRANSLATION   SUBSCRIPTION     (NOTES 4
                                         SHARES      AMOUNT    CAPITAL       DEFICIT        ADJUSTMENT     RECEIVABLE       AND 6)
                                         ------      ------  ------------  -----------    ----------    ------------     --------

Balances at December 31, 1995          5,775,000  $  57,750  $ 10,796,548  $  (209,616)   $  (39,726)   $(1,000,000)    $ 9,604,956

Subscriptions receivable collected          -          -             -            -             -           202,000         202,000
Common stock issued on subscription    1,000,000     10,000       990,000         -             -        (1,000,000)           -
Conversion of former parent company
   debt to equity                        750,000      7,500       208,500         -             -              -            216,000
Foreign currency translation
   adjustment                               -          -             -            -           (6,776)          -             (6,776)
Net earnings for the year                   -          -             -         128,504          -              -            128,504
                                       ---------  ---------  ------------  -----------    ----------   ------------    -----------

Balances at December 31, 1996          7,525,000     75,250    11,995,048      (81,112)      (46,502)    (1,798,000)     10,144,684

Foreign currency translation
   adjustment                               -          -             -            -           46,502           -             46,502
Cancellation of common stock issued
   on subscription                    (1,000,000)   (10,000)     (990,000)        -             -         1,000,000            -
Net loss for the year                       -          -             -      (7,185,755)         -              -         (7,185,755)
                                       ---------  ---------  ------------  -----------   -----------   ------------   -------------
Balances at December 31, 1997          6,525,000  $  65,250  $ 11,005,048  $(7,266,867)   $     -        $ (798,000)    $ 3,005,431
                                       =========  =========  ============  ===========   ===========   ============   =============



See accompanying notes to consolidated financial statements.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years Ended December 31, 1997 and 1996



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                      1997             1996
                                                                      ----             ----
Cash flows from operating activities:
      Net income (loss)                                           $(7,185,755)        128,504
      Adjustments to reconcile net income (loss) to net
         cash provided (used) by operating activities:
           Depreciation and amortization                                3,712           3,056
           Deferred income taxes                                        3,000          (3,000)
           Loss on disposal of discontinued segment                 6,588,031              --
           Unrealized loss on marketable equity securities                 --           8,949
           Discontinued operations                                    477,935        (136,421)
           Foreign operations, net                                         --              --
      Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                  19,599         (19,599)
           Decrease in marketable equity securities                     9,919         198,498
           (Increase) decrease in prepaids                               (330)             --
           Increase (decrease) in accounts payable and
              accrued expenses                                        (15,528)         30,023
                                                                  -----------        --------

           Net cash provided (used) by operating activities           (99,417)        210,010
                                                                  -----------        --------

Cash flows from investing activities:
      Capital expenditures                                             (2,258)         (6,807)
      Investment in subsidiary                                         53,114        (105,733)
                                                                  -----------        --------

           Net cash provided (used) by investing activities            50,856        (112,540)
                                                                  -----------        --------




See accompanying notes to consolidated financial statements.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

                     Years Ended December 31, 1997 and 1996



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS,
   CONTINUED

                                                             1997             1996
                                                             ----             ----
Cash flows from financing activities:
      Collection of stock subscriptions                    $     --         202,000
      Repayment of parent loan                                   --        (268,388)
                                                           --------        --------

           Net cash used by financing activities                 --         (66,388)
                                                           --------        --------

Net increase (decrease) in cash and cash equivalents        (48,561)         31,082

Cash and cash equivalents, beginning of year
   (continuing operations)                                   49,877          18,795
                                                           --------        --------

Cash and cash equivalents, end of year                     $  1,316          49,877
                                                           ========        ========




See accompanying notes to consolidated financial statements.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

                     Years Ended December 31, 1997 and 1996



SUPPLEMENTAL CASH FLOW INFORMATION

                                                                       1997             1996
                                                                       ----             ----
Cash paid for interest and income taxes are as follows:

      Interest                                                   $     1,236           44,814
      Income taxes                                                        --               --

Noncash investing and financing activities are as follows:

      Conversion of amount due parent into equity                         --          216,000
      Common stock issued on subscription                                 --        1,000,000
      Cancellation of common stock subscription                   (1,000,000)              --
      Exchange of common stock of Rose Color, Inc. and
         SPS Alfachem, Inc. for 3,000,000 shares of common
         stock of International Imaging, Inc.                      3,000,000               --




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

              Effective September 30, 1997, the Company entered into an Agreement and Plan of Reorganization by and among Chiralt Corp., Rose, Color, SPS Alfachem, Inc. (SPS) and Struthers which resulted in the transfer to Chiralt Corp. the Company's ownership of Color and SPS in exchange for 3,000,000 shares of the common stock of International Imaging, Inc. (Imaging), a publicly-traded Delaware corporation (Commission File Number 000-26182). Included in the Agreement and Plan of Reorganization is a Rescission Agreement upon which the Company or Chiralt Corp. has the right to rescind the entire Agreement and Plan of Reorganization in the event certain events occur or do not occur including, but not limited to, retention of a key employee, issuance of Imaging common shares to certain employees and the attempted divesture of Color or SPS by Imaging. Simultaneously with the Agreement and Plan of Reorganization, M&M Group transferred its interest in Rose to Erose Capital Corporation who is the beneficial owner of approximately 70% of the outstanding common shares of Imaging. As a result of this transaction, Color, Chiralt Corp. and SPS are wholly-owned subsidiaries of Imaging. Subsequent to the transaction, Imaging changed its name to NexTech Enterprises International, Inc.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

   (1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

        (c)   NATURE OF BUSINESS
              At December 31, 1997, the Company does not have any revenue generating operations. The Company, prior to the disposal of its subsidiaries, was primarily engaged in the manufacture and marketing of speciality organic chemical dyes used principally in the petroleum and plastics industries, although the inks, coatings and other industries using specialty dyes are also served. In addition, the Company marketed certain chemical intermediates associated with its dye production and pigments.

        (d)   CASH EQUIVALENTS
              The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1997, cash equivalents consist of money market accounts and certificates of deposit.

        (e)   MARKETABLE EQUITY SECURITIES
              Marketable equity securities are comprised of trading securities held for short-term investment purposes and equity securities available for sale. These securities are stated at fair value, with the change in fair value during the period included in earnings for trading securities and as a component of stockholders' equity for equity securities available for sale. Realized gains or losses on marketable securities are calculated based on the first-in, first-out method of accounting.

        (f)   OFFICE FURNITURE AND EQUIPMENT
              Owned office furniture and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets.

        (g)   INCOME TAXES
              Deferred income taxes are recognized for income and expense items that are reported for financial reporting purposes in different years than for income tax purposes.

        (h)   REVENUE AND COST RECOGNITION
              Sales revenues are recognized when the product is shipped. Cost of sales, which is recognized simultaneously with the recognition of sales, is comprised of the cost of raw materials and indirect costs incurred during the manufacturing process, such as labor, supplies, utilities, repairs and depreciation.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

   (1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

        (i)   USE OF ESTIMATES
              The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

        (j)   FAIR VALUE DETERMINATION
              Financial instruments other than marketable equity securities consist of cash, accounts payable and accrued liabilities. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates which the Company could borrow funds with similar remaining maturities.

        (k)   NET EARNINGS PER SHARE
              Net earnings per share amounts are computed using the weighted average number of shares outstanding during the period. Fully diluted earnings per share is presented if the assumed conversion of common stock equivalents results in material dilution.

   (2)  MARKETABLE EQUITY SECURITIES

        An allowance for unrealized losses is established for the amount that the aggregate cost of marketable equity securities exceeds their aggregate market value. At the balance sheet date, the allowance for unrealized losses is $9,750. Results of operations for the years ending December 31, 1997 and 1996 include net unrealized losses of $801 and $8,949, respectively.

        Securities available for sale at December 31, 1997 consist of common stock of International Imaging, Inc. This stock was obtained on September 30, 1997 in exchange for the Company's wholly-owned subsidiaries Color and SPS. The stock is restricted and may not be traded until October 1, 1999. Fair value of the stock is estimated to be $3,000,000 at September 30, 1997 and December 31, 1997 (see note 9).

   (3)  RELATED PARTY TRANSACTION

        The Company incurred legal fees to a law firm owned by an officer/director in the amount of $42,350 and $27,286 in 1997 and 1996, respectively.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

   (4)  CAPITAL STOCK

        Stock subscriptions receivable were created through the sale of common stock pursuant to Regulation D. The common stock was sold in two offerings of 1,000,000 shares each at a price of $1.00 per share. The entire 2,000,000 shares were subscribed for under the offerings. The Form D was filed with the U.S. Securities and Exchange Commission on August 7, 1995 and August 26, 1996. As of December 31, 1997, $202,000
        was collected from the offerings and one offering for 1,000,000 shares was cancelled.

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

        The following is a summary of transactions related to all options to purchase common stock issued under the Plan for the two years ended December 31, 1997:

                                                                                                    WEIGHTED
                                                                                                    AVERAGE
                                                                                 NUMBER             EXERCISE
                                                                                OF SHARES            PRICE

              Outstanding at December 31, 1995                                   525,000             $ 1.00
                   Granted                                                           -
                   Exercised                                                         -
                   Cancelled                                                      75,000
                                                                                --------

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

   (4)  CAPITAL STOCK, CONTINUED

                                                                                                 WEIGHTED
                                                                                                  AVERAGE
                                                                                 NUMBER           EXERCISE
                                                                               OF SHARES           PRICE
                                                                               ---------           -----

              Outstanding at December 31, 1996                                   450,000            1.00
                   Granted                                                          -
                   Exercised                                                        -
                   Cancelled                                                        -               1.00
                                                                                 -------

              Outstanding at December 31, 1997                                   450,000            1.00
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

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

   (4)  CAPITAL STOCK, CONTINUED

        The following is a summary of transactions related to all options to purchase common stock issued under the Nonstatutory Plan for the two years ended December 31, 1997:

                                                                                                    WEIGHTED
                                                                                                     AVERAGE
                                                                                  NUMBER            EXERCISE
                                                                                OF SHARES             PRICE
                                                                                ---------             -----
              Outstanding at December 31, 1995                                   300,000             $ 2.50
                   Granted                                                        55,000               1.68
                   Exercised                                                        -
                   Cancelled                                                        -
                                                                                --------

              Outstanding at December 31, 1996                                   355,000               2.11
                   Granted                                                          -
                   Exercised                                                        -
                   Cancelled                                                        -
                                                                                --------

              Outstanding at December 31, 1997                                   355,000               2.11
                                                                                ========

        The above options were granted with an exercise price equal to or greater than the common stock's fair market value at the date of grant.

   (5)  INCOME TAXES

        For the year ended December 31, 1996, Rose was included in the consolidated income tax return of Struthers through August 1996 (the date Struthers sold Rose) and filed a consolidated short-year income tax return with its subsidiaries for the period subsequent to the date of sale through December 31, 1996.

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

   (5)  INCOME TAXES, CONTINUED

        Income tax expense from continuing operations consists of the following:

                    CURRENT        DEFERRED        TOTAL
                    -------        --------        -----
1997:
     Federal       $     --          3,000          3,000
     State               --             --             --
                   --------        -------        -------

                   $     --          3,000          3,000
                   ========        =======        =======

1996:
     Federal       $ 59,000        (12,400)        46,600
     State               --         (2,600)        (2,600)
                   --------        -------        -------

                   $ 59,000        (15,000)        44,000
                   ========        =======        =======

        Actual income tax expense applicable to earnings before income taxes from continuing operations is reconciled with the "normally expected" federal income tax from continuing operations for the years ended December 31, 1997 and 1996 as follows:

                                                       1997           1996
                                                       ----           ----
Expected tax (benefit) expense from continuing
   operations                                        $(39,708)       12,268
State income taxes, net of federal income
   tax effect                                          (4,367)        4,273
Valuation allowance adjustment                         47,000            --
Difference in expected tax and intercompany
   tax allocation with former parent                       --        27,459
Other                                                      75            --
                                                     --------        ------

                                                     $  3,000        44,000
                                                     ========        ======

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

   (5)  INCOME TAXES, CONTINUED

        There are no deferred income tax assets and liabilities at December 31, 1997.

   (6)  DISCONTINUED OPERATIONS

        Effective September 30, 1997, the Company exchanged its wholly-owned subsidiaries Color and SPS for 3,000,000 shares of the common stock of Imaging which resulted in the Company owning less than 20% of Imaging.

        The following summarizes the assets and liabilities of Color and SPS at September 30, 1997:

                            ASSETS

Cash and cash equivalents                             $   141,372
Accounts receivable                                       684,209
Inventory                                               1,966,006
Other current assets                                       57,255
                                                      -----------
     Total current assets                               2,848,842

Property and equipment, net                             6,162,741
Investment in foreign joint venture                       283,035
Goodwill                                                2,086,707
Other assets                                                  220
                                                      -----------
     Total assets                                      11,381,545
                                                      ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                   $ 1,142,692
Long-term debt                                            143,579
Deferred income taxes                                     617,000
Due Struthers Industries, Inc.                          1,500,000
                                                      -----------
     Total liabilities                                  3,403,271
                                                      -----------
Stockholders' equity                                    7,978,274
                                                      -----------
     Total liabilities and stockholders' equity       $11,381,545
                                                      ===========

                    ROSE INTERNATIONAL LTD. AND SUBSIDIARIES

   (8)  DISCONTINUED OPERATIONS, CONTINUED

        The following summarizes the results of operations for the nine months ended September 30, 1997 and the year ended December 31, 1996 for Rose Color and SPS:

                                                     1997              1996
                                                     ----              ----
Sales                                            $ 4,490,898        6,698,612
Cost of sales                                      3,967,438        5,284,134
                                                 -----------        ---------
     Gross profit                                    523,460        1,414,478

Costs and expenses                                 1,237,395        1,148,057
                                                 -----------        ---------
     Net income (loss) before income taxes          (713,935)         266,421
Income tax expense (benefit)                        (236,000)         130,000
                                                 -----------        ---------
     Net income (loss)                           $  (477,935)         136,421
                                                 ===========        =========

        The loss on the disposal of the discontinued segment of $6,588,031 represents the loss on disposal of the net assets of Color and SPS. The disposal has no income tax effect.

        The 1996 financial statements have been restated for the effect of the discontinued operations.

   (9)  EVENT SUBSEQUENT TO DATE OF INDEPENDENT AUDITOR'S REPORT

        As of June 2, 1998, the market value of marketable equity securities held for investment is $690,000 based on the June 2, 1998 closing price.