Form 10QSB
period 1998-03-31
ROSE INTERNATIONAL LTD
filed 1998-08-14
CIK 1017655

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: MARCH 31, 1998       Commission File Number:      0-28720



                      SECURITIES RESOLUTION ADVISORS, INC.
        (Exact name of small business issuer as specified in its charter)


                             ROSE INTERNATIONAL LTD.
                     (Former name of small business issuer)

         DELAWARE                                        73-1479833
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)


                   80 SEAVIEW BLVD., PORT WASHINGTON, NY 11050
                     (Address of principal executive office)


               7633 E 63RD PLACE, SUITE 220, TULSA, OKLAHOMA 74133
                 (Former address of principal executive office)

                                 (516) 625-4040
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.       Yes...X....    No.........

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

    COMMON STOCK $0.01 PAR VALUE                        6,525,000
               Class                                   Outstanding at
                                                       March 31, 1998

Transitional Small Business Disclosure Format:  Yes      ;  No            X

                      SECURITIES RESOLUTION ADVISORS, INC.

                                      INDEX

                                                                                                            Page
                                                                                                            No.
                                                                                                            ---

PART I.       Financial Information

      Item 1. Condensed Balance Sheets -                                                                     3
              March 31, 1998 and December 31, 1997

              Condensed Statements of Operations -                                                           4
              Three Months Ended March 31, 1998 and 1997

              Condensed Consolidated Statement of Stockholders' Equity -                                     5
              Three Months Ended March 31, 1998

              Condensed Consolidated Statements of Cash Flows -                                            6-7
              Three Months Ended March 31, 1998 and 1997

              Notes to Condensed Consolidated Financial Statements -                                      8-11
              Three Months Ended March 31, 1998 and 1997

      Item 2. Management's Plan of Operation                                                                12


PART II.      Other information                                                                             13

SECURITIES RESOLUTION ADVISORS, INC.


BALANCE SHEET

                                                       March 31,           December 31,
                                                          1998                 1997
                                                      (Unaudited)           (Audited)
                                                      ------------        ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $      1,033        $      1,316
  Marketable equity securities                               2,878               4,931
  Receivables, net                                           3,250                  --
  Prepaid expenses and other assets                             --                 330
                                                      ------------        ------------
Total current assets                                         7,161               6,577

Property and equipment, net                                     --              10,022
Equity securities held for investment                    3,000,000           3,000,000
Other                                                        5,762               6,286
                                                      ------------        ------------
                                                      $  3,012,923        $  3,022,885
                                                      ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $     27,770        $     17,428
  Accrued liabilities                                           --                  26
                                                      ------------        ------------
                                                            27,770              17,454


STOCKHOLDERS' EQUITY
  Common stock                                              65,250              65,250
  Paid-in capital                                       11,005,048          11,005,048
  Retained earnings (deficit)                           (7,287,145)         (7,266,867)
                                                      ------------        ------------
                                                         3,783,153           3,803,431
  Stock subscription receivable                           (798,000)           (798,000)
                                                      ------------        ------------
Total stockholders' equity                               2,985,153           3,005,431
                                                      ------------        ------------
                                                      $  3,012,923        $  3,022,885
                                                      ============        ============

See accompanying notes to financial statements

SECURITIES RESOLUTION ADVISORS, INC.


STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                                  1998               1997
                                                               -----------        -----------
SALES AND REVENUES                                             $        --        $        --
COST OF SALES                                                           --                 --
                                                               -----------        -----------
GROSS PROFIT                                                            --                 --

OTHER EXPENSE (INCOME)
  Selling, general and administrative expense                       13,733             43,934
  Interest expense                                                      50                 --
  Loss (gain) from sale of assets                                    4,560                 --
  Unrealized loss (gain) on marketable equity securities             2,053              4,896
  Interest and other income                                           (118)              (424)
                                                               -----------        -----------
                                                                    20,278             48,406
                                                               -----------        -----------
EARNINGS BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                                          (20,278)           (48,406)
INCOME TAX EXPENSE (BENEFIT)                                            --                 --
                                                               -----------        -----------
EARNINGS BEFORE DISCONTINUED OPERATIONS                            (20,278)           (48,406)
DISCONTINUED OPERATIONS                                                 --             88,017
                                                               -----------        -----------
NET EARNINGS (LOSS)                                            $   (20,278)       $    39,611
                                                               ===========        ===========

NET EARNINGS (LOSS) PER SHARE                                  $     (0.00)       $      0.01
                                                               ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                              6,525,000          6,525,000
                                                               ===========        ===========


See accompanying notes to consolidated financial statements.

SECURITIES RESOLUTION ADVISORS, INC.


STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                                Stock
                                     Common Stock                Paid-in      Subscription      Accumulated
                                Shares         Par Value         Capital       Receivable         Deficit          Total
                             -----------      -----------      -----------     -----------      -----------      -----------
BALANCE, January 1, 1998       6,525,000      $    65,250      $11,005,048     $  (798,000)     $(7,266,867)     $ 3,005,431

Net earnings (loss)                                                                                 (20,278)         (20,278)


                             -----------      -----------      -----------     -----------      -----------      -----------
BALANCE, March 31, 1998        6,525,000      $    65,250      $11,005,048     $  (798,000)     $(7,287,145)     $ 2,985,153
                             ===========      ===========      ===========     ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

SECURITIES RESOLUTION ADVISORS, INC.


STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                             1998          1997
                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                        $(20,278)     $ 39,611
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                                 933           915
  Discontinued operations                                                        --       (88,017)
  Loss from sale of assets                                                    4,560
  Changes in assets and liabilities:
    Marketable equity securities                                              2,053         4,896
    Receivables                                                              (3,250)        3,793
    Prepaid and other assets                                                    330        (1,833)
    Accounts payable and accrued liabilities                                 10,317        (5,163)
                                                                           --------      --------
Net cash provided by (used in) operating activities                          (5,335)      (45,798)
                                                                           --------      --------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                                           --        (2,258)
  Proceeds from sale of assets                                                5,052
  Subsidiary repayment                                                           --         2,040
                                                                           --------      --------
Net cash provided by (used in) investing activities                           5,052          (218)
                                                                           --------      --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                           --------      --------
Net cash provided by (used in) financing activities                              --            --
                                                                           --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (283)      (46,016)
CASH AND CASH EQUIVALENTS, beginning of period (continuing operations)        1,316        49,881
                                                                           --------      --------
CASH AND CASH EQUIVALENTS, end of period                                   $  1,033      $  3,865
                                                                           ========      ========

See accompanying notes to consolidated financial statements

SECURITIES RESOLUTION ADVISORS, INC.

(UNAUDITED)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                        1998                 1997
                                                                                        ----                 ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                                           None                 None
                                                                                 ==================  ====================

Income taxes paid                                                                       None                 None
                                                                                 ==================  ====================


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES


See accompanying notes to consolidated financial statements.

SECURITIES RESOLUTION ADVISORS, INC.

NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         On July 8, 1998, Rose International Ltd. changed their name to Securities Resolution Advisors, Inc. as a result of the acquisition discussed in Note E below. The financial statements of Securities Resolution Advisors, Inc., formerly Rose International Ltd. include the accounts of Rose International Ltd. ("Rose Ltd.") (the "Company") and formerly included its wholly-owned subsidiaries, Rose Color, Inc. ("Rose Color") and SPS Alfachem, Inc. ("SPS") and the 80% owned subsidiary of Rose Color, JBW International, Inc. ("JBW"). Effective September 30, 1997, Rose Ltd. exchanged the common stock of Rose Color and SPS for three million common shares of International Imaging, Inc. (Imaging), which resulted in Rose Ltd. owning less than 20% of Imaging.

         The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited. The balance sheet at December 31, 1997 included in this report has been derived from the audited balance sheet.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1997, which is included in the Company's Form 10-KSB. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.


B.       MARKETABLE SECURITIES

         As of March 31, 1998, the Company has an investment in marketable equity securities, which are classified as trading securities. As of March 31, 1998 the cost of $14,682 exceeded the fair value of the securities by $11,804.


C.       COMMON STOCK AND COMMON STOCK OPTIONS

         On August 7, 1995 the Board of Directors of the Company authorized an Incentive Stock Option Plan (the "Plan") which for a term of ten years provides that one million shares of the Company's common stock be reserved for issuance to selected key employees and consultants. The Plan is to be administered by a compensation committee composed of two directors of the Company, and this committee may grant no more than three hundred thousand shares of common stock to any one individual at a price based on the fair market value of the shares at the date of grant. The grant may be exercised over a ten year period, in not less than one thousand share lots and when exercised, the stock must be held for six months prior to sale. The options may be exercised only by the person to whom the option is granted and the Plan may be modified by the Board of Directors at any time. At March 31, 1998 the Company had granted options outstanding totaling 450,000 shares for ten years at an exercise price of $1.00 per share in accordance with the Plan, none of which had been exercised.

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


D.       INCOME TAXES

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

         Deferred income taxes result primarily from temporary differences in recognizing net operating losses for tax and financial reporting purposes. Any future tax benefit of net operating loss carryforwards has been fully reserved due to the uncertainty of the benefits being realized.


E.       SUBSEQUENT EVENT

         Effective June 1, 1998, the Company acquired 82.01% of the outstanding common stock of The Accord Group, Inc. ("Accord") in exchange for 8,000,000 shares of the common stock of the Company. The transaction will be accounted for as a reverse acquisition with the historical results of Accord becoming the historical results of the Company. During the three months ended March 31, 1998, Accord had revenues of $112,638 and net income of $2,490. Per share earnings would have been zero.

ITEM 2:           MANAGEMENT'S PLAN OF OPERATION

         Effective September 30, 1997, the Company exchanged their 100% interest in Rose Color and SPS for three million shares of the common stock of International Imaging, Inc., which resulted in the Company owning less than 20% of Imaging.

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

         Management has determined that the Company's new business plan is primarily to seek one or more potential businesses, which may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses, which may be available to it, will be extremely limited. In seeking to attain its business objective, the Company will not restrict its search to any particular industry. Rather, the Company may investigate businesses of essentially any kind or nature, including but not limited to, finance, high technology, manufacturing, service, sports, research and development, communications, insurance, brokerage, transportation and others. The Company does not intend to become an investment company or an investment advisor. Management's discretion is otherwise unrestricted, and it may participate in any business whatsoever that may, in the opinion of management, meet the business objectives discussed herein. As of March 31, 1998, the Company has not chosen the particular area of business in which it proposes to engage and has not conducted any market studies with respect to any business or industry. See Note E to the financial statements.

         The Company will not restrict its search to any specific industry (except as set forth above), but may acquire any entity or position in a company which is (i) in its preliminary or development state; or (ii) is a going concern. At this time it is impossible to determine the needs of the business in which the company may seek to participate, and whether such business may require additional capital, management, or may be seeking other advantages which the Company may offer. In other instances, possible business endeavors may involve the acquisition of or a merger with a company that does not need additional equity, but seeks to establish a public trading market for its securities.

         Businesses which seek the Company's participation in their operations may desire to do so to avoid what such businesses deem to be adverse factors related to undertaking a public offering. Such factors including substantial time requirements and legal costs, along with other conditions or requirements imposed by Federal and state securities laws.

         The analysis of potential business endeavors will be undertaken by or under the supervision of the Company's Directors. The Directors are comprised of individuals of varying business experiences, and management will rely on their own business judgment in formulating decisions as to the types of businesses that the Company may acquire or in which the Company may participate. It is quite possible that management will not have any business experience or expertise in the type of businesses engaged in by a company that may be investigated by the Company.

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

                                     PART II

                                OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - Not applicable

         (b) Reports on Form 8-K - None during the three months ended March 31, 1998.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SECURITIES RESOLUTION ADVISORS, INC.



     Date:     August 12, 1998           By:     /s/ Richard Singer II
          ------------------------               -------------------------------
                                                  Richard Singer II
                                                  President and Principal
                                                  Accounting Officer