Form 10QSB
period 1998-06-30
SECURITIES RESOLUTION ADVISORS INC
filed 1998-08-24
CIK 1017655

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended: JUNE 30, 1998 Commission File Number: 0-28720



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
Yes X  No____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

         COMMON STOCK $0.01 PAR VALUE                          14,525,000
         ----------------------------                          ----------
                   Class                                       Outstanding at
                                                               June 30, 1998

Transitional Small Business Disclosure Format:  Yes___;  No X

                      SECURITIES RESOLUTION ADVISORS, INC.

                                      INDEX

                                                                            Page
                                                                             No.


PART I.      Financial Information

     Item 1. Condensed Balance Sheets -                                        3
             June 30, 1998 and December 31, 1997

             Condensed Statements of Operations -                              4
             Three and Six Months Ended June 30, 1998 and 1997

             Condensed Consolidated Statement of Stockholders' Equity -        5
             Six Months Ended June 30, 1998

             Condensed Consolidated Statements of Cash Flows -               6-7
             Six Months Ended June 30, 1998 and 1997

             Notes to Condensed Consolidated Financial Statements -         8-11
             Six Months Ended June 30, 1998 and 1997

     Item 2. Management's Plan of Operation                                   12

PART II.     Other information                                                13

SECURITIES RESOLUTION ADVISORS, INC.


BALANCE SHEET


                                                 June 30,           December 31,
                                                   1998                1997
                                                (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $   168,598         $   226,300
  Marketable equity securities                         2,119                --
  Receivables, net                                   528,071             512,662
                                                 -----------         -----------
Total current assets                                 698,788             738,962

Property and equipment, net                           90,672              98,045
Equity securities held for investment                690,000                --
Other                                                 19,415              20,433
                                                 -----------         -----------
                                                 $ 1,498,875         $   857,440
                                                 ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $    36,159         $    18,586
  Taxes payable                                          979               5,200
                                                 -----------         -----------
                                                      37,138              23,786
Due to shareholder                                      --                50,000
Minority interest                                    144,218               2,037

STOCKHOLDERS' EQUITY
  Common stock                                       145,250               9,753
  Paid-in capital                                  1,843,329             657,396
  Retained earnings (deficit)                        126,940             114,468
                                                 -----------         -----------
                                                   2,115,519             781,617
  Stock subscription receivable                     (798,000)               --
                                                 -----------         -----------
Total stockholders' equity                         1,317,519             781,617
                                                 -----------         -----------
                                                 $ 1,498,875         $   857,440
                                                 ===========         ===========

See accompanying notes to financial statements.

SECURITIES RESOLUTION ADVISORS, INC.


STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                              Three Months Ended                      Six Months Ended
                                                                   June 30,                                June 30,
                                                            1998                1997               1998                1997
                                                            ----                ----               ----                ----
REVENUES                                                $    135,134        $    130,840       $    247,772        $    180,822
DIRECT COSTS                                                  43,243              42,670             77,035              61,020
                                                        ------------        ------------       ------------        ------------
GROSS PROFIT                                                  91,891              88,170            170,737             119,802

OTHER EXPENSE (INCOME)
  Selling, general and administrative expense                 84,708              82,992            160,624             114,755
  Interest expense                                              --                 1,000               --                 2,000
  Unrealized loss on marketable equity securities                 17                --                   17                --
  Interest and other income                                       (2)               --                   (2)               --
                                                        ------------        ------------       ------------        ------------
                                                              84,723              83,992            160,639             116,755
                                                        ------------        ------------       ------------        ------------
EARNINGS BEFORE INCOME TAXES AND
  MINORITY INTEREST                                            7,168               4,178             10,098               3,047
INCOME TAX EXPENSE (BENEFIT)                                     540                --                  979                --
                                                        ------------        ------------       ------------        ------------
EARNINGS BEFORE MINORITY INTEREST                              6,628               4,178              9,119               3,047
MINORITY INTEREST                                              3,353                --                3,353                --
                                                        ------------        ------------       ------------        ------------
NET EARNINGS (LOSS)                                     $      9,981        $      4,178       $     12,472        $      3,047
                                                        ============        ============       ============        ============

NET EARNINGS (LOSS) PER SHARE                           $      0.001        $      0.000       $      0.001        $      0.000
                                                        ============        ============       ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING                       14,525,000          14,525,000         14,525,000          14,525,000
                                                        ============        ============       ============        ============


See accompanying notes to consolidated financial statements.

SECURITIES RESOLUTION ADVISORS, INC.


STATEMENT OF STOCKHOLDERS' EQUITY
JUNE 30, 1998
(UNAUDITED)

                                                                                       Stock
                                         Common Stock                Paid-in        Subscription       Retained
                                     Shares         Par Value        Capital         Receivable        Earnings          Total
                                     ------         ---------        -------         ----------        --------          -----
BALANCE, January 1, 1998             9,753,000     $      9,753    $    657,396     $       --       $    114,468    $    781,617
Recapitalization                    (1,753,000)    $     70,247    $   (215,781)                                     $   (145,534)
                                  ------------     ------------    ------------     ------------     ------------    ------------
                                     8,000,000     $     80,000    $    441,615     $       --       $    114,468    $    636,083
Acquire Rose International Ltd       6,525,000     $     65,250    $  1,401,714     $   (798,000)    $       --      $    668,964
Net earnings                                                                                               12,472    $     12,472
                                  ------------     ------------    ------------     ------------     ------------    ------------
BALANCE, June 30, 1998              14,525,000     $    145,250    $  1,843,329     $   (798,000)    $    126,940    $  1,317,519
                                  ============     ============    ============     ============     ============    ============


See accompanying notes to consolidated financial statements.

SECURITIES RESOLUTION ADVISORS, INC.


STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                            Six Months Ended
                                                                June 30,
                                                           1998          1997
                                                           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                      $  12,472    $  3,047
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                              9,910       4,780
  Minority interest                                         (3,353)        --
  Changes in assets and liabilities:
    Marketable equity securities                                17         --
    Receivables                                            (10,159)    (79,253)
    Other Assets                                               --       (3,626)
    Accounts payable and accrued liabilities               (16,105)     15,721
                                                         ---------    ----------
Net cash provided by (used in) operating activities         (7,218)    (59,331)
                                                         ---------    ----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                      (1,519)    (51,140)
  Acquisition of Rose International Ltd.                     1,035         --
                                                         ---------    ----------
Net cash provided by (used in) investing activities           (484)    (51,140)
                                                         ---------    ----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
 Sale of common stock                                          --      130,775
 Repayment of stockholder loan                             (50,000)        --
                                                         ---------    ----------
Net cash provided by (used in) financing activities        (50,000)    130,775
                                                         ---------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (57,702)     20,304
CASH AND CASH EQUIVALENTS, beginning of period             226,300      27,800
                                                         ---------    ----------
CASH AND CASH EQUIVALENTS, end of period                 $ 168,598    $ 48,104
                                                         =========    ==========

See accompanying notes to consolidated financial statements.

SECURITIES RESOLUTION ADVISORS, INC.

(UNAUDITED)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                               1998          1997
                                                                               ----          ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                                     None     $   2,000
                                                                             =========     =========

Income taxes paid                                                            $   5,200          None
                                                                             =========     =========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
The acquisition of the Accord Group, Inc. was accounted for as a reverse acquisition, utilizing the purchase method of accounting.  The assets of
 Rose International Ltd. were recorded at their fair value as follows:
  Marketable equity securities                                               $   2,136
  Accounts receivable                                                            5,250
  Marketable equity securities held for investment                             690,000
  Liabilities assumed                                                          (29,457)
  Minority shareholders                                                       (668,964)
                                                                             ---------
  Cash received in acquisition                                               $   1,035
                                                                             =========

See accompanying notes to consolidated financial statements.

SECURITIES RESOLUTION ADVISORS, INC.

NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND PRINCIPLES OF CONSOLIDATION - On July 8, 1998, Rose International Ltd. ("Rose"), a Delaware corporation, changed their name to Securities Resolution Advisors, Inc. ("SRAD") as a result of the acquisition of The Accord Group, Inc. ("Accord"), a Delaware corporation, on June 5, 1998. The acquisition was accounted for utilizing the purchase method of accounting as a reverse acquisition, with Accord being the survivor for accounting purposes. The consolidated financial statements of SRAD include the accounts of SRAD since its acquisition effective June 1, 1998, its 82.02% subsidiary Accord and the majority owned subsidiaries of Accord, which include Securities Resolution Advisors, Inc. ("SRA"), a wholly owned subsidiary and Kurel, an eighty percent owned subsidiary, (collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated. Minority interest includes the 17.98% of Accord and the 20% of Kurel owned by minority shareholders.

         The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited. The balance sheet at December 31, 1997 included in this report has been derived from the audited balance sheet of The Accord Group, Inc.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1997, which is included in the Company's Form 10-KSB. The audited financial statement of Accord is included in the Company's Form 8-K/A dated June 5, 1998. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

         NATURE OF BUSINESS - The Company, through SRA, services the investing community who have lost money due to the advice, lack of fiduciary responsibility or fraudulent practices of brokers and broker dealers. Such practices include unauthorized trading, churning, unsuitable investments, stock manipulation, misrepresentation of a company's financial status, etc. SRA advises its customers as to an appropriate course of action in regard to arbitration, as well as, settlement with brokers and brokerage firms. If an action is warranted, SRA will prepare all necessary documentation in order to file an arbitration action with the appropriate regulatory agency. All services are rendered on a contingency basis.

         CASH EQUIVALENTS - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

         MARKETABLE EQUITY SECURITIES - Marketable equity securities are comprised of trading securities held for short-term investment purposes and equity securities available for sale. These securities are stated at fair value, with the change in fair value during the period included in earnings for trading securities and as a component of stockholders' equity for equity securities available for sale. Realized gains or losses on marketable securities are calculated based on the first-in, first-out method of accounting.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization are calculated using the straight-line method over the estimated useful life or remaining lease term for leasehold improvements. Renewals and betterments are capitalized to the related asset. Repairs and maintenance are charged to expense as incurred.

         INCOME TAXES - Deferred income taxes are recognized for income and expense items that are reported for financial reporting purposes in different years than for income tax purposes.

         USE OF ESTIMATES AND FAIR VALUE DETERMINATION - The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

         NET EARNINGS PER SHARE - Net earnings per share amounts are computed using the weighted average number of shares outstanding during the period. Fully diluted earnings per share is presented if the assumed conversion of common stock equivalents results in material dilution.


B.       ACQUISITION

         On June 5, 1998, SRAD completed the acquisition of Accord in a transaction accounted for as a reverse acquisition, utilizing the purchase method of accounting, wherein the assets of SRAD were recorded at fair value and the operations of Accord have become the historical operations of the Company. SRAD issued 8,000,000 shares of its $.01 par value common stock to three individuals in exchange for 8,000,000 shares (82.02%) of the $.001 par value common stock of Accord. The assets acquired and liabilities assumed are listed in the Statement of Cash Flows.



C.       MARKETABLE SECURITIES

         As of June 30, 1998, the Company has an investment in marketable equity securities, which are classified as trading securities. As of June 30, 1998 the cost of $14,682 exceeded the fair value of the securities by $12,563.



D.       COMMON STOCK AND COMMON STOCK OPTIONS

         On August 7, 1995 the Board of Directors of the Company authorized an Incentive Stock Option Plan (the "Plan") which for a term of ten years provides that one million shares of the Company's common stock be reserved for issuance to selected key employees and consultants. The Plan is to be administered by a compensation committee composed of two directors of the Company, and this committee may grant no more than three hundred thousand shares of common stock to any one individual at a price based on the fair market value of the shares at the date of grant. The grant may be exercised over a ten year period, in not less than one thousand share lots and when exercised, the stock must be held for six months prior to sale. Only the person to whom the option is granted may exercise the options and the Board of Directors may modify the Plan at any time. At June 30, 1998 the Company had granted options outstanding totaling 450,000 shares for ten years at an exercise price of $1.00 per share in accordance with the Plan, none of which had been exercised.

         On August 10, 1995 the Board of Directors adopted a 1995-1996 Nonstatutory Stock Option Plan for its officers, directors, key employees and consultants reserving 500,000 common shares for this option plan, which expired December 31, 1996. The options may be granted at prices determined by the compensation committee, which administers this plan, and may be exercised upon grant and paid for at the discretion of the Compensation Committee, with any unpaid amounts for shares received being evidenced by promissory notes. At June 30, 1998 the Company had outstanding grants which totaled 355,000 shares at an average exercise price of $2.11 per share, none of which had been exercised.

         Common stock options do not have an impact on primary earnings per share or fully diluted earnings per share as the average trading price and the ending trading price has approximated or been less than the lowest exercise price of the common stock options.


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

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS

         LIQUIDITY AND CAPITAL - The Company had working capital of $661,650 as of June 30, 1998 as compared to working capital of $715,176, a decline of $53,526. The majority of the decline is the result of repayment of a loan from a shareholder in the amount of $50,000 during the six-month period ended June 30, 1998.

         During the six months ended June 30, 1998, the Company experienced a decrease in cash and cash equivalents in the amount of $57,702, which consisted primarily of the repayment of a stockholder loan in the amount of $50,000. During the six months ended June 30, 1997 the Company sold common stock for $130,775 and utilized $51,140 to acquire property and equipment as a result of the increased business which commenced during the period. The remaining cash was utilized as working capital to support the increase in accounts receivable and the associated increased administrative and direct costs.


         During the six months ended June 30, 1998, the Company incurred $1,519 for capital expenditures. No additional capital expenditures are planned at this time unless the Company is required to add additional personnel to service expanded business.


         RESULTS OF OPERATIONS - The operations of the Company are all within one segment and involve services to the investing community who have lost money due to the advice, lack of fiduciary responsibility or fraudulent practices of brokers and broker dealers.

                            REVENUES AND DIRECT COSTS

         During the six-month period ended June 30, 1998, revenues were 37% higher than in the corresponding 1997 period. This is the result of an increase in staff during the three-month period ended March 31, 1997 as a result of additional work demand. Revenues during the three-month period ended June 30, 1998 were 3% higher than in the corresponding 1997 period. Direct costs have been reduced from 34% of revenue during the six-month period ended June 30, 1997 to 31% during the same 1998 period.


                             OTHER EXPENSE (INCOME)

         During the six-month period ended June 30, 1998, selling, general and administrative expense amounted to $160,624 or 65% of revenues as compared to $114,755 or 63% of revenues during the same 1997 period. The increase in these costs was due to the additional work demand noted above.

                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - Not applicable

         (b) Reports on Form 8-K - The Company filed a report on Form 8-K dated June 5, 1998 to report the acquisition by the Company of The Accord Group, Inc. in exchange for 8,000,000 shares of the Company's common stock. The Company has filed an amendment to Form 8-K to include the audited financial statements of the acquired company for the year ended December 31, 1997 and the pro forma combined balance sheet as of March 31, 1998 and the pro forma statements of continued operations for the year ended December 31, 1997 and for the three month period ended March 31, 1998.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SECURITIES RESOLUTION ADVISORS, INC.



         Date:     August 20, 1998        By:      /s/ Richard Singer II
              --------------------                 ---------------------
                                                   Richard Singer II
                                                   President and Principal
                                                   Accounting Officer