Form 10QSB
period 1998-09-30
SECURITIES RESOLUTION ADVISORS INC
filed 1998-11-20
CIK 1017655

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: SEPTEMBER 30, 1998            Commission File Number: 0-28720



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


               7633 E. 63RD PLACE, SUITE 220, TULSA, OKLAHOMA 74133
                 (Former address of principal executive office)

                                 (516) 625-4040
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes...X.... No........

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

      COMMON STOCK $0.01 PAR VALUE                    14,525,000
      ----------------------------                    ----------
                  Class                               Outstanding at
                                                      September 30, 1998

Transitional Small Business Disclosure Format:  Yes      ;  No  X

                      SECURITIES RESOLUTION ADVISORS, INC.

                                      INDEX

                                                                            Page
                                                                            No.
                                                                            ----
PART I.   Financial Information

  Item 1. Condensed Balance Sheets -                                          3
          September 30, 1998 and December 31, 1997

          Condensed Statements of Operations -                                4
          Three and Nine Months Ended September 30, 1998 and 1997

          Condensed Consolidated Statement of Stockholders' Equity -          5
          Nine Months Ended September 30, 1998

          Condensed Consolidated Statements of Cash Flows -                 6-7
          Nine Months Ended September 30, 1998 and 1997

          Notes to Condensed Consolidated Financial Statements -           8-11
          Nine Months Ended September 30, 1998 and 1997

  Item 2. Management's Discussion and Analysis                               12


PART II.  Other information                                                  13

SECURITIES RESOLUTION ADVISORS, INC.


BALANCE SHEET


                                                 September 30,       December 31,
                                                     1998                1997
                                                 -------------       ------------
                                                  (Unaudited)         (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $   176,872        $   226,300
  Marketable equity securities                          2,516               --
  Receivables, net                                    518,446            512,662
                                                  -----------        -----------
Total current assets                                  697,834            738,962

Property and equipment, net                            86,226             98,045
Equity securities held for investment                 690,000               --
Other                                                  18,906             20,433
                                                  -----------        -----------
                                                  $ 1,492,966        $   857,440
                                                  ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $    17,112        $    18,586
  Taxes payable                                          --                5,200
                                                  -----------        -----------
                                                       17,112             23,786
Due to shareholder                                     23,697             50,000
Minority interest                                     142,405              2,037

STOCKHOLDERS' EQUITY
  Common stock                                        145,250              9,753
  Paid-in capital                                   1,843,329            657,396
  Retained earnings (deficit)                         119,173            114,468
                                                  -----------        -----------
                                                    2,107,752            781,617
  Stock subscription receivable                      (798,000)              --
                                                  -----------        -----------
Total stockholders' equity                          1,309,752            781,617
                                                  -----------        -----------
                                                  $ 1,492,966        $   857,440
                                                  ===========        ===========


See accompanying notes to financial statements.

SECURITIES RESOLUTION ADVISORS, INC.


STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                Three Months Ended              Nine Months Ended
                                                                   September 30,                  September 30,
                                                               1998            1997            1998            1997
                                                           ------------    ------------    ------------    ------------
REVENUES                                                   $    110,375    $    133,025    $    358,147    $    313,847
DIRECT COSTS                                                     37,820          30,350         114,855          91,370
                                                           ------------    ------------    ------------    ------------
GROSS PROFIT                                                     72,555         102,675         243,292         222,477

OTHER EXPENSE (INCOME)
  Selling, general and administrative expense                    83,513         103,578         244,137         218,333
  Interest expense                                                 --             1,000            --             3,000
  Unrealized loss (gain) on marketable equity securities           (397)           --              (380)           --
  Interest and other income                                          (2)           --                (4)           --
                                                           ------------    ------------    ------------    ------------
                                                                 83,114         104,578         243,753         221,333
                                                           ------------    ------------    ------------    ------------
EARNINGS BEFORE INCOME TAXES AND
  MINORITY INTEREST                                             (10,559)         (1,903)           (461)          1,144
INCOME TAX EXPENSE (BENEFIT)                                       (979)           --              --              --
                                                           ------------    ------------    ------------    ------------
EARNINGS BEFORE MINORITY INTEREST                                (9,580)         (1,903)           (461)          1,144
MINORITY INTEREST                                                 1,813            --             5,166            --
                                                           ------------    ------------    ------------    ------------
NET EARNINGS (LOSS)                                        $     (7,767)   $     (1,903)   $      4,705    $      1,144
                                                           ============    ============    ============    ============

NET EARNINGS (LOSS) PER SHARE                              $     (0.001)   $     (0.000)   $      0.000    $      0.000
                                                           ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                          14,525,000      14,525,000      14,525,000      14,525,000
                                                           ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

SECURITIES RESOLUTION ADVISORS, INC.


STATEMENT OF STOCKHOLDERS' EQUITY
SEPTEMBER 30, 1998
(UNAUDITED)

                                                                                   Stock
                                          Common Stock             Paid-in      Subscription      Retained
                                     Shares        Par Value       Capital       Receivable       Earnings         Total
                                 ------------    ------------   ------------    ------------    ------------   ------------
BALANCE, January 1, 1998            9,753,000    $      9,753   $    657,396    $       --      $    114,468   $    781,617

Recapitalization                   (1,753,000)   $     70,247   $   (215,781)                                  $   (145,534)
                                 ------------    ------------   ------------    ------------    ------------   ------------
                                    8,000,000    $     80,000   $    441,615    $       --      $    114,468   $    636,083

Acquire Rose International Ltd      6,525,000    $     65,250   $  1,401,714    $   (798,000)   $       --     $    668,964

Net earnings (loss)                                                                             $      4,705   $      4,705
                                 ------------    ------------   ------------    ------------    ------------   ------------
BALANCE, September 30, 1998        14,525,000    $    145,250   $  1,843,329    $   (798,000)   $    119,173   $  1,309,752
                                 ============    ============   ============    ============    ============   ============


See accompanying notes to consolidated financial statements.

SECURITIES RESOLUTION ADVISORS, INC.


STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                              Nine Months Ended
                                                                September 30,
                                                             1998           1997
                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                       $   4,705      $   1,144
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                              14,865         11,080
  Minority interest                                          (5,166)          --
  Changes in assets and liabilities:
    Marketable equity securities                               (380)          --
    Receivables                                                (534)      (212,278)
    Other assets                                                            (3,626)
    Accounts payable and accrued liabilities                (36,131)        15,721
                                                          ---------      ---------
Net cash provided by (used in) operating activities         (22,641)      (187,959)
                                                          ---------      ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                       (1,519)       (63,451)
  Acquisition of Rose International Ltd.                      1,035           --
                                                          ---------      ---------
Net cash provided by (used in) investing activities            (484)       (63,451)
                                                          ---------      ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
 Sale of common stock                                          --          570,775
 Obligations paid by shareholder                             23,697           --
 Repayment of stockholder loan                              (50,000)          --
                                                          ---------      ---------
Net cash provided by (used in) financing activities         (26,303)       570,775
                                                          ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (49,428)       319,365
CASH AND CASH EQUIVALENTS, beginning of period              226,300         27,800
                                                          ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                  $ 176,872      $ 347,165
                                                          =========      =========


See accompanying notes to consolidated financial statements.

SECURITIES RESOLUTION ADVISORS, INC.

(UNAUDITED)


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                 1998           1997
                                                                              ---------      ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                                      None      $   3,000
                                                                              =========      =========

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



C.    MARKETABLE SECURITIES

      As of September 30, 1998, the Company has an investment in marketable equity securities, which are classified as trading securities. As of September 30, 1998 the cost of $14,682 exceeded the fair value of the securities by $12,165.



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

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS

      LIQUIDITY AND CAPITAL - The Company had working capital of $680,722 as of September 30, 1998 as compared to working capital of $715,176, a decline of $34,454. The majority of the decline is the result of repayment of a loan from a shareholder in the amount of $50,000 offset by the $23,697 of obligations of the Company which were paid by the shareholder.

      During the nine months ended September 30, 1998, the Company experienced a decrease in cash and cash equivalents in the amount of $49,428, which consisted primarily of the repayment of a stockholder loan in the amount of $50,000. During the nine months ended September 30, 1997 the Company sold common stock for $570,775 and utilized $63,451 to acquire property and equipment. The Company also utilized the majority of the remaining cash as working capital to finance its expanded business.

      During the nine months ended September 30, 1998, the Company incurred $1,519 for capital expenditures. No additional capital expenditures are planned at this time unless the Company is required to add additional personnel to service expanded business.


      RESULTS OF OPERATIONS - The operations of the Company are all within one segment and involve services to the investing community who have lost money due to the advice, lack of fiduciary responsibility or fraudulent practices of brokers and broker dealers.

                             REVENUES AND DIRECT COSTS

      During the nine-month period ended September 30, 1998, revenues were 14% higher than in the corresponding 1997 period. This is the result of an increase in staff during the three-month period ended March 31, 1997 as a result of additional work demand. Revenues during the three-month period ended September 30, 1998 were 17% lower than in the corresponding 1997 period. Direct costs were 32% of revenue during the nine-month period ended June 30, 1998 as compared to 29% during the same 1997 period. Direct costs were 34% of revenue during the three-month period ended September 30, 1998 as compared to 23% during the same 1997 period. During the nine months ended September 30, 1998, the Company has increased its work volume, however, due to the contingent nature of their fee income, their revenue during the quarter ended September 30, 1998 was lower than for the same 1997 period.


                               OTHER EXPENSE (INCOME)

      During the nine-month period ended September 30, 1998, selling, general and administrative expense amounted to $244,137 or 68% of revenues as compared to $218,333 or 70% of revenues during the same 1997 period. The increase in these costs was due to the additional work demand noted above.

                                     PART II

                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a)   Exhibits - Not applicable

      (b)   Reports on Form 8-K - None during the quarter ended September 30,
            1998.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SECURITIES RESOLUTION ADVISORS, INC.



Date: November 18, 1998             By: /s/ Richard Singer II
      -----------------             ------------------------------
                                    Richard Singer II
                                    President and Principal
                                    Accounting Officer