Form 10KSB
period 1998-12-31
SECURITIES RESOLUTION ADVISORS INC
filed 1999-04-16
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998.        Commission File No. 0-28720.

                            SALES ONLINE DIRECT INC.
              (Exact name of small business issuer in its charter)

         Delaware                                           73-1479833
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

                4 Brussels Street, Worcester, Massachusetts 01610
                (Address of principal executive office)(Zip Code)

         Issuer's Telephone Number, Including Area Code: (508) 753-0945

                      Securities Resolution Advisors, Inc.
                                  (Former Name)

          (Securities registered pursuant to Section 12(b) of the Act)


                         Common Stock, $0.001 Par Value
                              (Title of each class)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes    X                  No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained on this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:     NONE      .

As of March 1, 1999, the registrant had outstanding 46,411,140 shares of its Common Stock, par value of $0.001, its only class of voting securities. The aggregate market value of the shares of common stock of the registrant held by non-affiliates on March 1, 1999 was approximately $14,792,276 based upon the average over the counter sales price of $1.25 per share on such date (See Item
5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit Index.

                                TABLE OF CONTENTS


                                                                                                  PAGE

                                     PART I

Item 1.           Description of Business....................................................        3
Item 2.           Description of Property....................................................       23
Item 3.           Legal Proceedings..........................................................       23
Item 4.           Submission of Matters to a Vote of Security Holders........................       23

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters...................       23
Item 6.           Management's Discussion and Analysis or Plan of Operation..................       24
Item 7.           Financial Statements.......................................................       29
Item 8.           Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure........................................       29

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..........................       30
Item 10.          Executive Compensation.....................................................       31
Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management......................................................       32
Item 12.          Certain Relationships and Related Transactions.............................       33
Item 13.          Exhibits and Report on Form 8-K............................................       33
Signatures    ...............................................................................       34

                              ---------------------

                                     PART I

         Sales OnLineDirect Inc. (the "Company") was incorporated in Delaware as Rose International Ltd. on August 9, 1995. As used in this Report, unless the context otherwise requires, the term "Company" refers to Sales OnLineDirect Inc., a Delaware corporation. The Company's Websites are located at http://www.auctioninc.com, www.rotmanauction.com, and www.wwcd.com. Information contained in the Company's Websites shall not be deemed to be a part of this Report. The Company's principal executive offices are located at 4 Brussels
Street,  Worcester,  Massachusetts  01610, and the Company's telephone number is
(508) 753-0945.

Item 1.  Description of Business.

                                    BUSINESS

         After its formation on August 9, 1995, the Company acted primarily as a non-operating holding company overseeing the operations of its subsidiaries and joint ventures. The Company's two wholly-owned subsidiaries included RCI, a New Jersey corporation, organized on December 2, 1987, and SPS Alfachem, Inc. ("SPS"), a New Jersey corporation, organized on May 22, 1995 and acquired May 14, 1996. RCI was primarily engaged in the manufacturing and marketing of specialty organic chemical dyes used principally in the petroleum and plastics industries. On September 30, 1997, the Company transferred to the Chiralt Corp. its ownership of RCI and SPS in exchange for three million (3,000,000) common shares of NexTech Enterprises International, Inc. (formerly International Imaging, Inc.), a Delaware corporation ("NexTech"), which resulted in the Company's owning less than 20% of NexTech.

         On June 5, 1998, the Company acquired 82.02% of the issued and outstanding common stock of The Accord Group, Inc. ("Accord"), a Delaware corporation, located in Port Washington, New York and on July 8, 1998, changed its name to Securities Resolution Advisors, Inc. ("SRAD"). Accord, through its operating subsidiary Securities Resolution Advisors, Inc. ("SRA"), served members of the investing community who had lost money due to the advice, lack of fiduciary responsibility or fraudulent practices of brokers and broker dealers. SRA advised its customers as to appropriate courses of action with respect to arbitration, as well as settlement with brokers and brokerage firms. All services were rendered on a contingency fee basis. The acquisition was accounted for utilizing the purchase method of accounting, wherein the assets of the Company were recorded at fair value and the operations of Accord have become the historical operations of the Company. The Company issued 8,000,000 shares common stock to three individuals in exchange for 8,000,000 shares (82.02%) of the common stock of Accord. In December 1998, as a part of a restructuring, SRA became a wholly owned subsidiary of SRAD, and the Company sold Accord, which had no other assets, for $40,000.

         On February 24, 1999, the Company sold the SRA business to Richard Singer, the former president the Company in exchange for 8,000,000 shares of the Company's common stock, all of which were cancelled. On February 25, 1999, the Company purchased all of the outstanding common stock of Internet Auction, Inc., a Massachusetts corporation ("Internet Auction"), and subsequently changed its name to Sales OnLineDirect, Inc. The acquisition (the "Transaction") was pursuant to an Agreement and Plan of Reorganization (the "Agreement") dated January 31,

1999 between the Company and Gregory Rotman, Richard Rotman, Marc Stengel and Hannah Kramer, the principal shareholders (the "IA Shareholders") of Internet Auction. Pursuant to the Agreement, the Company acquired all of the issued and outstanding shares of the capital stock of Internet Auction in exchange for the issuance to the IA Shareholders of an aggregate of 37,368,912 shares, representing approximately 80%, of the Company's common stock. At the time that the transaction was agreed upon by the then current management of the Company, the average price of the Common Stock was approximately $.28 per share. As a result of the Transaction, Internet Auction became a wholly-owned subsidiary of the Company, the IA Shareholders own approximately 80% of the Company's issued and outstanding common stock, and the principal business of the Company is the business of Internet Auction. Prior to the transaction, Richard Singer was a principal beneficial owner of the common stock of the Company.

         In accordance with the Agreement, after the Transaction, the IA Shareholders were appointed to the Company's Board of Directors, and the previously serving directors resigned, or will resign, from the Board.

         As a result of the Transaction, Internet Auction became a wholly-owned subsidiary of the Company, and the principal business of the Company is now the business of Internet Auction, Inc. The following is a description of the Company's current business.

Overview

         The Company currently has four main divisions under its corporate umbrella. The Company offers consumers a branded network of comprehensive shopping services, a person to person auction site, a full service consignment auction house and a collectible site. The Company is developing an Internet community that specializes in e-commerce sales. Through the Internet Websites of its operating Divisions, the Company brings buyers and sellers together in an efficient and enjoyable format to buy and sell items including collectibles such as antiques, coins, computers, memorabilia, stamps and toys. The Company, through its four Divisions, maintains a person-to-person trading community in a variety of formats consisting of auctions, e-commerce, classifieds, and store fronts web design and hosting. These services permit sellers to list items for sale, buyers to bid on items of interest, and all users to browse through listed items in a fully-automated, topically-arranged, intuitive and easy-to-use online service that is available 24 hours a day, seven days a week. The Company believes that sellers are attracted to its Websites as a result of the variety of formats available and that buyers in turn are attracted to the Company's Websites because of the broad selection of goods available.

Industry Background

         Consumers are spending an increasing amount of time on the Web. The growth in the number of Web users and the amount of time spent on the Web is being driven by the increasing importance of the Internet as a communications medium, an information resource, and a sales and distribution channel. The Internet has also evolved into a unique marketing channel. Some examples of business transactions which occur on the Internet include trading securities, buying consumer goods, paying bills and purchasing airline tickets. Unlike the traditional marketing channels, Internet retailers do not have many of the overhead costs borne by traditional retailers. The Internet offers the opportunity to create a large, geographically dispersed customer base more quickly than traditional retailers. The Internet also offers customers a broader selection of goods to purchase, provides sellers the opportunity to sell their goods more efficiently to a broader base of buyers and allows business transactions to occur at all hours.

History of the Company

         The Company was created from four separate companies - Auction Inc., Rotman Auction, Inc., World Wide Collectors Digest, Inc., and the wholesale and retail collectibles business owned and operated by the Rotman family. The Rotman collectibles business was founded by Steve and Leslie Rotman, the parents of Richard Rotman and Gregory Rotman, officers of the Company. The Rotmans engage in the business of buying, warehousing, distributing, marketing and selling collectibles and other memorabilia--particularly sports related memorabilia--to dealers, collectors, and consumers. Through Rotman Auction, Inc., founded by Richard Rotman, the collectibles business expanded into auction formats in 1991. Rotman Auction, Inc. went online on the Internet in 1996, hosted on the store front Website of World Wide Collectors Digest, Inc.

         World Wide Collectors Digest, Inc. was formed in 1994 by Marc Stengel, Vice President of the Company, to host Websites for companies in the collectibles industry. Mr. Stengel, the President of World Wide Collectors Digest, in collaboration with Richard Rotman, Gregory Rotman and Hannah Kramer, founded Internet Auction, Inc. Internet Auction, Inc., an internet-based auction company, provides an online service for sellers to list items for sale. The Rotmans, Stengel and Kramer saw an opportunity to bring these four businesses together to service the collectibles industry online through the Internet.

The Business

         Sales OnLineDirect Inc. is a fully integrated internet auction company specializing in collectibles and other memorabilia. The business, conducted through its four Divisions, offers the following services:

              o The Auction Inc. Division is a public person-to-person trading community that offers sellers a vehicle for listing items for sale. By developing a Web-based community in which buyers and sellers are brought together in an efficient and entertaining auction format to buy and sell personal items such as antiques, coins, collectibles, computers, memorabilia, stamps and toys. The Sales Online Direct service permits sellers to list items for sale, buyers to bid on items of interest and all Sales Online Direct users to browse through listed items in a fully-automated, topically- arranged, intuitive and easy-to-use online service that is available 24 hours a day, seven days a week. The company's new "No Sale - No Fee Policy" allows sellers to place items for sale without being charged any up-front fees. A commission is charged only when an item is sold, thereby allowing sellers to place more of their items for sale without the risk of being charged for items that are not sold. The Auction Inc. Division is in competition with other internet companies such as eBay Inc., uBid Inc., Onsale Inc., Excite Auction and Yahoo Auction. The website is located at www.auctioninc.com.

              o The Rotman Auction Division is a full service consignment auction house which has been in business for over 20 years and started its online service in 1996. Rotman

Auction provides a full range of services to sellers and buyers including live online bidding of premier collectibles, consignment services, authentication of merchandise, digital photography, and the purchase and sale of authentic memorabilia. Rotman Auction operates a state-of-the-art 40,000 square foot facility in Worcester, Massachusetts and items can be previewed in the showroom, with 30 wall to wall showcases. Last year Rotman Auction hosted over 25 auctions containing some 20,000 lots. In addition Rotman Auction buys and sells its own merchandise. Rotman Auction always has an ongoing auction 24 hours a day 7 days a week. Rotman Auction unconditionally guarantees an item is genuine and a certificate of authenticity is provided with every autographed item Rotman Auction sells. Rotman Auction is in competition with other companies such as Sotheby's Holdings Inc. The website is located at www.rotmanauction.com.

              o The World Wide Collectors Digest Division (WWCD) was established in 1994. This Division is the Company's premier e-commerce website for dealers in the collectibles community. WWCD is a full-service company that designs, hosts and maintains dealer Websites. WWCD's software allows clients to operate online storefronts, set prices, and sell directly to online shoppers. WWCD contains many facets, including classifieds, live sports scores, live chats, a full listing of stadiums and arenas with seating charts, directions, team schedules, addresses and phone numbers for all major league teams as well as a complete listings of the Halls of Fame. Some of the companies that WWCD hosts include The Dick Butkus Football Network, Internet Sports Awards, Deacon Jones and the MCI National Sports Gallery. Rich Sports, also hosted on the site, finished No. 2 last year with The Upper Deck Company and currently is one of only two Master Hobby Distributors with Steiner Sports. Also included in this group are Phils Collectibles, which reported to be one of the largest Sports Illustrated magazine dealers in the world; Trumpets East, the largest trading card repacker in the country; and Card Collectors Company, which sells trading cards and produces reprints of high quality cards. WWCD services consumers from 120 countries some of which include Japan, Australia, Germany, Brazil, India, China, Indonesia, and Cyprus. WWCD is in competition with other companies such as Shop-At-Home. The website is located at www.wwcd.com.

              o The Internet Collectibles Division maintains a substantial inventory of memorabilia with popular and historical significance which allows customers to directly purchase the memorabilia without the competition from bidders in an auction format,.

         The Company believes that these online services for the collectibles industry under the umbrella of one company provides online shoppers and businesses access to many of the services and resources they may desire.

Business Strategy

         The Company operates in a market in which name recognition is critical to attracting a high level of customer traffic. The Company has retained the services of a marketing consultant to promote the name of the Company. The marketing plan developed by the consultant consists of establishing relationships with leading internet service providers and Web browsers through which the Company's name will be listed, such as Yahoo!, AOL, Erols and others as well as employing a mix of media and promotional activities. The Company has taken a disciplined and selective approach in its marketing that primarily considers the costs of customer acquisition.

The Company attempts to maximize the return from promotional expenditures by choosing advertising media based on the cost relative to the likely audience and ability to generate increased traffic for the Company's Websites. In addition, each of the Company's Websites hyperlinks to its other Websites. The Company actively markets to its own base of customers through e-mail broadcasts. All customers who registered on Company's Websites are automatically added to the Company's electronic mailing list.

         The Company believes it differentiates itself from other online auction and e-commerce companies by providing the variety of formats offered by the three online Divisions, Rotman Auction, Auction, Inc. and World Wide Collectors Digest. These formats provide sellers with a variety of service formats designed to meet their particular needs and to provide the format most suitable for the sale of the particular product.

         Sellers of high-end collectibles are offered the services of the Rotman Auction Division. This Division is a full service consignment auction house which has been in business for over 20 years and started its online service in 1996. Rotman Auction provides a full range of services to sellers and buyers including live online bidding for premier collectibles, consignment services, authentication of merchandise, digital photography, and the purchase and sale of authentic memorabilia. The Division also offers fulfillment services to those customers which may need assistance in completing their sales. The Company's warehouse is located in Worcester, Massachusetts. The services are an inexpensive solution for customers to conclude their sales.

         On the other hand, for sellers of merchandise that is not of high-end collectible quality, the Auction Inc. Division offers a vehicle for listing such items for sale through an auction model. Since most of these products are not premier collectibles, it does not offer the level of services provided by the Rotman Auction Division.

         The World Wide Collectors Digest Division is a premier e-commerce website for dealers in the collectibles community such as Rotman Auction and Auction, Inc. The World Wide Collectors Digest's proprietary software allows other auction houses to create online storefronts, set prices, and sell directly to online shoppers. Because World Wide Collectors Digest contains many facets, including hosting web-based auctions, classifieds, live sports scores, live chats, a full listing of stadiums and arenas with seating charts, directions and other pertinent information, it does not compete with Rotman Auction and Auction, Inc. Lastly, the Internet Collectibles Division allows customers to directly purchase memorabilia from a substantial inventory without the competition from bidders in an auction format.

         The Company believes that one of its competitive advantages is its software program. Because of its simplicity, customers can navigate the Company's Website easily without having to spend money on more powerful computers or software. The Company intends to develop its software to provide a fun and user-friendly shopping experience. The Company has implemented customer support, transaction-processing and fulfillment systems using a combination of both proprietary and commercially available, licensed technologies. These systems are scalable and secure, and are designed to make the customer experience as simple as possible. The hardware and software systems are designed to integrate seamlessly and manage real-time transactions with limited human intervention. The current strategy is to focus the Company's internal software development efforts on creating and enhancing specialized, proprietary software that is unique to its business.

         The merchandising strategy is designed to combine broad product selection and appeal to all classes of online shoppers. The Company intends to become a one stop shopping service by virtue of its tiered platform of choices including its auction and e-commerce sites. The search engine tools currently in use allows customers to navigate through the Company's various Websites.

Competition

         The electronic commerce market is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. The Company currently or potentially competes with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include: (i) various Internet auction houses such as ONSALE, uBID, Yahoo! Auctions, First Auction, Surplus Auction, WebAuction and Insight Auction; (ii) a number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce, including Internet Shopping Network, AOL, Shopping Com and Cendant Corp.; and (iii) a variety of other companies that offer merchandise similar to that of the Company but through physical auctions.

         The Company believes that the principal competitive factors affecting its market are the ability to attract customers at favorable customer acquisition costs, operate the Websites in an uninterrupted manner and with acceptable speed, provide effective customer service and obtain merchandise at satisfactory prices. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, customer support, technical and other resources than the Company. Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could materially adversely affect the Company's business, results of operations and financial condition. Many of the Company's current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than the Company.

Intellectual Property

         The Company's software programs are proprietary. To protect its interest in its intellectual property, the Company has non-disclosure agreements with its employees and restricts access by others to its proprietary software.

         The Company believes that its products and other proprietary rights do not infringe on the proprietary rights of third parties. However, the Company is a recent entrant in the sale of merchandise on the Internet, and there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or other Company works. Such an assertion may require the Company to enter into royalty arrangements or result in costly litigation.

         The Company is also dependent upon existing technology related to its operations. To the extent that new technological developments are unavailable to the Company on terms acceptable to it, or not at all, the Company may be unable to continue to implement its business plan which would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Employees

         The Company currently employs 15 people, including eight full time employees. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

Government Regulation

         The Company is not currently subject to direct federal, state or local regulation, and laws or regulations applicable to access or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.

                                  RISK FACTORS

         This Report (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchase of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

         Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

Extremely Limited Operating History

         The Company was formed in stages and placed together as one company in February, 1999. Accordingly, there is an extremely limited operating history upon which to base an evaluation of the Company and its business and prospects. The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks for the Company include: an evolving and unpredictable business model; management of growth, if any; the Company's ability to anticipate and adapt to a developing market; acceptance by customers of the Company's services and merchandise sold at such auctions; dependence upon the level of hits to the Company's sites; development of equal or superior Internet auctions and related services by competitors; dependence on vendors for merchandise; and the ability to identify, attract, retain and motivate qualified personnel. To address these risks, the Company must, among other things, increase traffic to its Websites, maintain its customer base and attract significant numbers of new customers, respond to competitive developments, implement and execute successfully its business strategy and continue to develop and upgrade its technologies and customer services. There can be no assurance that the Company will be successful in addressing these risks.

Need For Additional Capital

         The Company requires substantial working capital to fund its business. If the Company is unable to obtain financing in the amounts desired and on acceptable terms, or at all, the

Company may be required to reduce significantly the scope of its presently anticipated advertising and other expenditures, which could have a material adverse effect on the Company's growth prospects and the market price of the Common Stock.

Anticipated Losses And Negative Cash Flow

         The Company expects to expend significant resources on its technology, Website development, advertising, hiring of personnel and startup costs. As a result, the Company expects to continue to incur losses for the foreseeable future. The Company intends to expend significant financial and management resources on brand development, marketing and advertising, Website development, strategic relationships, and technology and operating infrastructure. Primarily as a result of the anticipated significant increase in marketing and promotional expenses, the Company expects to incur additional losses, and such losses are expected to increase significantly from current levels. In addition, the Company plans to continue to increase its operating expenses significantly in order to increase its customer base, increase the size of its staff, expand its marketing efforts to enhance its brand image, increase its visibility on other companies' high-traffic Websites, purchase larger volumes of merchandise to be sold at auction, increase its software development efforts, and support its growing infrastructure. Moreover, to the extent that increases in such operating expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate positive cash flow from operations in future periods. The Company has made and expects in the future to continue to make significant investments in infrastructure and personnel in advance of levels of revenue necessary to offset such expenditures. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

Unpredictability of, And Fluctuations In, Operating Results

         The Company's operating results are unpredictable and are expected to fluctuate in the future, due to a number of factors, many of which are outside the Company's control. These factors include: (i) the Company's ability to significantly increase its customer base and traffic to its sites, manage its inventory mix and the mix of products offered, liquidate its inventory in a timely manner, maintain gross margins, and maintain customer satisfaction; (ii) the availability and pricing of merchandise from vendors; (iii) consumer confidence in encrypted transactions in the Internet environment; (iv) the timing, cost and availability of advertising on the Company's Websites and other entities' Websites; (v) the amount and timing of costs relating to expansion of the Company's operations; (vi) the announcement or introduction of new types of merchandise, service offerings or customer services by the Company or its competitors; (vii) technical difficulties with respect to consumer use of the Company's Websites; (viii) the level of merchandise returns experienced by the Company; (ix) governmental regulation by federal or local governments; and (x) general economic conditions and economic conditions specific to the Internet and electronic commerce. As a strategic response to changes in the competitive environment, the Company may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on the Company's results of operations and financial condition. Due to all of the foregoing factors, the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected.

Seasonal Fluctuations In Result of Operations

         The Company believes that its results of operations are somewhat seasonal in nature, with fewer auctions listed around the Thanksgiving and Christmas holidays in the fourth quarter. The Company's limited operating history, however, makes it difficult to fully assess the impact of these seasonal factors or whether or not its business is susceptible to cyclical fluctuations in the U.S. economy. There can be no assurance that seasonably or cyclical variations in the Company's operations will not become more pronounced over time or that they will not materially adversely affects its results of operations in the future. Moreover, consumer "fads" and other changes in consumer trends may cause significant fluctuations in the Company's operating results from one quarter to the next.

Reliance On Relationships With OnLine Companies

         The Company depends to some extent and is increasing its dependence on relationships with other online companies. These relationships include, but are not limited to, agreements for anchor tenancy, promotional placements, sponsorships and banner advertisements. Generally, these agreements are not exclusive and do not provide for guaranteed renewal. The risks included in this dependence include: (i) the possibility that a competitor will purchase exclusive rights to attractive space on one or more key sites; (ii) the uncertainty that significant spending on these relationships will increase the Company's revenues substantially or at all; (iii) the possibility that potential revenue increases resulting from such spending will not occur within the time periods that the Company is expecting; (iv) the possibility that space on other Websites or the same sites may increase in price or cease to be available on reasonable terms or at all; (v) the possibility that, if these relationships are successful, the Company may not be able to obtain adequate amounts of merchandise to meet the increased demand that is generated; (vi) the possibility that such online companies will be unable to deliver a sufficient number of customer visits or impressions; and (vii) the possibility that such online companies will compete with the Company for limited online auction revenues. Any termination of the Company's arrangements with other online companies could have a material adverse effect on the Company's business, results of operations and financial condition.

Reliance On Merchandise Vendors

         The Company depends upon vendors to supply it with some merchandise for sale through the Company's Internet auctions, and the availability of such merchandise can be unpredictable. Since inception, the Company has sourced merchandise from numerous vendors. None of these vendors is subject to a long-term supply contract with the Company. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company or otherwise provide merchandise for sale in the Company's auctions or that the Company will be able to establish new vendor relationships that ensure merchandise will be available for auction on the Company's Websites. If the Company is unable to develop and maintain satisfactory relationships with vendors on acceptable commercial terms, if the Company is unable to obtain sufficient quantities of merchandise, if the quality of service provided by such vendors falls below a satisfactory standard or if the Company's level of returns exceeds its expectations, the Company's business, results of operations and financial condition will be materially adversely affected.

Reliance On Other Third Parties

         In addition to its merchandise vendors, the Company's operations depend on a number of third parties for Internet/telecom access, delivery services, credit card processing and software services. The Company has limited control over these third parties and no long-term relationships with any of them. For example, the Company does not own a gateway onto the Internet, but instead, relies on an Internet service provider to connect the Company's Websites to the Internet. From time to time, the Company has experienced temporary interruptions in its Websites connection and also its telecommunications access. Continuous or prolonged interruptions in the Company's Websites connection or in its telecommunications access, or slow Internet transmissions, would have a material adverse effect on the Company's business, results of operations and financial condition. The Company uses overnight courier and delivery services for substantially all of its products. Should these services be unable to deliver the Company's products for a sustained time period as a result of a strike or other reason, the Company's business, results of operations and financial condition would be adversely affected. If, due to computer systems failures or other problems related to these third-party service providers, the Company experiences any delays in shipment, its business, results of operations and financial condition would be adversely affected. The Company's internally-developed auction software depends on operating system, database and server software that was developed and produced by and licensed from third parties. The Company has from time to time discovered errors and defects in the software from these third parties and, in part, relies, on these third parties to correct these errors and defects in a timely manner. If the Company is unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or the quality of products and services provided by such third parties falls below a satisfactory standard, the Company's business, results of operations and financial condition will be materially adversely affected.

Management Of Potential Growth; New Management Team

         The Company has rapidly and significantly expanded its operations and anticipates that significant expansion of its operations will continue to be required in order to address potential market opportunities. This rapid growth has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. The Company's new employees include a number of key technical employees who have not yet been fully integrated into the Company's management team, and the Company expects to add additional key personnel in the near future. Increases in the number of employees and the volume of merchandise sales have placed significant demands on the Company's management, which as of March 1, 1999 included only four executive officers. In order to manage the expected growth of its operations, the Company will be required to expand existing operations, particularly with respect to customer service and merchandising, to improve existing and implement new operational, financial and inventory systems, procedures and controls. The Company may also be required to hire an accounting staff. Further, the Company's management will be required to maintain relationships with various merchandise vendors, freight companies, warehouse operators, other Websites and services, Internet service providers and other third parties and to maintain control over the strategic direction of the Company in a rapidly changing environment. There can be no assurance that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected. See "Business-Employees."

Dependence On Key Personnel; Need For Additional Personnel

         The Company's future performance depends to a significant degree upon the continued contributions of members of Company's senior management and other key personnel, particularly its President, Gregory Rotman; Vice President, Treasurer and Secretary, Richard Rotman; Vice President, Marc Stengel; and Vice President, Hannah Kramer. The loss of any of these individuals could have a material adverse effect on the Company's business, results of operations and financial condition. The Company does not have a long-term employment agreements with any of its key personnel and maintains no key person life insurance. In order to meet expected growth, the Company believes that its future success will depend upon its ability to identify, attract, hire, train, motivate and retain other highly-skilled managerial, merchandising, engineering, marketing and customer service personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting, assimilating or retaining the necessary personnel, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Of A Purchased Inventory Model

         The Company purchases some of its merchandise from vendors and thereby assumes the inventory and price risks of these products to be sold at auction. Since the Company relies on purchased inventory, its success will depend on its ability to liquidate its inventory rapidly through its auctions, the ability of its staff to purchase inventory at attractive prices relative to its resale value at auction and its ability to manage customer returns. Due to the inherently unpredictable nature of auctions, it is impossible to determine with certainty whether an item will sell for more than the price paid by the Company. Further, because minimum opening bid prices for the merchandise listed on the Company's Websites generally are lower than the Company's acquisition costs for such merchandise, there can be no assurance that the Company will achieve positive gross margins on any given sale. If the Company is unable to liquidate its purchased inventory rapidly, if the Company's staff fails to purchase inventory at attractive prices relative to its resale value at auction, or if the Company fails to predict with accuracy the resale prices for its purchased merchandise, the Company may be forced to sell its inventory at a discount or at a loss and the Company's business, results of operations and financial condition would be materially adversely affected.

Uncertain Acceptance Of The Evolving And Unpredictable Business Model

         The Company believes that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the Company will depend largely on the Company's success in increasing its customer base. If vendors do not perceive the Company as an effective marketing and sales channel for their merchandise, or consumers do not perceive the Company as offering an entertaining and desirable way to purchase merchandise, the Company will be unsuccessful in promoting and maintaining its brand. Furthermore, in order to attract and retain customers and to promote and maintain the Company in response to competitive pressures, the Company may find it necessary to increase its marketing and advertising budgets and otherwise to increase substantially its financial commitment to creating and maintaining brand loyalty among vendors and consumers. If the Company is unable to or incurs significant expenses in an attempt to achieve or maintain a leading position in Internet commerce or to promote and maintain its brand, the Company's business, results of operations and financial condition will be materially adversely affected.

         The Company also intends to continue to develop its business model and to explore other opportunities such as the use of the Company's Websites as an advertising medium for services and products of other companies, promoting new or complementary products or sales formats and expanding the breadth and depth of products and services offered on its Websites. As its business model evolves, the Company risks diluting its business model, confusing customers and decreasing interest from vendors. In addition, the Company could be exposed to additional or new risks associated with these new opportunities. If the Company is unable to address these risks, the Company's business, results of operations and financial condition will be materially adversely affected.

Competition

         The electronic commerce market is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future. The Company currently or potentially competes with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include: (i) various Internet auction houses such as eBay, ONSALE, uBID, Yahoo! Auctions, First Auction (the auction site for Internet Shopping Network, a wholly-owned subsidiary of Home Shopping Network Inc.), Surplus Auction (a wholly-owned subsidiary of Egghead, Inc.), WebAuction (the auction site for MicroWarehouse, Inc.) and Insight Auction (the auction site for Insight Enterprises, Inc.); (ii) a number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce, including Internet Shopping Network, AOL, Shopping Com and Cendant Corp.; and (iii) a variety of other companies that offer merchandise similar to that of the Company but through physical auctions and with which the Company competes for sources of supply.

         The Company believes that the principal competitive factors affecting its market are the ability to attract customers at favorable customer acquisition costs, operate the Websites in an uninterrupted manner and with acceptable speed, provide effective customer service and obtain merchandise at satisfactory prices. There can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, customer support, technical and other resources than the Company.

         Current and potential competitors have established or may establish cooperative relationships among themselves or directly with vendors to obtain exclusive or semi-exclusive sources of merchandise. Accordingly, it is possible that new competitors or alliances among competitors and vendors may emerge and rapidly acquire market share. Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could materially adversely affect the Company's business, results of operations and financial condition. Many of the Company's current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than the Company. As a result, such competitors may be able to secure merchandise from vendors on more favorable terms than the Company, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development, promotion and sale of their merchandise than can the Company.

Risk Of Capacity Constraints; Reliance On Internally-Developed
Systems; System Development Risks

         A key element of the Company's strategy is to generate a high volume of traffic to, and use of, its Websites. The Company's revenues depend entirely on the number of customers who use its Websites to purchase merchandise. Accordingly, the satisfactory performance, reliability and availability of the Company's Websites, transaction-processing systems, network infrastructure and delivery and shipping systems are critical to the Company's operating results, as well as to its reputation and its ability to attract and retain customers and maintain adequate customer service levels.

         The Company periodically has experienced minor systems interruptions, including Internet disruptions, which it believes may continue to occur from time to time. Any systems interruptions, including Internet disruptions, that result in the unavailability of the Company's Websites or reduced order fulfillment performance would reduce the volume of goods sold, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is continually enhancing and expanding its transaction-processing systems, network infrastructure, delivery and shipping systems and other technologies to accommodate a substantial increase in the volume of traffic on the Company's Websites. There can be no assurance that the Company will be successful in these efforts or that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its Websites or timely expand and upgrade its systems and infrastructure to accommodate such increases. There can be no assurance that the Company's or its suppliers' network will be able to timely achieve or maintain a sufficiently high capacity of data transmission, especially if the customer usage of the Company's Websites increases. The Company's failure to achieve or maintain high capacity data transmission could significantly reduce consumer demand for its services and have a material adverse effect on its business, results of operations and financial condition.

Risks Associated With Technological Change; Dependence On The
Internet

         The Internet and electronic commerce industries are characterized by rapid technological change, changes in user and customer requirements, frequent new service or product introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing Websites and proprietary technology obsolete. The Company's performance will depend, in part, on its ability to license or acquire leading technologies, enhance its existing services, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of Websites and other proprietary technology entails significant technical and business risks. There can be no assurance that the Company will be successful in using new technologies effectively or adapting its Websites and proprietary technology to emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, or if the Company's Websites do not achieve market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected. The success of the Company's services will depend in large part upon the development of an infrastructure for providing Internet access and services. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols intended to handle increased levels of Internet activity or due to increased governmental regulation. There can be no assurance that the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace will be developed or that, if they are developed, the Internet will become a viable marketing and sales channel for merchandise such as that offered by the Company. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of the Company's services. The Company's ability to increase the speed with which it provides services to customers and to increase the scope of such services ultimately is limited by and reliant upon the speed and reliability of the networks operated by third parties. Consequently, the emergence and growth of the market for the Company's services is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. If the infrastructure or complementary services necessary to make the Internet a viable commercial marketplace are not developed or if the Internet does not become a viable commercial marketplace, the Company's business, results of operations and financial condition will be materially adversely affected.

Risk Of System Failure; Single Site

         The Company's success is largely dependent upon its communications hardware and computer hardware, substantially all of which are located at a leased facility in Owings Mills, Maryland. The Company's systems are vulnerable to damage from fire, flood, power loss, telecommunication failure, break-in and similar events. The Company does not presently have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services and does not carry sufficient business interruption insurance to adequately compensate the Company for all losses that may occur. A substantial interruption in these systems would have a material adverse effect on the Company's business, results of operations and financial condition. To date, the Company has experienced variable interruptions to its service as a result of loss of power and telecommunications connections. Despite the implementation of network security measures and firewall security by the Company, its servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties deliberately to exceed the capacity of the Company's systems and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays, loss of data or cessation in service to users of the Company's services and products. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Related To Consumer Trends

         The Company obtains some of its revenues from fees from sellers for listing products for sale on its service and fees from successfully completed auctions. The Company's future revenues will depend upon continued demand for the types of goods that are listed by users of the Company service. The popularity of certain categories of items, such as toys, dolls and memorabilia, among consumers may vary over time due to perceived scarcity, subjective value, and societal and consumer trends in general. A decline in the popularity of, or demand for, certain collectibles or other items sold through the Company service could reduce the overall volume of transactions on the Company service, resulting in reduced revenues. In addition, certain consumer "fads" may temporarily inflate the volume of certain types of items list on the Company service, placing a significant strain upon the Company's infrastructure and transaction capacity. These trends may also cause significant fluctuations in the Company's operating results from one quarter to the next. Any decline in demand for the goods offered through the Company service as a result of changes in consumer trends could have a material adverse effect.

Internet Commerce Security Risks; Risk Of Credit Card Fraud

         A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, results of operations and financial condition. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, results of operations and financial condition.

Government Regulation And Legal Uncertainties

         The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, laws applicable to auction companies and auctioneers, and laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for the Company's Internet auctions and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, results of operations and financial condition. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, auction regulation, sales tax, libel and personal privacy is uncertain and may take years to resolve. In addition, as the Company's service is available over the Internet in multiple states, and as the Company sells to numerous consumers resident in such states, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state. The failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties for the failure to qualify. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, could have a material adverse effect on the Company's business, results of operations and financial condition.

Protection Of Intellectual Property

         As part of its confidentiality procedures, the Company generally enters into agreements with its employees and consultants and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that agreements entered into for that purpose will be enforceable. Notwithstanding the precautions taken by the Company, it might be possible for a third party to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of the Company's technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford the Company little or no effective protection of its intellectual property.

         The Company may in the future receive notices from third parties claiming infringement by the Company's software or other aspects of the Company's business. While the Company is not currently subject to any such claim, any future claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and require the Company to enter into royalty and licensing agreements, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such royalty and licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the future, the Company may also need to file lawsuits to enforce the Company's intellectual property rights, to protect the Company's trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company also relies on a variety of technology that it licenses from third parties. There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability of the Company to maintain or obtain upgrades to any of these technology licenses could result in delays in completing its proprietary software enhancements and new developments until equivalent technology could be identified, licensed or developed and integrated. Any such delays would materially adversely affect the Company's business, results of operations and financial condition.

Risks Associated With Global Expansion

         The Company does not currently have any overseas fulfillment or distribution facility or arrangement or any Websites content localized for foreign markets, and there can be no assurance that the Company will be able to establish a global presence. In addition, there are certain risks inherent in doing business on a global level, such as regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, difficulties in protecting intellectual property rights, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, which could adversely impact the success of the Company's global operations. In addition, the export of certain software from the United States is subject to export restrictions as a result of the encryption technology in such software and may give rise to liability to the extent the Company violates such restrictions. There can be no assurance that the Company will be able to successfully market, sell and distribute its products in foreign markets or that one or more of such factors will not have a material adverse effect on the Company's future global operations, and consequently, on the Company's business, results of operations and financial condition.

Risks Associated With Acquisitions

         The Company may choose to expand its market presence through acquisitions of complementary businesses. Although no such acquisitions are currently being negotiated, any future acquisitions would expose the Company to increased risks, including risks associated with the assimilation of new operations, sites and personnel, the diversion of resources from the Company's existing businesses, sites and technologies, the inability to generate revenues from new sites or content sufficient to offset associated acquisition costs, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. Acquisitions may also result in additional expenses associated with amortization of acquired intangible assets or potential businesses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions, and its inability to overcome such risks could have a material adverse effect on the Company's business, results of operations and financial condition.

Control By Principal Stockholders, Officers And Directors

         The Company's executive officers and directors, in the aggregate, beneficially own approximately 80% of the Company's outstanding Common Stock. As a result, such persons, acting together, will have the ability to control all matters submitted to stockholders of the Company for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) and to control the management and affairs of the Company. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Company's Common Stock.

Anti-Takeover Effects Of Delaware Law And Certain Charter
Provisions

         Certain provisions of Delaware law may have the effect of delaying, deterring or preventing a future takeover or change in control of the Company unless such takeover or change in control is approved by the Company's Board of Directors. Such provisions also may render the removal of directors and management more difficult. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. These provisions of Delaware law may also have the effect of discouraging or preventing certain types of transactions involving an actual or threatened change of control of the Company (including unsolicited takeover attempts), even though such a transaction may offer the Company's stockholders the opportunity to sell their stock at a price above the prevailing market price. In addition, the Company is subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law (the "DGCL"), which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in a prescribed manner. The application of
Section 203 of the DGCL also could have the effect of delaying or preventing a change of control of the Company.

Possible Volatility Of Stock Price

         The market price of the shares of Common Stock has been, and is likely to be, highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's results of operations, announcements of technological innovations, new sales formats by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, changes in financial estimates by securities analysts, conditions and trends in the Internet and electronic commerce industries, adoption of a new accounting standards affecting the retail sales industry, general market conditions and other factors. Further, the stock markets, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stock are at or near historical highs and reflect price earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price earnings ratios will be sustained. These broad market factors may adversely affect the market price of the Company's Common Stock. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect of the Company's business, results of operations and financial condition.

Year 2000 Readiness Disclosure

         Computer systems, software packages, and microprocessor dependent equipment may cease to function or generate erroneous data when the year 2000 arrives. The problem affects those systems or products that are programmed to accept a two-digit code in date code fields. To correctly identify the year 2000, a four-digit date code field will be required to be what is commonly termed "year 2000 compliant." The Company may realize exposure and risk if the systems for which it is dependent upon to conduct day-to-day operations are not year 2000 compliant by January 1, 2000. The potential areas of exposure include electronic data exchange systems operated by third parties with whom the Company transacts business, certain products purchased from third parties for resale, and computers, software, telephone systems and other equipment used internally. If systems material to the Company's operation have not been made year 2000 compliant prior to January 1, 2000, or if third parties with whom the Company does business fail to make their systems year 2000 compliant in a timely manner, the year 2000 issue could have a disastrous effect on the Company's business, financial condition and results of operations.

Item 2.  Description of Properties.

         The Company's corporate headquarters are presently located at 4 Brussels Street, Worcester, Massachusetts 01610.


Item 3.  Legal Proceedings.

         The Company is not a party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Item 5.  Market for Common Equity and Related Stockholder Matters.

         (a) Market Information - The Company's common stock began trading on August 11, 1995 and is presently traded on the NASDAQ Bulletin Board under the symbol, "PAID". The following table sets forth the high and low bid prices for the Company's Common Stock for the eight quarters ended December 31, 1998.

         1998                                        High              Low
                                                     ----              ---
         Quarter ended March 31, 1998                 3/8              5/32
         Quarter ended June 30, 1998                  3/8               1/8
         Quarter ended September 30, 1998          1 3/16               3/8
         Quarter ended December 31, 1998              7/8               1/4

         1997                                        High              Low
                                                     ----              ---
         Quarter ended March 31, 1997                1 3/8            11/16
         Quarter ended June 30, 1997                 1 1/4              3/8
         Quarter ended September 30, 1997             7/16              3/8
         Quarter ended December 31, 1997               3/8              3/8


         (b) Holders - As of December 31, 1998, there were approximately 145 holders of record of the Company's Common Stock.

         (c) Dividends - The Company has not previously paid cash dividends on its common stock, and intends to utilize current resources to expand the business; thus, it is not anticipated that cash dividends will be paid on the Company's Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         As of December 31, 1998, the sole business of the Company was the business of SRA, its sole, wholly-owned subsidiary, which served members of the investing community who had lost money due to the advice, lack of fiduciary responsibility or fraudulent practices of brokers and broker dealers. In December 1998, the management of the Company decided to discontinue the operations of that business. In February 1999, the Company sold SRA to the management of SRA, in exchange for eight million shares of the Company's Common Stock, with the goal of entering into the Internet business. In furtherance of that goal, on February 25, 1999, the Company purchased all of the outstanding stock of Internet Auction in exchange for 37,368,912 shares of the Company's Common Stock. At the time the transaction was agreed upon by the then current management of the Company, the average price of the common stock was approximately $.28 per share. As a result of this transaction, Internet Auction became a wholly-owned subsidiary of the Company, and the principal business of the Company is now the business of Internet Auction, Inc.

         Prior to the transaction with the Company, the business currently conducted by the Company was conducted through four related companies: Auction, Inc., Rotman Auction, Rotman Collectibles and World Wide Collectors Digest, Inc. Prior to, and in anticipation of the transaction with the Company, the companies were combined and their operations were integrated. As a part of this integration, a substantial inventory of Rotman Collectibles was transferred into Internet Auction. The following provides financial information regarding Internet Auction as of February 15, 1999.

                             Internet Auction, Inc.
                                  Balance Sheet
                                February 25, 1999

                                     Assets

Current assets:
     Cash and Equivalents                          $   18,216
     Accounts receivable                                4,040
     Inventories (1)                                  834,153
     Loans receivable                                   1,000
     Due from affiliates (4)                           15,483
     Due from shareholders (4)                          2,280

              Total current assets                                    $ 875,172

Property and equipment, net (2)                                          50,429

Intangible assets (3)                                                     5,980

Total assets                                                          $ 931,581

                                       Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                              $   79,544
     Accrued liabilities                               18,986
     Due to shareholders                               12,000
     Due to affiliates                                  4,745

          Total current liabilities                                   $ 115,275

Shareholders' equity:
     Common stock                                     845,194
     Accumulated deficit                              (27,888)

                                                      817,036

     Less stock subscriptions receivable               (1,000)

     Total shareholders' equity                                         816,036

Total liabilities and shareholders' equity                            $ 931,581
-------------------

(1)  Inventory  is stated at the lower of cost  (using  the  first-in  first-out
     (FIFO) method or market).

(2) Property and equipment are stated at cost. Depreciation is computed using straight line and double declining balance methods over estimated useful life of 5 years. Expenditures for additions, improvements and major renewals are capitalized while those for repairs and maintenance are charged to expense as incurred.

(3) Intangible assets, comprised of organization expenses and intellectual property, are being amortized over five years on a straight line basis.

(4) Due to/from affiliates and shareholders consist of non-interest bearing advances and are all due on demand. These advances were subsequently repaid.

Operations

       The following is a description of the operations of each of the Company's divisions:

         Auction Inc. Division. The Auction Inc. is a public person-to-person trading community that offers sellers a vehicle of listing items for sale. Substantially all of the Division's revenues are derived from placement and success fees paid by sellers. Auction Inc.charges no fees to buyers and, to date, has chosen to sell almost no advertising on its Web site. By paying additional placement fees, sellers can have items featured in various ways. In the near future, Sellers will be able to highlight their auctions by utilizing a bold font for the auction heading for an additional fee of $2.00. Sellers for whom a three to fourteen day auction is successfully concluded (i.e., there is at least one bid above the seller's specified minimum or reserve price, whichever is higher) also pay a success fee for each item sold that is equal to 5% of the first $25 of the purchase price, 2.5% of any purchase price between $25.01 and $1,000 and 1.25% of any purchase price over $1,000. Revenues from placement fees are recognized at the time that the item is listed; revenues related to success fees are recognized at the time that the auction is successfully concluded. At no point during the auction process does the Company take possession of either the item being sold or the buyer's payment for the item. Fees to sellers are aggregated and billed on a monthly basis. A substantial majority of customer accounts are settled by directly charging credit card numbers provided by sellers. Provisions for estimated uncollectible accounts and authorized credits are recorded as percentages of revenues and are provided for at the time of revenue recognition.

       The Company is considering offering banner advertising on Auction Inc's site in the future.

         Rotman Auction Division. Rotman Auction is a full service consignment auction house which has been in business for over 20 years and started its online service in 1996. Rotman Auction provides a full range of services to sellers and buyers including live online bidding of premier collectibles, consignment services, authentication of merchandise, digital photography, and the purchase and sale of authentic memorabilia. The Company auctions a wide variety of property, including, jewelry, decorative art and rare books, posters and has a mainstay in the sports memorabilia and trading cards. Most of the objects auctioned by the Company are unique items, and their value, therefore, can only be estimated prior to sale. The Company's principal role as an auctioneer is to identify, evaluate and authenticate items through its staff of experts and consultants, to stimulate purchaser interest through professional marketing techniques and to match sellers and buyers through the auction process.

       In its role as auctioneer, the Company functions as an agent, accepting property on consignment from its selling clients. The Company conducts its auctions as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor's portion of the buyer's payments. The Company frequently releases property sold at auction to buyers, primarily dealers, before the Company receives payment. In such event, the Company is liable to the seller for the net sale proceeds even if the Company never receives payment from the buyer.

       All buyers using the services pay a premium (known as the buyer's premium) to the Company on auction purchases. The buyer's premium is 15% of the hammer price on all items sold for $50,000 or less, and 15% of the first $50,000 for items sold in excess of that amount (10% on the remainder). Generally, similar structures were simultaneously implemented throughout most of Rotman Auction's auction operations. A selling commission, which can vary depending on the sale location, type of seller (for example, dealers) and the selling price of the property, is charged to the seller. In situations involving major individual collections or collectors, the selling commission tends to be negotiated to a level below that which otherwise would apply.

       In addition, on certain occasions, the Company will assure the consignor a minimum price in connection with the sale of property. The Company must perform under its assurances only in the event that (a) the property fails to sell at auction and (b) the consignor prefers to be paid the minimum price rather than retain ownership of the unsold property. In such event, the Company purchases the property at the minimum price.

         World Wide Collectors  Digest  Division  (WWCD).  WWCD,  established in
1994, is the Company's premier e-commerce website for dealers in the collectibles community. WWCD is a full-service company that designs, hosts and maintains dealer Websites. WWCD's software allows clients to operate online storefronts, set prices, and sell directly to online shoppers.

       The Company has derived substantially all of its revenues to date from the sale of advertisements and hosting sites. These revenue sources include placement fees, promotions, banner advertisements, sponsorships, direct marketing, and transactions on WWCD properties. The Company's advertising products currently consist of banner advertisements that appear on pages within WWCD properties, higher profile promotional sponsorships that are typically focused on a particular event, such as a sweepstakes, and merchant buttons on targeted advertising inventory encouraging users to complete a transaction. Hypertext links are embedded in each banner advertisement or button to provide the user with instant access to the advertiser's Web site, to obtain additional information, or to purchase products and services.

       WWCD derives other revenues primarily from its web-hosting program, which offers premium services for a monthly fee, providing dealers with a website, shopping cart services and additional disk space and enhanced publishing tools for their web pages.

       Internet Collectibles Division. Internet Collectibles maintains a substantial inventory of memorabilia with popular and historical significance. This inventory is sold through the Company's various divisions and to third party vendors.

       The Company believes that these online services for the collectibles industry under the umbrella of one company provides online shoppers and businesses access to many of the services and resources they may desire.

Working Capital and Liquidity

The Company will require working capital to operate and grow its business. Prior to the acquisition by the Company, Internet Auction acquired significant inventories of collectibles that the Company believes will help generate some of the working capital. The Company believes that its current cash and financing plans currently being negotiated by management are sufficient to meet its current cash needs. While the Company expects that funds generated from the Company's operations and funds to be realized from financing plans will be sufficient to meet its capital needs for 1999, there can be no assurance that these funds will be sufficient.

                     Year 2000 Systems Readiness Disclosure

         Computer systems, software packages, and microprocessor dependent equipment may cease to function or generate erroneous data when the year 2000 arrives. The problem affects those systems or products that are programmed to accept a two-digit code in date code fields. To correctly identify the year 2000, a four-digit date code field will be required to be what is commonly termed "year 2000 compliant."

         The Company may realize exposure and risk if the systems for which it is dependent to conduct day-to-day operations are not year 2000 compliant. The potential areas of exposure include electronic data exchange systems operated by third parties with whom the Company transacts business, certain products purchased from third parties for resale, and computers, software, telephone systems and other equipment used internally. To minimize the potential adverse affects of the year 2000 problem, the Company has established an internal project team. This project team has begun a process of identifying internal systems (both information technology and non-information technology systems) that are not year 2000 compliant, determining their significance in the effective operation of the Company, and developing plans to resolve any issues. The Company has been communicating with the suppliers and others with whom it does business to coordinate year 2000 readiness. The responses received by the Company to date have indicated that steps are currently being undertaken to address this concern. However, if such third parties are not able to make all systems year 2000 compliant, there could be a material adverse impact on the Company.

         The Company has determined that its principal transaction processing software is year 2000 compliant. Accordingly, the Company does not anticipate any material adverse operational issues to arise. The Company plans to complete the year 2000 compliance assessment by the end of the second quarter 1999 and implement corrective solutions before the end of the third quarter 1999. Because the principal transaction processing software was already year 2000 compliant, when it was acquired, management expects that the Company's present and future costs in connection with its year 2000 compliance project are and will be minimal; however, future anticipated costs are difficult to estimate with any certainty and may differ materially from those currently projected. The estimated costs do not include time and costs that may be incurred as a result of any potential failure of third parties to become year 2000 compliant or costs to implement the Company's future contingency plans. The Company has not yet developed a contingency plan in the event that any non-compliant critical systems are not remedied by January 1, 2000, nor has it formulated a timetable to create such contingency plan. If systems material to the Company's operations have not been made year 2000 compliant, or if third parties with whom the Company does business fail to make their systems year 2000 compliant in a timely manner, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 7.  Financial Statements.

         As of December 31, 1998, the sole business of the Company was the business of SRA, its sole, wholly-owned subsidiary. In December 1998, the management of the Company decided to discontinue that business and in February 1999 sold SRA to the management of SRA, which was also the management of the Company at the time, in exchange for eight million shares of the Company's Common Stock.

         Pursuant to the sale, the management of SRA agreed to provide financial statements for SRA for the year ended December 31, 1998. The Company has not received financial statements from SRA that are in a form ready for filing. Accordingly, no financial statements are available for the Company's business from SRA in 1998.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Directors and Executive Officers

         The following table sets forth certain information regarding the directors and executive officers of the Company.

                                                                        Director
Name                       Age         Position                           Since

Gregory Rotman*            33          Director & President               1999
Richard Rotman*            28          Director & Vice President,         1999
                                       Treasurer and Secretary
Marc Stengel               41          Director & Vice President          1999
Hannah Kramer              60          Director & Vice President          1999
Robert Bertsch             33          Director                           1998
----------------------
*Gregory Rotman and Richard Rotman are brothers.


         The following is a description of the current occupation and business experience for the last five years for each director and executive officer.

         Gregory P. Rotman has served as a Director and the President of the Company since its acquisition of Internet Auction. Prior to joining the Company, he was involved in starting a group known as Teamworks, Inc., LLC. Its sole purpose from 1991-1995 was to facilitate the design, financing and build-out of The MCI National Sports Museum in Washington, D.C. Today the MCI National Sports Museum is the only interactive, all encompassing, sports-based museum in the United States.

         Richard S. Rotman has served as a Director and the Vice President, Treasurer and Secretary of the Company since its acquisition of Internet Auction. Prior to joining the Company, he was involved in the management and day-to-day operations of Rotman Auction, which he formed in February 1997. From 1995 until February 1997, Mr. Rotman worked for the family business, Rotman Collectibles, where he began in sales and distribution in the new product division. As the industry was changing, Rotman Collectibles began focusing on auctions as a more permanent division and during 1996, he began to create a presence on the Internet. Mr. Rotman's primary expertise is in management and daily operations. From 1994 to 1995, Mr. Rotman served as the director of an art gallery in Jackson, Wyoming, selling original artwork to high-end clientele.

         Marc Stengel has served as a Director and Vice President of the Company since its acquisition of Internet Auction. He runs the daily operations of the websites for the Company, including systems administration and overseeing the programming for each of the Company's divisions. Prior to joining the Company, he served as president of Worldwide Collectors Digest,

Inc., which he co-founded in 1994 in an effort to combine his knowledge of computer technology with his interest in sports. Prior to that, Mr. Stengel ran his family clothing business.

         Hannah Kramer has served as a Director and Vice President of the Company since its acquisition of Internet Auction. Prior to joining the Company, she served as vice president of World Wide Collectors Digest, Inc., which she co-founded in 1994. She also owns two women's and two men's clothing stores.

         Robert Bertsch has served as a Director of the Company since June 1998, when the Company was known as Securities Resolutions Advisors, Inc. Mr. Bertsch is a partner at the law firm Bertsch & Associates. In 1997, Mr. Bertsch was named to the Board of Directors of SRA, where he also serves as head of arbitration. From 1995 to 1997, Mr. Bertsch worked in the retail brokerage business. From 1992 to 1995, Mr. Bertsch was employed as an associate at Milberg, Weiss, Bershad, Hynes and Lerach, a leading plaintiff securities class action firm. In addition to his law degree, he holds NASD licenses under series 7, 63, 24 and 27.

         Compliance with Section 16(a)

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         To the Company knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with for the period which this Form 10-KSB relates.


Item 10. Executive Compensation.

         The following table sets forth the compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended December 31, 1998. The Company has no current long term compensation plans.

                           Summary Compensation Table

Name and
Principal Position                Year      Salary        Bonus       Other

Richard Singer II                 1998      $72,000      $30,000      $  --
President

Robert Bertsch                    1998      $72,000      $30,000      $  --
Head of Arbitration of SRA

G. David Gordon                   1998            -            -
Former President                  1997            -            -      $42,350(1)
                                  1996            -            -       27,286(1)

---------------
(1) Includes fees paid G. David Gordon & Associates, P.C., the firm for which G. David Gordon is owner.

         In 1998, Directors were compensated $200 for each Directors Meeting attended.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table indicated all persons who, as of February 28, 1999, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all directors and all officers of the Company as a group. The address of each person named below is address of the Company.

                                     Amount and
Name of Beneficial                   Nature of                     % of
      Owner                          Beneficial Owner              Class

Gregory Rotman                          8,309,005                 17.90%
Richard Rotman                         10,155,451                 21.88%
Marc Stengel                           12,925,119                 27.85%
Hannah Kramer                           5,539,337                 11.94%
Robert Bertsch                                  0                  0.00%
All directors and                      36,928,912                 79.57%
  officers as a group


                               Changes in Control

         On February 25, 1999, the Company purchased all of the outstanding stock of Internet Auction, Inc., a Massachusetts corporation ("Internet Auction"). The acquisition (the "Transaction") was pursuant to an Agreement and Plan of Reorganization (the "Agreement") dated January 31, 1999 between the Company and Gregory Rotman, Richard Rotman, Marc Stengel and Hannah Kramer, the principal shareholders (the "IA Shareholders") of Internet Auction. Pursuant to the Agreement, the Company acquired all of the issued and outstanding shares of the capital stock of Internet Auction in exchange for the issuance to the IA Shareholders of an aggregate of 37,368,912 shares, representing approximately 80%, of the Company's common stock. At the time that the transaction was agreed upon by the then current management of the Company, the average price of the Common Stock was approximately $.28 per share. As a result of the Transaction, Internet Auction became a wholly-owned subsidiary of the Company, the IA Shareholders now own 80% of the Company's issued and outstanding common stock, and the principal business of the Company is now the business of Internet Auction. Prior to the transaction, Richard Singer, the former President of the Company, was a principal beneficial owner of the common stock of the Company.

         The Company did not pay any cash or other consideration, other than the issuance of its shares of common stock to the IA Shareholders, as consideration for the Transaction. Prior to the consummation of the Transaction, no relationship existed between the Company and its officers, directors or other affiliates and Internet Auction and its officers, directors or other affiliates. The number of shares of the Company's common stock received by the IA Shareholders as a result of the Transaction was determined by arms-length negotiations between the IA Shareholders and the persons then serving as officers and directors of the Company.

         In accordance with the Agreement, after the Transaction, the IA Shareholders were appointed to the Company's Board of Directors, and the previously serving directors resigned, or will resign, from the Board.

Item 12. Certain Relationships and Related Transactions.

         None


Item 13. Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         Exhibit           Description of Exhibits
           No.

           2.1    Agreement  and Plan of  Reorganization  dated January 31, 1999 among the Company and Gregory  Rotman,  Richard  Rotman,  Marc
                  Stengel and Hannah  Kramer.  (Incorporated  by reference  from
                  Form 8-K - File No. 0-28720, filed on March 10, 1999.)
           21     Subsidiaries of the Company (included in Item I)


         (b) Reports on Form 8-K.

             None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      SALES ONLINE DIRECT INC.




Date:  April 15, 1999                 By: /s/ Gregory Rotman
                                         ---------------------------------------
                                          Gregory Rotman, President



         In accordance with the Exchange Act, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Date:  April 15, 1999                 /s/ Gregory Rotman
                                      ------------------------------------------
                                      Gregory Rotman, President and Director



Date:  April 15, 1999                 /s/ Richard Rotman
                                      ------------------------------------------
                                      Richard Rotman, Vice President, Treasurer,
                                      Secretary and Director



Date:  April 15, 1999                 /s/ Marc Stengel
                                      ------------------------------------------
                                      Marc Stengel, Vice President and Director



Date:  April 15, 1999                 /s/ Hannah Kramer
                                      ------------------------------------------
                                      Hannah Kramer, Vice President and Director




C76992c.636