Form 10QSB
period 1999-03-31
SECURITIES RESOLUTION ADVISORS INC
filed 1999-05-25
CIK 1017655

================================================================================





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 1999. Commission File No. 0-28720.

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes                                         No     X

Transitional Small Business Disclosure Format (check one):
              Yes                                         No     X

As of April 30, 1999, the registrant had outstanding 46,411,140 shares of its Common Stock, par value of $0.001, its only class of voting securities.




================================================================================

                                TABLE OF CONTENTS




Part I - Financial Information

Item 1.             Financial Statements:

Item 2.             Management's Discussion and Analysis or Plan of Operations


Part II - Other Information

Item 2.             Changes in Securities and Use of Proceeds

Item 5.             Other Information

Item 6.             Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS



                            Sales OnLine Direct, Inc.
                           Consolidated Balance Sheets
                                 March 31, 1999

                           Assets
                                                         March 31,      December 31,
                                                           1999             1998
Current Assets:
   Cash and Equivalents                                  $58,432           $   -
   Accounts receivable                                     7,452               -
   Merchandise inventories                               787,212               -
   Due from affiliates                                     5,674             7,164
   Due from Shareholders                                   3,075               -
   Other current assets                                   19,100               -

      Total current assets                               880,945             7,164

Property and equipment, net                               49,988            20,479

Other assets                                              69,825               980

Total assets                                          $1,000,758            28,623

          Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                     $127,743            $  -
   Accrued liabilities                                   118,919             5,000
   Due do affiliates                                         -               8,245
   Due to shareholder                                     12,000               -

      Total current liabilities                          258,662            13,245

Shareholders' equity:
   Common stock                                          43,894              1,000
   Paid in capital                                      760,587                -
   Accumulated deficit                                  -61,385             15,378
                                                        743,096             16,378
   Less stock subscriptions receivable                   -1,000             -1,000
      Total shareholders' equity                        742,096             15,378

Total liabilities and shareholders' equity           $1,000,758            $28,623


                   The accompanying notes are an integral part
                          of these financial statements

                                       1

                            Sales OnLine Direct, Inc.
                      Consolidated Statement of Operations
                      For the Three Months Ended March 31,


                                            1999         1998

Revenues                                  $157,455        $  -

Cost of revenues                            27,249           -

Gross margin                               130,969           -

Sales, general and
   administrative expenses                 206,969           -

Loss from operations                       -76,763           -

Provision for taxes on income                  -             -

Net loss                                  $-76,763        $  -

Earnings per share:

   Basic and diluted                        $-.002        $  -

                   The accompanying notes are an integral part
                          of these financial statements

                            Sales OnLine Direct, Inc.
                 Consolidated Statement of Shareholders' Equity
                    For the Three Months Ended March 31, 1999

                                                                                       Stock
                                     Common Stock          Paid in    Retained     Subscription
                                 Shares    Par value       Capital    Earnings      Receivable       Total

Balance - January 1, 1999         40,000   $ 1,000        $    -      $15,378         $-1,000     $  15,378

Contribution of Assets
  Of World Wide Collectors
  Digest                             -         -            33,229        -              -           33,229

Contribution of Merchandise
  Inventories                        -         -           769,764        -              -          769,764

    Subtotal                      40,000     1,000         802,993      15,378         -1,000       818,371

Recapitalization               6,525,000     5,565          -5,565        -              -             -

    Subtotal                   6,565,000     6,565         797,428      15,378         -1,000       818,371

Acquire Securities
  Resolution Advisors, Inc.   37,328,912    37,329         -36,841        -               -             488

Net loss                             -         -               -       -76,763            -         -76,763

Balance - March 31, 1999      43,893,912    43,894         760,587     -61,385         -1,000       742,096



                   The accompanying notes are an integral part
                          of these financial statements




                            Sales OnLine Direct, Inc.
                      Consolidated Statement of Cash Flows
                      For the Three Months Ended March 31,

                                             1999            1998
Operating activities:
   Net loss                                $-76,763        $   -
   Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
     Depreciation and amortization            2,125            -
     Changes in assets and liabilities:
      Accounts receivable                     4,389            -
      Merchandise inventories                14,006            -
      Due from affiliates                     4,164            -
      Due from shareholder                     -158            -
      Other current assets                  -10,985            -
      Accounts payable                       86,574            -
      Accrued liabilities                    24,728            -

   Total cash provided by
      Operating activities                   48,080            -

Investing Activities:
   Acquisition of Securities Resolution
      Advisors, Inc.                            488            -
   Merger with Rotman Auction, Inc.           9,864            -

   Total cash provided by
       Investing activities                  10,352            -

Increase in cash                             58,432            -

Cash and equivalents - beginning                -              -

Cash and equivalents - ending               $58,432         $  -

          Supplemental disclosures of cash flow information:

Cash paid during the period for:

   Interest                                   $ -           $   -

   Income Taxes                               $ -           $   -

                   The accompanying notes are an integral part
                          of these financial statements

                            Sales OnLine Direct, Inc.
                Consolidated Statement of Cash Flows (continued)
                      For the Three Months Ended March 31,

      Supplemental Schedule of Non-cash Investing and Financing Activities

                                          1999            1998

The acquisition of Internet Auction, Inc. was accounted for as a reverse acquisition utilizing the purchase method of accounting. The assets of Securities Resolution Advisors, Inc. were recorded at their fair value as follows:

     Cash received in the transaction   $    488               -


Contribution of inventories             $769,764             $ -

Contribution of the net assets of World Wide Collectors Digest accounted for utilizing the purchase method of accounting. The assets were recorded at their fair values as follows:

     Due from shareholder                 $2,737             $ -
     Other current assets                  1,000               -
     Property and equipment               29,877               -
     Liabilities assumed                    -385               -
     Paid in capital                     $33,229             $ -

Merger of Rotman Auction, Inc. accounted for utilizing the purchase method of accounting. The assets were recorded at their fair values as follows:

     Accounts receivable                 $11,841             $ -
     Merchandise inventories              31,454               -
     Due from affiliate                   10,919               -
     Other current assets                  7,115               -
     Goodwill                             68,905               -
     Property and equipment                1,697               -
     Due to Shareholder                  -11,820               -
     Other liabilities assumed          -129,975               -
     Cash Received in the transaction      9,864               -

Common stock subscribed                   $  -               $1,000

                   The accompanying notes are an integral part
                          of these financial statements

                            Sales OnLine Direct, Inc.
                   Notes to Consolidated Financial Statements
               For the Three Months Ended March 31, 1999 and 1998


1.   ORGANIZATION

On February 1, 1999 Internet Auction, Inc. (IA), and Rotman Auction Inc. (RA), both Massachusetts corporations, effectuated a statutory merger whereby the surviving company was IA.

Prior to February 25, 1999 IA received approximately $765,000 of inventories of sports memorabilia from family members of its shareholders. In addition, IA received the net assets of World Wide Collectors Digest, Inc., a company owned by a shareholder.

On February 25, 1999, Securities Resolution Advisors, Inc. (SRAD), a Delaware corporation, acquired all the outstanding common shares of IA in exchange for 37,368,912 shares of SRAD. The acquisition was accounted for utilizing the purchase method of accounting as a reverse acquisition with IA being the survivor for accounting purposes. As a result of this transaction the former IA shareholders hold approximately 80% of the outstanding shares of SRAD. The consolidated financial statements include the accounts of IA for the period January 1, 1999 through March 31, 1999 and RA and SRAD since their acquisitions on February 1, 1999 and February 25, 1999, respectively. All material intercompany transactions have been eliminated. IA, SRAD, and RA collectively are hereinafter referred to as the Company.

On March 18, 1999 SRAD changed its name to Sales OnLine Direct Inc. (SOLD).

2.   SIGNIFICANT ACCOUNING POLICIES

General:

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1998, which will be included in the Company's Form 10-KSB/A. The audited financial statement of IA will be included in the Company's Form 8-K/A. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Line of business:

The Company currently has four main divisions under its corporate umbrella. The Company offers consumers a branded network of comprehensive shopping services, a person to person auction site, a full service consignment auction house and a collectible site. The Company is developing an Internet community that specializes in e-commerce sales. Through the Internet Websites of its operating Divisions, the Company brings buyers and sellers together to buy and sell items including collectibles such as antiques, coins, computers, memorabilia, stamps and toys. The Company, through its four Divisions, maintains a person-to-person trading community in a variety of formats consisting of auctions, e-commerce, classifieds, and store front web design and hosting.

These services permit sellers to list items for sale, buyers to bid on them, and all users to browse for items in a fully- automated online service that is available 24 hours a day, seven days a week.

Cash equivalents:

The Company considers all liquid investments purchased with maturities of three months or less to be cash equivalents.

Inventories:

Inventories are valued at the lower of cost, first in first out (FIFO) basis, or market. When collectibles are purchased in bulk, specific values are assigned to the significant components and nominal values to the remainder of the goods.

Property and equipment:

Property and equipment, comprised principally of computers and display equipment, is stated at cost and depreciated using the straight-line method over estimated useful lives of five years. Renewals and betterments are capitalized while repairs and maintenance are charged to operations as incurred.

Other assets:
Other assets are comprised principally of Goodwill that is being amortized over its estimated useful life.

Income taxes:

Taxes are provided for items entering into the determination of net income for financial reporting purposes, irrespective of when such items are reported for income tax purposes. Valuation allowances are recorded when realization of any deferred tax assets is uncertain. Accordingly, deferred income taxes have been provided for all temporary differences.

Revenue recognition:

Revenues from consignment auctions are recognized when the related auction closes and bids are finalized. Revenues related to sales of goods through auctions are recognized when the auction closes and the bidding is finalized. Website hosting and advertising revenues are recognized in the month that the hosting and advertising services are rendered.

Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Although these estimates are based upon management's knowledge of current events and actions to be undertaken in the future, they may differ from actual results.

3. Discontinued operations:

On February 24, 1999 the former management of the SRAD completed its planned exchange of the its wholly owned subsidiary, Securities Resolution Advisors, Inc., a New York corporation, for eight million (8,000,000) shares of the issued and outstanding common shares of the Company held by its former President, Richard Singer.

4. Subsequent event:

During April 1999 the Company assigned options it held to acquire 502,500 shares of its own stock. The net cash proceeds totaling approximately $2,450,000 will increase cash and paid in capital.

5.   Income taxes

The provision for income taxes consist of the following deferred tax items:


                                       1999              1998

Federal                             $-24,000               -
State                                 -7,800               -

   Total                             -31,800               -

Valuation allowance                   31,800               -

Total provision for
   (benefit from) taxes             $    -                 -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-QSB contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchase of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

Overview

         During the first quarter of 1999, the Company had four separate divisions - AuctionInc., Rotman Auction, Inc., ("Rotman Auction"), World Wide Collectors Digest, Inc. ("WWCD"), and Internet Collectibles the wholesale and retail collectibles division which engages in the business of buying, warehousing, distributing, marketing and selling collectibles and other memorabilia--particularly sports related memorabilia--to dealers, collectors, and consumers.

         AuctionInc, is a person-to-person auction company enabling any online customer to sell an item on the internet to other online customers using state-of-the-art computer technology. This technology simplifies the process for the seller and allows the buyer to track the items after the sale has been completed. The second division is a consignment auction company Rotman Auction which takes consignment of more expensive items and sells them to Internet and phone customers. WWCD is engaged in E-commerce and Web Hosting for small and medium size companies that have an inventory of merchandise for sale through auctions, e-commerce or classified ads. These customer companies are able to choose where and how they sell their merchandise, track all sales, and run reports. The Internet Collectibles division involves the sales of the Company's inventory through various avenues, as well as purchase and sales of other collectibles.

Results of operations

         Revenue. For the three months ended March 31, 1999, revenue was $157,455, most of which is attributable to fees from buyers and sellers through the Rotman Auction operations.

         Sales, General, and Administrative Expenses. Sales, general and administrative ("SG&A") expenses during the quarter ended March 31, 1999 include significant professional fees of approximately $92,000 associated with the Company's reverse acquisition of Securities Resolutions Advisors, Inc. and include fees in connection with matters arising after the reverse merger. SG&A also included marketing and advertising costs of approximately $28,000. Marketing expenses were primarily attributable to print and online marketing and advertising programs designed to create brand awareness for the Company's online sites. Personnel salaries and recruitment expenses were approximately $40,000, the majority of which were paid to engineers devoted to supporting, enhancing and developing the Company's software systems and products. The

Company believes that significant investments in product development are required to remain competitive.

         Loss. As a result of the significant SG&A expenses and the relatively brief period of combined operations, the Company had a loss for the quarter of $76,763, or approximately ($.002) per share.

         Inflation. The Company believes that inflation has not had a material effect of its results of operations.

Liquidity and Capital Resources

         Management believes that the Company has sufficient liquidity and capital resources to finance the Company's operations through the end of the current fiscal year. Prior to, and in anticipation of the reverse merger, the Company consolidated its operations and acquired substantial inventory valued at approximately $787,000; the Company expects that sales of a portion of this inventory, together with revenues of other divisions, will be a source of liquidity from current operations. In addition, during the second quarter, in April 1999, the Company assigned certain options it held for approximately $2,450,000; it is not anticipated that this will be a significant or recurring source of capital in the future. Management anticipates that as the Company continues to grow and expand its operations, additional capital resources will be required to fund such growth. Although there can be no assurances that financing will be available, the Company believes that its current capital resources are sufficient for these purposes through the current fiscal year.

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

         The Company may realize exposure and risk if the systems for which it is dependent to conduct day-to-day operations are not year 2000 compliant. The potential areas of exposure include electronic data exchange systems operated by third parties with which the Company transacts business, certain products purchased from third parties for resale, and computers, software, telephone systems and other equipment used internally. To minimize the potential adverse affects of the year 2000 problem, the Company has established an internal project team. This project team has begun a process of identifying internal systems (both information technology and non-information technology systems) that are not year 2000 compliant, determining their significance in the effective operation of the Company, and developing plans to resolve any issues. The Company has been communicating with the suppliers and others with whom it does business to coordinate year 2000 readiness. The responses received by the Company to date have indicated that steps are currently being undertaken to address this concern. However, if such third parties are not able to make all systems year 2000 compliant, there could be a material adverse impact on the Company.

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

                           PART II - OTHER INFORMATION


ITEM 2.                    CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Reference is made to the information on issuance as a subsequent event to the period covered by this report of the assignment by the Company of certain options to purchase 502,500 shares of the Company's own stock, which reference appears in Note 4 under the heading "Subsequent Event" in the Notes to Consolidated Financial Statements" in Part I, Item 1 hereof, and which reference is incorporated herein. Such transaction is exempt from registration under
Section 4(2) of the Securities Act of 1933. The transaction was privately negotiated and the offeree and purchaser was an accredited investor that represented that it acquired the option for its own account. No public offering or public solicitation was used by the registrant in the placement of these securities.

ITEM 5                     OTHER INFORMATION

         During the period covered by this report, and in anticipation of the acquisition of Internet Auction, Inc., the former management of the Company, holding 59.4% of the Company's common stock, consented in writing to an increase in the number of authorized shares of common stock to 100,000,000 and a reduction in the par value of the common stock to $.001 per share. An information statement pursuant to Section 14(c) of the Securities Exchange Act was filed by such persons on February 4, 1999 with respect to this action. Additionally, such persons consented in writing to a change in the name of the Company to Sales OnLine Direct Inc., to become effective on March 11, 1999. An information statement pursuant to Section 14(c) of the Securities Exchange Act was filed on February 25, 1999 with respect to this action.

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit No.

27       Financial Data Schedule

(b)      Reports on Form 8-K:

                  On February 26, 1999, the Registrant filed a Current Report on Form 8-K, dated February 24, 1999, reporting the disposition of the Company's wholly owned subsidiary, Securities Resolution Advisors, Inc., a New York corporation.

                  On March 10, 1999 the Registrant filed a Current Report on Form 8-K, dated February 25, 1999, reporting the Company's acquisition of Internet Auction Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 24, 1999              SALES ONLINE DIRECT INC.
                                 Registrant


                                  /s/ Gregory Rotman
                                  ------------------
                                  Gregory Rotman, President


                                  /s/ Richard Rotman
                                  ------------------
                                  Vice President, Treasurer and Principal
                                  Financial Officer

c77726.634

                                LIST OF EXHIBITS

Exhibit No.                     Description
-----------                     -----------

27.1                            Financial Data Schedule