Form 10KSB/A
period 1998-12-31
SALES ONLINE DIRECT INC
filed 1999-05-26
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained on this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:     NONE.

As of April 30, 1999, the Registrant had outstanding 46,411,140 shares of its Common Stock, par value of $0.001, its only class of voting securities. The aggregate market value of the shares of common stock of the registrant held by non-affiliates on April 30, 1999 was approximately $59,112,209 based upon the average over the counter sales price of $6.234 per share on such date (See Item
5).

         This Form 10-KSB/A is being filed to amend Part II Item 7 of the annual report on Form 10-KSB of the Registrant for the fiscal year ended December 31, 1998, which was filed with the Securities and Exchange Commission on April 15, 1999 ("Form 10-KSB"), to include the necessary financial statements.

                                     PART II

Item 7.  Financial Statements.

         The Consolidated Financial Statements of the Company and Subsidiaries, together with the reports thereon of Stephen P. Higgins, C.P.A. dated April 2, 1999 (for the year ended December 31, 1998) are set forth on the pages following the signatures page.


                                    PART III


Item 13. Exhibits List and Reports on Form 8-K.

          (a)     Exhibits.

         Exhibit           Description of Exhibits
           No.             -----------------------
         ------
           27              Financial Data Schedule


          (b)     Reports on Form 8-K.

                  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   SALES ONLINE DIRECT INC.




Date:  May 26, 1999                By:  /s/  Gregory Rotman
                                        ---------------------------------------
                                             Gregory Rotman, President



         In accordance with the Exchange Act, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Date:  May 26, 1999                 /s/  Gregory Rotman
                                   --------------------------------------------
                                         Gregory Rotman, President and Director



Date:  May 26, 1999                 /s/ Richard Rotman
                                   --------------------------------------------
                                     Richard Rotman, Vice President, Treasurer,
                                     and Principal Financial Officer, Secretary
                                     and Director



Date:  May 26, 1999                /s/   Marc Stengel
                                   --------------------------------------------
                                     Marc Stengel, Vice President and Director



Date:  May 26, 1999                /s/   Hannah Kramer
                                   --------------------------------------------
                                     Hannah Kramer, Vice President and Director



C77876.634

                              FINANCIAL STATEMENTS
                                December 31, 1998

                      Securities Resolution Advisors, Inc.
                                and Subsidiaries
                        Consolidated Financial Statements
                                December 31, 1998

                      Securities Resolution Advisors, Inc.
                                and Subsidiaries
                                Table of Contents
                                December 31, 1998


                                                                 PAGE


Auditors Report                                                  1


Consolidated Balance Sheet                                       2


Consolidated Statements of
   Operations                                                    3


Consolidated Statement of
Stockholders Equity                                              4


Consolidated Statements of Cash Flows                            5-6


Notes to Consolidated Financial Statements                       7-15

                            Stephen P. Higgins, C.P.A
                               67 Dumbarton Drive
                           Huntington, New York 11743
                                 (516) 271-0381
                               FAX (516) 271-0385

Board of Directors
Securities Resolution Advisors, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Securities Resolution Advisors, Inc. and subsidiaries as of December 31, 1998 the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Securities Resolution Advisors, Inc. and subsidiaries at December 31, 1998 and the consolidated results of its operations and cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


/s/ Stephen P. Higgins, C.P.A.
Huntington, New York
April 2, 1999

              Securities Resolution Advisors, Inc. and Subsidiaries
                                  Balance Sheet
                                December 31, 1998

CURRENT ASSETS

         Cash & Cash Equivalents                                  $        505
         Marketable Equity Securities, less
         allowance for unrealized losses
         of $11,134                                                      3,548
                                                                  ------------

                  TOTAL CURRENT ASSETS                            $      4,053

         Equity Securities Available for Sale                           25,000
         Investment in net assets of
           discontinued operations                                     687,590

                    TOTAL ASSETS                                  $    716,643
                                                                  ============

                       LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

         Due to Shareholder                                        $    23,697
                                                                     ---------

                           TOTAL LIABILITIES                       $    23,697

STOCKHOLDER'S EQUITY

         Common Stock, $.01 par value.
         Authorized 25,000,000 shares; issued
         and outstanding 17,042,228 shares                         $   170,422
         Paid-in Capital                                             1,395,201
         Retained Earnings (Deficit)                                (  872,677)
                                                                    -----------

                  TOTAL STOCKHOLDER'S EQUITY                       $   692,946
                                                                    ----------

                  TOTAL LIABILITIES & STOCKHOLDER'S
                                            EQUITY                 $   716,643
                                                                   ===========

See accompanying notes to consolidated financial statements

              Securities Resolution Advisors, Inc. and Subsidiaries
                             Statements of Operation
                 for the years ended December 31, 1998 and 1997

                                                          1998                      1997
                                                           ----                      ----

Revenue                                           $             -           $                -

Direct costs                                                    -                            -

         Gross profit                                           -           $                -

Other expense (income)

 Selling, general and administrative
  expense                                                      24                            -
 Permanent decline in market value
  of investment                                           665,000                            -
 Unrealized loss (gain) on marketable
  equity securities                               (         1,412)                           -
 Interest income                                  (             4)                           -
                                                   --------------           ------------------

Earnings (loss) before income taxes
 and discontinued operations                      (       663,608)                           -

Income tax expense (benefit)                                    -                            -
                                                  ---------------           ------------------

Earnings (loss) from discontinued
 operations                                       (       323,537)                      32,421
                                                   --------------           ------------------

Net earnings (loss)                               $(      987,145)          $           32,421
                                                  ================          ==================

Basic and diluted earning (loss) per share:

         Continuing Operations                    $(        0.045           $                -
         Discontinued Operations                  (         0.022)                       0.002
                                                   --------------           ------------------
                                                  $(        0.067)          $            0.002
                                                  ================          ==================
Weighted Average Shares
 Outstanding                                           14,737,787                   14,525,000

See accompanying notes to consolidated financial statements


              Securities Resolution Advisors, Inc. and Subsidiaries
                  Statement of changes in stockholders' equity
                               for the years ended
                           December 31, 1998 and 1997


                                        Common Stock          Additional                       Stock
                                                                Paid-in           Retained Subscript.                Stockholders'
                                        Shares  Par Value       Capital           Earnings   Receivable              Equity

Balance January 1, 1997                    200  $       2                         $  122,045                         $   122,047

Common Stock Issued                3,999,800       39,998                           ( 39,998)

Common Stock Sold                    680,000        6,800          673,200                                               680,000

Common Stock Converted:           (4,680,000)     (46,800)                                                           (    46,800)
                                   9,753,000        9,753       (   15,804)                                          (     6,051)
Net Income                                                                            32,421                              32,421
                                  ----------    ----------       ----------        ----------    --------             -----------

Balance December 31, 1997          9,753,000    $   9,753        $ 657,396         $ 114,468                         $   781,617

Recapitalization                  (1,753,000)      70,247       (  187,848)                                          (   117,601)
                                  -----------  ----------       -----------         ---------    --------            ------------
                                   8,000,000    $  80,000          469,548           114,468                             664,016

Acquisition of Rose
International Ltd.                 6,525,000       65,250        1,401,714                       (798,000)               668,964

Sale of common shares
for cash                           1,505,400       15,054          299,096                                               314,150

Acquire 1,000,000 shares
of Accord Group, Inc for
stock                              1,000,000       10,000           22,961                                                32,961

Share Correction                      11,828          118       (      118)

Stock subscription
 default                                                        (  798,000)                       798,000

Net Earnings(Loss)                                                                 ( 987,145)                        (   987,145)
                                  ----------    ----------       -----------       ----------    --------             -----------

Balance Dec. 31, 1998             17,042,228    $ 170,422       $ 1,395,201       $( 872,677)   $       -            $   692,946
                                  ==========   ==========       ============      ===========   =========            ===========

See accompanying notes to consolidated financial statements.

                                      - 4 -


              Securities Resolution Advisors, Inc. and Subsidiaries
                             Statement of cash flows
                 for the years ended December 31, 1998 and 1997

                                                  1998                  1997
                                                  ----                  ----
Cash flows from operating activities:

Net earnings (loss) from
continuing operations                    $(        663,608)    $            -

Adjustments to reconcile net
earnings (loss) to net cash provided
by operating activities:

Permanent decline in market value
of investment                                      665,000                  -

Changes in assets and liabilities:

 Marketable equity securities            (           1,412)                 -
 Receivables                                         5,250                  -
 Accounts payable and accrued
 liabilities                             (           5,760)                 -
                                          ----------------     --------------

Net cash provided by (used in)
operating activities                     (             530)                 -
                                          ----------------     --------------

Cash flows provided by (used in)
investing activities

 Contribution to capital of
 subsidiaries                            (         314,150)                 -
 Acquisition of Rose
 International Ltd.                                  1,035                  -
                                         -----------------     --------------

Net cash provided by (used in)
investing activities                     (         313,115)                 -
                                          ----------------     --------------

Cash flows provided by (used in)
financing activities

 Sale of common stock                              314,150                  -
                                         -----------------     --------------

Net cash provided by (used in)
financing activities                               314,150                  -
                                         -----------------     --------------

Net increase (decrease) in cash
and cash equivalents                                   505                  -

Cash and cash equivalents beginning                      -                  -
                                         -----------------     --------------

Cash and cash equivalents ending         $             505     $            -
                                         =================     ==============


See accompanying notes to consolidated financial statements.

              Securities Resolution Advisors, Inc. and Subsidiaries
                        Statement of cash flows continued
                 for the years ended December 31, 1998 and 1997

                                                          1998            1997
                                                          ----            ----

Supplemental Disclosures of
Cash Flow Information from
Continuing Operations

Interest Paid                                             None           None
                                                     =========         ========
Income taxes paid                                         None           None
                                                     =========         ========

Supplemental Schedule of Noncash
Investing and Financing Activities

The acquisition of the Accord Group, Inc.
was accounted for as a reverse acquisition utilizing the purchase method of accounting.
The assets of Rose International Ltd.
were recorded at their fair value as
follows:

 Marketable equity securities                    $   2,136
 Accounts Receivable                                 5,250
 Marketable equity securities
  held for investment                              690,000
 Liabilities assumed                              ( 29,457)
 Minority shareholders                            (668,964)
                                                  ---------
 Cash received in acquisition                    $   1,035
                                                  =========














See accompanying notes to consolidated financial statements.

              Securities Resolution Advisors, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 1998

Note 1 - Organization and Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements include the accounts of Security Resolution Advisors, Inc, formally known as Rose International Ltd., and its 100% owned subsidiary Security Resolution Advisors, Inc. a New York Corporation, (collectively referred to as the "Company"). As discussed in notes 5 and 6, the subsidiary of the Company was sold after December 31, 1998, accordingly, the net assets of the subsidiary are included in investment in net assets of discontinued operations.

         Organization

         On August 1, 1995, Struthers Industries, Inc.(Struthers), a publicly-traded company, sold 100% of the issued and outstanding shares of Rose Color, Inc. (Color) to Global Ecosystems, Inc. (Global). Global subsequently changed its name to Rose International, Inc. and merged into and with Rose International Ltd (Rose), a publicly-traded company, in a transaction accounted for as a reverse acquisition. As a result of the above transactions, Color was a wholly-owned subsidiary of Rose, with Struthers being the majority owner of Rose. During August 1996, Struthers sold 100% of its interest in Rose to M&M Group.

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

         On June 6, 1998 the Company acquired 82% of the issued and outstanding common shares of The Accord Group, Inc., et al, (Accord), a publicly-traded company, for 8,000,000 shares of the Company's common stock and subsequently acquired another 10% of the issued and outstanding shares of The Accord Group, Inc. for 1,000,000 shares of the Company's common stock. The transactions have been accounted for as a reverse acquisition.

              Securities Resolution Advisors, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 1998

Note 1 - Organization and Summary of Significant Accounting Policies -
Continued

         Organization continued

         Effective  December  15,  1998  management   exchanged  its  92%  owned
         subsidiary, Accord for 100% of Securities Resolution Advisors, Inc., a New York corporation.

         Nature of Business

         At December 31, 1998, the Company does not have any revenue generating operations. The Company, prior to entering into a formal plan of disposal of its subsidiaries, was engaged in services to the investing community who had lost money due to the advice, lack of fiduciary responsibility, fraud or numerous other reasons. The services included advising on the appropriate coarse of action in regard to arbitration as well as settlement with brokers and brokerage firms.

         Cash Equivalents

         The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1998 cash equivalents consist of money market accounts.

         Marketable Equity Securities

         Marketable equity securities are comprised of trading securities held for short-term investment purposes and equity securities available for sale. These securities are stated at fair value, with the change in fair value during the period included in earnings for trading securities and as a component of stockholders' equity for equity securities available for sale. Realized gains or losses on marketable securities are calculated base on the first-in first-out method of accounting. When it is determined the market value of available for sale securities have permanently declined, the cost basis of the individual security is written down to fair value as a new cost basis

         Fixed Assets

         Fixed Assets are stated at cost and depreciated over the estimated useful life utilizing the straight line method. Renewal and betterments are capitalized to the related asset, repairs and maintenance are charged to expense as incurred.

              Securities Resolution Advisors, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 1998

Note 1 - Organization and Summary of Significant Accounting Policies -
Continued

         Income Taxes

         Deferred income taxes are recognized for income and expense items that are reported for financial reporting purposes in different years than for income tax purposes.

         Revenue and Expense Recognition

         Services revenue is recognized when a non refundable retainer deposit is taken and when a binding settlement is reached. Expense are recognized as incurred.

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

         Fair Value Determination

         Financial instruments other than marketable equity securities consist of cash, accounts payable and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates which the Company could borrow funds with similar remaining maturities.

         Net Earnings per Share

         Net earnings per share amounts are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is presented if the assumed conversion of common stock equivalents results in material dilution

              Securities Resolution Advisors, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 1998

Note 1 - Organization and Summary of Significant Accounting Policies -
Continued

Note 2 - Marketable Equity Securities

         An allowance for unrealized losses is established for the amount that the aggregate cost of marketable equity securities exceeds their aggregate market value. At the balance sheet date, the allowance for unrealized losses is $11,134. Results of operations for the year ending December 31, 1998 include an unrealized gain of $1,412.

         Securities available for sale at December 31, 1998 consist of the common stock of NexTech Enterprises International, Inc. This stock was obtained on September 30, 1997 for the Company's wholly-owned subsidiaries Color and SPS. The stock is restricted and may not be traded until October 1, 1999. Fair value of the stock is estimated at $3,000,000 at September 30, 1997, and $690,000 at June 2, 1998 and
         $25,000 at December 31, 1998. The Company determined the decline in market value at December 31, 1998 to be permanent, accordingly a loss in the amount of $ 665,000 was recognized during the fourth quarter of 1998.

Note 3 - Capital Stock

         Stock subscriptions receivable were created through the sale of common stock pursuant to Regulation D. The common stock was sold in two offerings of 1,000,000 shares each at a price of $1.00 per share. The entire 2,000,000 shares were subscribed for under the offerings. The Form D was filed with the U.S. Securities and Exchange Commission on August 7, 1995 and August 26, 1996. As of December 31, 1998, $202,000
         was collected from the offerings and one offering for 1,000,000 shares was cancelled. The stock subscription receivable in the amount of $798,000 was determined to be uncollectible and was written off as a reduction of paid in capital in December 1998

         On August 7, 1995 the directors of Rose International Ltd. adopted the Incentive Stock Option Plan (the Plan) under which options to purchase shares of Rose International Ltd.'s common stock are granted to key employees by the Compensation committee which was established by the directors to administer the Plan. The option prices, determined by the Compensation Committee, shall not be less than the fair market value of the common stock at the date of grant. The purpose of the Plan is to provide key employee of the Company with an opportunity to acquire or increase their proprietary interest in the success of the Company and to encourage them to remain in the employ of the Company. The number of shares of common stock which may be granted under the Plan shall not exceed 1,000,000 and no option shall be granted under the Plan after August 7, 2005. The plan was discontinued during 1998.

              Securities Resolution Advisors, Inc. and Subsidiaries
                   Notes to Consolidated financial Statements
                                December 31, 1998

Note 3 - Capital Stock - Continued

         The following is a summary of transactions related to all options to purchase common stock issued under the Plan for the two years ended December 31, 1998:

                                                              Weighted
                                                              Average
                                    Number                    Exercise
                                    of Shares                 Price

         Outstanding at
         December 31, 1996          450,000                     1.00
           Granted                       -
           Exercised                     -
           Cancelled                     -                      1.00
                                    -------

         Outstanding at
         December 31, 1997          450,000                     1.00
           Granted                       -
           Exercised                     -
           Cancelled                450,000                     1.00
                                    -------

         Outstanding at
         December 31, 1998                0                     1.00
                                    =======

         The above options were granted with an exercise price equal to or greater than the common stock's fair market value at the date of grant.

         On August 10, 1995, the directors of Rose International Ltd. adopted the 1995-1996 Nonstatutory Stock Option Plan (the Nonstatutory Plan) under which options to purchase shares of Rose International Ltd.'s common stock are granted to key employees and consultants by the compensation committee which was established by the directors to administer the Nonstatutory Plan. The option prices, determined by the Compensation Committee, shall require board of director approval if they are less the 85% of the fair market value of the common stock at the date of grant. The purpose of the Nonstatutory Plan is to encourage key employees and

              Securities Resolution Advisors, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 1998

Note 3 - Capital Stock - Continued

         consultants of the Company to promote the Company's business. The number of shares of common stock which may be granted under the Nonstatutory Plan shall not exceed 500,000 and no option shall be granted under the Nonstatutory Plan after December 31, 1996. The plan was discontinued during 1998.

         The following is a summary of transactions related to all options to purchase common stock issued under the Nonstatutory Plan for the two years ended December 31, 1998:

                                                               Weighted
                                                               Average
                                     Number                    Exercise
                                     of Shares                 Price

         Outstanding at
         December 31, 1996           355,000                     2.11
           Granted                        -
           Exercised                      -
           Cancelled                      -
                                     -------

         Outstanding at
         December 31, 1997           355,000                     2.11
           Granted                        -
           Exercised                      -
           Cancelled                 355,000
                                     -------
         Outstanding at
         December 31, 1998                 0
                                     =======

         The above options were granted with an exercise price equal to or greater than the common stock's fair market value at the date of grant.

Note 4 - Income Taxes

         Income  tax  expense  from  continuing   operations   consists  of  the
following:

                                            Current      Deferred      Total
                  1998:
                           Federal               -             -          -
                           State                 -             -          -
                                            ------       -------       -----

              Securities Resolution Advisors, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 1998

Note 4 - Income Taxes - Continued

The deferred income tax assets at December 31, 1998 are comprised of the following:

                                        Current                   Non-current
                                        -------                   -----------

         Marketable Securities          $ 4,000                   $        -
         Net operating loss                   -                      197,000
         Investments                          -                    4,016,000
         Capital loss                         -                        7,000
                                         ------                    ---------
                                          4,000                    4,224,000
         Valuation Allowance              4,000                    4,224,000
                                         ------                    ---------
                                        $     -                   $        -
                                         ======                    =========

Actual income tax expense applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax for the years ended December 31, 1998 and 1997 as follows:

                                                  1998              1997
                                                  ----              ----

         Expected tax (benefit)             $(336,000)           $  13,000
         State income tax (benefit)
         net of Federal benefit              ( 59,000)               2,000
         Minority interest                   ( 10,000)
         Valuation allowance adjustment       405,000
         Other                                      -             (  9,800)
                                             --------             ---------
                                            $       -            $   5,200
         Discontinued Operations                    -             (  5,200)
                                             --------             ---------
                                            $       -            $       -
                                             ========             =========

Note 5 - Discontinued Operations

Effective  December  31,  1998  the  Company   discontinued  the  operations  of
Securities Resolution Advisors, Inc., a New York corporation.

The following summarizes the assets and liabilities of Securities Resolution Advisors, Inc., a New York corporation, at December 31, 1998:

                           Assets

         Cash & Cash Equivalents               $  173,831
         Accounts Receivable                      490,040
                                                ---------

                  Total Current Assets            663,871

         Fixed Assets, net                         81,271

              Securities Resolution Advisors, Inc. and Subsidiaries
                   Notes to Consolidated financial Statements
                                December 31, 1998

Note 5 - Discontinued Operations - Continued

         Organization Costs, net                          7,216

         Security Deposits                               11,181

                  Total Assets                       $  763,539
                                                     ==========

                           Liabilities and Shareholders Equity

         Current Liabilities                         $   16,355
         Minority Interests                               2,037
                                                     ----------

                  Total Liabilities                      18,392

         Shareholders Equity                            745,147

                  Total Liabilities and
                  Shareholders Equity                $  763,539
                                                     ==========

         The following summarizes the results of operations for the year ended December 31, 1998 for Securities Resolution Advisors, Inc., a New York corporation:

                  Revenues                                $  443,585
                  Direct Costs                               375,558
                                                           ---------
                           Gross Profit                       68,027

                  Costs and Expenses                         418,647

                   Net Income (Loss) before
                   Income Taxes                           $( 350,620)

                  Income tax expense                               0

                           Net Income (Loss)              $( 350,620)
                                                          ===========

         The 1998 financial statements have been restated for the effect of the discontinued operations. Direct costs and other costs and expenses include $ 314,000 in bonuses declared and paid during the three month period ended December 31, 1998. The discontinued operations were marginally profitable between the balance sheet date and the date of disposition.

              Securities Resolution Advisors, Inc. and Subsidiaries
                   Notes to Consolidated financial Statements
                                December 31, 1998

Note 6 - Subsequent Event

On  January  31,  1999 the  Company  entered  into an  agreement  with  Internet
Auctions, Inc., (Internet), whereby the Company agreed to increase its authorized shares to 100,000,000 and to purchase 40,000 shares of Internet, which represents 100% of its issued and outstanding shares, for 37,368,912 shares of the issued and outstanding shares of the Company. Simultaneously, the Company entered into a second agreement whereby the Company agreed to sell 100% of its interest in its wholly- owned subsidiary, Securities Resolution Advisors, Inc., a New York corporation, for 8,000,000 shares of the Company's issued and outstanding stock. The 8,000,000 shares were then to be retired.

The sale of Securities Resolution Advisors, Inc, a New York corporation, closed on February 24, 1999, and the related shares were retired. On February 25, 1999 the transaction with Internet was completed.

Note 7 - Fourth Quarter Transactions

During the quarter ended December 31, 1998, the Company made two significant adjustments.

                  1. The company determined its stock subscription receivable in the amount of $ 798,000 was worthless. This amount was recorded as a reduction in paid-in capital.

                  2. The Company determined its investment in NexTech Enterprises International, Inc. had suffered a permanent decline in market value. Accordingly the Company recognized a loss of $665,000 during the forth quarter.