Form 10QSB
period 1999-06-30
SALES ONLINE DIRECT INC
filed 1999-08-16
CIK 1017655

===============================================================================





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended June 30, 1999. Commission File No. 0-28720.

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

                                 Not Applicable
                                  (Former Name)

          (Securities registered pursuant to Section 12(b) of the Act)


                         Common Stock, $0.001 Par Value
                              (Title of each class)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes X          No ___

Transitional Small Business Disclosure Format (check one):
                             Yes            No  X

As of July 31, 1999, the registrant had outstanding 43,893,912 shares of its Common Stock, par value of $0.001, its only class of voting securities.




===============================================================================

                                TABLE OF CONTENTS




Part I - Financial Information                                           Page

  Item 1.  Financial Statements:                                           1

    Consolidated Balance Sheets -
    June 30, 1999 (unaudited) and December 31, 1998                        1

    Consolidated Statement of Operations -
    Three and Six-months ended June 30, 1998                               2

    Consolidated Statement of Shareholders' Equity -
    Six-months ended June 30, 1999 and 1998                                3

    Consolidated Statement of Cash Flows -
    Six-months ended June 30, 1998 and 1999                                4

    Notes to Consolidated Financial Statements -
    Six-months ended June 30, 1999 and 1998                                7

  Item 2.  Management's Discussion and Analysis or Plan of Operations     11


Part II - Other Information                                               15

  Item 2.  Changes in Securities and Use of Proceeds                      15

  Item 6.  Exhibits and Reports on Form 8-K                               15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            Sales OnLine Direct, Inc.
                           Consolidated Balance Sheets



                           Assets
                                                        June 30,       December 31,
                                                          1999             1998
Current Assets:
   Cash and equivalents                               $1,583,797        $      0
   Accounts receivable                                    18,233               0
   Marketable securities                                 234,779               0
   Merchandise inventories                               899,395               0
   Due from affiliates                                     5,674           7,164
   Due from Shareholders                                   3,075               0
   Other current assets                                   70,343               0

      Total current assets                             2,815,296           7,164

Property and equipment, net                               97,091          20,479

Other assets                                             112,525               0

Total assets                                          $3,024,912        $ 27,643

              Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                   $  112,080        $      0
   Accrued liabilities                                   140,961           7,160
   Due to affiliates                                           0           8,245
   Due to shareholder                                     12,000               0

      Total current liabilities                          265,041          15,405

Shareholders' equity:
   Common stock                                           43,894           1,000
   Paid in capital                                     3,210,587               0
   Accumulated earnings (deficit)                       -493,610          12,238
                                                       2,760,871          13,238
   Less stock subscriptions receivable                    -1,000          -1,000
      Total shareholders' equity                       2,759,871          12,238

Total liabilities and shareholders' equity            $3,024,912        $ 27,643


            The accompanying notes are an integral part
                 of these financial statements


                   Sales OnLine Direct, Inc.
             Consolidated Statement of Operations


                                         June 30, 1999                 June 30, 1998
                                  For The Three  For The Six    For The Three  For The Six
                                  Months Ended   Months Ended   Months Ended   Months Ended

Revenues                           $ 155,189      $ 312,644      $     0        $     0

Cost of revenues                      46,582         73,831            0              0

Gross profit                         108,607        238,813            0              0

Sales, general and
   administrative expenses           583,458        790,367            0              0

Loss from operations                -474,851       -551,554            0              0

Other income                          45,706         45,706            0              0

Provision for taxes on income              0              0            0              0

Net loss                           $-429,145      $-505,848      $     0        $     0

Earnings per share:

   Basic and diluted               $   -.010      $   -.012      $     0        $     0

            The accompanying notes are an integral part
                 of these financial statements


                 Sales OnLine Direct, Inc.
         Consolidated Statement of Shareholders' Equity
             For the Six Months Ended June 30, 1999
                                                                                       Stock
                                     Common Stock         Paid in      Retained     Subscription
                                 Shares    Par value      Capital      Earnings      Receivable       Total

Balance - January 1, 1999      40,000   $    1,000    $      0      $   12,238    $   -1,000    $   12,238

Contribution of Assets
  of World Wide Collectors
  Digest                            0            0          33,229           0             0        33,229

Contribution of Merchandise
  Inventories                       0            0         769,764           0             0       769,764

    Subtotal                   40,000         1,000        802,993      12,238        -1,000       815,231

Recapitalization            6,525,000         5,565         -5,565           0             0             0

    Subtotal                6,565,000        6,565         797,428      12,238        -1,000       815,231

Acquire Securities Resolution
  Advisors, Inc.           37,328,912       37,329         -36,841           0             0           488

Assignment of Options               0            0       2,450,000           0             0     2,450,000

Net loss                            0            0              0     -505,848             0      -505,848

Balance - June 30, 1999    43,893,912   $   43,894     $3,210,587   $ -493,610    $   -1,000    $2,759,871


             The accompanying notes are an integral part
                 of these financial statements


                  Sales OnLine Direct, Inc.
             Consolidated Statement of Cash Flows
             For the Six Months Ended June 30,


                                              1999              1998
Operating activities:
   Net loss                                $ -505,848        $      0
   Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
     Depreciation and amortization             12,038               0
     Realized gain on marketable securities   -18,823               0
     Unrealized gain on marketable
       securities                             -18,557               0
     Changes in assets and liabilities:
      Accounts receivable                      -6,392               0
      Merchandise inventories                 -98,177               0
      Due from affiliates                       4,164               0
      Due from shareholder                       -158               0
      Other current assets                    -62,228               0
      Other assets                            -50,000               0
      Accounts payable                          9,065               0
      Accrued liabilities                     106,456               0
   Total cash used in
      Operating activities                   -628,459               0

Investing Activities:
   Acquisition of property and equipment      -50,697               0
   Acquisition of marketable securities      -987,391               0
   Proceeds from marketable securities        789,992               0

   Acquisition of Securities Resolution
      Advisors, Inc.                              488               0
   Merger with Rotman Auction, Inc.             9,864               0
   Total cash used in
      Investing activities                   -237,744               0

Financing Activities:
   Assignment of options                    2,450,000               0
   Total cash provided by
      Financing activities                  2,450,000               0

Increase in cash                            1,583,797               0

Cash and equivalents - beginning                    0               0

Cash and equivalents - ending              $1,583,797        $      0

             The accompanying notes are an integral part
                 of these financial statements




                 Sales OnLine Direct, Inc.
             Consolidated Statement of Cash Flows (continued)
             For the Six Months Ended June 30,


          Supplemental disclosures of cash flow information:

Cash paid during the period for:

   Interest                             $      0            $      0
   Income taxes                         $      0            $      0


          Supplemental Schedule of Non-cash Investing and Financing Activities

                                           1999                1998

The acquisition of Internet Auction, Inc. was accounted for as a reverse acquisition utilizing the purchase method of accounting.
The assets of Securities Resolution Advisors, Inc. were recorded at their fair value as follows:

     Cash received in the transaction   $      488          $      0


Contributions of inventories            $  769,764          $      0

Contribution of the net assets of World Wide Collectors
Digest, Inc. accounted for utilizing the purchase method of accounting. The assets were recorded at their fair values as follows:

     Due from shareholder               $    2,737          $      0
     Other current assets                    1,000                 0
     Property and equipment                 29,877                 0
     Liabilities assumed                      -385                 0
     Paid in capital                    $   33,229          $      0




                 Sales OnLine Direct, Inc.
             Consolidated Statement of Cash Flows (continued)
             For the Six Months Ended June 30,

Merger of Rotman Auction, Inc. accounted for utilizing the purchase method of accounting. The assets were recorded at their fair values as follows:

     Accounts receivable                $   11,841        $        0
     Merchandise inventories                31,454                 0
     Due from affiliate                     10,919                 0
     Other current assets                    7,115                 0
     Goodwill                               68,905                 0
     Property and equipment                  1,697                 0
     Due to Shareholder                    -11,820                 0
     Other liabilities assumed            -129,975                 0
     Cash Received in the transaction        9,864                 0

Common stock subscribed                 $        0        $    1,000

             The accompanying notes are an integral part
                 of these financial statements

                     Sales OnLine Direct, Inc.
             Notes to Consolidated Financial Statements
       For the Six Months Ended June 30, 1999 and 1998



(1)      ORGANIZATION

         On February 1, 1999 Internet Auction, Inc. (IA), and Rotman Auction Inc. (RA), both Massachusetts corporations, effectuated a statutory merger whereby the surviving company was IA.

         Prior to February 25, 1999 IA received approximately $770,000 of inventories of sports memorabilia from family members of its shareholders. In addition, IA received the net assets of World Wide Collectors Digest, Inc., a company owned by a shareholder.

         On February 25, 1999, Securities Resolution Advisors, Inc. (SRAD), a Delaware corporation, acquired all the outstanding common shares of IA in exchange for 37,368,912 shares of SRAD. The acquisition was accounted for utilizing the purchase method of accounting as a reverse acquisition with IA being the survivor for accounting purposes. As a result of this transaction the former IA shareholders hold approximately 80% of the outstanding shares of SRAD. The consolidated financial statements include the accounts of IA for the period January 1, 1999 through June 30, 1999 and RA and SRAD since their acquisitions on February 1, 1999 and February 25, 1999, respectively. All material intercompany transactions have been eliminated. IA, SRAD, and RA collectively are hereinafter referred to as the Company.

         On March 18, 1999 SRAD changed its name to Sales OnLine Direct Inc. (SOLD).

(2)      SIGNIFICANT ACCOUNING POLICIES

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

                  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1998, which is included in the Company's Form 10-KSB. The audited financial statement of IA will be included in the Company's Form 8-K/A. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

         Line of business:

                  The Company currently has four main divisions under its corporate umbrella. The Company offers consumers a branded network of comprehensive shopping services, a person to person auction site, a full service consignment auction house and a collectible site. The Company is developing an Internet community that specializes in e-commerce sales. Through the Internet Websites of its operating Divisions, the Company brings buyers and sellers together to buy and sell items including collectibles such as antiques, coins, computers, memorabilia, stamps and toys. The Company, through its four Divisions, maintains a person-to-person trading community in a variety of formats consisting of auctions, e-commerce, classifieds, and store front web design and hosting. These services permit sellers to list items for sale, buyers to bid on them, and all users to browse for items in a fully-automated online service that is available 24 hours a day, seven days a week.

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

         Property and equipment:

                  Property and equipment, comprised of computers, furniture and fixtures and display equipment, is stated at cost and depreciated using the straight-line method over estimated useful lives of five to ten years. Renewals and betterments are capitalized while repairs and maintenance are charged to operations as incurred.

         Other assets:
                  Included in other assets is Goodwill that is being amortized over its estimated useful life.

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

(3)      Discontinued operations:

         On February 24, 1999 the former management of the SRAD completed its planned exchange of the its wholly owned subsidiary, Securities Resolution Advisors, Inc., a New York corporation, for eight million (8,000,000) shares of the issued and outstanding common shares of the Company held by its former President, Richard Singer.

(4)      Assignment of options:

         During April 1999 the Company assigned and surrendered options it held to acquire 502,500 shares of its own stock. The net cash proceeds totaling approximately $2,450,000 have been recorded in cash and paid in capital.

(5)      Income taxes

         The provision for income taxes consist of the following deferred tax items:

                                              1999             1998

         Federal                           $ -172,000        $      0
         State                                -50,600               0

            Total                            -222,600               0

         Valuation allowance                  222,600               0

         Total provision for
            (benefit from) taxes           $        0          $    0


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-QSB contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934) regarding Sales OnLine Direct, Inc. (the "Company") and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchase of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

Overview

     The Company is comprised of four primary segments--a person-to-person auction site, a full service consignment auction house, an E-Commerce division and a collectibles division. AuctionInc provides online person-to-person trading in an auction format in which users buy and sell items through a fully automated online service 24 hours a day, 7 days a week. Rotman Auction, Inc. ("Rotman Auction") is a full service consignment auction house which provides a full range of services to sellers and buyers including live on-line bidding of premier collectibles, consignment services, authentication of merchandise, digital photography, and the purchase and sale of authentic memorabilia. Worldwide Collectors Digest, Inc. ("WWCD") is engaged in E-commerce and Web
Hosting for small and medium size companies. Internet Collectibles is the wholesale and retail collectibles division which engages in the business of buying, warehousing, distributing, marketing and selling collectibles.

         The Company is developing the Collectibles Research site, which will be a unique and comprehensive resource for determining collectibles availability and authenticity while determining true valuation based on realized prices. The new site will be a convenient reference source for online shoppers who will be able to access the site's comprehensive catalogue of collectibles prices and product authenticity. The site is now being beta tested, but the Company does not expect the site to be online until next year.

Results of operations

         For the quarter ended June 30, 1999, the Company continued to experience rapid growth in its online traffic. To support this new level of activity, the Company made significant investments in personnel, infrastructure and marketing programs during the second quarter.

         Revenue. For the three months ended June 30, 1999, revenue was $155,189, most of which is attributable to fees from buyers and sellers through the operations of Rotman Auction. This is comparable with the first quarter ended March 31, 1999 of $157,455. Revenues for the six months ended June 30, 1999 were $312,644.

     Cost of net revenues consist primarily of costs of merchandise sold. Cost of net revenues increased from $ 27,249 for the three months ended March 31, 1999 to $46,582 for the three months ended June 30, 1999. For the six months ended June 30, 1999, cost of net revenues was $73,831.

     Sales, General, and Administrative Expenses. Sales, general and administrative ("SG&A") expenses for the quarter ended June 30, 1999 were $583,458, which include significant professional fees of approximately $86,000. These fees are primarily attributed to the Company's reverse acquisition of Securities Resolutions Advisors, Inc. as well as services related to matters arising from this reverse merger.

     The Company's sales and marketing expenses for both the online and traditional auction businesses include compensation for the Company's sales and marketing personnel, advertising, tradeshow and other promotional costs and expenses for creative design of the Company's website. Sales and marketing expense increased to approximately $194,000 for the six months ended June 30, 1999. Personnel costs and recruitment expenses attributable primarily to the Company's engineering and product development staff were approximately $247,000 for the six months ended June 30, 1999.

         Loss. As a result of the significant SG&A expenses and the relatively brief period of combined operations, the Company had a loss for the quarter of $429,145, or approximately ($.010) per share. The loss for the three months ended June 30, 1999 was due in part to investments in infrastructure as the Company continued to expand its sales operations devoted to supporting, enhancing and developing the Company's software systems, products and the Collectibles Research site. The Company expects to continue to experience losses for the next two quarters as it continues to make significant investments the Company's software systems and online offerings.

         Inflation. The Company believes that inflation has not had a material effect of its results of operations.

Liquidity and Capital Resources

         Management believes that the Company has sufficient liquidity and capital resources to finance the Company's operations through the end of the current fiscal year. In April 1999 the Company assigned certain options it held for approximately $2,450,000; it is not anticipated that this will be a significant or recurring source of capital in the future. Management anticipates that as the Company continues to grow and expand its operations, additional capital resources will be required to fund such growth. The Company had no firm commitments for capital expenditures at June 30, 1999, but expects such expenditures will primarily consist of computer equipment, furniture and fixtures and leasehold improvements. Although there can be no assurances that financing will be available, the Company believes that its current capital resources are sufficient for these purposes through the current fiscal year.

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

         The Company has determined that its principal transaction processing software is year 2000 compliant. Accordingly, the Company does not anticipate any material adverse operational issues to arise. The Company completed its year 2000 compliance assessment during the second quarter 1999 and will implement corrective solutions before the end of the third quarter 1999. Because the principal transaction processing software was already year 2000 compliant, when it was acquired, management expects that the Company's present and future costs in connection with its year 2000 compliance project are and will be minimal; however, future anticipated costs are difficult to estimate with any certainty and may differ materially from those currently projected. The estimated costs do not include time and costs that may be incurred as a result of any potential failure of third parties to become year 2000 compliant or costs to implement the Company's future contingency plans. The Company has not yet developed a contingency plan in the event that any non-compliant critical systems are not remedied by January 1, 2000, nor has it formulated a timetable to create such contingency plan. If third parties with whom the Company does business fail to make their systems year 2000 compliant in a timely manner, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Reference is made to the information on the assignment by the Company of certain options to purchase 502,500 shares of the Company's own stock, which reference appears in Note 4 under the heading "Assignment of Options" in the Notes to Consolidated Financial Statements" in Part I, Item 1 hereof, and which reference is incorporated herein. Such transaction is exempt from registration under Section 4(2) of the Securities Act of 1933. The transaction was privately negotiated and the offeree and purchaser was an accredited investor that represented that it acquired the option for its own account. No public offering or public solicitation was used by the registrant in the placement of these securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit No.

27       Financial Data Schedule

(b)      Reports on Form 8-K:

         On April 29, 1999, the Registrant filed a Current Report on Form 8-K, dated February 15, 1999, reporting the appointment by the former management of the Registrant of Stephen P. Higgens C.P.A. as the Registrant's independent certified accountant and the dismissal by the former management of the Registrant of Guest & Company as the Registrant's independent auditors.

         On August  16,  1999,  the  Registrant  filed a Current  Report on Form
8-K/A, dated February 25, 1999, to amend Item 7 to include the necessary financial statements and pro forma financial information with regard to the Registrant's acquisition of Internet Auction, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 1999                  SALES ONLINE DIRECT INC.
                                        Registrant



                                        /s/ Gregory Rotman
                                        ----------------------------------------
                                        Gregory Rotman, President




                                        /s/ Richard Rotman
                                        ----------------------------------------
                                        Richard Rotman
                                        Vice President, Treasurer and Principal
                                        Financial Officer

                                LIST OF EXHIBITS

Exhibit No.                Description

27.1                       Financial Data Schedule