Form 10QSB
period 1999-09-30
SALES ONLINE DIRECT INC
filed 1999-11-15
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1999.  Commission File No. 0-28720.

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes    X         No  __

Transitional Small Business Disclosure Format (check one):
                                    Yes   ___        No  X

As of October 31, 1999, the registrant had outstanding 43,893,912 shares of its Common Stock, par value of $0.001, its only class of voting securities.

                                TABLE OF CONTENTS




Part I - Financial Information                                             Page

   Item 1.    Financial Statements:                                           1
   -------
                     Consolidated Balance Sheets -
                     September 30, 1999 (unaudited) and December 31, 1998     1

                     Consolidated Statement of Operations -
                     Three and Six-months ended September 30, 1998            2

                     Consolidated Statement of Shareholders' Equity -         3
                     Six-months ended September 30, 1999 and 1998

                     Consolidated Statement of Cash Flows -
                     Six-months ended September 30, 1998 and 1999             4

                     Notes to Consolidated Financial Statements -
                     Six-months ended September 30, 1999 and 1998             6

   Item 2.    Management's Discussion and Analysis or Plan of Operations      9
   -------


Part II - Other Information                                                  13

   Item 6.    Exhibits and Reports on Form 8-K                               13
   -------

Signatures                                                                   14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            Sales OnLine Direct, Inc.
                           Consolidated Balance Sheets


                                                              September 30,         December 31,
                                                                  1999                 1998
           Assets
Current Assets:
   Cash and equivalents                              $             563,701          $       -
   Accounts receivable                                              93,783                  -
   Marketable securities                                           374,436                  -
   Merchandise inventories                                         772,479                  -
   Due from affiliates                                               5,674              7,164
   Due from Shareholders                                             3,075                  -
   Other current assets                                             59,377                  -

     Total current assets                                        1,872,525              7,164

Property and equipment, net                                        263,493             20,479

Other assets                                                       125,145                  -

Total assets                                                    $2,261,163            $27,643

    Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                                               $114,366          $       -
   Accrued liabilities                                             124,457              7,160
   Due to affiliates                                                  -                 8,245

      Total current liabilities                                    238,823             15,405

Shareholders' equity:
   Common stock                                                     43,894              1,000
   Paid in capital                                               3,210,587                  -
   Accumulated earnings (deficit)                               (1,232,141)            12,238
                                                                 2,022,340             13,238
   Less stock subscriptions receivable                                   -             (1,000)
      Total shareholders' equity                                 2,022,340             12,238

Total liabilities and shareholders' equity                      $2,261,163            $27,643


    The accompanying notes are an integral part of these financial statements

                            Sales OnLine Direct, Inc.
                      Consolidated Statement of Operations


                                 September 30, 1999                          September 30, 1998
                           For The Three    For The Nine               For The Three    For The Nine
                           Months Ended   Months Ended                 Months Ended   Months Ended

Revenues                   $   380,148         $     692,792           $        -       $        -

Cost of revenues               363,232               437,063                    -                -

Gross profit                    16,916               255,729                    -                -

Sales, general and
  administrative expenses      665,520             1,456,714                    -                -

Loss from operations          (648,604)           (1,200,985)                   -                -

Other expense                   89,927                43,394                    -                -

Provision for taxes
on income                            -                     -                    -                -

Net loss                   $  (738,531)        $  (1,244,379)          $        -       $        -

Earnings per share:

   Basic and diluted       $     (.017)        $       (.028)          $        -       $        -



    The accompanying notes are an integral part of these financial statements

                            Sales OnLine Direct, Inc.
                 Consolidated Statement of Shareholders' Equity
                  For the Nine Months Ended September 30, 1999

                                                                                                           Stock
                                                     Common Stock                Paid in      Retained  Subscription
                                                Shares          Par value        Capital      Earnings   Receivable         Total

Balance - January 1, 1999                       40,000      $     1,000     $         --   $     12,238   $(1,000)   $       12,238

Contribution of Assets
  of World Wide Collectors
  Digest                                            --               --           33,229             --          --          33,229

Contribution of Merchandise
  Inventories                                       --               --          769,764             --          --         769,764

    Subtotal                                    40,000            1,000          802,993         12,238     (1,000)         815,231

Recapitalization                             6,525,000            5,565          (5,565)             --          --              --

    Subtotal                                 6,565,000            6,565          797,428         12,238     (1,000)         815,231

Acquire Securities Resolution
  Advisers, Inc.                            37,328,912           37,329         (36,841)             --          --             488

Assignment of Options                               --               --        2,450,000             --          --       2,450,000

Collection of Stock
  Subscription Receivable                           --               --               --             --       1,000           1,000

Net loss                                            --               --              --     (1,244,379)          --      (1,244,379)

Balance-September 30, 1999                  43,893,912      $    43,894     $  3,210,587   $(1,232,141)   $      --  $    2,022,340



                   The accompanying notes are an integral part
                          of these financial statements

                            Sales OnLine Direct, Inc.
                      Consolidated Statement of Cash Flows
                     For the Nine Months Ended September 30,

                                                            1999        1998
Operating activities:
   Net loss                                             $ (1,244,379) $       --
   Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
     Depreciation and amortization                            33,314          --
     Realized loss on marketable securities                   15,069          --
     Unrealized loss on marketable securities                 49,912          --
     Changes in assets and liabilities:
      Accounts receivable                                    (81,942)         --
      Merchandise inventories                                 28,739          --
      Due from affiliates                                      4,164          --
      Due from shareholder                                      (158)         --
      Other current assets                                   (51,262)         --
      Accounts payable                                        11,351          --
      Accrued liabilities                                     89,952          --
   Total cash used in
      Operating activities                                (1,145,240)         --

Investing Activities:
   Acquisition of property and equipment                    (230,994)         --
   Acquisition of marketable securities                   (2,149,446)         --
   Sale of marketable securities                           1,710,029          --
   Acquisition of Securities Resolution
      Advisors, Inc.                                             488          --
   Merger with Rotman Auction, Inc.                            9,864          --
   Other assets                                              (70,000)         --
Total cash used in
      Investing activities                                  (730,059)         --

Financing Activities:
   Assignment of options                                   2,450,000          --
   Stock subscription receivable                               1,000          --
   Repayment of officer loan                                 (12,000)         --
   Total cash provided by
      Financing activities                                 2,439,000          --

Increase in cash                                             563,701          --

Cash and equivalents - beginning                                  --          --

Cash and equivalents - ending                           $    563,701  $       --




                   The accompanying notes are an integral part
                          of these financial statements

                            Sales OnLine Direct, Inc.
                Consolidated Statement of Cash Flows (continued)
                     For the Nine Months Ended September 30,


                                          Supplemental  disclosures of cash flow
information:

Cash paid during the period for:

                                                                 1999       1998
                                                                 ----       ----

Interest                                                 $      --       $    --
Income taxes                                             $      --       $    --

      Supplemental Schedule of Non-cash Investing and Financing Activities

The acquisition of Internet Auction, Inc. was accounted
for as a reverse acquisition utilizing the purchase method of accounting.  The assets of Securities Resolution Advisors, Inc.
were recorded at their fair value as follows:
                                                                  1999      1998
                                                                  ----      ----


     Cash received in the transaction                   $        488     $    --


     Contributions of inventories                       $    769,764     $    --

Contribution of the net assets of World Wide Collectors
Digest, Inc. accounted for utilizing the purchase method of accounting. The assets were recorded at their fair values as follows:

     Due from shareholder                               $      2,737     $    --
     Other current assets                                      1,000          --
     Property and equipment                                   29,877          --
     Liabilities assumed                                        (385)         --
     Paid in capital                                    $     33,229     $    --


Merger of Rotman Auction, Inc. accounted for utilizing
 the purchase method of accounting. The assets were recorded at their fair values as follows:

     Accounts receivable                                $      11,841   $     --
     Merchandise inventories                                   31,454         --
     Due from affiliate                                        10,919         --
     Other current assets                                       7,115         --
     Goodwill                                                  68,905         --
     Property and equipment                                     1,697         --
     Due to Shareholder                                       (11,820)        --
     Other liabilities assumed                               (129,975)        --
     Cash Received in the transaction                           9,864         --

Common stock subscribed                                $           --   $  1,000

                   The accompanying notes are an integral part
                          of these financial statements

                            Sales OnLine Direct, Inc.
                   Notes to Consolidated Financial Statements
              For the Nine Months Ended September 30, 1999 and 1998


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

         On February 25, 1999, Securities Resolution Advisors, Inc. (SRAD), a Delaware corporation, acquired all the outstanding common shares of IA in exchange for 37,368,912 shares of SRAD. The acquisition was accounted for utilizing the purchase method of accounting as a reverse acquisition with IA being the survivor for accounting purposes. As a result of this transaction the former IA shareholders hold approximately 80% of the outstanding shares of SRAD. The consolidated financial statements include the accounts of IA for the period January 1, 1999 through September 30, 1999 and RA and SRAD since their acquisitions on February 1, 1999 and February 25, 1999, respectively. All material intercompany transactions have been eliminated. IA, SRAD, and RA collectively are hereinafter referred to as the Company.

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

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1998, which is included in the Company's Form 10-KSB/A. The audited financial statement of IA was included in the Company's Form 8-K/A. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

         Other assets:
                  Included in other assets are Goodwill and other intangible assets that are being amortized over their estimated useful lives.

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

(3)      DISCONTINUED OPERATIONS

         On February 24, 1999 the former management of SRAD completed its planned exchange of the its wholly owned subsidiary, Securities Resolution Advisors, Inc., a New York corporation, for eight million (8,000,000) shares of the issued and outstanding common shares of the Company held by its former President, Richard Singer.

(4)      ASSIGNMENT OF OPTIONS

         During April 1999 the Company assigned and surrendered options it held to acquire 502,500 shares of its own stock. The net cash proceeds totaling approximately $2,450,000 have been recorded in cash and paid in capital.

(5)      INCOME TAXES

         The provision for income taxes consist of the following deferred tax items:


                                                     1999                1998

         Federal                              $    (423,100)          $    --
         State                                     (124,500)               --

            Total                                  (547,600)               --

         Valuation allowance                        547,600                --

         Total provision for
            (benefit from) taxes              $          --           $    --

(6)      RELATED PARTY TRANSACTION

         Included  in  Property  and  Equipment  is  approximately   $70,000  of
         equipment and software acquired from a company that is owned by officers of SOLD.

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

         Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects. For a more complete discussion of these and other risk factors, please see "RISK FACTORS" in Item 1 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on April 15, 1999.

Overview


         The Company has developed its web site as a new portal site for the collectibles industry. While it is still in the process of development, the site is intended to become the premier collectibles portal on the Internet. Because of the Company's web site technology, online auctions and knowledge of the collectibles industry, the Company is focused on developing its site as a new hub for collectors. This hub will consist of a collector's portal, a global auction search and a research site found on the Company's web site. These three distinct components of the web site will be integrated on the portal and will appear seamless to the public.

         The Company's search engine will provide a global auction search for all collectibles. This search engine, scheduled to become operational in February 2000, will bring unlimited items to bidders' desktops. It will also notify bidders when auction items become available and will enable the viewer to place bids.

         The unique advantage of the Company's proposed new research site, scheduled to be launched by June 2000, is the research engine that will capture and retrieve unlimited information for collectors. Visitors will be able to educate themselves about specific collectible items. As a comprehensive research center, collectors will be able to:

o        view items of interest
o        obtain realized pricing histories
o        make inquiries of authentication and appraisal experts
o        read the latest articles on particular collectibles
o        chat with individuals with common interests

         As a search engine for the collectibles industry, the Company's web site is intended to provide its visitors with information with which to make educated decisions regarding collectibles. The advanced architectural technology of the search engine will allow for the collection of information about collectible items. Buyers and sellers will have access to historical pricing information based on realized prices, authentication, expert opinions, articles and other publications, appraisal services, feedback opportunities and community discussions. Because fraudulently sold items are the largest concern facing the industry and its consumers, the Company will provide visitors with the research tools to complete transactions based on the most accurate, verified material available. Buyers and sellers will also benefit from direct linkage to auctions, storefronts, and classifieds, thus reducing the buyer's search time for desired items while accelerating the sale cycle for the seller.

         As a "collectibles community", the site will not only meet the collectibles needs of its visitors but their other service needs as well. The web site's user friendly approach will personalize the Web by providing visitors with a wide range of the more typical search engine services, e.g., news, email, stock quotes, travel, etc.

Results of operations

         For the quarter ended September 30, 1999, the Company continued to experience rapid growth in its online traffic. To support this new level of activity, the Company made significant investment in personnel, infrastructure and marketing programs during the third quarter.

         For the three months ended September 30, 1999, revenue was $380,148, most of which is primarily attributable to an increase in sales of the Company's own inventory and a decrease in consignment sales, as well as fees from buyers and sellers through the operations of Rotman Auction. This represents a 250% increase over revenues for the second quarter ended June 30, 1999 of $155,189.

         Costs of revenues increased from $46,582 in the second quarter to $363,323 in the third quarter. This increase is due to the fact that most of the revenues for the third quarter were derived from sales of the Company's own inventory rather than fee based income primarily from consignment sales generated for the second quarter. As a result, gross proft decreased from $108,607 in the second quarter to $16,916 in the current quarter.

         Sales, general and administrative ("SG&A") expenses for the quarter ended September 30, 1999, was $665,520 compared to $583,458 for the quarter ended June 30, 1999. This increase in SG&A expenses include higher personnel costs and consulting fees attributable primarily to the Company's engineering and product development. These costs and fees were offset by a decrease in advertising costs of $32,000.

         As a result of the significant SG&A expenses and the relatively brief period of combined operations, the Company had a loss for the quarter of $738,531, or approximately ($.017) compared to a loss of ($.010) per share for the three months ended June 30, 1999. The loss for the three months ended September 30, 1999 was due in part to investments in infrastructure, expansion of operations and development of the Company's software systems and products. The Company expects to continue to experience losses for the next two quarters as it continues to make significant investments the Company's software systems and online offerings.

         The Company believes that inflation has not had a material effect of its results of operations.

Liquidity and Capital Resources

         Management believes that the Company has sufficient liquidity and capital resources to finance the Company's operations through the end of the current fiscal year. In April 1999 the Company assigned certain options it held for approximately $2,450,000; it is not anticipated that this will be a significant or recurring source of capital in the future. Cash and cash equivalents decreased from $1,587,797 at June 30, 1999 to $563,701 at September 30, 1999. This decrease is attributable to the investments in infrastructure, expansion of operations and development of the Company's software systems and products. Management anticipates that as the Company continues to grow and expand its operations into the next fiscal year, additional capital resources may be required to fund such growth. The Company currently has no commitments for capital.

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

         The Company may realize exposure and risk if the systems for which it is dependent to conduct day-to-day operations are not year 2000 compliant. The potential areas of exposure include electronic data exchange systems operated by third parties with which the Company transacts business, certain products purchased from third parties for resale, and computers, software, telephone systems and other equipment used internally. The Company has been communicating with the suppliers and others with whom it does business to coordinate year 2000 readiness. The responses received by the Company to date have indicated that steps have been undertaken to address this concern. However, if such third parties are not able to make all systems year 2000 compliant, there could be a material adverse impact on the Company.

         The Company has determined that its principal transaction processing software is year 2000 compliant. Accordingly, the Company does not anticipate any material adverse operational issues to arise. The Company completed its year 2000 compliance assessment during the second quarter of 1999. Because the principal transaction processing software was already year 2000 compliant, when it was acquired, management expects that the Company's present and future costs in connection with its year 2000 compliance project are and will be minimal; however, future anticipated costs are difficult to estimate with any certainty and may differ materially from those currently projected. The estimated costs do not include time and costs that may be incurred as a result of any potential failure of third parties to become year 2000 compliant or costs to implement the Company's future contingency plans. The Company has not yet developed a contingency plan in the event that any non-compliant critical systems are not remedied by January 1, 2000, nor has it formulated a timetable to create such contingency plan. If third parties with whom the Company does business fail to make their systems year 2000 compliant in a timely manner, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dated: November 15, 1999                 SALES ONLINE DIRECT INC.
                                         Registrant


                                          /s/ Gregory Rotman
                                          ------------------
                                          Gregory Rotman, President



                                          /s/ Richard Rotman
                                          ------------------
                                          Richard Rotman
                                          Vice President, Treasurer
                                          and Principal Financial Officer

                                LIST OF EXHIBITS

Exhibit No.                Description

27                         Financial Data Schedule