Form 10KSB
period 1999-12-31
SALES ONLINE DIRECT INC
filed 2000-04-14
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999.       Commission File No. 0-28720.

                            SALES ONLINE DIRECT INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

         Delaware                                         73-1479833
         --------                                         ----------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

                4 Brussels Street, Worcester, Massachusetts 01610
                -------------------------------------------------
                (Address of principal executive office)(Zip Code)

         Issuer's Telephone Number, Including Area Code: (508) 753-0945
          (Securities registered pursuant to Section 12(b) of the Act)

                         Common Stock, $0.001 Par Value
                         ------------------------------
                              (Title of each class)

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained on this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $1,003,200.

As of March 24, 2000, the registrant had outstanding 47,056,140 shares of its Common Stock, par value of $0.001, its only class of voting securities. The aggregate market value of the shares of common stock of the registrant held by non-affiliates on March 24, 2000 was approximately $25,868,989 based upon the average over the counter sales price of $2.625 per share on such date (See Item
5).

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant's definitive Information Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

                            PART I

Item 1.  Description of Business........................................... 3
Item 2.  Description of Property...........................................12
Item 3.  Legal Proceedings.................................................12
Item 4.  Submission of Matters to a Vote of Security Holders...............12

                            PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..........13
Item 6.  Management's Discussion and Analysis or Plan of Operation.........14
Item 7.  Financial Statements..............................................16
Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure...............................16

                           PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.................17
Item 10. Executive Compensation............................................18
Item 11. Security Ownership of Certain Beneficial
         Owners and Management.............................................18
Item 12. Certain Relationships and Related Transactions....................18
Item 13. Exhibits and Report on Form 8-K...................................18
Signatures    .............................................................19

                           FORWARD LOOKING STATEMENTS

         This Report (including  without limitation the Risk Factors included as
Exhibit 99) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchase of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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


                                     PART I

     Sales On Line Direct Inc. (the "Company") was incorporated in Delaware as Rose International Ltd. on August 9, 1995. As used in this Report, unless the context otherwise requires, the term "Company" refers to Sales OnLine Direct Inc., a Delaware corporation. The Company's main website is located at www.collectingexchange.com, which features the following websites: www.auctioninc.com, www.rotmanauction.com, and www.wwcd.com. Information contained in the Company's websites shall not be deemed to be a part of this Report. The Company's principal executive offices are located at 4 Brussels
Street,  Worcester,  Massachusetts  01610, and the Company's telephone number is
(508) 753-0945.

Item 1.  Description of Business.

                                    BUSINESS

History of the Company

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

         On  June 5,  1998,  the  Company  acquired  82.02%  of the  issued  and outstanding common stock of The Accord Group, Inc. ("Accord"), a Delaware corporation, located in Port Washington, New York and on July 8, 1998, changed its name to Securities Resolution Advisors, Inc. ("SRAD"). Accord, through its operating subsidiary Securities Resolution Advisors, Inc. ("SRA"), advised investors who had lost money due to the advice, lack of fiduciary responsibility or fraudulent practices of brokers and broker dealers as to appropriate courses of action with respect to arbitration and settlement with brokers and brokerage firms. The Company issued 8,000,000 shares common stock to three individuals in exchange for 8,000,000 shares (82.02%) of the common stock of Accord. In December 1998, as a part of a restructuring, SRA became a wholly owned subsidiary of SRAD, and the Company sold Accord, which had no other assets, for $40,000.

     On February 24, 1999, the Company sold the SRA business to Richard Singer, the former president of the Company in exchange for 8,000,000 shares of the Company's common stock, all of which were cancelled. On February 25, 1999, the Company purchased all of the outstanding common stock of Internet Auction, Inc., a Massachusetts corporation ("Internet Auction"), and subsequently changed its name to Sales Online Direct, Inc. The acquisition (the "Transaction") was pursuant to an Agreement and Plan of Reorganization (the "Agreement") dated January 31, 1999 between the Company and Gregory Rotman, Richard Rotman, Marc Stengel and Hannah Kramer, the principal shareholders (the "IA Shareholders") of Internet Auction. Pursuant to the Agreement, the Company acquired all of the issued and outstanding shares of the capital stock of Internet Auction in exchange for the issuance to the IA Shareholders of an aggregate of 37,368,912 shares, representing approximately 80%, of the Company's common stock. As a result of the Transaction, Internet Auction became a wholly-owned subsidiary of the Company, the IA Shareholders own approximately 80% of the Company's issued and outstanding common stock, and the principal business of Internet Auction became the business of the Company. Prior to the Transaction, Richard Singer was a principal beneficial owner of the common stock of the Company.

     For accounting purposes, the Transaction is considered a capital transaction rather than a business transaction. This accounting treatment is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible asset has been recorded. The Company's financial statements reflect the acquisition by Internet Auction of the net assets of the Company and the recapitalization of Internet Auction's common stock based on the exchange rate in the Agreement.

         In accordance with the Agreement, after the Transaction, the IA Shareholders were appointed to the Company's Board of Directors, and the previously serving directors resigned from the Board.

         The following is a description of the Company's current business.

Overview

         Following  the  Transaction,   the  Company's  mission  was  to   offer
a branded network of comprehensive shopping services to buyers and seller of collectibles. This was accomplished through its four main business divisions:

         Rotman Auction--a full service auction house specializing in sports memorabilia and high end collectibles. Rotman Auction provides a full range of services to sellers and buyers including live online bidding for premier collectibles, consignment services, authentication of merchandise, digital photography, and the purchase and sale of authentic memorabilia.

         Internet Auction, Inc.--a person to person auction site that functions similar to eBay, offering sellers a vehicle for listing items for sale and buyers to bid on items of interest.

         World Wide Collectors Digest ("WWCD")--a premier e-commerce website for dealers in the collectibles community. WWCD is a full-service company that designs, hosts and maintains dealer websites. WWCD's software allows clients to create online storefronts, set prices, and sell directly to online shoppers.

         Internet Collectibles--a wholesale and retail collectibles division that engages in the business of buying, warehousing, distributing, marketing and selling collectibles. Internet Collectibles maintains a substantial inventory of memorabilia with popular and historical significance that allows customers to directly purchase the memorabilia without the competition from bidders in an auction format.

         The Company's primary business is collectibles. Because of the large growth in both the online auction and e-commerce industries, and the concomitant increase in mergers and strategic alliances, the Company has focused its resources and efforts to create a unique suite of Internet applications for the collectibles industry that includes a collectibles portal, a global auction search and a research center. All visitors to the new website at "www.collectingexchange.com" will be able to use the collectibles portal and establish home pages tailored to their individual preferences and needs.

         The Company's new refocused mission is to become the premier collectibles portal site for the collectibles industry by adding value to the collectible process. The Company will strive to become the premier educator and global source of information for the collectibles community. The site's tools will provide information to collectors to help them make informed decisions about price, authenticity and trading sites to buy or sell. The site is intended to provide users with a comprehensive, one-stop shopping collectible experience through a collectibles marketplace, linking top collectible sites to buyers and sellers from around the world.

         When fully operational, the site will contain components developed by the Company as well as components licensed from others or developed for the Company. The site is planned to be a general information search engine like "Yahoo" that is specific to collectible web sites. The portal has several main functions. First, it searches and collects information from every collectible site on the Internet. Through a technique known as "spidering," the Web will be searched 24 hours a day, to retrieve collectibles information. This information is then stored in the site's database where users can retrieve it instantly. Second, the portal provides information on a variety of collectible topics including price guides, show calendars, auction listings, library information, grading and authentication, publications restoration services, collecting software, dealers, classifieds, etc. Third, it serves as a gatekeeper by linking collectors immediately to selected websites. Finally, when fully operational, the portal will enable users to customize their home pages with both real time auction prices of specific collectible items and more traditional Internet services (stock quotes, news, weather, etc.) and view these while pursuing their collectible interests on the site's search engine. The portal was initially launched on January 27, 2000.

         In addition, when more fully operational, the site is expected to integrate with a global auction search and bidding platform--a one-stop, feature rich resource for online auctions. The advanced cross-auction search engine will provide a comprehensive, categorized and searchable index of all auction sites for a specific item, eliminating the need to search multiple auction sites. Additionally, bidders can be notified about the listing of new items, have them monitored and participate on multiple auction sites simultaneously. Sellers, too, will benefit from this search engine as they will be able to list items across multiple sites simultaneously. Sellers also benefit from the ability to quickly and easily list items across multiple sites. They will also be able to better manage the selling process, working in conjunction with leading auction sites, through use of the following features:

         Scheduled postings--sellers can schedule the specific day and time they want their items listed, freeing them from constant computer monitoring

         Auction tracking--sellers can track all of their auctions from one centralized location. They can also view current auctions, pending auctions, closed auctions and even track offline activities.

         Track post auction activity--sellers can track emails, receipt of payment, shipping status and receive feedback

         Customized   templates--sellers  can  create  effective,   eye-catching
listings with automated, customized templates

         Cross Auction Postings--sellers only need to list their sale items once before posting on multiple auction sites

         Inventory Management--software to automatically recalculate the value of available inventory, track existing inventory and inform sellers when to restock

         Quick Start--online sellers can immediately import existing auctions into collectingexchange.com's interface

         One-Click Re-list--sellers can re-enter unsold items with one keystroke

         The site is also expected to provide research information for users. The research feature will be a real-time, industry-wide repository of accurate information that can be used to research specific collectible items. The search engine will store information on each and every collectible item, enabling users to have access to historical pricing information based on realized prices, actual views of the collectible articles, experts on authentication, appraisal and grading services, feedback opportunities and community discussions.

         As a search engine for the collectibles industry, collectingexchange.com is intended to provide its visitors with information with which to make educated decisions regarding collectibles. The advanced architectural technology of the search engine will allow for the collection of information about collectible items. Because fraudulently sold items are the largest concern facing the industry and its consumers, the Company will provide visitors with the research tools to complete transactions based on the most accurate, verified material available. Buyers and sellers will also benefit from direct linkage to auctions, storefronts, and classifieds, thus reducing the buyer's search time for desired items while accelerating the sale cycle for the seller.

         The Company believes that as a "collectibles community," the site will not only meet the collectibles needs of its visitors but their other service needs as well. The web site's user friendly approach will personalize the Web by providing visitors with a wide range of the more typical search engine services, e.g., news, email, stock quotes, travel, etc.

         In March, 2000, the Company acquired Internet Collectible Awards (www.collectiblenet.com), an internet business that polls consumers and reports on the best Internet collectibles Web sites in a variety of categories.

Industry Background

Growth of the Internet and the Web
----------------------------------

         Consumers are spending an increasing amount of time on the Web. International Data Corporation, a company that reports on Internet traffic, has estimated that at the end of 1998 there were over 51 million Web users in the United States and that by the end of 2002 the number of Web users in the United States will increase to over 135 million. The growth in the number of Web users and the amount of time spent on the Web is being driven by the increasing importance of the Internet as a communications medium, an information resource, and a sales and distribution channel. The Internet has also evolved into a unique marketing channel. Some examples of business transactions which occur on the Internet include trading securities, buying consumer goods, paying bills and purchasing airline tickets. Unlike the traditional marketing channels, Internet retailers do not have many of the overhead costs borne by traditional retailers. The Internet offers the opportunity to create a large, geographically dispersed customer base more quickly than traditional retailers. The Internet also offers customers a broader selection of goods to purchase, provides sellers the opportunity to sell their goods more efficiently to a broader base of buyers and allows business transactions to occur at all hours.

Growth of the Collectibles and Online Auction Industries
--------------------------------------------------------

         The Company serves both the collectibles and online auction industries. Collectibles Industry Report, 1999 reported that total consumer sales rose 6%, to reach $10.7 billion, in 1998. The Internet captured $280 million dollars in collectible sales. As an industry, collectibles are enjoying a 10% compounded annual growth rate for the fifth continuous year. There are 37 million collectors in America today, 10 million of whom use the Internet as a source to buy, sell and trade collectibles. (NewsEdge Corporation). The industry, according to Collectibles Industry Report, 1999, has seen a shift in demographics as baby-boomers have begun to take up the collecting pastime. The new market has more male collectors, higher household incomes, children in the home, and a willingness to use a range of distribution channels, including the Internet. The new demographics have also created a shift in interest from traditional collectibles, e.g. figurines and dolls, to products that meet the demands of this generation of collectors.

         The online auction industry is a large and rapidly growing industry and is expected to become a permanent player in e-commerce. Online auctions resolve the weaknesses of traditional auctions (i.e. limited geographical coverage, a dearth of product variety, high transaction costs and information inefficiency), as it is capable of handling large quantities of data and supporting an infinite number of products and services. It also allows buyers and sellers to trade on a global basis. Online auctions also drive user retention and build brands. Auctions fit the definition of a sticky application--something that engages users and keeps them coming back.

         According to Forrester Research, a consulting firm that reports on the online auction industry, online auction sales are estimated to reach $19 billion by 2003. According to the Online Reporter (11/1/99), eBay is the largest of the online auctions, with a user base of 7.7 million people, up from 1.3 million a year ago. Two-thirds of these users are repeat customers. It is also estimated that users, in general, spend an average of 130 minutes per month on this site, making it one of the most visited sites on the entire Internet. The number of auction sites and the recent industry mergers suggest that the online auction industry is not a passing fad.

Business Strategy

         Because of the enormous growth in the online auction industry and its concomitant increase in merger and acquisition activity, the Company decided to consolidate its entities in order to focus on the collectors' "stock exchange." The integrated collectibles portal, global auction search and research center have become the Company's core businesses.

         The Company has adopted an incremental growth strategy and has in place agreements with the companies to complete the three milestones in year 2000:

         o The launch of the collectibles portal

         o The launch of the global auction search

         o The launch of the research center

         This approach provides the Company with the ability to begin growing its business through the portal while providing sufficient time for development and testing of the research center. During this research and development period, the Company will begin implementing an innovative marketing and sales campaign. This campaign will focus on building the Company's advertising and sponsor base as well as implementing a more traditional media buying strategy.

          The Company believes that "stickiness" is one of the most important trends in today's Internet. Stickiness refers to finding ways of keeping web users "glued" to a particular web site. The key to stickiness is providing users with so much useful content that they can find virtually everything they need onsite without having to go to another site. The collectibles portal will provide the "stickiness factor" for www.collectingexchange.com. Individuals will have the opportunity to create personalized home pages, providing them with access to their daily Internet services while pursuing their collectibles interests on a search engine designed to provide general information by category. Together, the three site components will provide site visitors with a comprehensive, one-stop shopping collectible experience.

         On February  1, 2000,  the Company  launched a financial  website  that offers its visitors real-time financial and business news and a comprehensive source for stock quotes, charts, news, financial analysis, portfolios and investment research. The Company plans to add message boards and online trading to the site in the future. The new site is located at "www.collectingexchange.com/finance".

Marketing and Sales

         The success of collectingexchange.com is incumbent upon the visibility it will receive on the Internet and the associated revenues generated by sales of product, advertising and services. Branding the Company's corporate identity and its services is a key to its success.

         The marketing plan is designed to position the Company as the premier collectibles site on the Internet. Its unique feature will be its value as an information provider to buyers and sellers in the collectible marketplace. The Company will target both the traditional collector and the new generation of collectors (as previously described in "Industry Background"). The Company will also target dealers, licensors, licensees, distributors and others to host collectible pavilions and other e-commerce sites and storefronts.

         Marketing Internet companies is a relatively new phenomenon. Whereas earlier Internet advertising was mostly accomplished through banner advertising, the industry is now marketing web sites through a combination of online advertising and more traditional media and direct mail advertisement. The Company is adopting this approach in its marketing campaign.

Revenue Sources

         Following the Transaction on February 25, 1999, the Company primarily generated revenue from sales of the Company's purchased inventory and from fees and commissions on sales of merchandise under consignment type arrangements. However, it is anticipated that future sources of revenue generation will include advertising revenue and service revenue, particularly through the sale of pavilion spots and referral links. Pavilion spots are company sponsorships that the Company will sell. These sponsorships give companies exclusive storefront rights for their collectible category. For example, if Sony were to purchase a pavilion, it would host the only site on collectingexchange.com dealing with music and music videos. In the Sony pavilion, visitors would be able to research the history of these items, the historical pricing of these collectibles, read articles and speak with experts on authentication. Visitors would also be provided with referral links to Sony and other sites for purchase of merchandise.

         It is anticipated that referral links may also become a source of advertising income for the Company. Sellers of merchandise will pay the Company for listing their storefronts on collectingexchange.com. When a site visitor requests a search for a collectible item, the Company will provide the visitor with a direct link to the seller's site, thus driving the sale. This referral link is the manner in which the seller can obtain visibility for its collectible item.

         In addition to pavilions and referral links, advertising revenues may also come from targeted banner advertising and general banner advertising.

          In terms of services, the Company anticipates users will pay for appraisal and grading services. Other services generating revenue will include training seminars, online autograph signings, fulfillment services for merchants, and the selling of historical price trend reports.

Competition

         The electronic commerce market is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. Under it's former structure, the Company was competing with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include: (i) various Internet auction houses such as Egghead, uBID, Yahoo! Auctions, First Auction, Surplus Auction, WebAuction and Insight Auction; (ii) a number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce, including Internet Shopping Network, AOL, Shopping Com and Cendant Corp.; and (iii) a variety of other companies that offer merchandise similar to that of the Company but through physical auctions.

         Because the Company's new collectibles portal structure is not a buyer or seller of collectibles, it is not in direct competition with existing collectible or online auction sites. The portal will not compete with either the giants or the small players in the collectibles auction and e-commerce industries. Rather, the Company will work in collaboration with these companies. Further, because the research capacity of the new website will be able to validate the authenticity of collectible items, other sites will value its services. Because collectingexchange.com is the provider of information, not sales, it stands alone at the present time. However, the Company's Rotman Auction operations will still continue to face the competition discussed above.

         Many collectible and online auction sites are beginning to use a portal, or community, as a means of retaining its users. What distinguishes collectingexchange.com from these other sites will be its research center. The industry currently lacks an independent repository of expert and verifiable collectible information to enable collectors to make educated purchases.

         Although no other site currently has the technology to store the extent of collectible information as the Company, the Company runs the risk of other sites entering into this sector and there can be no assurance that the Company can maintain its competitive position against potential competitors, especially those with greater financial, marketing, customer support, technical and other resources than the Company. Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could materially adversely affect the Company's business, results of operations and financial condition.

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

Research and Development

         Over the past 12 months the Company invested approximately $300,000 into Collecting Exchange web site for design, graphics, labor and various software components. The Company licensed an e-commerce software system for $50,000 that will allow the Company's merchant customers to create and manager their own storefront on the web. An additional $10,000 was paid for the source code. The Company spent $200,000 to design and install a high scalability, reliable and secure network/communications infrastructure to sustain the Company's anticipated web traffic going forward. Other labor and consulting fees amounted to $250,000 for system security and integrity.

Employees

         The Company currently employs 28 people, including 20 full time employees. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

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

Item 2.           Description of Property.

         The Company's corporate headquarters are presently located at 4 Brussels Street, Worcester, Massachusetts 01610. In July, 1999, the Company opened a second office located at 100 Painters Mill Road in Owings Mills, Maryland 21117. The Company leases the Maryland office, which is the primary location of the host computers and Internet access lines. The lease is a five year lease with a monthly rent of $7,494.67. The Company pays rent on the Brussels Street, Worcester location and another office in Canton, Massachusetts in the amount of approximately $2,500 per month on a tenant-at-will basis.


Item 3.           Legal Proceedings.

         The Company is not a party to any material pending legal proceedings.


Item 4.           Submission of Matters to a Vote of Security Holders.

         None.

Item 5.           Market for Common Equity and Related Stockholder Matters.

         (a) Market Information - The Company's common stock began trading on August 11, 1995 and is presently traded on the NASDAQ Bulletin Board under the symbol, "PAID". The following table sets forth the high and low bid prices for the Company's Common Stock for the eight quarters ended December 31, 1999.

         1999                                         High              Low
                                                      ----              ---
         Quarter ended March 31, 1999                2 1/2               1/4
         Quarter ended June 30, 1999                 8 3/16            1 1/4
         Quarter ended September 30, 1999            3 1/32            1 3/16
         Quarter ended December 31, 1999             1 3/8              13/32


         1998                                          High              Low
                                                       ----              ---
         Quarter ended March 31, 1998                  3/8               5/32
         Quarter ended June 30, 1998                   3/8               1/8
         Quarter ended September 30, 1998            1 3/16              3/8
         Quarter ended December 31, 1998               7/8               1/4


         (b) Holders - As of December 31, 1999, there were approximately 146 holders of record of the Company's Common Stock.

         (c) Dividends - The Company has not previously paid cash dividends on its common stock, and intends to utilize current resources to expand the business; thus, it is not anticipated that cash dividends will be paid on the Company's Common Stock in the foreseeable future.

Item 6.           Management's  Discussion  and  Analysis or Plan of Operations.

Overview

         As of December 31, 1998, the sole business of the Company was the business of SRA, its sole, wholly-owned subsidiary, which served members of the investing community who had lost money due to fraudulent practices of brokers. In December 1998, the management of the Company decided to discontinue the operations of that business. In February 1999, the Company sold SRA to the management of SRA, in exchange for eight million shares of the Company's Common Stock, with the goal of entering into the Internet business. In furtherance of that goal, on February 25, 1999, the Company purchased all of the outstanding stock of Internet Auction in exchange for 37,368,912 shares of the Company's Common Stock. At the time the transaction was agreed upon by the then current management of the Company, the average price of the Common Stock was approximately $.28 per share. As a result of this transaction, Internet Auction became a wholly-owned subsidiary of the Company, and the principal business of the Company is now the business of Internet Auction, Inc.

         Prior to the transaction with the Company, the business currently conducted by the Company was conducted through four related companies: Internet Auction, Inc., Rotman Auction, Internet Collectibles and World Wide Collectors Digest, Inc. Prior to, and in anticipation of the transaction with the Company, the companies were combined and their operations were integrated. As a part of this integration, a substantial inventory of Internet Collectibles was transferred into Internet Auction.

         For accounting purposes, the transaction is considered a capital transaction rather than a business transaction. This accounting treatment is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible asset has been recorded. The Company's financial statements reflect the acquisition by Internet Auction of the net assets of the Company and the recapitalization of Internet Auction's common stock based on the exchange rate in the merger agreement.

         The following is a discussion of the results of operations and financial conditon of the Company for the year ended, and as of, December 31, 1999. These operations in the preceding fiscal year were conducted largely through Internet Auction, Inc. as a private company. Consequently, a comparison to the results of operations and financial condition of the Company for the year ended, and as of, December 31, 1998 is not particularly meaningful.

Operations

         For the year ended December 31, 1999 the Company experienced rapid growth in its online traffic. To support this new level of activity, the Company made significant investment in personnel, infrastructure and marketing programs during the year.

         For the year ended December 31, 1999, gross merchandise sales were approximately $1,643,000 including consignment sales of approximately $790,000. Net revenues (sales of Company-owned inventory plus commissions on consignment items) were $1,003,200, most of which is attributable to sales of the Company's own inventory. Consignment sales for the year ended Decmeber 31, 1999 were approximately $790,000, or 48% of gross merchandise sales. In the 3rd quarter of 1999 the Company switched from an 80% consignment model to 20% consignment sales and now sells 80% Company-owned product.

         Costs of revenues increased to $706,488 in the year ended December 31, 1999. This increase is due to the fact that most of the revenues for 1999 were derived from sales of the Company's own inventory rather than fee based income from consignment sales.

       Sales, general and administrative ("SG&A") expenses for the year ended December 31, 1999 were $2,459,743 (compared to $10,357 for 1998). This increase in SG&A expenses include higher personnel and related costs, consulting fees attributable to the Company's engineering and product development.

         As a result of the significant SG&A expenses and the relatively brief period of combined operations, the Company experienced a net loss of $2,183,040 for the year ended December 31, 1999 or ($.05) per share.

         The Company believes that inflation has not had a material effect of its results of operations.


Working Capital and Liquidity

         Cash and cash  equivalents  were  $221,213 at December 31, 1999.

         In April 1999 the Company assigned certain options it held for approximately $2,450,000; it is not anticipated that this will be a significant or recurring source of capital in the future.

         On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000, due March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The note is convertible into common stock at a conversion price equal to the lesser of: (1) one hundred ten percent (110%) of the lowest of the closing bid price for the common stock for the five (5) trading days prior to March 23, 2000, or (2) seventy-five percent (75%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Had the Buyer converted the note on March 23, 2000, the Buyer would have received $4,000,000 in aggregate value of the company's common stock upon the conversion of the $3,000,000 convertible note. As a result, the intrinsic value of the beneficial conversion feature of $1,000,000 will be allocated to debt discount and additional paid-in capital. Since the debt is convertible at date of issuance, the debt discount will be charged to earnings at that time.

         In connection with the Agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants expire on March 31, 2005.

         In addition, the Company entered into a Registration Rights Agreement, whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC), within 180 days of the closing date, covering the common stock to be issued upon the conversion of the convertible note and stock purchase warrants.

         If the Registration Statement is not declared effective by the SEC on or before September 30, 2000, then with respect to any portion of the note not previously converted into common stock, the applicable conversion percentage will decrease by two percent (2%) each thirty day period until the Registration Statement is declared effective by the SEC. If the SEC has not declared the Registration Statement effective within one year after March 23, 2000, the applicable conversion percentage shall be fifty percent (50%).

         Also, if the Registration Statement is not filed by the filing date and not declared effective by the SEC on or prior to September 30, 2000, the Company shall pay cash, as liquidating damages, for such failure. The required payment will be equal to two (2%) of the purchase price of the note and warrant for each thirty-day period, until the breach of the Registration Rights Agreement is cured.

         Management believes that the proceeds from this Convertible Note and cash from operations will provide sufficient liquidity and capital resources to finance the Company's operations through the end of the current fiscal year.

Item 7.           Financial Statements.

       The financial statements and supplementary data required by this item appear on Page F-1 immediately following the signature page.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

       As disclosed in the Company's 8-K filed on April 29, 1999, on February 15, 1999, the Company's former Board of Directors approved the appointment of Stephen P. Higgins, C.P.A. as the Company's independent certified public accountants to provide accounting and auditing services for the Company for the year ended December 31, 1998 and also approved termiantion of the services of Guest & Company as the Company's independent auditors. On March 29, 2000 the Company filed a Form 8-K disclosing that the Company's Board of Directors approved the termination of the accouanting services provided by Stephen P. Higgins C.P.A. on March 28, 2000 and also previously approved, on March 24, 2000, the appointment of Wolf & Company, P.C. as the Company's independent certified accountants to provide accounting and auditing services for the year ended December 31, 1999.

                                    PART III

Item 9.           Directors  and  Executive   Officers, Promoters   and  Control
                  Persons; Compliance with Section 16(a) of the Exchange Act.

       The information required by Item 9 regarding the Company's executive officers is set forth below. The information required by Item 9 concerning the directors of the Company is incorporated by reference from the Company's definitive information statement for its 2000 Annual Meeting of Shareholders under the caption "Election of Directors." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

       The information required by Item 9 relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive information statement for its 2000 Annual Meeting of Shareholders under the caption "Compliance with Section 16(a)of the Exchange Act". The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

       The  following  table  sets  forth  certain  information   regarding  the
executive officers of the Company.

       Name                Age              Position                   Since
       ----                ---              --------                   -----

       Gregory Rotman*     34               President and CEO          1999
       Richard Rotman*     29               Vice President,            1999
                                            Chief Financial Officer
                                             and Secretary
       Marc Stengel        42               Executive Vice President   1999

----------------------
* Gregory Rotman and Richard Rotman are brothers.

     The following is a description of the current occupation and business experience for the last five years for each executive officer.

     Gregory P. Rotman has served as a Director and the President and CEO of the Company since its acquisition of Internet Auction. Prior to joining the Company, he was involved in starting a group known as Teamworks Inc., LLC. Its sole purpose from 1991-1995 was to facilitate the design, financing and build-out of The MCI National Sports Museum in Washington D.C. Today the MCI National Sports Museum is the only interactive, all encompassing, sports-based museum in the United States.

     Richard S. Rotman has served as a Director and the Vice President, Chief Financial Officer and Secretary of the Company since its acquisition of Internet Auction. Prior to joining the Company, he was involved in the management and day-to-day operations of Rotman Auction, which he formed in February 1997. From 1995 until February 1997, Mr. Rotman worked for the family business, Rotman Collectibles, where he began in sales and distribution in the new product division. As the industry was changing, Rotman Collectibles began focusing on auctions as a more permanent division and during 1996, he began to create a presence on the Internet. Mr. Rotman's primary expertise is in management and daily operations. From 1994 to 1995, Mr. Rotman served as the director of an art gallery in Jackson, Wyoming, selling original artwork to high-end clientele.

     Marc Stengel has served as a Director and Executive Vice President of the Company since its acquisition of Internet Auction. He runs the daily operations of the websites for the Company, including systems administration and overseeing the programming for each of the Company's divisions. Prior to joining the Company, he served as president of Worldwide Collectors Digest, Inc., which he co-founded in 1994 in an effort to combine his knowledge of computer technology with his interest in sports. Prior to that, Mr. Stengel ran his family clothing business.

Item 10.       Executive Compensation.

     The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive information statement for its 2000 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

Item 11.       Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 11 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings" which appears in the Registrant's definitive information statement for its 2000 Annual Meeting of Shareholders. The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

Item 12.       Certain Relationships and Related Transactions.

     The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Registrant's definitive information statement for its 2000 Annual Meeting of Shareholders. The Company's information statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

Item 13.       Exhibits and Reports on Form 8-K.

               (a)   Exhibits.

     Exhibits are numbered in accordance with Item 601 of Regulation S-B. See "Exhibit Index" immediately following the financial statements of this Form 10-KSB, beginning on page E-1.

               (b)   Reports on Form 8-K.

                     None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.


                            SALES ONLINE DIRECT INC.




Date:  April 14, 2000                By: /s/ Gregory Rotman
                                         ---------------------------------------
                                         Gregory Rotman, President and CEO


         In accordance with the Exchange Act, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Date: April 14, 2000                 /s/  Gregory Rotman
                                     -------------------------------------------
                                     Gregory Rotman, President, CEO and Director



Date: April 14, 2000                 /s/   Richard Rotman
                                     -------------------------------------------
                                     Richard Rotman, Vice President, Chief
                                     Financial Officer, Secretary and Director



Date: April 14, 2000                 /s/   Marc Stengel
                                     -------------------------------------------
                                     Marc Stengel, Executive Vice President and
                                     Director



Date: April 14, 2000                 /s/   Hannah Kramer
                                     -------------------------------------------
                                     Hannah Kramer, Director

                            Financial Statements and
                             Report of Independent
                          Certified Public Accountants

                           Sales Online Direct, Inc.
                           December 31, 1999 and 1998

                           TABLE OF CONTENTS

Sales Online Direct, Inc.                                             Page

Independent Auditors' Report                                          F-3

Balance Sheet                                                         F-4

Statements of Operations                                              F-5

Statements of Changes in Stockholders' Equity                         F-6

Statements of Cash Flows                                              F-7 - F-8

Notes to Financial Statements                                         F-9 - F-19

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Sales OnLine Direct, Inc.
Worcester, Massachusetts


We have audited the accompanying balance sheet of Sales OnLine Direct, Inc. as of December 31, 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sales OnLine Direct, Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.



/s/Wolf & Company, P.C.



Boston, Massachusetts
April 12, 2000

                            SALES ONLINE DIRECT, INC.

                                  BALANCE SHEET

                                December 31, 1999


                                     ASSETS


Current assets:

    Cash and cash equivalents                                $    221,213
    Accounts receivable                                            48,682
    Inventory                                                     629,729
    Prepaid expenses                                               72,992
    Other current assets                                           11,236
                                                                   ------

              Total current assets                                983,852
                                                                   -------

Property and equipment, net                                       613,365
Goodwill, net                                                      49,765
Other assets                                                       18,667
                                                                ---------

              Total assets                                   $  1,665,649
                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $    348,504
    Accrued expenses                                               81,483
                                                              -----------

               Total current liabilities                          429,987
                                                              -----------

Commitments and Contingencies

Stockholders' equity:
    Common stock, $.001 par value, 100,000,000 shares
     authorized; 46,711,140 shares issued and outstanding          46,711
    Additional paid-in capital                                  4,010,033
    Accumulated deficit                                        (2,207,171)
    Unearned compensation                                        (613,911)
                                                                 --------

               Total stockholders' equity                       1,235,662
                                                                ---------

               Total liabilities and stockholders' equity     $ 1,665,649
                                                              ===========


See accompanying notes to financial statements.

                            SALES ONLINE DIRECT, INC.

                            STATEMENTS OF OPERATIONS

                     Years Ended December 31, 1999 and 1998






                                                1999                 1998
                                                ----                 ----

Revenues                                   $  1,003,200          $    24,755

Cost of revenues                                706,488                    -
                                                -------             --------
Gross profit                                    296,712               24,755

Selling general and
    administrative expenses                   2,459,743               10,357
                                            -----------            ---------

Income (loss) from operations                (2,163,031)              14,398

Other income                                     92,701                    -

Loss on sale of securities                     (112,710)                   -
                                             ----------            ---------

Income( loss) before income taxes            (2,183,040)              14,398

Provision for taxes on income                         -               (2,160)
                                             ----------            ---------
Net income (loss)                          $ (2,183,040)         $    12,238
                                            ===========            =========

Earnings (loss) per share:
    Basic                                  $      (0.05)         $         -
                                            ===========            =========

    Weighted average shares                  45,277,812           37,368,912
                                            ===========           ==========


See accompanying notes to financial statements.


                            SALES ONLINE DIRECT, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years Ended December 31, 1999 and 1998

                                                     Common Stock
                                                ---------------------
                                                                         Additional                Stock
                                                                          Paid-in   Accumulated Subscriptions   Unearned
                                                  Shares       Amount     Capital     Deficit   Receivable    Compensation    Total
                                                  ------       ------     -------     -------   ----------    ------------    -----

Balance, December 31, 1997                      37,368,912    $ 37,369    $   -     $(36,369)   $        -   $          -  $  1,000

Stock subscriptions receivable                           -           -        -            -        (1,000)             -    (1,000)

Net income                                               -           -        -       12,238             -              -    12,238
                                                ----------    --------    --------   -------     ---------    -----------   -------

Balance, December 31, 1998                      37,368,912      37,369        -      (24,131)       (1,000)             -    12,238

Collection of stock subscriptions
    receivable                                           -           -        -            -         1,000              -     1,000

Contribution of assets of
    World Wide Collectors Digest                         -           -     33,229          -             -              -    33,229

Contribution of collectibles
    Inventories                                          -           -    769,764          -             -              -   769,764

Acquisition of Securities Resolution
    Advisors, Inc.                               9,342,228       9,342     (8,854)         -             -              -       488

Proceeds from assignment of options                      -           -  2,450,000          -             -              - 2,450,000

Compensatory stock options granted                       -           -    757,848          -             -       (757,848)        -

Amortization of stock-based compensation                 -           -          -          -             -        143,937   143,937

Issuance of stock options to consultant
    for services                                         -           -      8,046          -             -              -     8,046

Net loss                                                 -           -          - (2,183,040)            -              -(2,183,040)
                                                ----------     ------- ---------- ----------       -------   ------------  --------
Balance, December 31, 1999                      46,711,140     $46,711 $4,010,033$(2,207,171)      $     -   $   (613,911)$1,235,662
                                                ==========      ======  ========= ==========       =======   ============ ==========


See accompanying note to financial statements.


                            SALES ONLINE DIRECT, INC.

                            STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 1999 and 1998


                                                                                          1999               1998
                                                                                          ----               ----
Operating activities:
    Net income (loss)                                                                $(2,183,040)         $  12,238

    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
            Depreciation                                                                  72,194              2,276
            Amortization of unearned compensation                                        143,937                  -
            Amortization of Goodwill                                                      19,140                  -
            Stock options issued for compensation                                          8,046                  -
            Loss on sale of securities                                                   112,710
            Changes in assets and liabilities:                                                                    -
                Accounts receivable                                                      (36,841)                 -
                Inventory                                                                171,489                  -
                Accounts payable                                                         218,144                  -
                Accrued expenses                                                          76,483              5,000
                Income taxes payable                                                      (2,160)             1,081
                Other, net                                                               (94,025)             2,160
                        Net cash provided by (used in)                                ----------           --------
                            operating activities                                      (1,493,923)            22,755
                                                                                      ----------           --------

Investing activities:
    Purchase of securities                                                            (3,247,091)                 -
    Proceeds from sale of securities                                                   3,134,381                  -
    Cash received from Rotman Auction, Inc. acquisition                                    9,864
    Cash received from Securities Resolutions Advisors, Inc. acquisition                     488
    Property and equipment acquisitions                                                 (633,506)           (22,755)
                                                                                      ----------           --------
                        Net cash used in investing activities                           (735,864)           (22,755)
                                                                                      ----------           --------
Financing activities:
    Proceeds from assignment of common stock call options                              2,450,000                  -
    Proceeds from stock subscriptions                                                      1,000                  -
                        Net cash provided by (used in)                                 ---------           --------
                            financing activities                                       2,451,000                  -
                                                                                       ---------           --------
Net increase in cash                                                                     221,213                  -

Cash - beginning                                                                               -                  -
                                                                                       ---------           --------
Cash - ending                                                                         $  221,213          $       -
                                                                                       =========           ========


See accompanying notes to financial statements.

                            SALES ONLINE DIRECT, INC.

                     Years Ended December 31, 1999 and 1998

               Supplemental disclosures of cash flow information:

Cash paid during the period for:

                                                          1999              1998
                                                          ----              ----


Income taxes                                             $2,432         $     --


      Supplemental Schedule of Non-cash Investing and Financing Activities


                                                           1999            1998
                                                           ----            ----

         Contributions of inventories (Note 2)         $769,764          $    --

Contribution of the net assets of World Wide Collectors Digest, Inc. were recorded at their fair values as follows:

         Due from shareholder                          $  2,737          $    --
         Other current assets                          $  1,000          $    --
         Property and equipment                        $ 29,877          $    --
         Liabilities assumed                           $   (385)         $    --
         Paid in capital                               $ 33,229          $    --

Merger of Rotman Auction, Inc. accounted for utilizing the purchase method of accounting. The assets were recorded at their fair values as follows:

         Cash received in the transaction              $   9,864         $    --
         Accounts receivable                           $  11,841         $    --
         Merchandise inventories                       $  31,454         $    --
         Due from affiliate                            $  10,919         $    --
         Other current assets                          $   7,115         $    --
         Property and equipment                        $   1,697         $    --
         Due to Shareholder                            $ (11,820)        $    --
         Other liabilities assumed                     $(129,975)        $    --
         Goodwill                                      $  68,905         $    --


Common stock subscribed                                $      --         $ 1,000


See accompanying notes to financial statements.

                            SALES ONLINE DIRECT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


1.    ORGANIZATION

      On February 25, 1999, Securities Resolution Advisors, Inc. ("SRAD") purchased all of the outstanding common stock of Internet Auction, Inc. ("Internet Auction"). The acquisition was made pursuant to an Agreement and Plan of Reorganization (the "Agreement") dated January 31, 1999 between SRAD and the principal shareholders ("IA Shareholders") of Internet Auction. Pursuant to the Agreement, SRAD acquired all of the issued and outstanding shares of the capital stock of Internet Auction in exchange for the issuance to the IA Shareholders of an aggregate of 37,368,912 shares, representing approximately 80%, of SRAD's issued and outstanding common stock, and the business of Internet Auction became the business of SRAD. In accordance with the Agreement, after the transaction described above, the IA Shareholders were appointed to SRAD's Board of Directors and became officers of the SRAD. The previously serving directors resigned from the Board.

      SRAD subsequently changed its name to Sales OnLine Direct, Inc. (the "Company").

      For accounting purposes, the transaction described above is considered, in substance, a capital transaction rather than a business combination. It is equivalent to the issuance of common stock by Internet Auction for the net assets of the Company, accompanied by a recapitalization. This accounting treatment is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible asset had been recorded. Accordingly, the accompanying financial statements reflect the acquisition by Internet Auction of the net assets of the Company and the recapitalization of Internet Auction's common stock based on the exchange ratio in the Agreement.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation

      Prior to the transaction described above, the business conducted by Internet Auction was through four related companies: Internet Auction, Inc., Rotman Auction, Internet Collectibles and World Wide Collectors Digest, Inc.("WWCD"). In anticipation of the transaction with the Company, the companies were combined and their operations integrated as follows:

      Internet Auction, Inc. - A person-to-person auction site offering sellers a vehicle for listing items for sale and allows buyers to bid on items of interest.

      Rotman Auction - A full-service auction house located in Worcester, Massachusetts. The Company provides a full range of services to sellers and buyers including live online bidding, consignment services, authentication of merchandise, digital photography as well as purchases and sales of authentic memorabilia.

                            SALES ONLINE DIRECT, INC.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Internet Collectibles - A wholesale and retail collectibles division engaging in the business of buying, warehousing, distribution, marketing and selling collectibles. Internet Collectibles maintains inventory of memorabilia with popular and historical significance that allows customers to directly purchase the memorabilia without the competition from bidders in an auction format.

      WWCD - An e-commerce website for dealers in the collectibles community. WWCD is a full-service company that designs hosts and maintains dealer websites. WWCD's software allows clients to create online storefronts, set prices, and sell directly to online shoppers.

      Inventory Purchase Agreements

      On February 12, 1999, Internet Auction acquired collectibles, collectors items and memorabilia from Rotman Production, a related party, with an estimated fair value of approximately $629,000 in exchange for 236 shares of the Internet Auction's common stock received from a stockholder of Internet Auction. In addition, the Seller was assigned the right to acquire 700,000 option shares of SRAD common stock from Universal at $.50 per share. See Note 4.

      On February 25, 1999, Internet Auction acquired collectibles, collectors items and memorabilia from Kim Stengel, a related party, with an estimated value of approximately $140,000 in exchange for 236 shares of the Internet Auction's common stock received from a stockholder of Internet Auction.

      Purchase of Assets of WorldWide Collectors Digest, Inc. (WWCD)

      On February 25, 1999, Internet Auction acquired the assets of WWCD, a related party, with an estimated value of approximately $34,000 in exchange for 3,835 shares of Internet Auction's common stock received from a stockholder of Internet Auction.

      Merger with Rotman Auction, Inc.

      Effective February 25, 1999, Internet Auction merged with Rotman Auction, Inc. ("Rotman"), a related party. Under the terms of the merger agreement, the shareholder of Rotman received 870 shares of the Internet Auction's common stock in exchange for the Rotman shares owned by the shareholder. Internet Auction was the surviving corporation in the merger. The merger was recorded using the purchase method of accounting. The operations of Rotman are included in the financial statements from the date of merger. In connection with the acquisition, the Company recognized goodwill in the amount of $68,905. Amortization of goodwill for 1999 amounted to $19,140.

      Cash and cash equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                            SALES ONLINE DIRECT, INC.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Inventory

      Inventory consists of collectible merchandise for sale and is stated at the lower of average cost or market on a first-in, first-out (FIFO) method.

      Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the double declining balance method over the estimated useful life of 5 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the life of the related lease.

      Goodwill

      Goodwill is being amortized on a straight-line basis over an estimated useful life of three years.

      Revenue Recognition

      The Company generates revenue on sales of its purchased inventory and from fees and commissions on sales of merchandise under consignment type arrangements.

      For sales of merchandise owned and warehoused by the Company, the Company is responsible for conducting the auction, billing the customer, shipping the merchandise to the customer, processing merchandise returns and collecting accounts receivable. The Company recognizes the gross sales amount as revenue upon verification of the credit card transaction and shipment of the merchandise.

      For sales of merchandise under consignment-type arrangements, the Company takes physical possession of the merchandise, but is not obligated to and does not take title to or ownership of the merchandise. When an auction is completed, consigned merchandise which has been sold is shipped upon receipt of payment. The Company recognizes the net commission and service revenues relating to the consigned merchandise upon receipt of the gross sales proceeds. The Company then releases the net sales proceeds to the Consignor.

      Advertising Costs

      Advertising costs are charged to operations when incurred.

                            SALES ONLINE DIRECT, INC.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Income Taxes

      Deferred tax asset and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss, capital loss and tax credit carry forwards to the extent their realization is more likely than not. The deferred tax expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.

      Use of Estimates

      In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the inventory valuation and the deferred tax asset valuation. Although these estimates are based on management's knowledge of current events and actions, they may ultimately differ from actual results.

      Stock Compensation Plans

      Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan typically have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted during 1999. There were no outstanding options at December 31, 1999. (See Note 4.)

                           SALES ONLINE DIRECT, INC.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

      Earnings Per Common Share

      Basic   earnings  per  share   represents   income   available  to  common
      stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Stock options have been excluded from the computation of diluted earnings per share because they were antidilutive as a result of the Company's net loss for the year.

      Recent Accounting Pronouncements

      The Financial Accounting Standards Board ("FASB") has issued a proposed interpretive release, Stock Compensation-Interpretation of Opinion 25 ("Interpretation"). The Interpretation will provide accounting guidance on several issues that are not specifically addressed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". Of the many questions addressed in the Interpretation, the most significant are a clarification of the definition of the term "employee" for purposes of applying the opinion and the accounting for options that have been repriced.

      The Interpretation is generally effective beginning July 1, 2000. The Interpretation applies prospectively at that date for repricings that occurred after December 15, 1998. It also applies prospectively on July 1 to new awards granted after December 15, 1998 for purposes of applying the definition of "employee".

      In  December   1999,  the   Securities   and  Exchange   Commission   (the
      "Commission") published Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance for applying generally accepted principles to revenue recognition in financial statements filed with the Commission, including income statement presentation and disclosure. As originally issued, SAB 101 was to be applied no later than the first quarter of the fiscal year beginning after December 15, 1999. However, the Commission has delayed the effective date of the SAB for companies with fiscal years beginning between December 16, 1999 and March 15, 2000. For such entities, the mandatory implementation date may now be no later than the second quarter of the fiscal year beginning after December 15, 1999.

      The Company is in the process of reviewing the pronouncements detailed above to determine the impact on the Company.


3.    PROPERTY AND EQUIPMENT

      Property and  equipment at  December  31, 1999 consisted of the following:


                                                                1999
                                                                ----
          Computer equipment and software                    $518,434
          Office Furniture                                     56,075
          Leasehold Improvements                               54,995
          Purchased software                                   70,000
                                                             --------
                                                              699,504
          Accumulated depreciation                            (86,139)
                                                             --------
                                                             $613,365
                                                             ========

      Depreciation and amortization expense of property and equipment for the years ended December 31, 1999 and December 31, 1998 amounted to $ 72,194 and $ 2,276, respectively.

                           SALES ONLINE DIRECT, INC.

PROPERTY AND EQUIPMENT (Continued)

      The Company leases its technology location under an operating lease commencing on January 1, 2000 and expiring on December 31, 2004. The Company also leases offices and warehouse facilities for approximately $2,500 per month on a tenant-at-will basis.

      The following is a schedule of future minimum lease payments for the operating lease in effect at December 31, 1999:

                    Year             Amount
                    ----             ------

                    2000             $ 89,936
                    2001               89,936
                    2002               89,936
                    2003               91,980
                    2004               94,024
                                      -------
                                     $455,812
                                     ========

      Rent expense for the year ended December 31, 1999 amounted to $29,265.


4.    COMMON STOCK

      Call Option Agreement

      In connection with the agreement described in Note 1, on February 25, 1999, SRAD entered into a Call Option Agreement ("Option Agreement") with Universal Funding, Inc. (Universal), a shareholder of SRAD and a beneficial owner of 3,000,000 shares of SRAD's common stock. Under the Agreement, Universal agreed to grant certain options to SRAD to acquire 2,000,000 shares of SRAD's common stock owned by Universal. The options consist of 1,000,000 shares at $.50 per share exercisable through February 25, 2000 and 1,000,000 shares at $.75 per share exercisable through February 25, 2001. The exercise price was reduced to .375 per share through April 30, 1999.

      In addition, the Company assigned options to purchase 160,000 shares of stock from Universal to Richard Singer, the former President of SRAD, for services rendered to SRAD in connection with the acquisition of Internet Auction, Inc. Also, the Company assigned options to purchase 700,000 shares of stock from Universal in connection with the acquisition of certain inventories. See Note 2.

      In April 1999, the Company assigned options to purchase 500,000 shares of stock from Universal to certain individuals in exchange for $2,450,000, which was added to the paid-in capital of the Company.

      At December 31, 1999, the Company had a balance of 640,000 shares remaining under the agreement with an exercise price of $.75 and an expiration date of February 25, 2001.

                            SALES ONLINE DIRECT, INC.

  COMMON STOCK (continued)

      Stock Options

      In June 1999, the Company's Board of Directors adopted the 1999 Stock Option Plan (the "1999 Plan") which provided for the issuance of options to directors, officers, employees and consultants of the Company to purchase up to 1,000,000 shares of the Company's common stock. Options granted under the plan may be either incentive stock options ("ISO") or nonqualified stock options ("NSO").

      The 1999 Plan provides that each option be granted at a price determined by the Board of Directors on the date such option is granted and have a maximum option term of ten years. The options granted become exercisable during a period of time as specified by the Board of Directors at the date such option is granted.

      In July 1999, the Company granted an option to an employee to purchase 471,000 shares of common stock at $.01 per share. The option is exercisable over a four-year period. The Company recorded unearned compensation of $757,848, based on the difference between the fair market value of the common stock at the grant date and the exercise price. The unearned compensation is being amortized over the vesting period of the option. Amortization expense related to unearned compensation amounted to $143,937 for the year ended December 31, 1999.

      An analysis of the activity in the 1999 Plan is as follows:

                                                               Weighted
                                                               Average
                                                               Exercise
                                                 Shares        Price
                                                 ------        -----

           Shares under option:
             Outstanding at beginning of year          -        $   -

           Granted                               597,000         0.33
           Exercised                                   -            -
           Expired/Cancelled                     (18,000)        1.63
                                                 -------

           Outstanding at end of year            579,000        $0.29
                                                 =======
           Options exercisable at year end        94,750

           Weighted average fair value of
             options granted during the year       $1.62        $0.01

                            SALES ONLINE DIRECT, INC.

      COMMON STOCK (continued)

      Stock Options (continued)


      Information pertaining to options outstanding at December 31, 1999 is as follows:

                          Options Outstanding               Options Exercisable
                          -------------------               -------------------

                                  Weighted
                                  Average      Weighted                 Weighted
                                 Remaining      Average                 Average
    Range of          Number     Contractual    Exercise      Number    Exercise
 Exercise Prices   Outstanding     Life        Price      Exercisable    Price
 ---------------   -----------     ----        -----      -----------    -----

      $ .01         471,000       9 years     $  0.010       89,125     $0.010
        .812         14,000       9              0.812          125      0.812
       1.625         94,000       9              1.625        5,500      1,625
                    -------                                  ------

Outstanding at end
 of year            579,000                   $  0.330       94,750     $0.010
                    =======                                  ======


      During July 1999, the Company's Board of Directors adopted, subject to stockholders' approval, the 1999 Omnibus Share Plan (the "Omnibus Plan") which provides for both incentive and non-qualified stock options, stock appreciation rights and other awards to directors, officers and employees of the Company to purchase or receive up to 1,000,000 shares of the Company's stock. A committee of the Board of Directors ("Committee") establishes the option price at the time each option is granted, which price may, in the discretion of the Committee, be less than 100% of the fair market value of the shares on the date of the grant. The options granted will have a maximum term of ten years and shall be exercisable during a period as specified by the Committee. There were no incentive options granted under the Omnibus Plan during 1999.

      The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, compensation cost has been recognized only to the extent described above. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                  Years Ended December 31,
                                                  ------------------------
                                                  1999               1998
                                                  ----               ----
Net income(loss)      As reported             $(2,183,040)        $ 12,238
                      Pro forma               $(2,197,613)            N/A

Basic loss per share  As reported             $     (0.05)            N/A
                      Pro forma               $     (0.05)            N/A

                            SALES ONLINE DIRECT, INC.

      COMMON STOCK (concluded)

      Stock Options (concluded)

      The fair  value of each  option  grant is  estimated  on the date of grant
      using  the   Black-Scholes   option-pricing   model  with  the   following
      weighted-average assumptions:

                                              Years Ended December 31,
                                              ------------------------
                                               1999             1998
                                               ----             ----

      Expected life                          4 years            N/A
      Risk-free interest rate                  6.0%             N/A
      Dividend yield                           None             N/A
      Volatility                               254%             N/A


5.    INCOME TAXES

      There was no provision for income taxes for the years ended December 31, 1999 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

      The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

      The tax effects of temporary differences and carryforwards that give rise to deferred taxes are:

      Federal net operating loss carryforwards                  $ 625,000
      State net operating loss carryforwards                      195,000
      Stock-based compensation recognized for
           financial statement purposes                            60,000
                                                                   ------
                                                                  880,000
      Valuation reserve                                          (880,000)
                                                                 --------
      Net deferred tax asset                                    $       -
                                                                =========


      The valuation reserve applicable to net deferred tax asset for the year ended December 31, 1999 is due to the likelihood of the deferred tax not expected to be utilized.

      At December 31, 1999, the Company has federal and state net operating loss carryforwards of approximately $2,200,000 available to offset future taxable income which will expire in 2019.

                            SALES ONLINE DIRECT, INC.

6.    RELATED PARTY TRANSACTION

      During September 1999, the Company purchased certain computer equipment and internet research technology and coding material from Timeline, Inc. ("Timeline") in the amount of $70,000. Timeline is a related party as it is owned by certain officers of the Company.


7.    SUBSEQUENT EVENTS

      Convertible Debt Financing

      On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000, due March 31, 2002 to Augustine Fund, L.P. (the "Buyer").

      The note is convertible into common stock at a conversion price equal to the lesser of: (1) one hundred ten percent (110%) of the lowest of the closing bid price for the common stock for the five (5) trading days prior to March 23, 2000, or (2) seventy-five percent (75%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date.

      Had the Buyer converted the note on March 23, 2000, the Buyer would have received $4,000,000 in aggregate value of the company's common stock upon the conversion of the $3,000,000 convertible note. As a result, the intrinsic value of the beneficial conversion feature of $ 1,000,000 will be allocated to debt discount and additional paid-in capital. Since the debt is convertible at date of issuance, the debt discount will be charged to earnings at that time.

      In connection with the Agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants expire on March 31, 2005.

      In addition, the Company entered into a Registration Rights Agreement, whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC), within 180 days of the closing date, covering the common stock to be issued upon the conversion of the convertible note and stock purchase warrants.

                            SALES ONLINE DIRECT, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

      SUBSEQUENT EVENTS (concluded)

      Convertible Debt Financing (concluded)

      If the Registration Statement is not declared effective by the SEC on or before September 30, 2000, then with respect to any portion of the note not previously converted into common stock, the applicable conversion percentage will decrease by two percent (2%) each thirty day period until the Registration Statement is declared effective by the SEC. If the SEC has not declared the Registration Statement effective within one year after March 23, 2000, the applicable conversion percentage shall be fifty percent (50%).

      Also, if the Registration Statement is not filed by the filing date and not declared effective by the SEC on or prior to September 30, 2000, the Company shall pay cash, as liquidating damages, for such failure. The required payment will be equal to two (2%) of the purchase price of the note and warrant for each thirty-day period, until the breach of the Registration Rights Agreement is cured.

      All fees and expenses related to the registration of the common stock will be paid by the Company.

      Issuance of Common Stock

      On February 17, 2000, the Company issued 75,000 shares of its common stock to Universal Funding, Inc. for payment of certain fees due in connection with the granting of the common stock call options and temporary reduction of the call option exercise price. In addition, the Company issued 35,000 shares of its common stock to an investment consultant for service rendered in connection with the common stock option grant transactions. Also, the Company issued 35,000 shares to a consultant for services rendered in the first quarter of 2000.

      The value of the common shares at the date of issuance of the shares described above was $1.28 per share.

      Assignment of Stock Options

      In March 2000, the Company assigned to an investor options to purchase 42,500 shares of the Company's common stock from Universal. The net proceeds to the Company were approximately $21,000.

      Business Acquisition

      On March 7, 2000, the Company acquired Internet Collectible Awards (www.collectiblenet.com), an internet business that polls consumers and reports on the best Internet collectibles Web sites in a variety of categories. As consideration for the acquisition, the Company paid $50,000 cash and issued 200,000 shares of the Company's common stock valued at $237,500 (based on the Company's stock price at the date of acquisition). The acquisition will be accounted for under the purchase method of accounting.

                                  EXHIBIT INDEX

         Exhibit           Description of Exhibits
           No.             -----------------------
         -------
          2.1 Agreement and Plan of Reorganization dated January 31, 1999 among the Company and Gregory Rotman, Richard Rotman, Marc Stengel and Hannah Kramer. (Incorporated by reference from Form 8-K - File No. 0-28720, filed on March 10, 1999.)

          3.1    Certificate of Incorporation, as amended *

          3.2    Amended and Restated Bylaws *


         10.1 Lease Agreement, dated July 26, 1999 between 100 Painters Mill, LLC and the Company and First Amendment to Lease Agreement, dated December 31, 1999*

         10.2 Securities Purchase Agreement dated March 23, 2000 between the Company and Augustine Fund, LP. *

         10.3 Convertible Note dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement *

         10.4 Warrant dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement.

         10.5 Registration Rights Agreement dated March 23, 2000 between the Company and Augustine Fund, LP pursuant to Securities Purchase Agreement *

         10.6 Escrow Agreement dated March 23, 2000 among the Company, Augustine Fund, LP and H. Glenn Bagwell, Jr. pursuant to Securities Purchase Agreement *

         10.7 Warrant dated March 23, 2000 issued by the Company to Delan Group Securities, LLC *

         16.1 Letter from Guest & Company on change in certifying accountant (incorporated by reference from Form 8-K, filed on April 29,
                 1999)

         16.2 Letter from Stephen P. Higgins, C.P.A. on change in certifying accountants (incorporated by reference from Form 8-K/A, filed on March 31, 2000)

         21.1    Subsidiaries of the Company (included in Item I)*

         27.1    Financial Data Schedule *

         99.1    Risk Factors *
---------------
* filed herewith