Form 10KSB/A
period 1999-12-31
SALES ONLINE DIRECT INC
filed 2000-04-25
CIK 1017655

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
                            ------------------------
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained on this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

State Issuer's revenues for its most recent fiscal year: $1,003,200

As of March 24, 2000, the registrant had outstanding 47,056,140 shares of its common stock, par value of $0.001, its only class of voting securities. The aggregate market value of the shares of common stock of the registrant held by non-affiliates on March 24, 2000 was approximately $25,868,989 based upon the average over the counter sales price of $2.625 per share on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this 10-KSB/A except those Exhibits so incorporated as set forth in Item 13.

This Form 10-KSB/A is being filed by Sales Online Direct, Inc. (the "Company") to amend Part III of the Form 10-KSB filed by the Company on April 14, 2000, which incorporated by reference the information required in Items 9, 10, 11 and 12 in the Company's definitive information statement for its 2000 Annual Meeting of Shareholders. The Company has determined that it will not file its information statement within 120 days after the close of the fiscal year for which the 10-KSB was filed, and therefore is filing the information required in
Part III, Items 9, 10, 11 and 12 in this 10-KSB/A.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth certain information regarding the directors of the Company.

                                                                      Director
       Name                        Age                                 Since
       ----                        ---                                 -----

       Gregory Rotman*              35                                 1999
       Richard Rotman*              29                                 1999
       Marc Stengel                 42                                 1999
       Hannah Kramer                61                                 1999

----------------------
*Gregory Rotman and Richard Rotman are brothers.

       The following is a description of the current occupation and business experience for the last five years for each director.

       Gregory P. Rotman has served as a Director and the President and Chief Executive Officer of the Company since the Company purchased all of the issued and outstanding stock of Internet Auction, Inc. in February 1999 (the "Transaction"). Prior to joining the Company, he was involved in starting a group known as Teamworks, Inc., LLC. Its sole purpose from 1991-1995 was to facilitate the design, financing and build-out of the MCI National Sports Museum in Washington, D.C. Today the MCI National Sports Museum is the only interactive, all encompassing, sports-based museum in the United States.

       Richard  S.  Rotman  has  served as a  Director  and the Chief  Financial
Officer, Vice President, and Secretary of the Company since the Transaction. Prior to joining the Company, he was involved in the management and day-to-day operations of Rotman Auction, Inc. which he formed in February 1997. From 1995 until February 1997, Mr. Rotman worked for the family business, Rotman Collectibles, where he began in sales and distribution in the new product division. As the industry was changing, Rotman Collectibles began focusing on auctions as a more permanent division and during 1996, he began to create a presence on the Internet. Mr. Rotman's primary expertise is in management and daily operations. From 1994 to 1995, Mr. Rotman served as the director of an art gallery in Jackson, Wyoming, selling original artwork to high-end clientele.

       Marc Stengel has served as a Director and Executive Vice President of the Company since the Transaction. He runs the daily operations of the websites for the Company, including systems administration and overseeing the programming for each of the Company's divisions. Prior to joining the Company, he served as president of World Wide Collectors Digest, Inc., which he co-founded in 1994 in an effort to combine his knowledge of computer technology with his interest in sports. Prior to that, Mr. Stengel ran his family clothing business.

       Hannah Kramer has served as a Director of the Company since the Transaction. Prior to joining the Company, she served as vice president of World Wide Collectors Digest, Inc., which she co-founded in 1994. She also owns four clothing stores.

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

       To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with for the period which this Form 10-KSB/A relates.

Item 10.      Executive Compensation.

       The following table sets forth the compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the last three fiscal years ended December 31, 1999, 1998, and 1997. The Company did not pay any long-term compensation to the named officers.

                           Summary Compensation Table

  Name and Principal Position               Year               Salary
  ---------------------------               ----               ------

  Gregory P. Rotman                        1999(1)            $124,519
    President and                          1998               $      0
    Chief Executive Officer                1997               $      0

  Richard S. Rotman                        1999(1)            $126,194
    Chief Financial Officer,               1998               $      0
    Vice President and Secretary           1997               $      0

  Marc Stengel                             1999(1)            $126,194
    Executive Vice President               1998               $      0
                                           1997               $      0
  ---------------
       (1) Gregory P. Rotman, Richard S. Rotman and Marc Stengel became officers of the Company following the Transaction.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

       The following table indicated all persons who, as of March 24, 2000, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all directors and all officers of the Company as a group. The address of each person named below is address of the Company.

                                   Amount and
       Name of Beneficial          Nature of                   % of
         Owner                     Beneficial Owner            Class
         -----                     ----------------            -----

         Gregory Rotman               8,309,005                17.66%
         Richard Rotman              10,155,451                21.58%
         Marc Stengel                12,925,119                27.47%
         Hannah Kramer                5,539,337                11.77%
         All directors and
           officers as a group       36,928,912                78.48%


Item 12.    Certain Relationships and Related Transactions.

         During September 1999, the Company purchased certain computer equipment, internet research technology and coding material from Timeline, Inc. ("Timeline") in the amount of $70,000. Timeline is owned by Gregory Rotman and Richard Rotman, who are executive officers and directors of the Company.

Item 13.    Exhibits and Reports on Form 8-K.

            (a)      Exhibits.

            Exhibits   are   numbered   in    accordance   with   Item   601  of
            Regulation S-B.

            Exhibit     Description of Exhibits
            No.         -----------------------
            -------

             2.1 Agreement and Plan of Reorganization dated January 31, 1999 among the Company and Gregory Rotman, Richard Rotman, Marc Stengel and Hannah Kramer (incorporated by reference from Form 8-K - File No. 0-28720, filed on March 10, 1999)
             3.1 Certificate of Incorporation, as amended (incorporated by reference from Form 10-KSB, filed on April 14, 2000)
             3.2 Amended and Restated Bylaws (incorporated by reference from Form 10-KSB, filed on April 14, 2000) 10.1 Lease Agreement dated July 26, 1998 between 100 Painters Mill, LLC and the Company (incorporated by reference from Form 10-KSB, filed on April 14, 2000)
             10.1 Securities Purchase Agreement dated March 23, 2000 between the Company and Augustine Fund, LP (incorporated by reference from Form 10-KSB, filed on April 14, 2000)

             10.2 Securities Purchase Agreement dated March 23, 2000 between the Company and Augustine Fund, LP (incorporated by reference from Form 10-KSB, filed on April 14, 2000)
             10.3 Convertible Note dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement (incorporated by reference from Form 10-KSB, filed on April 14, 2000)
             10.4 Warrant dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement (incorporated by reference from Form 10-KSB, filed on April 14, 2000)
             10.5 Registration Rights Agreement dated March 23, 2000 between the Company and Augustine Fund, LP pursuant to Securities Purchase Agreement (incorporated by reference from Form 10-KSB, filed on April 14, 2000)
             10.6 Escrow Agreement dated March 23, 2000 among the Company, Augustine Fund, LP and H. Glenn Bagwell, Jr. pursuant to Securities Purchase Agreement (incorporated by reference from Form 10-KSB, filed on April 14, 2000)
             10.7 Warrant dated March 23, 2000 issued to Delano Group Securities, LLC (incorporated by reference from Form 10-KSB, filed on April 14, 2000)
             16.1 Letter from Guest & Company on change in certifying accountant (incorporated by reference from Form 8-K filed on April 29, 1999)
             16.2 Letter from Stephen P. Higgins, C.P.A. on change in certifying accountant (incorporated by reference from Form 8-K/A filed on March 31, 2000)
             21.1 Subsidiaries of the Company (incorporated by reference from Form 10-KSB, filed on April 14, 2000)
             27.1 Financial Data Schedule (incorporated by reference from Form 10-KSB, filed on April 14, 2000)
             99.1 Risk Factors (incorporated by reference from Form 10-KSB, filed on April 14, 2000)

         (b)         Reports on Form 8-K.

                      None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this 10-KSB/A to be signed on its behalf by the undersigned hereunto duly authorized.


                                     SALES ONLINE DIRECT INC.



Date: April 25, 2000                 By: /s/ Gregory Rotman
                                         ---------------------------------------
                                         Gregory Rotman, President and CEO