Form 10QSB
period 2000-03-31
SALES ONLINE DIRECT INC
filed 2000-05-15
CIK 1017655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


                         COMMISSION FILE NUMBER 0-28720

                            SALES ONLINE DIRECT, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                     73-1479833
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                   Identification Number)

4 Brussels Street, Worcester, Massachusetts                        01610
(Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (508) 791-6710

                         Common Stock, $0.001 Par Value
                              (Title of each class)


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes _X_ No___

         As of May 1, 2000, the issuer had outstanding 47,056,140 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format
                                  Yes___ No_X_

                            Sales Online Direct, Inc.
                                   Form 10-QSB
                    For the three months ended March 31, 2000

                                TABLE OF CONTENTS

Part I - Financial Information

         Item 1.  Financial Statements                                        3

                       Balance Sheet -                                        3
                       March 31, 2000 (unaudited)

                       Statements of Operations -                             4
                       Three-months ended March 31, 2000 and 1999 (unaudited)

                       Statements  of Cash  Flows                             5
                       Three-months ended March 31, 2000 and 1999 (unaudited)

                       Statement of  Shareholders' Equity                     7
                       Three months ended March 31, 2000 and 1999 (unaudited)

                       Notes to Financial Statements                          8
                       Three-months ended March 31, 2000 and 1999 (unaudited)

         Item 2.  Management's Discussion and Analysis or Plan of Operations 13

Part II - Other Information

    Item 2.       Changes in Securities and Use of Proceeds                  16

    Item 6.       Exhibits and Reports on Form 8-K                           16

Signature                                                                    18

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           SALES ONLINE DIRECT, INC.
                                 BALANCE SHEETS
                                 March 31, 2000
                                  (unaudited)

                                     Assets
Current assets:
         Cash and cash equivalents                                   $2,649,249
         Accounts receivable                                             53,158
         Inventory                                                      505,137
         Prepaid expenses                                                55,336
         Other current assets                                            46,236
                                                                         ------

                  Total current assets                                3,309,116

Property and equipment, net                                             583,904
Goodwill                                                                 44,024
Other intangible assets                                                 283,300
Debt financing costs, net                                               266,250
Other assets                                                             17,667
------------                                                             ------

                           Total assets                              $4,504,261
                                                                     ==========


                      Liabilities and stockholders' equity

Current liabilities:
         Accounts payable                                              $194,151
         Accrued expenses                                               158,497
                                                                        -------

                  Total current liabilities                             352,648
                                                                        -------

Convertible Debt                                                      2,575,945
                                                                      ---------

Stockholders' equity:
         Common stock, $.001 par value, 100,000,000 shares
         authorized; 47,056,140 shares issued and outstanding            47,056
         Additional paid-in capital                                   5,809,211
         Accumulated deficit                                         (3,714,129)
         Unearned compensation                                         (566,470)
                                                                       ---------

                  Total stockholders' equity                          1,575,668
                                                                      ---------

                     Total liabilities and stockholders' equity      $4,504,261
                                                                     ==========

            See accompanying notes to unaudited financial statements

                           SALES ONLINE DIRECT, INC.
                            STATEMENTS OF OPERATIONS
                           For the three months ended
                                  (unaudited)
                                                  March 31, 2000  March 31, 1999
                                                  --------------  --------------

Revenues                                               $442,370       $157,455

Cost of revenues                                        228,566         27,249
                                                        -------         ------

Gross Profit                                            213,804        130,206

Selling, general and
   administrative expenses                              717,100        206,969
                                                        -------        -------

Loss from operations                                   (503,296)       (76,763)
                                                       ---------       --------

Other income (expense)                                                       -
    Interest expense                                 (1,014,955)             -
    Other income                                         11,293              -
                                                         ------        --------

                  Total other income (expense)       (1,003,662)             -
                                                     ----------        --------


Loss before income taxes                             (1,506,958)       (76,763)

Provision for taxes on income                                 -              -
                                                      ----------       --------

Net loss                                             (1,506,958)    $  (76,763)
                                                     ===========    ===========

Loss per share
    Basic                                              $ (0.03)    $   (0.00)
                                                      ==========    ===========

Weighted average shares                              46,836,195     43,893,912
                                                     ==========     ===========

            See accompanying notes to unaudited financial statements

                           SALES ONLINE DIRECT, INC.
                            STATEMENTS OF CASH FLOWS
                           For the three months ended
                                  (unaudited)
                                                              March 31, 2000     March 31, 1999
                                                              --------------     --------------
Operating activities:
  Net loss                                                       $(1,506,958)       $(76,763)
    Adjustments to reconcile net loss
        to net cash provided by (used in) operating
        activities
            Depreciation and amortization                             48,823           2,125
            Amortization of unearned compensation                     47,441               -
            Beneficial conversion feature of convertible debt      1,000,000               -
            Amortization of debt discount                              5,945               -
            Changes in assets and liabilities:
                 Accounts receivable                                  (4,476)          4,389
                 Inventory                                           124,592          14,006
                 Due from related parties                                              4,006
                 Accounts payable                                   (159,518)         86,574
                 Accrued expenses                                     77,014          24,728
                 Income taxes payable                                   -
                 Other, net                                          (17,344)        (10,985)
                                                                     --------        --------

                 Net cash provided by (used in) operations          (384,481)         48,080
                                                                    ---------         ------

Investing activities:
     Cash received from acquisitions                                       -          10,352
     Property and equipment additions                                 (4,671)
                                                                      -------         ------

                 Net cash provided by (used in) investing activities  (4,671)         10,352
                                                                      -------         ------

Financing activities:
         Proceeds from assignment of common stock call options        87,188               -
         Net proceeds from convertible securities                  2,300,000               -
         Proceeds form sale of warrants                              430,000               -
                                                                   ---------        --------

                  Net cash provided by financing activities        2,817,188               -
                                                                   ---------        --------

Net increase in cash and equivalents                               2,428,036          58,432

Cash and equivalents, beginning                                      221,213               -
                                                                     -------        --------

Cash and equivalents, ending                                      $2,649,249         $58,432
                                                                  ==========         =======

            See accompanying notes to unaudited financial statements


                           SALES ONLINE DIRECT, INC.
                      STATEMENTS OF CASH FLOWS (continued)
                           For the three months ended
                                  (unaudited)

                                                              March 31, 2000   March 31, 1999
                                                              --------------   --------------

Supplemental disclosures of cash flow information:

Cash paid during the period for:
         Interest                                               $        -       $        -
                                                                ============     ============

         Income taxes                                           $     5,185      $        -
                                                                ============     ============

     Supplemental schedule of Non-cash Investing and Financing Activities:

Contributions of inventories                                    $        -           769,764
                                                                ============     ============

Contribution of the net assets of World Wide Collectors Digest, Inc. were recorded at their fair values as follows:
                  Due form shareholder                           $       -       $     2,737
                  Other current assets                                   -             1,000
                  Property and equipment                                 -            29,877
                  Liabilities assumed                                    -              (385)
                  Paid-in capital                                        -            33,229


Merger of Rotman Auction, Inc. accounted for utilizing the purchase method of accounting.  The assets were recorded at their fair values as follows:
                  Cash received in the transaction                       -             9,864
                  Accounts receivable                                    -            11,841
                  Inventory                                              -            31,454
                  Due from affiliate                                     -            10,919
                  Other current assets                                   -             7,115
                  Property and equipment                                 -             1,697
                  Due to shareholder                                     -           (11,820)
                  Other liabilities assumed                              -          (129,975)
                  Goodwill                                               -            68,905


Acquisition of Internet Collectible Awards for Common Stock      $  287,500               -
and Liabilities
Consulting fees paid in common stock                                 44,835               -

            See accompanying notes to unaudited financial statements


                           SALES ONLINE DIRECT, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                   For the three months ended March 31, 2000
                                   (unaudited)


                                                       Common Stock
                                                       ------------
                                                                             Additional
                                                                               Paid-in      Accumulated    Unearned
                                                       Shares      Amount      Capital        Deficit    Compensation     Total
                                                       ------      ------      -------        -------    ------------     -----

Balance, December 31, 1999                         46,711,140     $46,711   $4,010,033     $(2,207,171)    $(613,911)  $1,235,662

Common stock issued in connection
  with call option agreement                          110,000         110         (110)              -             -            -

Common stock issued to consultant for services         35,000          35       44,800               -             -       44,835

Acquisition of Internet Collectible Awards            200,000         200      237,300               -             -      237,500

Proceeds from assignment of options                         -           -       87,188               -             -       87,188

Beneficial conversion discount                              -           -    1,000,000               -             -    1,000,000

Issuance of warrants                                        -           -      430,000               -             -      430,000

Amortization of stock-based compensation                    -           -            -               -        47,441       47,441

Net loss                                                    -           -            -      (1,506,958)            -   (1,506,958)
                                                    ----------    -------  -----------    ------------     ---------  -----------


Balance, March 31, 2000                            47,056,140     $47,056   $5,809,211     $(3,714,129)    $(566,470)  $1,575,668
                                                   ==========     =======   ==========     ===========     ==========  ==========


            See accompanying notes to unaudited financial statements

                                   UNAUDITED
                            SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   Three months ended March 31, 2000 and 1999


1.       ORGANIZATION

         On February 25, 1999, Securities Resolution Advisors, Inc. ("SRAD") purchased all of the outstanding common stock of Internet Auction, Inc. ("Internet Auction"). The acquisition was made pursuant to an Agreement and Plan of Reorganization (the "Agreement") dated January 31, 1999 between SRAD and the principal shareholders ("IA Shareholders") of Internet Auction. Pursuant to the Agreement, SRAD acquired all of the issued and outstanding shares of Internet Auction in exchange for the issuance to the IA Shareholders of an aggregate of 37,368,912 shares, representing approximately 80%, of SRAD's issued and outstanding common stock, and the business of Internet Auction became the business of SRAD. In accordance with the Agreement, after the transaction described above, the IA Shareholders were appointed to SRAD's Board of Directors and became officers of SRAD. The previously serving directors resigned from the Board.

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

         On March 7, 2000, the Company acquired Internet Collectible Awards (www.collectiblenet.com), an internet business that polls consumers and reports on the best Internet collectibles Web sites in a variety of categories. As consideration for the acquisition, the Company recorded accounts payable of $50,000 and issued 200,000 shares of the Company's common stock valued at $237,500 (based on the Company's stock price at the date of acquisition). The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price, $287,500, over the fair value of the assets acquired has been allocated to other intangible assets.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1999 which is included in the Company's Form 10KSB.

         Goodwill

         Goodwill is being amortized on a straight-line basis over an estimated useful lives of three to five years.

         Other intangible assets

         The other intangible assets acquired from Internet Collectible Awards are being amortized over their estimated useful life of five years.

         Debt financing costs

         Debt financing costs associated with the convertible debt are being amortized over the two year term of the related debt.

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

         Earnings Per Common Shares

         Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options. Convertible debt and common stock warrants and are determined using the treasury stock method. The potential common shares have been excluded from the computation of diluted earnings per share because they were antidilutive as a result of the Company's net loss for the year.

3.       COMMON STOCK

         Call Option Agreement

         In connection with the Agreement described in Note 1, on February 25, 1999, SRAD entered into a Call Option Agreement ("Option Agreement") with Universal Funding, Inc. (Universal), a shareholder of SRAD and a beneficial owner of 3,000,000 shares of SRAD's common stock. Under the Agreement, Universal agreed to grant certain options to SRAD to acquire 2,000,000 shares of SRAD's common stock owned by Universal. The options consist of 1,000,000 shares at $.50 per share exercisable through February 25, 2000 and 1,000,000 shares at $.75 per share exercisable through February 25, 2001. The exercise price was reduced to $.375 per share through April 30, 1999.

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

         In March 2000, the Company assigned options to purchase 142,500 shares of stock from Universal to certain individuals in exchange for $87,188, which was added to the paid-in capital of the Company.

         At March 31, 2000, the Company had a balance of 497,500 shares remaining under the agreement with an exercise price of $.75 and an expiration date of February 25, 2001.

4.       INCOME TAXES

         There was no provision for income taxes for the periods ended March 31, 2000 or 1999 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

         The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

         At March 31, 2000 the Company has federal and state net operating loss carryforwards of approximately $2,200,000 available to offset future taxable income that will expire in 2020.

5.       CONVERTIBLE DEBT FINANCING

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

         Had the Buyer converted the note on March 23, 2000, the Buyer would have received $4,000,000 in aggregate value of the company's common stock upon the conversion of the $3,000,000 convertible note. As a result, for the period ended March 31, 2000, the intrinsic value of the beneficial conversion feature of $ 1,000,000 has been allocated to debt discount and additional paid-in capital. Since the debt was convertible at date of issuance, the debt discount was charged to interest expense in the period ended March 31, 2000.

         In connection with the Agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants are exercisable on June 23, 2000 and expire on March 31, 2005. The fair value of the warrants granted is estimated to be $430,000 using the Black-Scholes option-pricing model. The amount of the proceeds allocated to the warrants results in a debt discount of $430,000 which will be amortized as additional interest expense during the two years ending March 23, 2002. Amortization of $5,945 has been charged to operations during the three months ended March 31, 2000.

         In addition, the Company entered into a Registration Rights Agreement, whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC), within 180 days of the closing date, covering the common stock to be issued upon the conversion of the convertible note and stock purchase warrants. All fees and expenses related to the registration of the common stock will be paid by the Company. Estimated fees and expenses to be incurred in connection with this agreement in the amount of $35,000 have been accrued during the three months ended March 31, 2000.

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

         Expenses incurred in connection with the sale of the convertible debentures amounted to $270,000. These expenses are being amortized to expense over the term of the convertible debentures.

         Issuance of Common Stock

         On February 17, 2000, the Company issued 75,000 shares of its common stock to Universal Funding, Inc. for payment of certain fees due in connection with the granting of the common stock call options and temporary reduction of the call option exercise price. In addition, the Company issued 35,000 shares of its common stock to an investment consultant for service rendered in connection with the common stock option grant transactions. The aggregate value of the common stock issued was $140,000 treated as a cost of raising capital, with no impact on the net worth of the Company. Also, the Company issued 35,000 shares to a consultant for services rendered in the first quarter of 2000.

         The fair value of the shares issued, $44,800, was charged to expense and added to additional paid in capital in the first quarter of 2000.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

         Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this 10-QSB. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Exhibit 99.1, "Risk Factors", in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

Overview

         The Company's primary business is collectibles. Because of the large growth in both the online auction and e-commerce industries, and the concomitant increase in mergers and strategic alliances, the Company has focused its resources and efforts to create a unique suite of Internet applications for the collectibles industry that includes a collectibles portal, a global auction search and a research center. All visitors to the Company's new website at "www.collectingexchange.com" will be able to use the collectibles portal and establish home pages tailored to their individual preferences and needs.


Results of operations

         The following discussion compares the Company's results of operations for the three months ended March 31, 2000, with those for the three months ended March 31, 1999. The Company's consolidated financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

         Revenue. For the three months ended March 31,2000 revenue was $442,370, substantially all of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. This represents an increase of approximately $284,915, or 180%, for the three-month period ended March 31, 2000 from the corresponding period of the prior fiscal year, in which revenue was $157,455. Gross profit for the three months ended March 31, 2000 was $213,804 compared with $130,206 for the comparable 1999 quarter. The primary reason for the change is that, since the third quarter 1999, the Company switched from an 80% consignment model to approximately 20% consignment sales. As a result, most of the Company's sales consist of Company-owned product.

         Sales, General, and Administrative Expenses. Sales, general and administrative ("SG&A") expenses during the quarter ended March 31, 2000 were $717,100, compared to $206,969 for the quarter ended March 31, 1999. The increase in SG&A costs include professional fees for the three months ended March 31, 2000 of $87,000, some of which is attributable to the Company's financing activities. SG&A also included marketing and advertising costs of approximately $81,000 for the quarter ended March 31, 2000, compared to $28,000 for the quarter ended March 31, 1999. Marketing expenses were primarily attributable to print and online marketing and advertising programs designed to create brand awareness for the Company's online sites. Personnel salaries, consulting fees and recruitment expenses were approximately $238,000, the majority of which were paid to engineers devoted to supporting, enhancing and developing the Company's software systems and products. The Company believes that significant investments in product development are required to remain competitive and handle increased growth.

         Loss. As a result of the Company's financing activities, the Company sustained a $1,000,000 one-time charge to earnings associated with the beneficial conversion discount in the convertible debt. Consequently, the Company realized a loss for the quarter ended March 31, 2000 of $1,506,958, or approximately ($.03) per share.

         Inflation. The Company believes that inflation has not had a material effect of its results of operations.

Working Capital and Lquidity

         Cash and cash equivalents were $2,649,249 at March 31, 2000, compared to $58,432 at March 31, 1999.

         In March 2000, the Company assigned options to purchase 142,000 shares of the Company's common stock from Universal Funding Inc. The net proceeds to the Company were approximately $87,188.

         On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000, due March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The note is convertible into common stock at a conversion price equal to the lesser of: (1) one hundred ten percent (110%) of the lowest of the closing bid price for the common stock for the five (5) trading days prior to March 23, 2000, or (2) seventy-five percent (75%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Had the Buyer converted the note on March 23, 2000, the Buyer would have received $4,000,000 in aggregate value of the company's common stock upon the conversion of the $3,000,000 convertible note. As a result, the intrinsic value of the beneficial conversion feature of $1,000,000 was allocated to debt discount and additional paid-in capital. Since the debt was convertible at date of issuance, the debt discount was charged to interest expense in the period ended March 31, 2000.

         In connection with the Agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants expire on March 31, 2005. The fair value of the warrants granted is estimated to be $430,000 using the Black-Scholes option-pricing model. The amount of the proceeds allocated to the warrants results in a debt discount of $430,000 which will be amortized as additional interest expense during the two years ending March 23, 2002. Amortization of $5,945 has been charged to operations during the three months ended March 31, 2000.

         In addition, the Company entered into a Registration Rights Agreement, whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC), within 180 days of the closing date, covering the common stock to be issued upon the conversion of the convertible note and stock purchase warrants. All fees and expenses related to the registration of the common stock will be paid by the Company. Estimated fees and expenses to be incurred in connection with this agreement in the amount of $35,000 have been accrued during the three months ended March 31, 2000.

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

                           PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) On February 17, 2000, the Company issued 75,000 shares of its common stock to Universal Funding, Inc. for payment of certain fees due in connection with the granting of the common stock call options and temporary reduction of the call option exercise price. In addition, the Company issued 35,000 shares of its common stock to an investment consultant for service rendered in connection with the common stock option grant transactions. Also, the Company issued 35,000 shares to a consultant for services rendered in the first quarter of 2000.

         In March 2000, the Company assigned options to investors to purchase 142,500 shares of the Company's common stock from Universal Funding, Inc. The net proceeds to the Company were approximately $87,188. Such transaction is exempt from registration under Section 4(2) of the Securities Act of 1933. The transaction was privately negotiated and the offeree and purchaser was an accredited investor that represented that it acquired the option for its own account. No public offering or public solicitation was used by the registrant in the placement of these securities.

         On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000, due March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The note is convertible into common stock at a conversion price equal to the lesser of: (1) one hundred ten percent (110%) of the lowest of the closing bid price for the common stock for the five (5) trading days prior to March 23, 2000, or (2) seventy-five percent (75%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. In connection with the Agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants expire on March 31, 2005. Such transaction is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The transaction was privately negotiated and the purchaser was an accredited investor that represented that it acquired the convertible note and warrants for its own account. No public offering or public solicitation was used by the registrant in the placement of these securities.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit No.

27       Financial Data Schedule

(b)      Reports on Form 8-K:

                  On March 29, 2000, the Company filed a Form 8-K disclosing that the Company's Board of Directors approved the termination of the accounting services provided by Stephen P. Higgins, C.P.A. on March 28, 2000 and had also previously approved the, on March 24, 2000, the appointment of Wolf & Company, P.C. as the Company's independent certified accountants to provide accounting and auditing services for the year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2000                      SALES ONLINE DIRECT INC.
                                         Registrant

                                         /s/ Gregory P. Rotman
                                         --------------------------------------
                                         Gregory Rotman, President


                                         /s/ Richard S. Rotman
                                         --------------------------------------
                                         Chief Financial Officer, Vice President
                                         and Secretary

                                LIST OF EXHIBITS

Exhibit No.                Description
-----------                -----------

27.1                       Financial Data Schedule