Form 10QSB
period 2000-06-30
SALES ONLINE DIRECT INC
filed 2000-08-11
CIK 1017655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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

                        Yes X      No
                            ----      ----




         As of August 1, 2000, the issuer had outstanding 47,056,140 shares of its Common Stock, par value $.001 per share.


                  Transitional Small Business Disclosure Format

                        Yes         No X
                            ----       ----

                            Sales Online Direct, Inc.
                                   Form 10-QSB
                    For the three months ended June 30, 2000

                                TABLE OF CONTENTS

Part I - Financial Information

         Item 1.   Financial Statements

                   Balance Sheet -
                   June 30, 2000 (unaudited)...................................3

                   Statements of Operations--
                   Three and Six months ended June 30, 2000 and
                   1999 (unaudited)............................................4

                   Statements of Cash Flows -
                   Six-months ended June 30, 2000 and
                   1999 (unaudited)..........................................5-6

                   Statements of Shareholders' Equity -
                   Six-months ended June 30, 2000 and 1999
                   (unaudited).................................................7

                   Notes to Financial Statements
                   Six-months ended March 31, 2000 and 1999.................8-13

         Item 2.   Management's Discussion and Analysis or
                   Plan of Operations .....................................14-17

  Part II - Other Information

         Item 1.       Legal Proceedings......................................18

         Item 2.       Changes in Securities and Use of Proceeds..............19

         Item 3.       Defaults Upon Senior Securities........................19

         Item 4.       Submission of Matters to a Vote of Security Holders....19

         Item 5.       Other Information .....................................19

         Item 6.       Exhibits and Reports on Form 8-K.......................19

         Signatures...........................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                            SALES ONLINE DIRECT, INC.
                                 BALANCE SHEET
                                  June 30, 2000
                                   (unaudited)

                                     Assets

Current assets:

    Cash and cash equivalents                                                                         $ 1,467,180
    Accounts receivable                                                                                    28,494
    Inventory                                                                                             726,749
    Marketable securities                                                                                 127,178
    Prepaid expenses                                                                                       98,484
    Other current assets                                                                                   45,806
                                                                                                           ------

             Total current assets                                                                       2,493,891

Property and equipment, net                                                                               605,118
Goodwill                                                                                                   38,281
Other intangible assets                                                                                   268,925
Debt financing costs, net                                                                                 232,500
Other assets                                                                                               16,667
                                                                                                           ------

                         Total assets                                                                 $ 3,655,382
                                                                                                      ===========

                      Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                                                  $    47,288
    Accrued expenses                                                                                      420,401
                                                                                                          -------

             Total current liabilities                                                                    467,689
                                                                                                          -------

Convertible Debt                                                                                        2,629,696
                                                                                                        ---------

Stockholders' equity:
    Common stock, $.001 par value, 100,000,000 shares
             authorized; 47,056,140 shares issued and outstanding                                          47,056
    Additional paid-in capital                                                                          5,809,211
    Accumulated deficit                                                                                (4,776,425)
    Unearned compensation                                                                                (521,845)
                                                                                                         --------

             Total stockholders' equity                                                                   557,997
                                                                                                          -------

                         Total liabilities and stockholders' equity                                   $ 3,655,382
                                                                                                      ===========


            See accompanying notes to unaudited financial statements


                            SALES ONLINE DIRECT, INC
                            STATEMENTS OF OPERATIONS
                                   (unaudited)




                                        Three months      Six months   Three months     Six months
                                        ended June 30,  ended June 30,  ended June      ended June
                                           2000              2000       30, 1999         30, 1999
                                           ----              ----       --------         --------

Revenues                               $    327,927    $    770,297    $    155,189    $    312,644

Cost of revenues                            356,532         585,098          46,582          73,831
                                            -------         -------          ------          ------

Gross Profit (Loss)                         (28,605)        185,199         108,607         238,813
Selling, general and
   adminsitrative expenses                  903,223       1,620,323         583,458         790,367
                                            -------       ---------         -------         -------

Loss from operations                       (931,828)     (1,435,124)       (474,851)       (551,554)
                                           --------      ----------        --------        --------

Other income (expense)
   Interest expense                        (147,501)     (1,162,456)           --              --
   Other income                              17,033          28,326          45,706          45,706
                                             ------          ------          ------          ------

     Total other income (expense)          (130,468)     (1,134,130)         45,706          45,706
                                           --------      ----------          ------          ------

Loss before income taxes                 (1,062,296)     (2,569,254)       (429,145)       (505,848)

Provision for taxes on income                  --              --              --              --
                                         ----------      ----------    ------------        --------
Net loss                                 (1,062,296)     (2,569,254)   $    429,145        (505,848)
                                         ----------      ----------    ------------        --------

Loss per share
   Basic                               $      (0.02)   $      (0.05)   $      (0.01)   $      (0.01)
                                       ------------    ------------    ------------    ------------

Weighted average shares                  47,056,140      46,946,167      46,711,140      43,820,727
                                         ==========      ==========      ==========      ==========



         See accompanying notes to unaudited financial statements


                                                SALES ONLINE DIRECT, INC.
                                                STATEMENTS OF CASH FLOWS
                                                For the six months ended
                                                       (unaudited)

                                                                   June 30, 2000  June 30, 1999

Operating activities:
 Net (loss)                                                        $(2,569,254)   $  (505,848)
  Adjustments to reconcile net (loss)
   to net cash (used in) operating
   activities
      Depreciation and amortization                                    138,763         12,038
      Amortization of unearned compensation                             92,066
      Realized (gain) on marketable securities                         (20,112)       (18,823)
      Unrealized (gain) loss on marketable securities                   20,952        (18,557)
      Beneficial converstion feature                                 1,000,000
      Amortization of debt discount                                     59,696
      Changes in assets and liabilities:
         Accounts receivable                                            20,188         (6,392)
         Inventory                                                     (97,020)       (98,177)
         Due from related parties                                         --            4,006
         Accounts payable                                             (306,381)         9,065
         Accrued expenses                                              338,918        106,456
         Other, net                                                    (60,062)      (112,227)
                                                                       -------       --------

             Net cash (used in) operations                          (1,391,246)      (628,459)
                                                                    ----------       --------

Investing activities:
 Acquisition of marketable securities                                 (382,575)      (987,391)
 Proceeds from sales of marketable securities                          263,557        789,992
 Acqusition of Securities Resolution Advisors, Inc.                       --              488
 Merger with Rotman Auction, Inc.                                         --            9,864
 Property and equipment additions                                      (60,957)       (50,697)
                                                                       -------        -------

             Net cash (used in) investing activities                  (179,975)      (237,744)
                                                                      --------       --------

Financing activities:
 Proceeds from assignment of common stock call options                  87,188      2,450,000
 Net proceeds from convertible securities                            2,300,000           --
 Proceeds form sale of warrants                                        430,000           --
                                                                       -------      ---------

             Net cash provided by financing activities               2,817,188      2,450,000
                                                                     ---------      ---------

Net increase in cash and equivalents                                 1,245,967      1,583,797

Cash and equivalents, beginning                                        221,213           --
                                                                       -------     ----------

Cash and equivalents, ending                                       $ 1,467,180    $ 1,583,797
                                                                   ===========    ===========

                                See accompanying notes to unaudited financial statements



                            SALES ONLINE DIRECT, INC.
                      STATEMENTS OF CASH FLOWS (continued)
                            For the six months ended
                                   (unaudited)


                                                                                 June 30, 2000  June 30, 1999
                                                                                 -------------  -------------

                                   Supplemental disclosures of cash flow information:

Cash paid during the period for :
        Interest                                                                    $    --     $    --
                                                                                    =========   ==========

        Income taxes                                                                $   5,185   $    --
                                                                                    =========   ==========

      Supplemental schedule of Non-cash Investing and Financing Activities:

Contributions of inventories                                                        $    --     $ 769,764
                                                                                    =========   ==========

Contribution of the net assets of World Wide Collectors Digest, Inc. were recorded at their fair values as follows:
                   Due form shareholder                                             $    --     $   2,737
                   Other current assets                                                  --         1,000
                   Property and equipment                                                --        29,877
                   Liabilities assumed                                                   --          (385)
                   Paid-in capital                                                       --        33,229

Merger of Rotman Auction, Inc. accounted for utilizing the purchase method of accounting.  The assets were recorded at their fair values as follows:
                   Cash received in the transaction                                      --         9,864
                   Accounts receivable                                                   --        11,841
                   Inventory                                                             --        31,454
                   Due from affiliate                                                    --        10,919
                   Other current assets                                                  --         7,115
                   Property and equipment                                                --         1,697
                   Due to shareholder                                                    --       (11,820)
                   Other liabilities assumed                                             --      (129,975)
                   Goodwill                                                              --        68,905

Acquisition of Internet Collectible Awards
        for Common stock and liabilities                                            $ 287,500
Consulting fees paid in common stock                                                   44,835

            See accompanying notes to unaudited financial statements




                            SALES ONLINE DIRECT, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                     For the six months ended June 30, 2000
                                   (unaudited)


                                                     Common Stock         Additional
                                                  ------------------       Paid-in       Accumulated     Unearned
                                                  Shares      Amount       Capital         Deficit      Compensation   Total
                                                  ------      ------       -------         -------      ------------   -----

Balance, December 31, 1999                       46,711,140   $ 46,711   $ 4,010,033    $(2,207,171)   $  (613,911)   $ 1,235,662

Common stock issued in connection with
 call option agreement                              110,000        110          (110)          --             --             --

Common stock issued to consultant for services       35,000         35        44,800           --             --           44,835

Acqusition of Internet Collectible Awards           200,000        200       237,300           --             --          237,500

Proceeds from assignment of options                    --         --          87,188           --             --           87,188

Beneficial conversion discount                         --         --       1,000,000           --             --        1,000,000

Issuance of warrants                                   --         --         430,000           --             --          430,000

Amortization of stock-based compensation               --         --            --             --           92,066         92,066

Net loss                                               --         --            --       (2,569,254)          --       (2,569,254)
                                                ----------   --------   ------------    -----------    -----------    -----------

Balance, June 30, 2000                          47,056,140   $ 47,056    $ 5,809,211    $(4,776,425)   $  (521,845)   $   557,997
                                                ==========   ========    ===========    ===========    ===========    ===========



            See accompanying notes to unaudited financial statements

                            SALES ONLINE DIRECT, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     Six months ended June 30, 2000 and 1999

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

         On March 7, 2000, the Company acquired Internet Collectible Awards (www.collectiblenet.com), an internet business that polls consumers and reports on the best Internet collectibles Web sites in a variety of categories. As consideration for the acquisition, the Company recorded accounts payable of $50,000 and issued 200,000 shares of the Company's common stock valued at $237,500 (based on the Company's stock price at the date of acquisition). The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price, $287,500, over the fair value of the assets acquired has been allocated to other intangible assets. (See Note 6)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Marketable Securities

         Marketable securities are classified as trading and are stated at fair value.

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

         For sales of merchandise under consignment-type arrangements, the Company takes physical possession of the merchandise, but is not obligated to, and does not, take title to or ownership of the merchandise. When an auction is completed, consigned merchandise which has been sold is shipped to the customer upon receipt of payment. The Company recognizes the net commission and service revenues relating to the consigned merchandise upon receipt of the gross sales proceeds. The Company then releases the net sales proceeds to the Consignor.

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

         Earnings per share

         Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options, convertible debt and common stock warrants and are determined using the treasury stock method. The potential common shares have been excluded from the computation of earnings per share because they were antidilutive as a result of the Company's net loss for the period.

        Fair Value of Financial Instruments

         The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and marketable securities, approximate fair value. The fair value of the convertible debt, based upon the market value of the common stock and the terms of the note, is estimated to be $4.0 million.

3.       COMMON STOCK

         Call Option Agreement

         In connection with the agreement described in Note 1, on February 25, 1999 SRAD entered into a Call Option Agreement ("Option Agreement") with Universal Funding, Inc. (Universal), a shareholder of SRAD and a beneficial owner of 3,000,000 shares of SRAD's common stock. Under the Agreement, Universal agreed to grant certain options to SRAD to acquire 2,000,000 shares of SRAD's common stock owned by Universal. The options consist of 1,000,000 shares at $.50 per share exercisable through February 25, 2000 and 1,000,000 shares at $.75 per share exercisable through February 25, 2001. The exercise price was reduced to
 .375 per share through April 30, 1999.

         In addition, the Company assigned options to purchase 160,000 shares of stock from Universal to Richard Singer, the former President of SRAD, for services rendered to SRAD in connection with the acquisition of Internet Auction, Inc. Also, the Company assigned options to purchase 700,000 shares of stock from Universal to Steven Rotman, the father of Richard and Gregory Rotman, in connection with the acquisition of certain inventories.

         In April 1999, the Company assigned options to purchase 500,000 shares of stock from Universal to certain individuals in exchange for $2,450,000, which was added to the paid-in capital of the Company.

         In March 2000 the Company assigned options to purchase 142,500 shares of stock from Universal to certain individuals in exchange for $87,188, which was added to the paid-in capital of the Company.

         At June 30, 2000, the Company had a balance of 497,500 shares remaining under the agreement with an exercise price of $.75 and an expiration date of February 25, 2001.

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

4.       INCOME TAXES

         There was no provision for income taxes for the periods ended June 30, 2000 or 1999 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

         The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

         At June 30, 2000 the Company has federal and state net operating loss carryforwards of approximately $3,260,000 available to offset future taxable income that will expire in 2020.

5.       CONVERTIBLE DEBT FINANCING

         On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company issued an 8% convertible note in the amount of $3,000,000, due March 31, 2002 to Augustine Fund, L.P. (the "Buyer").

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

         In connection with the Agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants are exercisable on June 23, 2000 and expire on March 31, 2005. The fair value of the warrants granted is estimated to be $430,000 using the Black-Scholes option-pricing model. The amount of the proceeds allocated to the warrants results in a debt discount of $430,000 which will be amortized as additional interest expense during the two years ending March 23, 2002. Amortization of $5,945 and $59,696 has been charged to operations during the three and six months ended June 30, 2000, respectively.

         In addition, the Company entered into a Registration Rights Agreement, whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC), within 180 days of the closing date, covering the common stock to be issued upon the conversion of the convertible note and stock purchase warrants. All fees and expenses related to the registration of the common stock will be paid by the Company. Estimated fees and expenses to be incurred in connection with this agreement in the amount of $35,000 have been accrued during the six months ended June 30, 2000.

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

         Expenses incurred in connection with the sale of this convertible note amounted to $270,000. These expenses are being amortized to interest expense over the term of the convertible note.

6.       LITIGATION

         On June 1, 2000, the Company filed a lawsuit against Marc Stengel, a director, stockholder and Executive Vice President of the Company seeking damages against Stengel for actions taken, or not taken, that the Company alleges are in breach of his fiduciary duty and otherwise adversely impact the Company. The lawsuit also alleges that the acquisition of the Internet Collectible Awards discussed in note 1 was a related party transaction.

         Various motions and responses have been filed in connection with this matter. As of August 11, 2000 the Court has not ruled on these matters and discovery has not yet begun.

         Greg Rotman, President and CEO of the Company, has called a special meeting of the stockholders to be held on September 7, 2000 for the election of directors. Greg and Richard Rotman, who are brothers, have filed proxy solicitation materials with the SEC. No other party has filed any proxy solicitation materials.

         The Company is unable to predict the ultimate outcome of the litigation described above.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
               ----------------------------------------------------------

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

         Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this Form 10-QSB. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Exhibit 99.1, "Risk Factors", in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

Overview

         The Company's primary business is collectibles. The Company's online collectibles site is located at "www.salesonlinedirect.com." In order to take advantage of the tremendous growth in both the online auction and e-commerce industries, the Company is now focused on the creation of a unique and multi-faceted internet collectibles market place that services all aspects of the purchase, ownership and sale of collectibles. Our mission is to become the premier internet collectibles site consisting not only of a collectibles portal but also a global auction search and research center. We will derive revenues from the sale at auction of collectibles from our own inventory as well as from merchandise under consignment type arrangements with the public through our Rotman Auction division; sale of advertising on our website; and fees for services such as appraisals and gradings. The Company's new website, which can also be accessed through the Company's primary website, is located at "www.collectingexchange.com".

Results of Operations

         The following discussion compares the Company's results of operations for the three months ended June 30, 2000, with those for the three months ended June 30, 1999. The Company's financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

            Revenue. For the three months ended June 30, 2000 revenue was $328,000, substantially all of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. This represents an increase of approximately $173,000, or 112% from the three-month period ended June 30, 1999, in which revenue was $155,000. The primary reason for the increase is that, since the third quarter 1999, the

Company switched from an 80% consignment model to approximately 20% consignment sales. We purchase these collectibles from dealers and collectors and assume the inventory and price risks of these items sold. Due to the inherently unpredictable nature of auctions, it is impossible to determine with certainty whether an item will sell for more than the price we paid. Most of the Company's sales consist of Company-owned product. Loss from product sales (gross loss) for the three months ended March 31, 2000 was $28,000, compared with a gross profit of $109,000 for the comparable 1999 quarter. The loss is a result of the Company auctioning lower margin, slower moving merchandise during the second quarter while reserving the higher margin and faster moving inventory for sale in the third and fourth quarters. The Company believes this will result in better prices and gross profit.

         Sales, General, and Administrative Expenses. Sales, general and administrative ("SG&A") expenses for the three months ended June 30, 2000 were $903,000, compared to $583,000 for the three months ended June 30, 1999. The increase in SG&A costs includes an increase in professional fees of $163,000, which are primarily attributable to the Company's legal activities. Marketing and advertising costs decreased by approximately $37,000 from the three months ended June 30, 1999. Marketing expenses were primarily attributable to print and online marketing and advertising programs designed to create brand awareness for the Company's online sites. The Company also incurred expenses relating to the closing of the Maryland office and moving of the Company's Internet infrastructure to Massachusetts in June 2000. In addition the Company made investments in product development that it believes are required to remain competitive and handle increased growth.

         Interest expense. The Company sustained charges associated with the issuance of a $3,000,000 convertible note and warrants. See "Working Capital and Liquidity" below.

         Loss. The Company realized a loss for the three months ended June 30, 2000 of $1,062,000, or ($.02) per share as compared to a loss of $429,000, or ($.01) per share for the three months ended June 30, 1999.

         The following discussion compares the Company's results of operations for the six months ended June 30, 2000, with those for the six months ended June 30, 1999.

         Revenue. For the six months ended June 30, 2000 revenue was $770,000, substantially all of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. This represents an increase of approximately $457,000 or 146% from the six-month period ended June 30, 1999 in which revenue was $313,000. The primary reason for the increase is that, since the third quarter 1999, the Company switched from an 80% consignment model to approximately 20% consignment sales. As a result, most of the Company's sales consist of Company-owned product. Gross profit for the six months ended June 30, 2000 was $185,000 compared with $239,000 for the six months ended June 30, 1999.

         Sales, General, and Administrative Expenses. Sales, general and administrative ("SG&A") expenses during the six months ended June 30, 2000 were $1,620,000 compared to $790,000 for the six months ended June 30, 1999. The increase in SG&A costs includes professional fees ($158,000), which are primarily attributable to the Company's legal activities, personnel related costs ($306,000), depreciation and amortization ($89,000) and computer expenses ($89,000). Marketing and advertising costs decreased by approximately $69,000 from the six months ended June 30, 1999. The Company also incurred expenses relating to the closing of the Maryland office and moving of the Company's Internet infrastructure to Massachusetts in June 2000. In addition the Company made investments in product development that it believes are required to remain competitive and handle increased growth.

         Interest expense. The Company sustained charges associated with the issuance of a $3,000,000 convertible note and warrants as well as a $1,000,000 one time charge associated with the beneficial conversion feature in that debt. See "Working Capital and Liquidity" below.

         Loss. The Company realized a loss for the six months ended June 30, 2000 of $2,569,000, or ($.05) per share, compared to $506,000 or ($.01) per share for the six months ended June 30, 1999.

         Inflation. The Company believes that inflation has not had a material effect of its results of operations.

Working Capital and Liquidity

         Cash and cash equivalents were $1,467,000 at June 30, 2000, compared to $1,584,000 at June 30, 1999.

         On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000, due March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The note is convertible into common stock at a conversion price equal to the lesser of: (1) one hundred ten percent (110%) of the lowest of the closing bid price for the common stock for the five (5) trading days prior to March 23, 2000, or (2) seventy-five percent (75%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Had the Buyer converted the note on March 23, 2000, the Buyer would have received $4,000,000 in aggregate value of the company's common stock upon the conversion of the $3,000,000 convertible note. As a result, the intrinsic value of the beneficial conversion feature of $1,000,000 has been allocated to debt discount and additional paid-in capital. Since the debt was convertible at date of issuance, the debt discount was charged to earnings during the quarter ended March 31, 2000.

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


         If the Registration Statement is not declared effective by the SEC on or before September 30, 2000, then, with respect to any portion of the note not previously converted into common stock, the applicable conversion percentage will decrease by two percent (2%) each thirty day period until the Registration Statement is declared effective by the SEC. If the SEC has not declared the Registration Statement effective within one year after March 23, 2000, the applicable conversion percentage shall be fifty percent (50%).

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         The Company's Board of Directors consists of Gregory Rotman and Richard Rotman, who are brothers, and Hannah Kramer ("Kramer") and Marc Stengel ("Stengel"), who are aunt and nephew. On May 5, 2000, the Company's President and CEO advised Stengel in writing that the Company's Maryland office was being closed and that Stengel was relieved of his duties at that office.

         On June 1, 2000, the Company filed a lawsuit against Stengel, a director, stockholder and the Executive Vice President of the Company, Case No. WMN00CV1621, in the US District Court for the District of Maryland (Northern Division). The complaint seeks damages against Stengel for actions taken or failed to be taken that the Company alleges are in breach of his fiduciary duty. The complaint further alleges that Stengel made intentional misrepresentations to, and concealed material facts from, the other executive officers of the Company, engaged in constructive fraud with the respect to the Company and converted the Company's property to his own benefit.

         On June 7, 2000, the Company's President and CEO advised Stengel in writing that his employment with the Company was terminated. On June 16, 2000 Stengel commenced an action in the Delaware Court of Chancery, C.A. No. 18109 (the "Delaware Action") seeking, among other things, a determination from the Court that he was improperly removed as an officer and director of the Company and should be reinstated as such, and that the Rotmans be ordered to dismiss the Maryland action.

         On June 26, 2000, Stengel filed a Motion to Dismiss the Maryland lawsuit on the basis that the Company lacked the authority to bring the action in that the Board did not authorize the filing of the suit.

         On July 10, 2000, the Company filed an Opposition to Stengel's Motion to Dismiss asserting, among other things, that the filing of suit was properly authorized by the Company's President and CEO acting in his capacity as such. On July 21, 2000, Stengel filed a Memorandum in Reply to the Company's Opposition to Stengel's Motion to Dismiss. As of August 11, 2000, the Court has not ruled on Stengel's Motion to Dismiss.

         On July 20, 2000, Gregory Rotman, the President and CEO of the Company, called a special meeting of its stockholders to be held on September 7, 2000 for the election of directors. Gregory Rotman and Richard Rotman have nominated themselves, Andrew Pilaro and John Martin for election to the Company's board and have filed proxy soliciting materials with the SEC in support of their slate. No other nominations have been received by the Company and no proxy soliciting materials have been filed by any other party. On July 27, 2000, the Court of Chancery entered an order staying the Delaware Action pending the outcome of the special meeting of shareholders.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

None

ITEM 5.  OTHER INFORMATION
         -----------------

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits:

Exhibit No.
-----------

27       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2000             SALES ONLINE DIRECT INC.
                                   Registrant



                                   /s/ Gregory Rotman
                                   ---------------------------------------------

                                   Gregory Rotman, President




                                   /s/ Richard Rotman
                                   ---------------------------------------------
                                   Richard Rotman, Chief Financial Officer,
                                   Vice President and Secretary

                                LIST OF EXHIBITS

Exhibit No.                Description
-----------                -----------

27.1                       Financial Data Schedule