Form 10QSB
period 2000-09-30
SALES ONLINE DIRECT INC
filed 2000-11-14
CIK 1017655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


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

     (2)  has been subject to such filing requirements for the past 90 days.

                                     Yes x  No
                                        ---    ---

          As of October 31, 2000, the issuer had outstanding 47,056,140 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                                   Yes     No X
                                      ---    ---

                            Sales Online Direct, Inc.
                                  Form 10-QSB
                  For the nine months ended September 30, 2000

                               TABLE OF CONTENTS
                               -----------------

Part I - Financial Information

         Item 1.           Financial Statements

                           Balance Sheet -
                           September 30, 2000 (unaudited)......................3

                           Statements of Operations -
                           Three and Nine months ended September 30, 2000 and
                           1999 (unaudited)....................................4

                           Statements of Cash Flows -
                           Nine months ended September 30, 2000 and
                           1999 (unaudited)..................................5-6

                           Statements of Changes in Stockholders' Deficit -
                           Nine months ended September 30, 2000 and 1999
                           (unaudited).........................................7

                           Notes to Financial Statements
                           Nine-months ended September 30, 2000 and 1999....8-15

         Item 2.           Management's Discussion and Analysis or
                           Plan of Operations.................................16

Part II - Other Information

  Item 1.           Legal Proceedings.........................................19

  Item 2.           Changes in Securities and Use of Proceeds.................20

  Item 3.           Defaults Upon Senior Securities...........................20

  Item 4.           Submission of Matters to a Vote of Security Holders.......20

  Item 5.           Other Information ........................................20

  Item 6.           Exhibits and Reports on Form 8-K..........................20

  Signature...................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                            SALES ONLINE DIRECT, INC
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000


                                     Assets

Current assets:
   Cash and cash equivalents                                                                    $   831,589
   Inventory                                                                                        729,812
   Marketable securities                                                                             31,041
   Prepaid expenses                                                                                  97,348
   Other current assets                                                                              46,105
                                                                                                -----------
      Total current assets                                                                        1,735,895

Property and equipment, net                                                                         581,625
Goodwill                                                                                             32,539
Other intangible assets                                                                             254,550
Debt financing costs, net                                                                           198,750
Other assets                                                                                         15,667
                                                                                                -----------
        Total assets                                                                            $ 2,819,026
                                                                                                ===========
                      Liabilities and stockholders' deficit

Current liabilities:
   Accounts payable                                                                             $     87,081
   Accrued expenses                                                                                  357,781
                                                                                                ------------
      Total current liabilities                                                                      444,862
                                                                                                ------------
Convertible Debt                                                                                   2,683,446
                                                                                                ------------
Stockholders' deficit:
   Common stock, $.001 par value, 100,000,000 shares
      authorized; 47,056,140 shares issued and outstanding                                            47,056
   Additional paid-in capital                                                                      5,809,211
   Accumulated deficit                                                                            (5,691,145)
   Unearned compensation                                                                            (474,404)
                                                                                                ------------
      Total stockholders' deficit                                                                   (309,282)
                                                                                                ------------
        Total liabilities and stockholders' deficit                                             $  2,819,026
                                                                                               =============

            See accompanying notes to unaudited financial statements


                            SALES ONLINE DIRECT, INC.
                             STATEMENTS OF OPERATION
                                   (unaudited)

                                               Three months      Nine months         Three months        Nine months
                                                  ended             ended                ended              ended
                                               September 30,     September 30,       September 30,       September 30,
                                                   2000              2000                1999                1999
                                               -------------     -------------       -------------       -------------
Revenues                                       $  461,554        $   1,007,692       $    380,148        $  692,792

Cost of revenues                                  429,511              790,449            363,232           437,063
                                                  -------           ----------            -------           -------
Gross Profit                                       32,043              217,243             16,916           255,729

Selling, general and
   administrative expenses                        825,169            2,445,492            665,520         1,456,714
                                                  -------            ---------            -------         ---------

Loss from operations                             (793,126)          (2,228,249)          (648,604)       (1,200,985)
                                                 --------            ---------            -------         ---------

Other income (expense)
   Interest expense                              (147,500)          (1,309,956)                 -                 -
   Other income (expense)                          25,905               54,231            (89,927)          (43,394)
                                                  -------            ---------             ------            ------

      Total other income (expense)               (121,595)          (1,255,725)           (89,927)          (43,394)
                                                  -------            ---------             ------            ------

Loss before income taxes                         (914,721)          (3,483,974)          (738,531)       (1,244,379)

Provision for taxes on income                           -                    -                  -                 -
                                                 --------            ---------            -------         ---------

Net loss                                       $ (914,721)       $  (3,483,974)          (738,531)      $(1,244,379)
                                         ================     ================    ================     ============

Loss per share
   Basic                                       $   (0.019)       $      (0.074)     $      (0.016)      $    (0.028)
                                         ================     ================    ===============    ==============

Weighted average shares                        47,056,140           46,983,093         46,711,140        44,794,786
                                         ================     ================    ===============    ==============

            See accompanying notes to unaudited financial statements



                            SALES ONLINE DIRECT, INC
                             STATEMENT OF CASH FLOWS
                            For the nine months ended
                                   (unaudited)


                                                                             September 30,       September 30,
                                                                                2000                1999
                                                                             ------------        -------------
Operating activities:
   Net (loss)                                                                $ (3,483,974)       $ (1,244,379)
      Adjustments to reconcile net (loss)
        to net cash (used in) operating
        activities
           Depreciation and amortization                                          230,626              33,314
           Amortization of unearned compensation                                  139,507                   -
           Realized (gain) loss on marketable securities                           26,286              15,069
           Unrealized (gain) loss on marketable securities                        (41,098)             49,912
           Beneficial conversion feature                                        1,000,000                   -
           Amortization of debt discount                                          113,446                   -
           Changes in assets and liabilities:
              Accounts receivable                                                  48,682             (81,942)
              Inventory                                                          (100,083)             28,739
              Due from related parties                                                  -               4,006
              Accounts payable                                                   (266,588)             11,351
              Accrued expenses                                                    276,298              89,952
              Other, net                                                          (59,225)            (51,262)
                                                                               ----------          -----------

                  Net cash (used in) operations                                (2,116,123)         (1,145,240)
                                                                               ----------          ----------

Investing activities:
   Acquisition of marketable securities                                          (407,975)         (2,149,446)
   Proceeds from sales of marketable securities                                   391,746           1,710,029
   Acquisition of Securities Resolution Advisors, Inc.                                 -                  488
   Merger with Rotman Auction, Inc.                                                    -                9,864
   Other assets                                                                        -              (70,000)
   Property and equipment additions                                               (74,460)           (230,994)
                                                                               ----------          ----------

                  Net cash (used in) investing activities                         (90,689)           (730,059)
                                                                               ----------          ----------

Financing activities:
   Proceeds from assignment of common stock call options                           87,188           2,450,000
   Stock subscription receivable                                                       -                1,000
   Repayment of officer loan                                                           -              (12,000)
   Net proceeds from convertible securities                                     2,300,000                  -
   Proceeds from sale of warrants                                                 430,000                  -
                                                                               ----------          ----------
                 ---

                  Net cash provided by financing activities                     2,817,188           2,439,000
                                                                               ----------          ----------
                 ---

Net increase in cash and equivalents                                              610,376             563,701
Cash and equivalents, beginning                                                   221,213                  -
                                                                               ----------          ----------
Cash and equivalents, ending                                                   $  831,589          $  563,701
                                                                               ==========          ==========
            See accompanying notes to unaudited financial statements



                            SALES ONLINE DIRECT, INC
                      STATEMENTS OF CASH FLOWS (continued)
                            For the nine months ended
                                   (unaudited)


                                                                           September 30,       September 30,
                                                                                2000               1900
                                                                           -------------       -------------

               Supplemental disclosures of cash flow information:
Cash paid during the period for:


   Interest                                                                $         -         $         -
                                                                           =============       =============

   Income taxes                                                            $       5,185       $         -
                                                                           =============       =============

      Supplemental schedule of Non-cash Investing and Financing Activities:

Contributions of inventories                                               $         -         $     769,764
                                                                           =============       =============

Contribution of the net assets of World Wide Collectors Digest, Inc. were recorded at their fair values as follows:
      Due from shareholder                                                 $         -         $       2,737
      Other current assets                                                           -                 1,000
      Property and equipment                                                         -                29,877
      Liabilities assumed                                                            -                  (385)
      Paid-in capital                                                                -                33,229


Merger of Rotman Auction, Inc. accounted for utilizing the purchase method of accounting.  The assets were recorded at their fair values as follows:
      Cash received in the transaction                                               -                 9,864
      Accounts receivable                                                            -                11,841
      Inventory                                                                      -                31,454
      Due from affiliate                                                             -                10,919
      Other current assets                                                           -                 7,115
      Property and equipment                                                         -                 1,697
      Due to shareholder                                                             -               (11,820)
      Other liabilities assumed                                                      -              (129,975)
      Goodwill                                                                       -                68,905


Acquisition of Internet Collectible Awards
   for Common stock and liabilities                                        $     287,500
Consulting fees paid in common stock                                              44,835


                            See accompanying notes to unaudited financial statements


                            SALES ONLINE DIRECT, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                  For the nine months ended September 30, 2000
                                  (unaudited)


                                                         Common Stock
                                                 -----------------------------
                                                                               Additional
                                                                                Paid-in       Accumulated    Unearned
                                                   Shares          Amount       Capital        Deficit     Compensation     Total
                                                 ----------      ---------     -----------   ------------  -------------  ----------

Balance, December 31, 1999                       46,711,140      $46,711      $4,010,033     $(2,207,171)  $(613,911)    $1,235,662

Common stock issued in connection with              110,000          110            (110)           -           -              -
call option agreement

Common stock issued to consultant                    35,000           35          44,800            -           -            44,835
for services

Acquisition of Internet Collectible Awards          200,000          200         237,300            -           -           237,500

Proceeds from assignment of options                    -            -             87,188            -           -            87,188

Beneficial conversion discount                         -            -          1,000,000            -           -         1,000,000

Issuance of warrants                                   -            -            430,000            -           -           430,000

Amortization of stock-based compensation               -            -               -               -        139,507        139,507

Net loss                                               -            -               -         (3,483,974)       -        (3,483,974)
                                                 ----------      -------      ----------     -----------   ---------     ----------

Balance, September 30, 2000                      47,056,140      $47,056      $5,809,211     $(5,691,145)  $(474,404)    $ (309,282)
                                                 ==========      =======      ==========     ===========   =========     ==========

            See accompanying notes to unaudited financial statements

                            SALES ONLINE DIRECT, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                  Nine months ended September 30, 2000 and 1999

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

     At September 30, 2000, the Company had a balance of 497,500 shares remaining under the agreement with an exercise price of $.75 and an expiration date of February 25, 2001.

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

4.   INCOME TAXES

     There was no provision for income taxes for the periods ended September 30, 2000 or 1999 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

     The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

     At September 30, 2000 the Company has federal and state net operating loss carryforwards of approximately $4,175,000 available to offset future taxable income that will expire in 2020.

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

     Had the Buyer converted the note on March 23, 2000, the Buyer would have received $4,000,000 in aggregate value of the company's common stock upon the conversion of the $3,000,000 convertible note. As a result, for the period ended March 31, 2000, the intrinsic value of the beneficial conversion feature of $1,000,000 has been allocated to debt discount and additional paid-in capital. Since the debt was convertible at date of issuance, the debt discount was charged to interest expense in the period ended March 31, 2000.

     In connection with the Agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants are exercisable on June 23, 2000 and expire on March 31, 2005. The fair value of the warrants granted is estimated to be $430,000 using the Black-Scholes option-pricing model. The amount of the proceeds allocated to the warrants results in a debt discount of $430,000 which will be amortized as additional interest expense during the two years ending March 23, 2002. Amortization of $53,750 and $113,446 has been charged to operations during the three and nine months ended September 30, 2000, respectively.

     In addition, the Company entered into a Registration Rights Agreement (modified on September 19, 2000), whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) on or before October 25, 2000 covering the common stock to be issued upon the conversion of the convertible note and stock purchase warrants. A Registration Statement was filed on October 25, 2000. All fees and expenses related to the registration of the common stock will be paid by the Company. Estimated fees and expenses to be incurred in connection with this agreement in the amount of $35,000 have been accrued during the nine months ended September 30, 2000.

     If the Registration Statement is not declared effective by the SEC on or before December 15, 2000, then with respect to any portion of the note not previously converted into common stock, the applicable conversion percentage will decrease by two percent (2%) each thirty day period until the Registration Statement is declared effective by the SEC. If the SEC has not declared the Registration Statement effective within one year after March 23, 2000, the applicable conversion percentage shall be fifty percent (50%).

     Also, if the Registration Statement is not declared effective by the SEC on or prior to December 15, 2000, the Company shall pay cash, as liquidating damages, for such failure. The required payment will be equal to two (2%) of the purchase price of the note and warrant for each thirty-day period, until the breach of the Registration Rights Agreement is cured.

     Expenses incurred in connection with the sale of this convertible note amounted to $270,000. These expenses are being amortized to interest expense over the term of the convertible note.

6.   LITIGATION

     The Company is currently involved in a dispute with Marc Stengel ("Stengel") and Hannah Kramer ("Kramer"), each of whom is a substantial shareholder of the Company, and with Whirlwind Collaborative Design, Inc. and Silesky Marketing, Inc., two entities affiliated with Stengel.

Stengel and Kramer are former directors of the Company. Stengel is also a former officer and employee.

     The lawsuit was initially filed against Stengel alone in June 2000. It remains pending in the US District Court for the District of Maryland ("the Maryland Action"). A First Amended Complaint ("Complaint") was filed on October 11, 2000, which added the defendants other than Stengel identified above. The Complaint seeks rescission of the transactions pursuant to which Stengel and Kramer obtained their substantial stock interests in the Company, and seeks damages against them for misrepresentations and omissions under the common law of fraud, the Maryland Securities Act and certain contractual warranties and representations. The Complaint also seeks damages and remedies against Stengel for breach of his contractual duties as an employee of the Company and for misrepresentations he made to the Company while acting as an employee. The Complaint also seeks to recover damages from Stengel and the two corporate defendants for conversion of certain of the Company's assets, resources and employee services, and for unjust enrichment. The Complaint also alleges that the acquisition of Internet Collectible Awards discussed in note 1 is a related party transaction. The Complaint has not yet been responded to by any of the defendants and the Court has not ruled on any of these claims.

     On or about June 16, 2000, Stengel commenced an action in the Delaware Chancery Court pursuant to Section 225 of the Delaware General Corporation Law seeking a determination from the Court that he was improperly removed as an officer and director of the Company, should be reinstated as such, and that Gregory and Richard Rotman (Rotmans) be ordered to dismiss the Maryland Action (the "Delaware 225 Action"). The Delaware 225 Action was stayed pending the outcome of a special meeting of shareholders, discussed below. Following the results of that meeting, the Company moved for summary judgment and asked that the Delaware 225 Action be dismissed. That motion is pending.

     On July 20, 2000, Gregory Rotman, called a special meeting of the stockholders to be held on September 19, 2000 for the election of directors. The Rotmans nominated themselves, Andrew Pilaro and John Martin for election to the Company's Board of Directors and filed soliciting materials with the SEC. No proxy soliciting materials were filed by any other party. The meeting was held on September 19, 2000 and the nominated slate of directors was elected as the Company's Board of Directors.

     A special Board of Directors meeting was called by Gregory Rotman immediately following the special meeting of stockholders on September 19, 2000. At that meeting, the new Board removed Stengel as an officer of the Company, formally ratified and approved the initiation and prosecution of the Maryland Action against Stengel, authorized the president and CEO to take all actions necessary to prosecute the Company's claims against Stengel and others and authorized the reimbursement of approximately $75,000 of Rotmans' expenses in connection with the aforementioned solicitation.

     On or about October 3, 2000, Stengel submitted to the Company a demand for advancement of certain expenses (including attorneys' fees) he allegedly incurred in connection with the Delaware 225 Action and the Maryland Action. On October 20, 2000, the Company notified Stengel that the Board of Directors had denied Stengel's advancement request.

     On or about October 24, 2000, Stengel filed a second action in the Delaware Court of Chancery pursuant to Section 145 of the Delaware General Corporation Law seeking a determination from the court that he is entitled pursuant to the Company's by-laws to be advanced his expenses, including attorneys' fees, incurred by him in connection with the Delaware 225 Action and the Maryland Action (the "Delaware 145 Action"). The Company and Stengel have each moved for summary judgment in the Delaware 145 action. A hearing on these motions is scheduled for December 22 2000.

     On November 1, 2000, the Company filed with the Maryland Court a Motion for a Preliminary Injunction requesting that the Court enjoin Stengel and Kramer from selling, attempting to sell, or otherwise disposing of their shares of the Company's stock pending resolution of the merits of the Company's claim for rescission. On November 9, 2000, Stengel filed an Opposition to the Company's Motion for a Preliminary Injunction. On November 9, 2000, Stengel also filed a Motion for Preliminary Injunction requesting that the Court (i) order the Company to instruct its transfer agent to implement and complete all measures necessary to sell his restricted stock in compliance with Rule 144 and (ii) enjoin the Company from interfering with or preventing the sale of stock by Stengel in accordance with Rule 144. The Company's preliminary injunction motion is scheduled to be heard by the Court on November 20, 2000.

     The Company is unable to predict  the  ultimate  outcome of the  litigation
described  above.  The  Company's  financial   statements  do  not  include  any
adjustments related to these matters.

7.   RESTATEMENT

     Historically, the Company recognized the revenue relating consignment-type arrangements on a net commission basis.

     In connection with its review of the current quarter, the Company found that certain consignment-type arrangements were recorded in first and second quarters of 2000 on a gross basis rather than on a net basis. As a result, the revenues and cost of revenues were overstated for these quarters. Accordingly, the restatement of the financial statements for the first and second quarters of 2000 did not have any impact on the previously reported loss from operations or net loss for those quarters.

     The Company has properly reflected the net commission service revenue relating consignment-type arrangements in the current quarter and has adjusted the year-to-date revenues and cost of revenues in the quarter ended September 30, 2000.

     The items in the financial statements that are affected by the restatement are as follows:

                             for the quarter ended
                             ---------------------

                        3/30/00         3/31/00        6/30/00        6/30/00
                       Previously         AS          Previously         AS
                        Reported       Restated        Reported      Restated

INCOME STATEMENT
--------------------------------------------------------------------------------
    Revenue           $  442,370       $402,743        $327,927        $143,395
    Cost of revenue      228,566        188,939         356,532         172,000
    Net loss          (1,506,958)    (1,506,958)     (1,062,296)     (1,062,296)


                             for the six-months ended
                            ------------------------

                         6/30/00        6/30/00
                       Previously         AS
                        Reported       Restated

INCOME STATEMENT
--------------------------------------------------------------------------------
    Revenue           $  770,297       $546,138
    Cost of revenue      585,098        360,939
    Net loss          (2,569,254)    (2,569,254)

8.   SUBSEQUENT EVENT

     On November 9, 2000, the Company acquired a substantial portion of the assets of ChannelSpace Entertainment, Inc., a Virginia corporation (CSEI) and Discribe, Ltd., (Discribe) a Canadian corporation wholly owned by CSEI. CSEI and Discribe are converged Internet providers and producers of affinity portals, including the CollectingChannel.com and the CelticChannel.com websites.

     The consideration paid by the Company for the acquired assets was 7,530,000 unregistered shares of the Company's common stock and $300,000 worth of the Company's common stock which is to be registered.

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

Overview

     The Company's primary business is collectibles. The Company's primary online collectibles site is located at "www.collectingexchange.com", which can
also      be      accessed       through       "www.rotmanauction.com"       and
"www.salesonlinedirect.com". In order to take advantage of the tremendous growth in both the online auction and e-commerce industries, the Company is now focused on the creation of a unique and multi-faceted internet collectibles market place that services all aspects of the purchase, ownership and sale of collectibles. Our mission is to become the premier internet collectibles site consisting not only of a collectibles portal but also a global auction search and research center. We will derive revenues from the sale at auction of collectibles from our own inventory as well as from merchandise under consignment type arrangements with the public through our Rotman Auction division; sale of advertising on our website; and fees for services such as appraisals and gradings.

Subsequent Event

     On November 9, 2000, the Company acquired a substantial portion of the assets of Channel Space Entertainment, Inc. a Virginia Corporation ("CSEI") and Discribe, Ltd. ("Discribe"), a Canadian Corporation wholly owned by CSEI. CSEI and Discribe are converged internet content providers and producers of affinity portals, including the CollectingChannel.com and the CelticChannel.com websites.

Results of Operations

     The following discussion compares the Company's results of operations for the three months ended September 30, 2000, with those for the three months ended September 30, 1999. The Company's financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

     Revenue. For the three months ended September 30, 2000 revenue was $462,000, substantially all of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. This represents an increase of approximately $82,000, or 21% from the three-month period ended September 30, 1999, in which revenue was $380,000. The primary reason for the increase is that the Company is focused on selling higher end auction lots. Most of the Company's sales consist of Company-owned product. Gross profit from product sales for the three months ended September 30, 2000 was $32,000, which represents an increase of $15,000 from the comparable quarter in 1999, in which gross profit was $17,000. The increase in gross profit is a result of the Company selling higher end auction lots.

     Sales, General, and Administrative Expenses. Sales, general and administrative ("SG&A") expenses for the three months ended September 30, 2000 were $825,000, compared to $665,000 for the three months ended September 30, 1999. The increase in SG&A costs includes an increase in professional fees of $52,000, which are primarily attributable to the Company's legal activities. Marketing and advertising costs decreased by approximately $35,000 from the three months ended September 30, 1999. Marketing expenses were primarily attributable to print and online marketing and advertising programs designed to create brand awareness for the Company's online sites. In addition the Company made investments in product development that it believes are required to remain competitive and handle increased growth.

     Interest expense. The Company incurred interest charges associated with the $3,000,000 convertible note and warrants during the three months ended September 30, 2000 while no such charges were incurred in the prior year.

     Loss. The Company recognized a loss for the three months ended September 30, 2000 of $915,000, or ($.02) per share as compared to a loss of $739,000, or ($.02) per share for the three months September 30, 1999.

     The following discussion compares the Company's results of operations for the nine months ended September 30, 2000, with those for the nine months ended September 30, 1999.

     Revenue. For the nine months ended September 30, 2000 revenue was $1,008,000, substantially all of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. This represents an increase of approximately $315,000 or 45% from the nine-month period ended September 30, 1999 in which revenue was $693,000. The primary reason for the increase is the Company is offering more lots during each auction and has increased the amount of the average dollars sold per lot. Gross profit for the nine months ended September 30, 2000 was $217,000 compared with $256,000 for the nine months ended September 30, 1999.

     Sales, General, and Administrative Expenses. Sales, general and administrative ("SG&A") expenses during the nine months ended September 30, 2000 were $2,445,000 compared to $1,457,000 for the nine months ended September 30, 1999. The increase in SG&A costs includes professional fees ($211,000), which are primarily attributable to the Company's legal activities, personnel related costs ($348,000), and depreciation and amortization ($126,000). Marketing and advertising costs decreased by approximately $104,000 from the nine months ended September 30, 1999. The Company also incurred significant expenses relating to the closing of the Maryland office and moving of the Company's Internet infrastructure to Massachusetts in June 2000. In addition the Company made significant investments in product development that it believes are required to remain competitive and handle increased growth.

     Interest expense. The Company incurred $310,000 of interest charges associated with the issuance of a $3,000,000 convertible note and warrants as well as a $1,000,000 one time charge associated with the beneficial conversion feature in that debt. See "Liquidity and Capital Resources" below.

     Loss. The Company realized a loss for the nine months ended September 30, 2000 of $3,484,000, or ($.07) per share, compared to $1,244,000, or ($.03) per share for the nine months ended September 30, 1999.

     Inflation. The Company believes that inflation has not had a material effect of its results of operations.

Working Capital and Liquidity

     Cash and cash equivalents were approximately $832,000 at September 30, 2000, compared to $564,000 at September 30, 1999.

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

     In addition, the Company entered into a Registration Rights Agreement (modified on September 19, 2000), whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) by October 25, 2000 covering the common stock to be issued upon the conversion of the convertible note and stock purchase warrants.

     If the Registration Statement is not declared effective by the SEC on or before December 15, 2000, then, with respect to any portion of the note not previously converted into common stock, the applicable conversion percentage will decrease by two percent (2%) each thirty day period until the Registration Statement is declared effective by the SEC. If the SEC has not declared the Registration Statement effective within one year after March 23, 2000, the applicable conversion percentage shall be fifty percent (50%).

     Also, if the Registration Statement is not declared effective by the SEC on or prior to December 15, 2000, the Company shall pay cash, as liquidating damages, for such failure. The required payment will be equal to two (2%) of the purchase price of the note and warrant for each thirty-day period, until the breach of the Registration Rights Agreement is cured.

     Management believes that the proceeds from this Convertible Note and cash from operations will provide sufficient liquidity and capital resources to finance the Company's operations through the end of the current fiscal year.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     The Company is currently involved in a dispute with Marc Stengel ("Stengel") and Hannah Kramer ("Kramer"), each of whom is a substantial shareholder of the Company, and with Whirlwind Collaborative Design, Inc. and Silesky Marketing, Inc., two entities affiliated with Marc Stengel. Mr. Stengel and Ms. Kramer are former directors of the Company. Stengel is also a former officer and employee.

     The lawsuit was initially filed against Stengel alone in June 2000. It remains pending in the US District Court for the District of Maryland (the "Maryland Action"). A First Amended Complaint ("Complaint") was filed on October 11, 2000, which added the defendants other than Stengel identified above. The Complaint seeks rescission of the transactions pursuant to which Stengel and Kramer obtained their substantial stock interests in the Company, and seeks damages against Stengel and Kramer for misrepresentations and omissions under the common law of fraud, the Maryland Securities Act and certain contractual warranties and representations. The Complaint also seeks damages and remedies against Stengel for breach of his contractual duties as an employee of the Company and for misrepresentations he made to the Company while acting as an employee. The Complaint also seeks to recover damages from Stengel and the two corporate defendants for conversion of certain of the Company's assets, resources and employee services, and for unjust enrichment. The Complaint has not yet been responded to by any of the defendants; the Court has not ruled on any of these claims.

     On or about June 16, 2000, Stengel commenced an action in the Delaware Chancery Court pursuant to Section 225 of the Delaware General Corporation Law seeking a determination from the Court that he was improperly removed as an officer and director of the Company, should be reinstated as such, and that Gregory and Richard Rotman (the "Rotmans") be ordered to dismiss the Maryland Action (the "Delaware 225 Action"). The Delaware 225 Action was stayed pending the outcome of a special meeting of shareholders, discussed below. Following the results of that meeting, the Company moved for summary judgment and asked that the Delaware 225 Action be dismissed. That motion is pending.

     On July 20, 2000, in accordance with the Company's Amended and Restated Bylaws, Gregory Rotman, called a special meeting of the stockholders to be held on September 19, 2000 for the election of directors. The Rotmans nominated themselves, Andrew Pilaro and John Martin for election to our Board of Directors and filed soliciting materials with the SEC. No proxy soliciting materials were filed by any other party. The meeting was held on September 19, 2000 and the nominated slate of directors were elected as the Company's Board of Directors.

     A special Board of Directors meeting was called by Gregory Rotman immediately following the special meeting of stockholders on September 19, 2000. At that meeting, the new Board removed Stengel as an officer of Sales Online, formally ratified and approved the initiation and prosecution of the Maryland Action against Stengel and authorized Gregory Rotman, as president and CEO to take all actions necessary to prosecute Sales Online's claims against Stengel and others.

     On or about October 3, 2000, Stengel submitted to the Company a demand for advancement of certain expenses (including attorneys' fees) he allegedly incurred in connection with the Delaware 225 Action and Maryland Action. On October 20, 2000, the Company notified Stengel that the Board of Directors had denied his advancement request.

     On or about October 24, 2000, Stengel filed a second action in the Delaware Court of Chancery pursuant to Section 145 of the Delaware General Corporation Law seeking a determination from the Court that he is entitled pursuant to the Company's by-laws to be advanced his expenses, including attorneys' fees, incurred by him in connection with the Delaware 225 Action and the Maryland Action (the "Delaware 145 Action"). The Company and Stengel have each moved for summary judgment in the Delaware 145 Action. A hearing on these motions is scheduled for December 22, 2000.

     On November 1, 2000, the Company filed with the Maryland Court a Motion for a Preliminary Injunction requesting that the Court enjoin Stengel and Kramer from selling, attempting to sell, or otherwise disposing of their shares of the Company's stock pending resolution of the merits of the Company's claim for rescission. On November 9, 2000, Stengel filed an Opposition to the Company's Motion for a Preliminary Injunction. On November 9, 2000, Stengel also filed a Motion for Preliminary Injunction requesting that the Court (i) order the Company to instruct its transfer agent to implement and complete all measures necessary to sell his restricted stock in compliance with Rule 144 and (ii) enjoin the Company from interfering with or preventing the sale of stock by Stengel in accordance with Rule 144. The Company's preliminary injunction motion is scheduled to be heard by the Court on November 20, 2000.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     On September 19, 2000, a special meeting of stockholders was held for the election of four directors. At the meeting, the holders of 26,551,585 shares of the company's common stock were represented in person or by proxy, constituting a quorum. The following table indicates the names of the individuals elected and the number of votes cast for or against and the number of abstentions:

        Directors                      For               Against       Abstained
        ---------                      ---               -------       ---------

        Gregory Rotman              26,450,117             0             101,468
        Richard Rotman              26,450,117             0             101,468
        John Martin                 26,450,117             0             101,468
        Andrew Pilaro               26,450,117             0             101,468

ITEM 5.  OTHER INFORMATION
         -----------------

     On November 9, 2000, the Company acquired a substantial portion of the assets of ChannelSpace Entertainment, Inc., a Virginia corporation ("CSEI") and Discribe, Ltd., ("Discribe") a Canadian corporation wholly owned by CSEI. CSEI and Discribe are converged Internet content providers and producers of affinity portals, including the CollectingChannel.com and the CelticChannel.com websites.

     The consideration paid by the Company for the acquired assets was 7,530,000 unregistered shares of the Company's common stock, and $300,000 worth of the Company's common stock which is to be registered.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  Exhibits:

Exhibit No.
-----------

27   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2000                SALES ONLINE DIRECT INC.
                                        Registrant


                                        /s/ Gregory Rotman
                                        ----------------------------------------
                                        Gregory Rotman, President



                                       /s/ Richard Rotman
                                       -----------------------------------------
                                       Richard Rotman, Chief Financial Officer,
                                       Vice President and Secretary

                                LIST OF EXHIBITS

Exhibit No.   Description
-----------   -----------

27            Financial Data Schedule