Form 10KSB
period 2000-12-31
SALES ONLINE DIRECT INC
filed 2001-05-11
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000.        Commission File No. 0-28720.

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

         Issuer's Telephone Number, Including Area Code: (508) 791-6710
          (Securities registered pursuant to Section 12(b) of the Act)

                         Common Stock, $0.001 Par Value
                              (Title of each class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained on this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $1,297,595.

As of May 1, 2001, the registrant had outstanding 56,626,655 shares of its Common Stock, par value of $0.001, its only class of voting securities. The aggregate market value of the shares of common stock of the registrant held by non-affiliates on May 1, 2001 was approximately $2,257,061 based upon the average over the counter sales price of $.115 per share on such date (See Item
5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit Index.

                                TABLE OF CONTENTS


                                                                            PAGE

                                     PART I

Item 1.    Description of Business.........................................   3
Item 2.    Description of Property.........................................  13
Item 3.    Legal Proceedings...............................................  13
Item 4.    Submission of Matters to a Vote of Security Holders.............  15

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters......... 15
Item 6.    Management's Discussion and Analysis or Plan of Operation........ 16
Item 7.    Financial Statements............................................. 19
Item 8.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure.............................. 20

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act...............  20
Item 10.   Executive Compensation..........................................  22
Item 11.   Security Ownership of Certain Beneficial
           Owners and Management...........................................  23
Item 12.   Certain Relationships and Related Transactions..................  23
Item 13.   Exhibits and Report on Form 8-K.................................  24
           Signatures......................................................  27

                           FORWARD LOOKING STATEMENTS

         This Report (including  without limitation the Risk Factors included as
Exhibit 99.1) may contain forward looking statements under the federal securities laws. We caution you to be aware of the speculative nature of "forward-looking statements". Statements that are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions, are intended to identify forward-looking statements. Although these statements reflect our good faith belief based on current expectations, estimates and projections about (among other things) the industry and the markets in which we operate, they are not guarantees of future performance.

         Whether actual results will conform to our expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the risks and uncertainties discussed in this Report; general economic, market, or business conditions; the opportunities that may be presented to and pursued by us; competitive actions by other companies; changes in laws or regulations; and other circumstances, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by our company in this Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

                                     PART I

         Sales OnLine Direct Inc. (the "Company") was incorporated in Delaware as Rose International Ltd. on August 9, 1995. As used in this Report, unless the context otherwise requires, the term "Company" refers to Sales OnLine Direct Inc., a Delaware corporation. The Company's main web address is located at www.paid.com, which offers updated information on various aspects of our operations,  as  well  as  access  to  our  three  primary  collectibles  sites:
www.rotmanauction.com,              www.collectingexchange.com,              and
www.collectingchannel.com. We also maintain a website called World Wide Collectors Digest ("WWCD") at www.wwcd.com, which provides sports information, listings of stadiums and arenas, live chat rooms and other sports-related information. Information contained in the Company's websites shall not be deemed to be a part of this Report. The Company's principal executive offices are located at 4 Brussels Street, Worcester, Massachusetts 01610, and the Company's telephone number is (508) 791-6710.

Item 1.  Description of Business.

                                    BUSINESS

History of the Company

         After its formation on August 9, 1995 as Rose International Ltd., our company acted primarily as a non-operating holding company overseeing the operations of its subsidiaries and joint ventures.

         On June 5, 1998, the Company acquired 82.02% of the issued and outstanding common stock of the Accord Group, Inc., a Delaware corporation, located in Port Washington, New York and on July 8, 1998, changed its name to Securities Resolution Advisors, Inc. ("SRAD"). Accord, through its operating subsidiary Securities Resolution Advisors, Inc., a New York corporation ("SRA"), served members of the investing community who had lost money due to the advice, lack of fiduciary responsibility or fraudulent practices of brokers and broker dealers. The acquisition was accounted for utilizing the purchase method of accounting, wherein the assets of the company were recorded at fair value and the operations of Accord have become the historical operations of the company. The company issued 8,000,000 shares common stock to three individuals in exchange for 8,000,000 shares (82.02%) of the common stock of Accord. In December 1998, as a part of a restructuring, SRA became a wholly owned subsidiary of SRAD, and the company sold Accord, which had no other assets, for $40,000.

         On February 24, 1999, the Company sold its then existing business to Richard Singer, the former president of the company and a principal beneficial owner of the common stock, in exchange for 8,000,000 shares of common stock, all of which were cancelled. On February 25, 1999, the Company purchased the outstanding common stock of Internet Auction, Inc., a Massachusetts corporation ("Internet Auction") principally from Gregory Rotman, Richard Rotman, Marc Stengel and Hannah Kramer, stockholders of Internet Auction. The purchase was in exchange for the issuance to the shareholders of Internet Auction of an aggregate of 37,368,912 unregistered shares, representing approximately 80%, of our common stock. At the time that the transaction was agreed upon by the then current management of the company, the average price of the common stock was approximately $.28 per share, or a total value of approximately $10,463,295, assuming no discounts for the restricted nature of the stock. As a result of the transaction, Internet Auction became a wholly-owned subsidiary of Sales Online, the principal shareholders of Internet Auction own approximately 80% of our issued and outstanding common stock, and the principal business of Sales Online became the business of Internet Auction. After the transaction, the Company changed its name to Sales Online Direct, Inc.

         In accordance with the transaction agreement, after the transaction, the Internet Auction shareholders were appointed to our Board of Directors, and the previously serving directors resigned from the Board.

         The following is a description of the Company's business after the transaction with Internet Auction and its evolution into its current business.

Our Business

         The Company's primary business is to maintain a collectibles portal, offering integrated information and services to the collectibles community, and to operate an online auction site that provides a full range of services to sellers and buyers. A portal is an Internet website that enables visitors to search for and visit other related sites, access related services and obtain relevant data. The collectibles industry includes every person that collects items having either economic or sentimental value, such as antiques, sports and entertainment memorabilia, stamps, coins, figurines, dolls, collector plates, plush and die cast toys, cottage/village reproductions and other decorative or limited edition items that are intended for collecting and other memorabilia.

         Currently, substantially all (98%) of the Company's revenues are derived from its auction services, conducted through our Rotman Auction operation. Rotman Auction is an auction house that has provided a full range of services to sellers and buyers, including live online bidding of premier collectibles, authentication of merchandise, digital photography, fulfillment of orders and the purchase and sale of authentic memorabilia. The auctions consist of sports and non-sports cards, collectibles, autographed items, movie memorabilia and more from the 1800's to the present day. This division also maintains a substantial inventory of memorabilia with popular and historical significance which allows customers to directly purchase the memorabilia without the competition from bidders in an auction format. The Company also lists some of our collectibles inventory for sale at auction on eBay.com, a person-to-person auction service. Merchandise is also auctioned by Rotman Auction under consignment-type arrangements with the public where the Company receives a 15% fee that is paid to us from the final sale of the merchandise. Of the revenues generated by the Company's Rotman Auction operations, approximately 96% are derived from sales of the Company's own inventory and approximately 4% are derived from sales of merchandise under consignment.

         The Company also designs, hosts and maintains client websites primarily in the sports and collectibles industry. Our software allows clients to operate online stores, set prices and sell directly to online shoppers. To attract collectors of sports memorabilia, our websites include live sports scores, live internet chat rooms, and a full listing of stadiums and arenas with seating charts, directions, team schedules, addresses and telephone numbers of major league professional sports teams. We also offer online appraisals, online realized pricing and an online antiques and collectibles resource directory.

         Immediately following the transaction with Internet Auction, our mission was to offer a branded network of comprehensive shopping services to buyers and sellers of collectibles. This was accomplished through our four main business divisions: Rotman Auction, World Wide Collectors Digest (web design, web hosting and sports and collectibles information), Internet Auction (an online person-to-person auction site), and Internet Collectibles (a wholesale and retail collectibles business that maintained a substantial inventory of memorabilia). We then decided to streamline our operations, clarify our business model and focus on the creation of a multi-faceted internet collectibles marketplace. As a result, the inventory from Internet Collectibles was consolidated into our Rotman Auction operation, and, because of intense competition in the person-to-person auction market, we eventually eliminated this form of auction service provided by the Internet Auction division.

         In order to create a comprehensive, Internet collectibles community, in January 2000 we launched a collectibles portal under the name Collecting Exchange. The Collecting Exchange contains a search engine devoted specifically to collecting, memorabilia, antiques, collectibles and other information and services. The portal searches and collects information from every collectible site on the Internet and stores it in site's database. The Collecting Exchange also contains dealer and storefront databases, stadium and arena information, sports events and dates, and other services and information of interest to the collecting industry. In February 2000, we launched the resource area, a place for consumers to locate websites on experts, museums, insurance, appraisers, galleries, and dealers. With the installation of the resource area, we had completed the first phase of the Collecting Exchange.

         In November 2000, we acquired certain assets of ChannelSpace Entertainment, Inc., a Virginia corporation ("CSEI") and Discribe, Ltd., ("Discribe") a Canadian corporation wholly owned by CSEI. CSEI and Discribe are converged Internet content providers and producers of affinity portals, including the CollectingChannel.com and the CelticChannel.com websites. The CollectingChannel.com is an online and broadcast destination targeting consumers, dealers and manufacturers in the collecting marketplace. Television is a particular type of broadcast media. When we refer to "online and broadcast destinations," consumers or viewers will be coming to the CollectingChannel.com to view the 19,000 minutes of video archives that we acquired. Therefore, the Collecting Channel is not only an online destination for content such as articles and news, but also a broadcast destination to view video archives. The consideration we paid for the acquired assets was 7,350,000 unregistered shares of our common stock, valued at $4,648,996, and $300,000 worth of our common stock which is to be registered. On February 6, 2001, the Company filed a registration statement on Form SB-2 covering 716,435 shares of common stock. That registration statement has not been declared effective by the SEC.

         The Collecting Channel features extensive coverage of all aspects of collecting from its eight micro-channels devoted to Antiques, Entertainment, Jewelry/Gems, Stamps/Coins, Collectibles, Glass/Pottery, Toys/Dolls and Sports. By combining our Collecting Exchange portal with the Collecting Channel information libraries, we have created a comprehensive collectibles site, offering such services as web searching, broadcast services, appraisal and valuation information, auction site sign-ins, price guides, shopping and classified ads. The CollectingChannel has approximately 15,000 articles, 6,000 minutes of video, and 150,000 items in the realized pricing database archived in various collecting databases and available on the website.

         Our new combined collectibles marketplace has now evolved into a "collectibles community," which was introduced at the end of 2000. Through this community, we make available to visitors a number of service and amenities consisting primarily of (1) the collectibles portal, (2) online appraisal services and (3) a research center.

         Portal. Visitors to our new website at "www.collectingchannel.com" will be able to use the collectibles portal as a source for obtaining collectibles information to help them make informed decisions about price, authenticity and trading sites. The site is also intended to provide users with a comprehensive, one-stop shopping collectible experience, linking top collectible sites to buyers and sellers around the world to facilitate the purchase and sale of collectibles. We believe that as a result, our site not only meets the needs of the collector, but also the needs of dealers and manufacturers.

         Appraisal Services. As part of the services we make available on our site, we also offer a completely interactive and dynamic appraisal service to our customers . The appraisal area permits visitors to send us an image in order to obtain an online appraisal of their item for a fee of $19.95 per appraisal. This service enables visitors to make informed decisions regarding their purchases, and helps sellers define the prices for their goods.

         Research Center. Our research center enables users to obtain historical pricing information, view actual images, access experts on authentication and visit websites regarding the collectibles articles they are researching. Our site will allow a visitor to validate that a particular collectible item exists, and provide access to services that can authenticate that the item is genuine. As a means of preventing the purchases of fraudulently sold items, we have designed this site to provide visitors with the research tools to complete transactions based on the most accurate, verified material available. The research center enables users to validate the authenticity of items by researching the history of a particular item and validating the existence of that item. Further, to the extent that the user desires to validate the authenticity of that particular item, the user could trace the ownership of the item or the previous sales history. Authenticity can further be determined by searching dealer sites for similar items or communicating directly with dealers regarding the origin, price, and history of the item. Finally, by enabling the user to verify prices of that item or other similar items, the user will be able to obtain information necessary to strike a realistic bargain.

         Other Amenities. The website also includes a shopping area (cMart), which currently lists approximately 1,000 items for sale, and other amenities such as chat rooms, message boards, a classified posting area, and an information area regarding auctions. The My Collecting(TM) area of the website enables users to create and customize their own collecting pages, with personalized news, video, chat capability, wish lists and access to an extensive database of reference materials. The website also includes MaloneysOnline, a clearinghouse for hard to find information that contains the searchable Internet version of the book Maloney's Antiques and Collectibles Resource Directory.

         We expect to add enhancements to our website by June 2001, which will include improvements to permit the search engine to obtain faster results with greater accuracy. We have a license agreement in place with Verity, Inc. for the software we need to improve the speed of the search engine. We also plan to add video archives and improve our selective charting of historical data for items that are researched.

         We also are working to develop a global auction search and bidding platform to provide a comprehensive, categorized and searchable index of all auction sites for a specific item, eliminating the need to search multiple auction sites. Bidders would be able to be notified about the listing of new items, have them monitored and participate on multiple auction sites simultaneously. Sellers would be able to list items across multiple sites simultaneously and will be able to better manage the selling process, working in conjunction with auction sites, through the use of the following features: auction and post-auction tracking; scheduled postings for the listing of items; customized listing templates, inventory management and cross auction postings. We cannot yet anticipate how long it will take to implement these features. We do not plan on generating revenue from purchases made from the information gathered by the auction engine search. This service is intended to increase traffic to our site.

         As set forth above, we currently generate substantially all (98%) of our revenues from Rotman Auction. We are generating minimal revenue from website hosting and the appraisal services on the CollectingChannel.com. As our structure evolves and our site becomes more popular and attracts more visitors, we expect that our revenue model will change, with increased revenues from web hosting and appraisal services, as well as earning revenue from banner advertising, product listings in our shopping area and charging membership fees for using certain aspect of the Collecting Channel. See "Business Strategy" below.

         Our main web address is located at www.paid.com, which offers updated information on various aspects of our operations, as well as access to our three
primary       collectibles       sites:        www.rotmanauction.com,        and
www.collectingexchange.com and www.collectingchannel.com. We also maintain a website called World Wide Collectors Digest ("WWCD") at www.wwcd.com, which provides sports information, listings of stadiums and arenas, live chat rooms and other sports-related information.

Industry Background

Growth of the Internet and the Web

         The Internet has emerged as a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. International Data Corporation ("IDC") has estimated that the number of Web users worldwide will grow from approximately 142 million in 1998 to approximately 502 million by the end of 2003. The growth in the number of Web users is being driven by the increasing importance of the Internet as a communications medium, an information resource, and a sales and distribution channel. The Internet has also evolved into a unique marketing channel. Unlike the traditional marketing channels, Internet retailers do not have many of the overhead costs borne by traditional retailers. The Internet offers the opportunity to create a large, geographically dispersed customer base more quickly than traditional retailers. The Internet also offers customers a broader selection of goods to purchase, provides sellers the opportunity to sell their goods more efficiently to a broader base of buyers and allows business transactions to occur at all hours.

Growth of the Collectibles and Online Auction Industries

         Sales Online serves both the collectibles and online auction industries. Collectibles Industry Report, 2000, published by Unity Marketing, a collectible industry market research firm, recently reported that the total market of collectors grew to 40 million adult collectors in 1999, up from 37 million in the previous year. In Internet Collector Market: Latest Trends in How Collectors Are Using the Internet, Unity Marketing reveals that in the past year, 17.5 million American collectors used the Internet, which is an increase of 75% from the 10 million who had used it by the end of 1998. Additionally, Unity Marketing expects that the number of collectors that use the Internet to increase by 50% by year-end 2001. Unity Marketing currently estimates that women between the ages of 35 and 64, with a median age of 51, encompass the majority of collectors. This group is projected by the U.S. Census Bureau to grow approximately 12% from 1998 to 2005. Unity Marketing expects that growth in the collectibles industry will be driven by the increased number of middle-aged female collectors and higher spending habits of the baby boom generation. The new demographics have also created a shift in interest from traditional collectibles to products that meet the demands of this generation of collectors. Collectibles Industry Report, 2000 reports that the two largest categories of collectibles, figurines and dolls, experienced a significant drop in sales. This decrease in sales suggests that collectors are satisfying their collecting passion with other type of collectibles. In 1999, collectible-type ornaments, boxes and musicals were the fastest growing product categories.

         The online auction industry is also large and rapidly growing and is expected to become a permanent player in e-commerce. The IDC, in Online
Auctions: The New E-Commerce Enabler, explained how online auctions resolve the weaknesses of traditional auctions (i.e. limited geographical coverage, a dearth of product variety, high transaction costs and information inefficiency). The Internet overcomes these issues because it can handle large quantities of data and support an infinite number of products and services. It also allows buyers and sellers to trade on a global basis.

Business Strategy

         We believe that the collectibles market will continue to grow as a result of increased nostalgia for memorabilia, an increase in leisure and disposable income, the desirability of owning collectibles and investor confidence that collectibles will appreciate in value. It is our view that this growth in the Internet collectibles market is dependent upon the availability of reliable authentication and grading services, authoritative information necessary to value collectibles and trading forums or venues that enable buyers and sellers of collectibles to maximize the value of their collectibles. We have therefore designed our Collecting Channel website to accommodate these concerns for collectors and auction participants.

         Our goal is to become the premier Internet collectibles site. In order to achieve this goal, we are planning steps to implement the following business strategy:

         o Continue producing revenue from sales through Rotman Auction, but reducing the number of auctions held per year through Rotman Auction and increasing the amount of collectibles inventory sold on eBay in order to obtain higher profit margins by reducing the costs of producing catalogs and advertising for our own auctions. Items we sell through eBay have a much quicker turnaround time than those sold through our catalog auctions, and because the eBay sales are highly automated, the sales require less personnel to complete the sale;

         o Increase the volume of our online appraisals through more effective and efficient advertising and promotions;

         o Sell banner advertising by charging a fee for every thousand clicks per banner, with the fee varying depending on the placement of the banner (i.e., a banner on our site's homepage would cost more per 1000 hits than a banner placed throughout the site);

         o Increase our web hosting services, charging a one time set up fee plus monthly maintenance fees, and an hourly fee for any design or feature enhancements we make;

         o Impose annual fees for dealers and stores listing products on our shopping area;

         o     As  the  number  of  visitors  to  our  site  increases,   impose
               monthly/annual membership fees.

         As we evolve into a membership based site, we intend to provide unlimited search capability and access to our realized price guides to our members only. While visitors will still be permitted limited use of our research center, extensive searches and comprehensive pricing data will be available only to those who pay our monthly/annual membership fees. For example, we may permit visitors to search data that covers only the past 30 days; however, if a visitor wanted to obtain further historical pricing information, he or she would have to join the site and pay the membership fee to access this data.

         We expect that the above approach will provide us with the ability to continue to produce revenues through our Rotman Auction operations while we begin growing our business through the Collecting Channel site. This will also provide sufficient time for our website enhancements and development and testing of the global auction search engine. During this research and development period, we expect to implement an innovative marketing and sales campaign. This campaign will focus on building our advertising and sponsorship base as well as implementing a more traditional media buying strategy.

         The business strategy described above is intended to enhance our opportunities in the collectibles market. However, there are a number of factors that may impact our plans and inhibit our success. See "Risk Factors" included as Exhibit 99.1 to this Form 10-KSB. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Marketing and Sales

         The success of the Collecting Channel is contingent upon the visibility it will receive on the Internet and the revenues generated by advertising and services. Successful branding of our corporate identity and services is the key to our success.

         Our marketing will be designed to position Sales Online as the premier collectibles site on the Internet. We will target both traditional collectors as well as the new generation of collectors (as previously described in "Industry Background"). We will also target dealers, licensors, licensees, distributors and others to host collectible pavilions and other e-commerce sites and storefronts.

         Marketing Internet companies is a relatively new phenomenon. Whereas earlier Internet advertising was mostly accomplished through banner advertising, the industry is now marketing websites through a combination of online advertising and more traditional media and direct mail advertisement. We are adopting this approach in our marketing campaign.

         Our advertising to date has been limited to very selective collectibles trade magazines. We believe that by advertising in a broader range of these magazines that we will be able to increase our exposure substantially. We will also need to expand our advertising arrangements with auction sites and other companies in the sports and collectibles arena. These website advertising arrangements will include mutual linking arrangements, such as other companies linking to our site and our site linking to the sites of those companies.

         Although we believe that this marketing strategy will attract more users to our site, we have no commitments that our marketing will be successful or our sales will increase. There are a number of factors that may impact our plans and inhibit our success. See "Risk Factors" included as Exhibit 99.1 to this Form 10-KSB. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Revenue Sources

         Following the transaction with Internet Auction on February 25, 1999, we primarily generated revenue from sales of our purchased inventory and from fees and commissions on sales of merchandise under consignment arrangements. We charge a 15% fee for listing items on consignment. Currently, 98% of our revenues are derived from our Rotman Auction operations. Of these revenues, approximately 96% are attributable to sales of our purchased inventory and 4% are attributable to fees and commissions generated on sales of merchandise under consignment. However, we anticipate that future sources of revenue generation will include advertising revenue and service revenue, particularly through the sale of pavilion spots and referral links. Pavilion spots are company sponsorships that we will sell. These sponsorships give companies exclusive storefront rights for their collectible category. For example, if Sony were to purchase a pavilion, it would host the only area on collectingchannel.com dealing with music and music videos. In the Sony pavilion, visitors would be able to research the history of these items, the historical pricing of these collectibles, read articles and communicate with experts on authentication. Visitors would also be provided with referral links to Sony and other sites for purchase of merchandise.

         It is anticipated that referral links may also become a source of advertising income for the company. Sellers of merchandise will pay us for listing their storefronts on www.collectingchannel.com. When a site visitor requests a search for a collectible item, we will provide the visitor with a direct link to the seller's pavilion area or website, thus driving the sale. This referral link is the manner in which the seller can obtain visibility for their collectible item. In addition to pavilions and referral links, advertising revenues may also come from targeted banner advertising and general banner advertising.

         In terms of services, we currently provide web hosting and have recently added appraisal services. To date, we have generated minimal revenues from these services, but we expect that once we secure additional financing and can increase our advertising and marketing efforts, we will attract more visitors that will utilize these services on our site. We also expect to derive revenues from membership fees charged for accessing certain aspects of the Collecting Channel and fees from stores listing merchandise in our shopping area. In addition to web hosting, we expect to increase revenues through the development and design of third party websites. We have an interactive services agreement with AOL Canada pursuant to which we handle the content and maintenance of the website www.tartans.com (AOL keyword: clans) and we are trying to capitalize on that agreement by promoting our products and services throughout this AOL affiliate by selling advertising space and company owned product.

         We also have an agreement with Krause Publications, pursuant to which Krause Publications prints Maloney's Antiques and Collectibles Resource Directory and we will receive a percentage of the sales revenues from the book sales. We own "www.MaloneysOnline.com", a clearinghouse for hard to find information that contains the searchable Internet version of the resource directory.

         Although we expect that this revenue model will generate increased revenue, if we are not successful in implementing this model, if the collectibles community is not accepting of the services we provide, if costs are higher than anticipated, or if revenues do not increase as rapidly as anticipated, we may not be able to achieve profitability. There are a number of factors that may impact our plans and inhibit our success. See "Risk Factors" included as Exhibit 99.1 to this Form 10-KSB. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Competition

         The electronic commerce market is new, rapidly evolving and intensely competitive. Furthermore, we expect competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. Our Rotman Auction operation competes with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include: (i) various Internet auction houses such as eBay, Amazon, ONSALE, uBID, Yahoo! Auctions, First Auction, Surplus Auction, WebAuction and Insight Auction;
(ii) a number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce, including Internet Shopping Network, AOL, Shopping.com and Cendant Corp.; and
(iii) a variety of other companies that offer merchandise similar to that of our company but through physical auctions.

         In addition, several large companies sell specialty consumer products, including collectibles through interactive electronic media, including broadcast, cable and satellite television and, increasingly, the Internet. These companies include QVC, Home Shopping Network and Shop At Home. They generally have substantial financial resources and, while their current collectible offerings tend to be less focused than our collectible offerings, there can be no guarantee that they will not become significant competitors in the future.

         Because our collectibles portal structure is not a buyer or seller of collectibles, it is not in direct competition with existing collectible or online auction sites. The portal will not compete with either the giants or the small players in the collectibles auction and e-commerce industries; rather, we will work in collaboration with these companies. Further, because the research capacity of the new website will be able to validate the authenticity of collectible items by providing visitors with the research tools to complete transactions based on the most accurate, verified material available, we believe other sites will value its services. We will, however, compete for banner advertisements with other portals that offer shopping search engines, including MySimon.com, Yahoo! Shopping and IWon.com.

         Since the launch of the collectingexchange.com website in January of 2000 we have been building a micro-portal, which is a portal specific to a particular subject. As a micro-portal we are specific to the collecting industry and provide several features and services to our consumers that are not easily available. By acquiring the assets of CSEI and Discribe, we believe we have created an extremely comprehensive and informative website for collecting on the Internet and have eliminated a strong source of competition as a search engine. However, our Rotman Auction operations will still continue to face the competition discussed above. As our model evolves and revenues increase from our other services provided on the Collecting Channel, we intend to decrease our reliance on Rotman Auction for revenues. Additionally, we have reduced the number of auctions hosted by Rotman Auction, limiting them to significant dates or events, and sell more inventory on other auction sites so we are not directly competing with those companies in the industry that are utilizing our Collecting Channel services.

         There can be no assurance that we can maintain our competitive position against potential competitors, especially those with greater financial, marketing, customer support, technical and other resources than us. Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could materially adversely affect the our business, results of operations and financial condition.

Intellectual Property

         Our web hosting and research center software programs are proprietary. We do not have any patents for our designs or innovations and we may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology.

         To protect our interest in our intellectual property, we also have non-disclosure agreements with our employees and we restrict access by others to our proprietary software.

         We believe that our products and other proprietary rights do not infringe on the proprietary rights of third parties. However, we are a recent entrant in the sale of merchandise on the Internet, and there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products or other works of ours. Such an assertion may require us to enter into royalty arrangements or result in costly litigation.

         We are also dependent upon existing technology related to our operations that we license from third parties. We license our portal and global auction search technology from Verity, Inc. When we acquired the assets of the Collecting Channel we were granted two perpetual licenses for the proprietary software eCMS and the source code. This is the content management system primarily used by www.collectingchannel.com We rely on encryption and authentication technology licensed from VeriSign through an online user agreement to provide the security and authentication necessary to effect secure transmission of confidential information.

         We cannot make any assurances that these third-party technology licenses will continue to be available to the company on commercially reasonable terms. Our inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing our proprietary software enhancements and new developments until equivalent technology could be identified, licensed or developed and integrated. Any such delays would materially adversely affect our business, results of operations and financial condition.

         We also utilize free open-source technology in certain areas. Unlike proprietary software, open-source software has publicly available source code and can be copied, modified and distributed with minimal restrictions. Our principal web servers' software is Apache, a free web server software. We are using PHPShop for our e-commerce to provide highly customizable storefronts. In addition to PHPShop we develop a substantial portion of our websites with the language PHP.

Research and Development

         Over the past 18 months we invested approximately $350,000 into the Collecting Exchange web site for design, graphics, labor and various software components. We licensed Shopzone, an e-commerce software system, for $30,000 that will allow our merchant customers to create and manage their own storefront on the web. An additional $10,000 was paid to Breakthrough for the source code. We spent $200,000 to design and install a highly scalable, reliable and secure network/communications infrastructure to sustain our anticipated web traffic going forward. Other labor and consulting fees amounted to $250,000 for system security and integrity.

Employees

         We currently employ 18 full-time personnel. We believe that our future success will depend in part on ourcontinued ability to attract, hire and retain qualified personnel.

Government Regulation

         We are not currently subject to direct federal, state or local regulation, and laws or regulations applicable to access or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.

Item 2.  Description of Properties.

         Our corporate headquarters are presently located at 4 Brussels Street, Worcester, Massachusetts 01610. We pay rent on the Brussels Street, Worcester location and another office in Canton, Massachusetts in the amount of approximately $2,500 per month on a tenant-at-will basis. In July, 1999, we leased under a second office located at 100 Painters Mill Road in Owings Mills, Maryland 21117 a five year lease with a monthly rent of $7,494.67. In June 2000, we moved the operations in the Maryland office up to our corporate headquarters in Worcester, Massachusetts. In December 2000, we vacated the premises and since that time have attempted to release that space. On February 14, 2001, we received notice that we would be evicted on February 23, 2001 for non-payment of rent and that we may be liable for to the extent any subsequent lease fails to provide a rental equal to the rent payable under our lease.

Item 3.  Legal Proceedings.

         We are  currently  involved in a dispute  with Marc  Stengel and Hannah
Kramer, each of whom is a substantial shareholder of our company, and with Whirlwind Collaborative Design, Inc. ("Whirl Wind") and Silesky Marketing, Inc., two entities affiliated with Marc Stengel. Mr. Stengel and Ms. Kramer are former directors of the Company. Mr. Stengel is also a former officer and employee.

         The lawsuit was initially filed against Mr. Stengel alone in June 2000. It remains pending in the US District Court for the District of Maryland. A First Amended Complaint was filed on October 11, 2000, which added the defendants other than Stengel identified above. The First Amended Complaint seeks rescission of the transactions pursuant to which Mr. Stengel and Ms. Kramer obtained their substantial stock interests in the company, and seeks damages against Mr. Stengel and Ms. Kramer, in both cases, for misrepresentations and omissions under the common law of fraud, the Maryland Securities Act and certain contractual warranties and representations. The First Amended Complaint also seeks damages and remedies against Mr. Stengel for breach of his contractual duties as an employee of the company and for misrepresentations he made to the company while acting as an employee; these claims relate to businesses operated by Mr. Stengel in competition with our company and using our company's resources. The First Amended Complaint also seeks to recover damages from Mr. Stengel and the two corporate defendants for conversion of certain of our assets, resources and employee services, and for unjust enrichment. All defendants have filed answers to the First Amended Complaint. Mr. Stengel has filed a counterclaim seeking damages against the Company for alleged interference with his ability to sell shares of our common stock. Whirl Wind has filed a counterclaim against Sales Online for conversion of a small quantity of computer equipment alleged to be owned by Whirl Wind.

         On or about June 16, 2000, Marc Stengel commenced an action in the Delaware Chancery Court pursuant to Section 225 of the Delaware General Corporation Law (the "Delaware 225 Action") seeking a determination from the Court that he was improperly removed as an officer and director of Sales Online, should be reinstated as such, and that Gregory Rotman and Richard Rotman be ordered to dismiss the Maryland action. The Delaware 225 Action was stayed pending the outcome of a special meeting of shareholders, discussed below. Following the results of that meeting, we moved for summary judgment and asked that the Delaware 225 Action be dismissed. Oral argument on this motion was presented on January 18, 2001. The Court granted our motion for summary judgment and dismissed the Delaware 225 Action. The Court concluded that (1) the special meeting of the Company's stockholders held on September 19, 2000 to elect directors was authorized by the Company's bylaws and as a result, the new board was properly elected and had the authority to terminate Mr. Stengel as an officer; (2) Marc Stengel's post-election challenge to the special meeting was barred by his own inequitable conduct; and (3) his claim for back pay could not be pursued in the Court of Chancery action.

         On July 20, 2000, in accordance with our Amended and Restated Bylaws, Gregory Rotman, called a special meeting of the stockholders to be held on September 19, 2000 for the election of directors. Gregory Rotman and Richard Rotman nominated themselves, Andrew Pilaro and John Martin for election to our Board of Directors and filed soliciting materials with the SEC. No proxy soliciting materials were filed by any other party. The meeting was held on September 19, 2000 and the nominated slate of directors were elected as our Board of Directors.

         A special Board of Directors meeting was called by Gregory Rotman immediately following the special meeting of stockholders on September 19, 2000. At that meeting, the new Board removed Marc Stengel as an officer of Sales
Online, formally ratified and approved the initiation and prosecution of the Maryland action against Marc Stengel and authorized Gregory Rotman, as president and CEO to take all actions necessary to prosecute Sales Online's claims against Marc Stengel and others.

         On or about October 3, 2000, Mr. Stengel submitted to Sales Online a demand for advancement of certain expenses (including attorneys' fees) he allegedly incurred in connection with the Delaware 225 Actions and the Maryland action. In his advancement request, Mr. Stengel claimed to have incurred approximately $96,800 in legal expenses in the Delaware 225 Action and the Maryland action through August, 2000. On October 20, 2000, we notified Mr. Stengel that the Board of Directors had denied Mr. Stengel's advancement request.

         On or about October 24, 2000, Mr. Stengel filed a second action in the Delaware Court of Chancery pursuant to Section 145 of the Delaware General Corporation Law seeking a determination from the Court that he is entitled to pursuant to our Bylaws to be advanced his expenses, including attorneys' fees, incurred by him in connection with the Delaware 225 Action and the Maryland Action (the "Delaware 145 Action"). Sales Online and Mr. Stengel each moved for summary judgment in the Delaware 145 Action. A hearing on the Delaware 145 Action was held on January 2, 2001, at which time the Court of Chancery granted our motion for summary judgment and denied Mr. Stengel's motion. Mr. Stengel has appealed this decision to the Delaware Supreme Court.

         On November 1, 2000, we filed with the Maryland Court a Motion for a Preliminary Injunction requesting that the Court enjoin Mr. Stengel and Ms. Kramer from selling, attempting to sell, or otherwise disposing of their shares of our stock pending resolution of the merits of our claim for rescission. On November 9, 2000, Mr. Stengel filed an Opposition to our Motion for a Preliminary Injunction. On November 9, 2000, Mr. Stengel also filed a Motion for Preliminary Injunction requesting that the Court (i) order Sales Online to instruct its transfer agent to implement and complete all measures necessary to sell his restricted stock in compliance with Rule 144 and (ii) enjoin Sales Online from interfering with or preventing the sale of stock by Mr. Stengel in accordance with Rule 144. The District Court conducted an extensive evidentiary hearing on both motions, which concluded on January 23, 2001. The parties briefed the issues and the Court heard final arguments on February 22, 2001. On March 19, 2001, the Court (1) denied our motion for the preliminary injunction against Marc Stengel and Hannah Kramer, (2) granted in part Marc Stengel's motion for a preliminary injunction insofar as we are enjoined from interfering with any sale of stock by Marc Stengel that complies with SEC Rule 144, (3) determined that the evidence supported a finding that Marc Stengel and Hannah Kramer are acting in concert in the disposition of their shares and (4) denied Marc Stengel's and Hannah Kramer's motions to dismiss our lawsuit against them. The Court has scheduled the case for trial in December, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Our common stock, par value $.001 per share, began trading on August 11, 1995 and is presently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol, "PAID".

         The following table sets forth the high and low bid prices for our common stock as reported by OTCBB for the twelve quarters ended December 31, 2000. The quotations from the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

         2000                                     High                  Low
                                                  ----                  ---
         Quarter ended March 31, 2000             2 9/16               17/32
         Quarter ended June 30, 2000              2 7/32               21/32
         Quarter ended September 30, 2000          23/32                5/16
         Quarter ended December 31, 2000           33/64                7/32

         1999                                     High                  Low
                                                  ----                  ---
         Quarter ended March 31, 1999              2 1/2                 1/4
         Quarter ended June 30, 1999              8 3/16              1 1/16
         Quarter ended September 30, 1999         3 1/16              1 3/16
         Quarter ended December 31, 1999           1 3/8               13/32

         As of May 1, 2001, there were approximately 177 holders of record of our common stock.

         We have not previously paid cash dividends on our common stock, and intend to utilize current resources to expand the business; thus, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Our financial statements and notes thereto included elsewhere in this annual report of Form 10-KSB contain detailed information that should be referred to in conjunction with the following discussion.

Overview

         Our primary business, based on our revenues, is the purchase and sale of collectibles and memorabilia. We operate an online auction site that provides a full range of services to sellers and buyers, and maintain multiple collectibles portals, offering integrated information and services to the collectibles community. The collectibles industry includes every person that collects items having either economic or sentimental value, such as antiques, sports and entertainment memorabilia, stamps, coins, figurines, dolls, collector plates, plush and die cast toys, cottage/village reproductions and other decorative or limited edition items that are intended for collecting and other memorabilia. A portal is an Internet website that enables visitors to search for, and visit, other related sites, access related services, and obtain relevant data. Over the past two years, we have been working on the development and technology of building portals. Our main focus was portal development in our own industry of collectibles; to that end, we acquired assets from ChannelSpace Entertainment, Inc. ("CSEI") that include www.CollectingChannel.com. We plan to converge our multiple sites into one integrated site in 2001. We also plan to build other portals, some that that will charge fees to access their services, and others to leverage company-owned technology and websites.

YEAR ENDED DECEMBER 31 , 2000

Results of Operations

         The following discussion compares our results of operations for the year ended December 31, 2000, with those for the year ended December 31, 1999.

         Revenue. For the year ended December 31, 2000 revenue was approximately $1,298,000, 98% of which is attributable to sales of our own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of our own product were approximately $1,211,000; gross sales of items on consignment totaled approximately $576,000, of which we received $86,000 as fees for listing the merchandise. Sales of our own product represented 68%, and sales of consignment merchandise represented 32%, of gross sales, but, because we only receive a fee for sales on consignment, sales of our own product represented 93% and sales on consignment represented 7% of our revenue.

         Our 2000 revenues reflect an increase of approximately $295,000 or 29% from the year ended December 31, 1999 in which revenue was $1,003,000. For the year ended December 31, 1999, sales of our own product were approximately $890,000 and sales of items on consignment were approximately $754,000, of which we received approximately $113,000 as fees. For that year, sales of our own product represented 54% and sales of consignment merchandise represented 46% of all sales, but sales of our own product represented 89% and sales on consignment represented 11% of our revenue.

         The primary reason for the increase in revenues is that we are focused on selling higher end, more expensive auction lots at a quicker turnover rate. More of our sales now consist of product owned by our company rather than consignment sales. Gross loss from Company owned product sales for the year ended December 31, 2000 was ($177,000), which represents a decrease of $361,000 from the year ended December 31, 1999. In addition, we generated commissions on consignment sales of $86,000, resulting in a total gross loss of ($91,000), compared to $113,000 in commissions on consignment sales and a gross profit of $297,000 for the year ended December 31, 1999. The decrease in gross profit is a result of our attempt to achieve a higher turnover of our inventory by selling more products in bulk as well as a write down or inventory of $200,000 due to excess quantities and changes in market conditions.

         While we plan to continue to enhance our web properties, we will do so gradually over time so that we minimize the need for capital investment. Until the Collecting Channel and our other web sites become revenue generating, our revenues will continue to be derived almost entirely from Rotman Auction, particularly sales of our own product. In the future, it is likely that we will continue to focus more of our resources on our Rotman Auction.

         Operating Expenses. Operating expenses during the year ended December 31, 2000 were $3,849,000 compared to $2,460,000 for the year ended December 31, 1999. The increase in SG&A expenses includes an increase in professional fees of $633,000, which is primarily attributable to our ongoing litigation. Marketing and advertising costs decreased by approximately $122,000 from the year ended December 31, 1999. Marketing expenses were primarily attributable to print and online marketing and advertising programs designed to create brand awareness for our online sites. We decreased our marketing expenses in an effort to conserve cash. We plan to seek additional financing that will enable us to increase our marketing and advertising activities to attract more visitors to our websites. See "Working Capital and Liquidity." Costs associated with planning, maintaining, and operating our web sites increased $133,000, principally in payroll costs. This increase includes an increase in option compensation of $46,000, as the year ended December 31, 2000 contained a full year for this expense compared to a partial year in 1999. Also, in the last fiscal year, we incurred significant expenses relating to closing of our Maryland office and moving of our Internet infrastructure to Massachusetts in June 2000 including $146,000 in connection with the termination of the lease for the Maryland office. In addition, we made significant investments in product development in the amount of approximately $40,000 that we believe are required to be competitive and handle increased growth. These expenses included an advanced internal order processing system, called SBT, for expediting orders and reducing labor costs. We also invested substantial time in evaluating an open source storefront system, PHPShop, for third party hosting. This has enabled us to reduce labor and provide a better system to our customers.

         Administrative and non-technical payroll and related costs increased by $129,000 over the year ended December 31, 1999. Depreciation and amortization increased by $431,000 due to intangible and tangible assets acquired principally in the transaction with CSEI and the fact that in 1999 the Company acquired $664,000 of fixed assets on which there was only a partial year of depreciation, compared with a full year of depreciation on these assets for the year ended
December 31, 2000. Travel and entertainment expenses increased by $110,000 due to the travel involved in (i) the litigation against Marc Stengel in Maryland and (ii) the transaction with CSEI.

         Interest expense. For the year ended December 31, 2000 we incurred interest charges associated with the issuance of a $3,000,000 convertible note and warrants in the amount of

$1,597,000, while no such charges were incurred in the year ended December 31, 1999. See "Working Capital and Liquidity" below.

         Net Loss. We realized a net loss for the year ended December 30, 2000 of $5,493,000, or ($.11) per share (which includes an interest expense of $1,597,000 in connection with the sale of the $3,000,000 convertible note and related warrants), compared to $2,183,000, or ($.05) per share for the nine months ended December 31, 1999.

         Inflation. We believe that inflation has not had a material effect of its results of operations.

         Acquired Assets. At December 31, 2000, total assets of the company were $6,494,000 compared to $1,666,000 at December 31, 1999. The increase was primarily due to the acquisition of the CSEI assets. The assets acquired consist principally of software licenses, a video library, a library of articles, a user list, Domain names, furniture, and fixtures and equipment. These assets are carried in "property and equipment" and "Other intangible assets" in the accompanying financial statements at values determined by an independent valuation. Management believes that the main components of the acquisition that will help generate revenues in the future are the web properties (www.collectingchannel.com, www.tartans.com (AOL keyword 'clan'), www.maloneysonline.com) and the Maloney's book. Most significantly, management places significant value in the licenses to the electronic content management software (ECMS) and source-code the company acquired.

Working Capital and Liquidity

         Cash and cash equivalents were approximately $103,000 at December 31, 2000, compared to $221,200 at December 31, 1999.

         On March 23, 2000, we entered into a Securities Purchase Agreement, whereby we sold an 8% convertible note in the amount of $3,000,000, due March 31, 2002 to Augustine Fund, L.P. The note is convertible into common stock at a conversion price equal to the lesser of: (1) one hundred ten percent (110%) of the lowest of the closing bid price for the common stock for the five (5) trading days prior to March 23, 2000, or (2) seventy-five percent (75%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Because the registration statement (discussed below) was not declared effective at December 31, 2000, Augustine Fund would have received $4,109,600 in aggregate value of the company's common stock upon the conversion of the $3,000,000 convertible note. As a result, the intrinsic value of the beneficial conversion feature of $1,109,600 has been allocated to debt discount and additional paid-in capital. Since the debt was convertible at the date of issuance, the debt discount was charged to earnings during the year ended December 31, 2000.

         In connection with the Securities Purchase Agreement, we also issued warrants to the Augustine Fund, L.P. and Delano Group Securities, LLC to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date, or $2.70 per share. If the warrants are exercised in full, we will receive gross proceeds in the amount of $1,080,000. The warrants expire on March 31, 2005.

         In addition, we entered into a Registration Rights Agreement (modified on September 19, 2000), pursuant to which we agreed to file a registration statement with the SEC by October 25, 2000 covering the common stock to be issued upon the conversion of the convertible note and stock purchase warrants. If the registration statement was not declared effective by the SEC on or before December 15, 2000, then, with respect to any portion of the note not previously converted into common stock, the applicable conversion percentage will decrease by two percent (2%) each thirty day period until the registration statement is declared effective by the SEC. If the SEC has not declared the registration statement effective within one year after March 23, 2000, the applicable conversion percentage shall be fifty percent (50%). Also, because the registration statement was not effective on December 15, 2000, we are required to pay liquidating damages equal to two (2%) of the purchase price of the note and warrant for each thirty-day period until the registration statement becomes effective. As of May 1, 2001, the registration statement had not been declared effective.

         Our independent auditors have issued a going concern opinion on our financial statements. Although we have increased revenue from our Rotman Auction operations and reduced cost by (i) eliminating personnel and expenses related to the auctions, (ii) eliminating our expenses associated with the operations of the Maryland office by the closing of that office, and (iii) eliminating the salary that was paid to Mr. Stengel, management believes that presently we do not have sufficient cash to fund operations for the next 12 months. We are currently in discussions for obtaining additional financing to fund our operations for the next 12 months of approximately $1,500,000 upon the effectiveness of the Augustine registration statement. While management believes that these discussions will result in the proposed financings, there can be no assurances that the financings will be concluded on reasonably acceptable terms. If the financings are not so completed, management will be required to find alternative sources of capital to support our operations. Based on our current cash position, we currently need an infusion of $750,000 of additional capital to fund our anticipated marketing costs and operating expenses over the next 12 months. If we do not receive this money, or at least an infusion of $50,000 per month, then we will only be able to continue operations through the end of June. In the long term, we believe that if we are successful in concluding the litigation and having our Augustine registration statement declared effective. we are likely to be profitable by the end of the first quarter 2002 as a result of our efforts in greatly decreasing expenses, obtaining our needed capital and increasing product sales. We do not expect to incur the same level of litigation costs in the long term that we have sustained in the past year because of the substantial discovery and hearings conducted through December 2000.

Item 7.  Financial Statements.

         The financial statements and supplementary data required by this item appear on Page F-1 immediately following the signature page.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         On February 15, 1999, our former Board of Directors approved the appointment of Stephen P. Higgins, C.P.A. ("Higgins") as Sales Online's independent certified public accountants to provide accounting and auditing services for Sales Online for the year ended December 31, 1998 and also approved the dismissal of Guest & Company as Sales Online's independent auditors.

         Guest & Company's report on the annual financial statements of Sales Online for the prior fiscal years ending December 31, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during the years ended December 31, 1997 and 1996 and for the subsequent interim period preceding the dismissal of Guest & Company, there were no disagreements between the Sales Online and Guest & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Guest & Company, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the annual financial statements of Sales Online.

         On March 28, 2000, our Board of Directors formally approved the termination of the accounting services provided by Stephen P. Higgins, C.P.A., as the Sales Online's independent auditors. We had previously, on March 24, 2000, engaged Wolf & Company, P.C. as Sales Online's independent certified accountants to provide accounting and auditing services for the year ended December 31, 1999.

         Higgins' report on the annual financial statements of Sales Online for the prior fiscal year ending December 31, 1998 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during the year ended December 31, 1998 and for the subsequent interim period preceding the dismissal of Higgins, there were no disagreements between Sales Online and Higgins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Higgins, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the annual financial statements of Sales Online.


                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

         The following table sets forth certain information regarding the directors and executive officers of Sales Online:

  Name                Age    Position
  ----                ---    --------
  Gregory Rotman*     34     Director, Chief Executive Officer
                             & President

  Richard Rotman*     30     Director, Chief Financial Officer, Vice President,
                             Treasurer & Secretary

  John Martin         35     Director, Chief Technology Officer &
                             Vice President

  Andrew Pilaro       30     Director
----------------------
*Gregory Rotman and Richard Rotman are brothers.

         The following is a description of the current occupation and business experience for the last five years for each director and executive officer.

         Gregory P. Rotman has served as a Director and the Chief Executive Officer and President of Sales Online since February 1999. From 1995 to 1998, he served as a Partner of Teamworks, Inc., LLC , which was responsible for the design, financing and build-out of MCI National Sports Gallery.

         Richard S. Rotman has served as a Director and the Chief Financial Officer, Vice President, Treasurer and Secretary of Sales Online since February 1999. Prior to joining Sales Online, he was involved in the management and day-to-day operations of Rotman Auction, which he formed in February 1997. From 1995 until February 1997, Mr. Rotman worked for the family business, Rotman Collectibles, where he began in sales and distribution in the new product division. As the industry was changing, Rotman Collectibles began focusing on auctions as a more permanent division and during 1996, he began to create a presence on the Internet. Mr. Rotman's primary expertise is in management and daily operations. From 1994 to 1995, Mr. Rotman served as the director of an art gallery in Jackson, Wyoming, selling original artwork to high-end clientele.

         John Martin has served as a Director and the Vice President of Sales Online since September 2000, and our Chief Technology Officer since May 2000. From May 1999 until May 2000, he served as vice president-technology. From June 1997 to May 1998, Mr. Martin was an instructor at Clark University Computer Career Institute. From August 1996 to May 1999, he served as a Software Engineer with Sybase, Inc., a software development company. From prior to 1995 to August 1996, Mr. Martin was the Senior Programmer at Presidax, which manufactures barcoded labels and is a division of Avery Dennison. From prior to 1995 to May 1999, he was also a software consultant.

         Andrew Pilaro has served as a Director of Sales Online since September 2000. Since August, 1996, he has served as the Assistant to the Chairman of CAP Advisors Limited, an investment management company, with responsibility for asset management. From August, 1995 to August, 1996, Mr. Pilaro was a clerk at Fowler, Rosenau & Geary, L.P., a stock specialist firm.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors and to Gregory Rotmanand Richard Rotman, who are beneficial owners of more than 10% of the Company's stock, have been complied with for the period which this Form 10-KSB relates. The Company believes that a Form 4 filing for Hannah Kramer, a former director of the Company, covering sales made during July 2000 was not timely filed. No filings pursuant to Section 16(a) have been made by Marc Stengel, a former director and officer and a 10% shareholder of the Company, and it is unclear to the Company as to whether or not he had effected any transactions in the stock during the last fiscal year.

Item 10.          Executive Compensation

         The following table sets forth the compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded
$100,000, for the last three fiscal years ended December 31, 2000, 1999 and 1998. The Company did not pay any long-term compensation to the named officers.

                           Summary Compensation Table

         Name and                            Fiscal
         Principal Position                  Year (1)                Salary

         Gregory P. Rotman                   2000(1)                $  98,928
           President and                     1999                   $ 124,519
           Chief Executive Officer           1998                   $       0

         Richard S. Rotman                   2000(1)                $  98,771
           Chief Financial Officer,          1999                   $ 126,194
           Vice President and Secretary      1997                   $       0

         Marc Stengel (2)                    2000(1)                $  41,803
           Executive Vice President          1999                   $ 126,194
                                             1998                   $       0
       ---------------
         (1) Gregory P. Rotman, Richard S. Rotman and Marc Stengel assumed their positions as of February 25, 1999.

         (2) On June 7, 2000, Marc Stengel was terminated as an employee of the Company.

         None of the named executive officers received, holds or exercised any options or stock appreciation rights with respect to the Company's securities, and none of such persons The Company did not pay any long-term compensation to the named officers.

         None of the Company's directors receives any compensation from the Company for serving as directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         To the knowledge of the management of Sales Online the following table set forth the beneficial ownership of our common stock as of May 1, 2001 of each of our directors and executives officers, and all of our directors and executive officers as a group. The address of each person named below is the address of Sales Online.

         Name and Address of       Number of Shares           % of
         Beneficial Owner          Beneficially Owned         Class
         ----------------          ------------------         -----
         Gregory Rotman               8,309,005                14.67%
         Richard Rotman              10,155,451                17.93%
         John Martin                    316,288 (1)                *
         Andrew Pilaro                   13,700                    *
         All directors and           18,794,444                33.05%
         officers as a group

       ---------------
*   Represents less than 1%

(1) Includes 236,000 currently exercisable options to purchase shares of our common stock.

         To the knowledge of Management , as of May 1, 2001, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of Sales Online, other than Gregory Rotman and Richard Rotman, as set forth above, and the following persons:

 Name and Address of              Number of Shares           % of
 Beneficial Owner                 Beneficially Owned         Class
 ----------------                 ------------------         -----
 Marc Stengel                     12,925,119                 22.83%
 3743 Birch Lane
 Owings Mills, MD 21117

  Hannah Kramer                   5,139,337                   9.07%
  673 Korisa Drive
  Huntingdon Valley, PA 19006

Item 12.          Certain Relationships and Related Transactions.

         On February 25, 1999, the Company purchased all of the outstanding common stock of Internet Auction, Inc., a Massachusetts corporation ("Internet Auction"), which was wholly owned by Gregory Rotman, Richard Rotman, Marc Stengel and Hannah Kramer, in exchange for the issuance to these individuals of an aggregate of 36,928,912 shares, representing approximately 78.4%, of our common stock. As a result of this transaction, the principal business of Internet Auction became the business of Sales Online and Gregory Rotman, Richard Rotman, Marc Stengel and Hannah Kramer became directors of Sales Online. We believe that the stock for stock transaction with Internet Auction was on terms that were fair and reasonable to our company and no less favorable than could have been obtained by a third party.

         Following the transaction with Internet Auction, John Martin was granted options to purchase 471,000 shares of our common stock at an exercise price of $.01 per share, of which 236,000 are currently exercisable. We granted these options to Mr. Martin as an incentive for joining our company and leaving his position as a software engineer with Sybase, Inc., a prominent software development company. As our Chief Technology Officer, Mr. Martin has become an integral part of our company's operations and we rely very heavily on his services. See "Risk Factors," included as Exhibit 99.1 to this Form 10-KSB.

         In September 1999, we purchased certain computer equipment, Internet research technology and coding material for a purchase price of $70,000 from Timeline, Inc., a corporation owned by Gregory Rotman and Richard Rotman. We believe that the terms of the purchase were fair and reasonable and on terms that were fair and reasonable to our company and no less favorable than could have been obtained by an unaffiliated party.

         In February 1999 prior to the transaction with Internet Auction, Rotman Productions, an entity owned by Steven Rotman, the father of Gregory Rotman and Richard Rotman, contributed an inventory of collectibles with an estimated value of $629,000 to Internet Auction. The inventory was contributed in exchange for 236 shares of Internet Auction common stock (which in the transaction converted to 220,000 shares of our common stock) and additional consideration consisting of a call option to purchase from a third party, Universal Funding Inc., 700,000 shares of our common stock owned by Universal Funding, Inc., at an exercise price of $.50 per share, subject to the closing of the Internet Auction transaction. These options were exercised by Steven Rotman. We believe that this purchase of collectibles inventory was fair and reasonable to the company and on terms no less favorable than could have been obtained by a third party.

         On March 7, 2000, we acquired Internet Collectible Awards (www.collectiblenet.com), an internet business that polls consumers and reports on the best Internet collectibles web sites in a variety of categories. As consideration for the acquisition, we recorded accounts payable of $50,000 and issued 200,000 shares of our common stock valued at $237,500 (based on our stock price at the date of acquisition). At the time of the transaction, we believed this was purchase was made from an unaffiliated third party. In the lawsuit we filed against Marc Stengel and others described above, we allege that this acquisition was an undisclosed related party transaction.

Item 13. Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          Exhibits are numbered in accordance with Item 601 of Regulation S-B.

        Exhibit     Description of Exhibits
          No.       -----------------------
        -------

          2.1 Agreement and Plan of Reorganization dated January 31, 1999 among the Registrant and Gregory Rotman, Richard Rotman, Marc Stengel and Hannah Kramer. (incorporated by reference from Form 8-K-File No. 0-28720, filed March 10, 1999)
          2.2 Asset Purchase Agreement dated November 8, 2000 among the Registrant, CSEI and Discribe (incorporated by reference to
                    Exhibit 2.1 to Form 8-K filed on November 22, 2000)
          3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB, filed April 14,
                    2000)
          3.2       Amended and Restated  Bylaws  (incorporated  by reference to
                    Exhibit 3.2 to Form 10-KSB, filed April 14, 2000)
          4.1       Specimen of certificate  for Common Stock  (incorporated  by reference to Exhibit 4.1 to Form SB-2/A filed on December 1,
                    2000)
          10.1 Lease Agreement, dated July 26, 1999 between 100 Painters Mill, LLC and the Registrant and First Amendment to Lease Agreement, dated December 31, 1999 (incorporated by reference to Exhibit 10.5 to Form 10-KSB filed on April 14,
                    2000)
          10.2      1999 Stock Option Plan (incorporated by reference to Exhibit
                    10.2 to Form SB-2/A filed on December 1, 2000)
          10.3      1999  Omnibus  Share  Plan  (incorporated  by  reference  to
                    Exhibit 10.3 to Form SB-2/A filed on December 1, 2000)
          10.4 Internet Data Center Services Agreement dated July 21, 1999 between the Registrant and Exodus Communications, Inc. *
          10.5 Securities Purchase Agreement dated March 23, 2000 between the Registrant and Augustine Fund, LP. (incorporated by reference to Exhibit 10.2 to Form 10-KSB filed on April 14,
                    2000)
          10.6 Convertible Note dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed on April 14, 2000)
          10.7 Warrant dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement (incorporated by reference to Exhibit 10.4 to Form 10-KSB filed on April 14,
                    2000)
          10.8      Registration Rights Agreement  (incorporated by reference to
                    Exhibit 10.5 to Form 10-KSB filed on April 14, 2000)
          10.9      Escrow  Agreement dated March 23, 2000 among the Registrant,
                    Augustine Fund, LP and H. Glenn Bagwell, Jr. pursuant to Securities Purchase Agreement (incorporated by reference to
                    Exhibit 10.6 to Form 10-KSB filed on April 14, 2000)
          10.11 Warrant issued by the Registrant to Delano Group Securities, LLC (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed on April 14, 2000)
          10.12 Modification Agreement dated September 19, 2000 between the Registrant and Augustine Fund, LP (incorporated by reference to Exhibit 4.7 to Form S-3 filed on October 25, 2000)
          10.13 Software License Agreements dated November 8, 2000 between the Registrant and CSEI (incorporated by reference to
                    Exhibit 10.1 to Form 8-K filed on November 22, 2000)
          10.14 Escrow Agreement dated November 8, 2000 among the Registrant, CSEI, and the escrow agent Olde Monmouth Stock Transfer Co., Inc. (incorporated by reference to Exhibit
                    10.2 to Form 8-K filed on November 22, 2000)

          10.15 Registration Rights Agreement dated November 8, 2000 between the Registrant and CSEI (incorporated by reference to
                    Exhibit 10.3 to Form 8-K filed on November 22, 2000)
          16.1 Letter from Guest & Company on change in certifying accountant (incorporated by reference from Form 8-K, filed on April 29, 1999)
          16.2 Letter from Stephen P. Higgins, C.P.A. on change in certifying accountants (incorporated by reference from Form 8-K/A, filed on March 31, 2000)
          21.1      Subsidiaries of the Registrant (included in Item I)*
          23.1      Consent of Wolf & Company, P.C.*
          99.1      Risk Factors*

          ---------------
     * filed herewith


          (b)  Reports on Form 8-K.

          On November 20, 2000, the Company filed a Report on Form 8-K reporting the acquisition of certain assets of ChannelSpace Entertainment Inc.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         SALES ONLINE DIRECT INC.




Date: May 11, 2001                       By: /s/ Gregory Rotman
                                         ------------------------------------
                                             Gregory Rotman, President


         In accordance with the Exchange Act, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Date: May 11, 2001                        /s/ Gregory Rotman
                                          --------------------------------------
                                          Gregory Rotman, President and Director



Date: May 11, 2001                        /s/ Richard Rotman
                                          --------------------------------------
                                          Richard Rotman, Vice President,
                                          Treasurer, Secretary and Director



Date: May 11, 2001                        /s/ John Martin
                                          --------------------------------------
                                          John Martin, Chief Technology Officer
                                          Vice President and Director



Date:  May 11, 2001                       /s/ Andrew Pilaro
                                          --------------------------------------
                                          Andrew Pilaro, Director

                            Financial Statements and
                              Report of Independent
                          Certified Public Accountants

                            Sales Online Direct, Inc.
                           December 31, 2000 and 1999

                           SALES ONLINE DIRECT, INC.
                           DECEMBER 31, 2000 AND 1999
                              FINANCIAL STATEMENTS

   AUDITED FINANCIAL STATEMENTS

   Independent Auditors' Report........................................     F-3

   Balance Sheet at December 31, 2000 and 1999.........................     F-4

   Statements of Operations
   Years ended December 31, 2000 and 1999..............................     F-5

   Statements of Changes in Stockholders' Equity
   Years ended December 31, 2000 and 1999..............................     F-6

   Statements of Cash Flows
   Years ended December 31, 2000 and 1999.............................. F-7-F-8

   Notes to Financial Statements
   Years ended December 31, 2000 and 1999..............................F-9-F-23

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Sales OnLine Direct, Inc.
Worcester, Massachusetts


     We have audited the accompanying balance sheets of Sales OnLine Direct, Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sales OnLine Direct, Inc. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and a working capital deficiency at December 31, 2000. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Wolf & Company, P.C.


May 7, 2001
Boston, Massachusetts

                            SALES ONLINE DIRECT, INC
                                  BALANCE SHEET
                                  DECEMBER 31,


                                                                                 2000                1999
                                                                                 ----                ----
                                     Assets
Current assets:
   Cash and cash equivalents                                               $     102,534       $  221,213
   Accounts receivable                                                                --           48,682
   Marketable securities                                                          17,196               --
   Inventory                                                                     385,973          629,729
   Prepaid expenses                                                              125,975           72,992
   Other current assets                                                           18,089           11,236
                                                                           -------------       ----------
      Total current assets                                                       649,767          983,852

Property and equipment, net                                                    1,490,247          613,365
Goodwill                                                                          26,797           49,765
Other intangible assets                                                        4,162,211           18,667

Debt financing costs, net                                                        165,000               --
                                                                           -------------       ----------

        Total assets                                                           6,494,022       $1,665,649
                                                                           =============       ==========

                      Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                        $     137,277       $  348,504
   Accrued expenses                                                            1,003,564           81,483
                                                                           -------------        ---------
      Total current liabilities                                                1,140,841          429,987
                                                                           -------------        ---------

Convertible Debt                                                               2,737,196               --

Commitments and Contingencies                                                         --               --

Temporary equity (200,000 shares of common stock, $.001 par value)               237,500               --

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 shares
      authorized; 54,763,281 and 46,711,140 shares issued and
      outstanding at December 31, 2000 and 1999, respectively                     54,763           46,711
   Additional paid-in capital                                                 10,448,176        4,010,033
   Accumulated deficit                                                        (7,700,307)      (2,207,171)
   Unearned compensation                                                        (424,147)        (613,911)
                                                                           -------------       ----------

      Total stockholders' equity                                               2,378,485        1,235,662
                                                                           -------------       ----------

        Total liabilities and stockholders' equity                         $   6,494,022       $1,665,649
                                                                           =============       ==========

                 See accompanying notes to financial statements

                            SALES ONLINE DIRECT, INC.
                            STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                       2000              1999
                                                       ----              ----

Revenues                                           $ 1,297,595      $ 1,003,200

Cost of revenues                                     1,388,455          706,488
                                                   -----------      -----------

         Gross profit (loss)                           (90,860)         296,712

Operating expenses

   Selling, general and administrative expenses      3,064,024        2,457,958
   Website development costs                           785,406          651,785
                                                   -----------       ----------

          Total operating expenses                   3,849,430        1,807,958
                                                   -----------       ----------

          Loss from operations                      (3,940,290)      (2,163,031)

Other income (expense)
   Interest expense                                 (1,597,045)              --
   Other income                                         43,232           92,701
   Unrealized loss on marketable securities            (40,132)              --
   Gain (loss) on sale of securities                    41,099         (112,710)
                                                   -----------       ----------

          Total other expense                       (1,552,846)         (20,009)
                                                   -----------       ----------

          Loss before income taxes                  (5,493,136)      (2,183,040)

Provision for taxes on income                               --               --
                                                   -----------       ----------

          Net loss                                 $(5,493,136)     $(2,183,040)
                                                   ===========      ===========

Loss per share (Basic)                             $     (0.11)     $     (0.05)
                                                   ===========      ===========

Weighted average shares                             48,117,453       45,277,812
                                                   ===========      ===========

                 See accompanying notes to financial statements



                            SALES ONLINE DIRECT, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                     Additional              Stock
                                                Common Stock           Paid-in   Accumulated Subscriptions   Unearned
                                             Shares      Amount        Capital      Deficit  Receivable    Compensation   Total
                                             ------      ------        -------      -------  ----------    ------------   -----

Balance, January 1, 1999                   37,368,912      37,369             -      (24,131)  (1,000)             -        12,238
Collection of stock subscriptions
    receivable                                      -           -             -            -    1,000              -         1,000
Contribution of assets of World
    Wide Collectors Digest                          -           -        33,229            -        -              -        33,229
Contribution of collectibles
    Inventories                                     -           -       769,764            -        -              -       769,764
Acquisition of Securities Resolution
    Advisors, Inc.                          9,342,228       9,342        (8,854)           -        -              -           488
Proceeds from assignment of options                 -           -     2,450,000            -        -              -     2,450,000
Compensatory stock options granted                  -           -       757,848            -        -       (757,848)            -
Amortization of stock-based
    compensation                                    -           -             -            -        -        143,937       143,937
Issuance of stock options to consultant
    for services                                    -           -         8,046            -        -              -         8,046
Net loss                                            -           -             -   (2,183,040)       -              -    (2,183,040)
                                           ----------     -------    ----------  -----------     ----      ---------    ----------
Balance, December 31, 1999                 46,711,140     $46,711    $4,010,033  $(2,207,171)       -      $(613,911)   $1,235,662
Acquisition of assets of
    ChannelSpace Entertainment, Inc.        7,530,000       7,530     4,641,466            -        -              -     4,648,996
Common stock issued in connection
with call option agreement                    110,000         110          (110)           -        -              -             -
Issuance of common stock to
    consultant for services                    35,000          35        44,800            -        -              -        44,835
Common stock issued in payment of
interest on convertible debt                  377,141         377       125,211            -        -              -       125,588
Proceeds from assignment of options                 -           -        87,188            -        -              -        87,188
Beneficial conversion discount                      -           -     1,109,588            -        -              -     1,109,588
Issuance of warrant                                 -           -       430,000            -        -              -       430,000
Amortization of stock-based compensation            -           -             -            -        -        189,764       189,764
Net loss                                            -           -             -   (5,493,136)       -              -    (5,493,136)
                                           ----------     -------   -----------  -----------    -----       --------    ----------
Balance, December 31, 2000                 54,763,281     $54,763   $10,448,176  $(7,700,307)   $   -      $(424,147)   $2,378,485
                                           ==========     =======   ===========   ==========    =====       ========    ==========


                 See accompanying notes to financial statements




                            SALES ONLINE DIRECT, INC
                            STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                                 2000                1999
                                                                                 ----                ----
Operating activities:
   Net (loss)                                                               $  (5,493,136)      $  (2,183,040)
      Adjustments to reconcile net loss to net
        cash used in operating activities
           Depreciation and amortization                                          524,499              92,667
           Amortization of unearned compensation                                  189,764             143,937
           Amortization of debt discount                                          167,196                   -
           Beneficial conversion feature                                        1,109,588                   -
           Stock issued in payment of interest                                    125,588                   -
           Stock options issued for compensation                                   44,835               8,046
           Net gain on marketable securities                                         (967)            112,710
           Loss on abandonment of leasehold improvements                           46,745
           Changes in assets and liabilities:
              Accounts receivable                                                  48,682             (36,841)
              Inventory                                                           243,756             171,489
              Accounts payable                                                   (211,227)            218,144
              Accrued expenses                                                    622,081              76,483
              Income taxes payable                                                      -              (2,160)
              Other, net                                                          (59,836)            (95,358)
                                                                            -------------        ------------

                  Net cash used in operating activities                        (2,642,432)         (1,493,923)
                                                                            -------------        ------------
Investing activities:
   Purchase of securities                                                        (401,203)         (3,247,091)
   Proceeds from sale of securities                                               384,974           3,134,381
   Acquisition of other intangible asset                                          (50,000)                  -
   Cash received from Rotman Auction, Inc. acquisition                                  -               9,864
   Cash received from Securities Resolution Advisors, Inc. acquisition                  -                 488
   Property and equipment additions                                              (227,206)           (633,506)
                                                                            -------------       -------------
                  Net cash used in investing activities                          (293,435)           (735,864)
                                                                            -------------       -------------
Financing activities:
   Proceeds from assignment of common stock call options                           87,188           2,450,000
   Net proceeds from convertible debt                                           2,300,000                   -
   Proceeds from sale of warrants                                                 430,000                   -
   Proceeds from stock subscriptions                                                    -               1,000
                                                                            -------------       -------------

                  Net cash provided by financing activities                     2,817,188           2,451,000
                                                                            -------------       -------------
Net increase (decrease)  in cash and equivalents                                 (118,679)            221,213
Cash and equivalents, beginning                                                   221,213                   -
                                                                            -------------       -------------
Cash and equivalents, ending                                                $     102,534       $     221,213
                                                                            =============       =============

                 See accompanying notes to financial statements


                            SALES ONLINE DIRECT, INC
                      STATEMENTS OF CASH FLOWS (continued)
                            YEARS ENDED DECEMBER 31

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                 2000           1999
                                                                                 ----           ----

Cash paid during the period for:
   Income taxes                                                             $         -      $    2,432
                                                                            ===========      ==========

   Interest                                                                 $         -      $        -
                                                                            ===========      ==========

                     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Contributions of inventories                                                $         -      $  769,764
                                                                            ===========      ==========

Contribution of the net assets of World Wide Collectors Digest, Inc. were recorded at their fair values as follows:
      Due from shareholder                                                  $         -      $    2,737
      Other current assets                                                            -           1,000
      Property and equipment                                                          -          29,877
      Liabilities assumed                                                             -            (385)
      Additional paid-in capital                                                      -          33,229


Merger of Rotman Auction, Inc. accounted for utilizing the purchase method of accounting.  The assets were recorded at their fair values as follows:
      Cash received in the transaction                                                -           9,864
      Accounts receivable                                                             -          11,841
      Inventory                                                                       -          31,454
      Due from affiliate                                                              -          10,919
      Other current assets                                                            -           7,115
      Property and equipment                                                          -           1,697
      Due to shareholder                                                              -         (11,820)
      Other liabilities assumed                                                       -        (129,975)
      Goodwill                                                                        -          68,905


Acquisition of Internet Collectible Awards for stock
   Recorded as other intangible asset                                       $   237,500
Acquisition of certain assets of ChannelSpace Entertainment, Inc.
         Property and equipment                                             $   906,890
         Other intangible assets                                            $ 4,042,106
         Accrued expenses recorded                                          $  (300,000)

                 See accompanying notes to financial statements


Note 1.   Organization

On February 25, 1999, Securities Resolution Advisors, Inc. ("SRAD") purchased all of the outstanding common stock of Internet Auction, Inc. ("Internet Auction"). The acquisition was made pursuant to an Agreement and Plan of Reorganization (the "Agreement") dated January 31, 1999 between SRAD and the principal shareholders ("IA Shareholders") of Internet Auction. Pursuant to the Agreement, SRAD acquired the business and all of the issued and outstanding shares of the capital stock of Internet Auction in exchange for the issuance to the IA Shareholders of an aggregate of 37,368,912 shares, representing approximately 80%, of SRAD's issued and outstanding common stock, and SRAD's principal business became the business of Internet Auction. In accordance with the Agreement, after the transaction described above, the IA Shareholders were appointed to SRAD's Board of Directors and became officers of SRAD. The previously serving directors resigned from the Board. SRAD subsequently changed its name to Sales OnLine Direct, Inc. (the "Company").

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

On March 7, 2000, the Company acquired Internet Collectible Awards ("ICA") (www.collectiblenet.com), an internet business that polls consumers and reports on the best Internet collectibles Web sites in a variety of categories. As consideration for the acquisition, the Company recorded accounts payable of $50,000 and issued 200,000 shares of the Company's common stock valued at $237,500 (based on the Company's stock price at the date of acquisition). The value of these shares is included in temporary equity due to the litigation discussed below. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price, $287,500, over the fair value of the of the assets acquired, a web site, has been allocated to other intangible assets. As indicated in Note 12, the Company is involved in litigation. Subsequent to this acquisition management obtained information that caused it to believe, unbeknownst to the Company, the beneficial owner of ICA was an officer and director and significant shareholder of the Company at the time of the acquisition. Upon resolution of the litigation, any necessary accounting adjustments will be made.

On November 8, 2000, the Company acquired certain assets of ChannelSpace Entertainment, Inc., a Virginia corporation (CSEI") and Discribe, Ltd., ("Discribe") a Canadian corporation wholly owned by CSEI. CSEI and Discribe are converged Internet content providers and producers of affinity portals, including the CollectingChannel.com and the CelticChannel.com websites. The consideration  paid  by the  Company  for  the  acquired  assets  was  7,530,000 unregistered shares of the Company's common stock valued at $4,648,996 and $300,000 worth of the Company's common stock to be registered (711,136 shares based upon the average closing bid price of the stock on the five trading days prior to February 6, 2001, the date of filing the registration statement. Included in accrued expenses at December 31, 2000 is $300,000 related to this transaction. The assets acquired - consisting principally of software licenses, a video library, a library of articles, a user list, Domain names, furniture, fixtures and equipment, had an estimated fair value of approximately $4,974,000. The fair values of the individual assets acquired, and the consideration paid, have been determined by independent appraisal. The excess of the fair market value of the assets acquired over the purchase price, approximately $25,000, has been allocated pro-rata to the intangible assets acquired.

                            SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



Note 2.  Management's Plans

The Company has incurred significant losses for the last two years and has a limited operating history. For the years ended December 31, 2000 and 1999 the Company reported losses of $5,493,136 and $2,183,040, respectively. In addition, at December 31, 2000, the Company had negative working capital of $491,074.

To date we have met our cash needs from the proceeds of the convertible debt and related warrants and the assignment of call options discussed in Note 7.

The Company has increased revenue from auctions and reduced costs by (i) eliminating personnel and expenses related to the auctions, (ii) eliminated our expenses associated with the operations of the Maryland office, and (iii) eliminated the salary that was paid to a former officer.

Management is currently in discussions to obtain additional financing to fund operations for the next 12 months with approximately $1,500,000 upon the effectiveness of the Augustine registration statement. While management believes that these discussions will result in obtaining the proposed financings, there can be no assurances that they will be concluded on reasonably acceptable terms. If the financings are not so completed, management will seek alternative sources of capital to support operations. Based on current cash positions, the Company needs an infusion of $750,000 of additional capital to fund anticipated marketing costs and operating expenses over the next 12 months. If management does not receive this capital, or at least an infusion of $50,000 per month, then the Company will only be able to continue operations through the end of June.

Finally, the Company does not expect to incur the same level of legal costs in the long term that it has sustained in the past year because of the substantial discovery and hearings conducted through December 2000 for the litigation.

Although there can be no assurances, the Company believes that the above cost reductions and anticipated financings will be sufficient to meet the Company's working capital requirements through the end of 2001.


Note 3.   Summary Of Significant Accounting Policies

Basis of presentation

The accompanying 1999 financial statements reflect the operations of Internet Auction since January 1, 1999 and those of Rotman Auction Inc. (Rotman Auction) and the assets of World Wide Collectors Digest, Inc. ("WWCD") for periods after February 25, 1999, the date of the merger between Internet Auction and Rotman Auction, the acquisition of the WWCD assets, and the capital transactions with SRAD. Prior to the transaction described above the business conducted by Internet Auction was through three related companies: Internet Auction and its Internet Collectibles division, Rotman Auction and WWCD. In anticipation of the transaction with the Company, the companies and the assets of WWCD were combined and their operations integrated as follows:

     Auction  operations,   generating  approximately  98%  of  revenues,  which
     include:

          A full service auction house providing a full range of services to sellers and buyers including live online bidding, consignment services, authentication of merchandise, digital photography as well as purchases and sales of authentic memorabilia.

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

     Web hosting service:

          An e-commerce website for dealers in the collectibles community that designs, hosts, and maintains dealer websites allowing clients to create online storefronts, set prices, and sell directly to online shoppers.

Inventory Purchase Agreements

          On February 12, 1999, Internet Auction acquired collectibles, collectors items and memorabilia from Rotman Production, a related party, with an estimated fair value of approximately $629,000 in exchange for 236 shares of the Internet Auction's common stock received from a stockholder of Internet Auction. In addition, the seller was assigned the right to acquire 700,000 option shares of SRAD common stock from Universal Funding, Inc. at $.50 per share. (see Note
          7).

          On February 25, 1999, Internet Auction acquired collectibles, collectors items and memorabilia from Kim Stengel, a related party, with an estimated value of approximately $140,000 in exchange for 236 shares of the Internet Auction's common stock received from a stockholder of Internet Auction.

Purchase of Assets of World Wide Collectors Digest, Inc.

          On February 25, 1999, Internet Auction acquired the assets of WWCD, a related party, with an estimated value of approximately $34,000 in exchange for 3,835 shares of Internet Auction's common stock received from a stockholder of Internet Auction.

Merger with Rotman Auction, Inc.

          Effective February 25, 1999, Internet Auction merged with Rotman Auction, a related party. Under the terms of the merger agreement, the shareholder of Rotman received 870 shares of the Internet Auction's common stock in exchange for the Rotman shares owned by the shareholder. Internet Auction was the surviving corporation in the merger. The merger was recorded using the purchase method of accounting. The operations of Rotman are included in the financial statements from the date of merger.

                            SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



Summary Of Significant Accounting Policies (continued)

          In connection with the acquisition, the Company recognized goodwill in the amount of $68,905. Amortization of goodwill for 2000 and 1999 amounted to $22,968 and $19,140, respectively.

Cash and cash equivalents

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities

          The Company classifies its marketable equity securities as trading securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Consequently, unrealized gains and losses are recognized in earnings for the period.

Inventory

          Inventory consists of collectible merchandise for sale and is stated at the lower of average cost or market on a first-in, first-out (FIFO) method.

          On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at December 31, 2000 the Company has provided a $200,000 reserve.

Property and Equipment

          Property and equipment are stated at cost. Depreciation is computed using the double declining balance method over the estimated useful life of 5 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the term of the related lease.

Goodwill

          Goodwill is being amortized on a straight-line basis over an estimated useful life of three years.

Other Intangible Assets

          Other intangible assets are being amortized on a straight-line basis over an estimated useful life of five years.

Debt Financing Costs

          Debt financing costs are being amortized on a straight-line basis over the life of the related debt, two years.

                            SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



Summary Of Significant Accounting Policies (continued)

Revenue Recognition

          The Company generates revenue on sales of its purchased inventory and from fees and commissions on sales of merchandise under consignment type arrangements.

          For sales of merchandise owned and warehoused by the Company, the Company is responsible for conducting the auction, billing the customer, shipping the merchandise to the customer, processing merchandise returns and collecting accounts receivable. The Company recognizes the gross sales amount as revenue upon verification of the credit card transaction and shipment of the merchandise, discharging all obligations of the Company with respect to the transaction.

          For sales of merchandise under consignment-type arrangements, the Company takes physical possession of the merchandise, but is not obligated to and does not take title to or ownership of the merchandise. When an auction is completed, consigned merchandise which has been sold is shipped upon receipt of payment. The Company recognizes the net commission and service revenues relating to the consigned merchandise upon receipt of the gross sales proceeds and shipment of the merchandise. The Company then releases the net sales proceeds to the Consignor, discharging all obligations of the Company with respect to the transaction.

Advertising Costs

          Advertising costs totaling approximately $237,000 in 2000 and $346,000 in 1999, are charged to expense when incurred.

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

Use of Estimates

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to inventory, intangible assets and deferred tax asset valuations. Although these estimates are based on management's knowledge of current events and actions, they may ultimately differ from actual results.

                            SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



Summary Of Significant Accounting Policies (continued)

Stock Compensation Plans

          Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan typically have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

Earnings Per Common Share

          Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 16,438,356 shares as of December 31, 2000. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 957,000 shares and 579,000 shares at December 31, 2000 and 1999, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each year.

                            SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



Summary Of Significant Accounting Policies (continued)

Asset Impairment

          In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," long lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flow exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using an estimate of discounted cash low analysis.

Web Site Development Costs

          The Company has adopted, effective January 1, 2000, the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. During the year ended December 31, 2000, the Company capitalized approximately $155,200 of Web site development costs. Such capitalized costs are included in "Property and equipment".

          Had the Company applied EITF 00-2 in 1999, on a pro forma basis the net loss would have been reduced by $75,437, which would have had no effect on earnings per share.

Recent Accounting Pronouncements

          In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective January 1, 2001. SFAS No. 133 will require the Company to record all dervatives on the balance sheet at fair value. The Company does not have any derivative instruments, nor does the Company engage in any hedging activities. Consequently, the adoption of SFAS 133 is not expected to have an impact on the Company's financial position or results of its operations.

Reclassifications

          Certain   amounts  in  the  1999   financial   statements   have  been
          reclassified to conform with the 2000 presentation with no effect on previously reported net loss, loss per share, or accumulated deficit.

                            SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



Note 4.   Property and Equipment

At December 31, 2000 and 1999 property and equipment consisted of the following:

                                                   2000               1999
                                                   ----               ----

             Computer equipment and software    $  825,583         $ 518,434
             Office Furniture                      120,000            56,075
             Leasehold Improvements                      -            54,995
             Video and article archives            449,283                 -
             Video equipment                       158,513                 -
             Web site development costs            155,226                 -
             Purchased software                     70,000            70,000
                                                ----------         ---------
                                                 1,778,605           699,504
             Accumulated depreciation             (288,358)          (86,139)
                                                ----------         ---------

                                                $1,490,247         $ 613,365
                                                ==========         =========

Depreciation  and  amortization  expense of property and equipment for the years
ended   December  31,  2000  and  1999   amounted  to  $210,469  and  $  72,194,
respectively.

The Company leases its former technology location under an operating lease commencing on January 1, 2000 and expiring on December 31, 2004. Prior to December 31, 2000, the Company abandoned this facility and ceased payments required under the lease. The Company is currently negotiating a settlement with the landlord and has recorded an estimated liability of $100,000 in connection with any future charges associated with the lease. This expense, along with the net book value of the related leasehold improvements, has been included in selling, general and administrative expenses in the accompanying statement of operations.

The Company leases offices and warehouse facilities for approximately $2,500 per month on a tenant-at-will basis.

Rent expense for the years ended December 31, 2000 and 1999 totaled $99,277 and $29,265, respectively.

Note 5.   Other Intangible Assets

At December 31, 200 and 1999 other intangible assets are comprised of the following:

                                                   2000                1999
                                                   ----                ----

             Software licenses                  $3,091,760         $       -
             Domain Names                           77,025            20,000
             Acquired Web Sites                    796,801                 -
             Customer and User lists               350,857                 -
             Other                                  33,163                 -
                                                ----------         ---------

                                                 4,349,606            20,000
             Accumulated amortization             (187,395)           (1,333)
                                                ----------         ---------

                                                $4,162,211         $  18,667
                                                ==========         =========

                            SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


Note 6.   Accrued Expenses

At December 31, 2000 and 1999 accrued expenses are comprised of the following:

                                               2000              1999
                                               ----              ----

            General Oeprating expenses   $    92,171           $35,013
            Professional fees                421,721            46,470
            Common shares to be issued
             in connection with CSEI
             transaction (Note 1)            300,000                --
            Lease termination costs          100,000                --
            Interest                          89,672                --
                                          ----------           -------
            Total                         $1,003,564           $81,483
                                          ==========           =======

Note 7.   Common Stock

Call Option Agreement

     In connection with the agreement described in Note 1, on February 25, 1999, SRAD entered into a Call Option Agreement ("Option Agreement") with Universal Funding, Inc. ("Universal"), a shareholder of SRAD and a beneficial owner of 3,000,000 shares of SRAD's common stock. Under the Agreement, Universal agreed to grant certain options to SRAD to acquire 2,000,000 shares of SRAD's common stock owned by Universal. The options consist of 1,000,000 shares at $.50 per share exercisable through February 25, 2000 and 1,000,000 shares at $.75 per share exercisable through February 25, 2001. The exercise price was reduced to $.375 per share through April 30, 1999.

     In addition, the Company assigned options to purchase 160,000 shares of stock from Universal to Richard Singer, the former President of SRAD, for services rendered to SRAD in connection with the acquisition of Internet Auction, Inc. These services were provided to SRAD prior to the date of the acquisition of Internet Auction, Inc. and, as a result, have not been reflected in the financial statements of the acquirer, Sales Online Direct, Inc. Also, the Company assigned options to purchase 700,000 shares of stock from Universal in connection with the acquisition of certain inventories, resulting in an increase in additional paid in capital of approximately $629,000 which represents the fair value of the inventories contributed. (See Note 3).

     In April 1999, the Company assigned options to purchase 500,000 shares of stock from Universal to certain individuals in exchange for $2,450,000, which was added to the paid-in capital of the Company.

     In March 2000, the Company assigned options to purchase 142,500 shares of stock from Universal to certain individuals in exchange for $87,188, which was added to the paid in capital of the Company.

     At December 31, 2000, the Company had a balance of 497,500 shares remaining under the agreement with an exercise price of $.75. These remaining options expired on February 25, 2001.

                           SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


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

     In July 1999, the Company granted an option to an employee to purchase 471,000 shares of common stock at $.01 per share. The option is exercisable over a four-year period. The Company recorded unearned compensation of $757,848, based on the difference between the fair value of the common stock at the grant date and the exercise price. The unearned compensation is being amortized over the vesting period of the option. Amortization expense related to unearned compensation amounted to $189,764 and $143,937 for the years ended December 31, 2000 and 1999, respectively.

     There were no options  granted  under the plan in 2000.

     An analysis of the activity in the 1999 Plan is as follows:

                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                      Shares            Price
                                                      ------            -----

        Shares under option:

         Outstanding at January 1, 1999                    -         $      -
         Granted                                     597,000             0.33
         Exercised                                         -                -
         Expired/Cancelled                           (18,000)            1.63
                                                    --------

         Outstanding at December 31, 1999            579,000              .29
         Granted                                           -                -
         Exercised                                         -                -
         Expired/Cancelled                           (22,000)            1.63
                                                    --------

         Outstanding at December 31, 2000            557,000             0.24
                                                    --------

        Options exercisable at year end              227,575         $   0.15
                                                    ========

     Weighted average fair value of
       options granted during the year
                  1999                                 $1.62         $   0.33
                                                    ========         ========
                  2000                                     -         $      -
                                                    ========         ========

                           SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


         Information pertaining to options outstanding at December 31, 2000 is as follows:

                 Options Outstanding                         Options Exercisable
---------------------------------------------------------  ---------------------

                                     Weighted
                                     Average     Weighted              Weighted
                                    Remaining     Average               Average
     Range of          Number      Contractual   Exercise   Number     Exercise
  Exercise Prices    Outstanding      Life         Price   Exercisable   Price
  ---------------    -----------   -----------  --------   ----------- ---------

     $    .01         471,000       8 years       $0.010    206,625      0.010
          .812         14,000       8              0.812      2,550      0.812
         1.625         72,000       8              1.625     18,400      1,625
                     --------                               -------

Outstanding at end
of year               557,000                     $0.240    227,575     $0.150
                      =======                               =======

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

                                              Years Ended December 31,
                                             ------------------------
                                            2000                    1999
                                            ----                    ----

         Loss
                  As reported          $ (5,493,136)             $(2,183,040)
                  Pro forma            $ (5,518,862)             $(2,197,613)

         Basic loss per share
                  As reported          $      (0.11)             $     (0.05)
                  Pro forma            $      (0.11)             $     (0.05)

                           SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           Years Ended December 31,

                                            2000              1999
                                            ----              ----


         Expected life                       N/A             4 years
         Risk-free interest rate             N/A             6.00%
         Dividend yield                      N/A             None
         Volatility                          N/A             254%

Note 8.   Income Taxes

There was no provision for income taxes for the years ended December 31, 2000 and 1999 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of temporary differences and carry forwards that give rise to deferred taxes are as follows:

                                                              2000        1999
                                                              ----        ----

         Federal net operating loss carry forwards       $2,257,000     625,000
         State net operating loss carry forwards            699,000     195,000
         Stock-based compensation recognized for
         financial statement purposes                       136,000      60,000
                                                         ----------   ---------

                                                          3,092,000     880,000

         Valuation reserve                               (3,092,000)   (880,000)
                                                         ----------   ---------

         Net deferred tax asset                         $        -    $       -
                                                        ===========   =========

The valuation reserve applicable to net deferred tax asset for the years ended December 31, 2000 and 1999 is due to the likelihood of the deferred tax not expected to be utilized.

At December 31, 2000, the Company has federal and state net operating loss carry forwards of approximately $7,350,000 available to offset future taxable income which will expire in 2020.

Note 9.   Related Party Transaction

During September 1999, the Company purchased certain computer equipment and internet research technology and coding material from Timeline, Inc. ("Timeline") in the amount of $70,000. Timeline is a related party, owned by Gregory Rotman and Richard Rotman, officers of the Company. See Note 3.

                           SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



Note 10.   Convertible Debt Financing

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

Had the Buyer converted the note on March 23, 2000, the Buyer would have received $4,000,000 in aggregate value of the company's common stock upon the conversion of the $3,000,000 convertible note. As a result, the intrinsic value of the beneficial conversion feature of $ 1,000,000 has been charged to interest expense with an offsetting increase in additional paid in capital during 2000.

In connection with the Agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants, which expire on March 31, 2005, have been valued based upon the Black-Scholes option-pricing model at $430,000. The value of the warrants is being amortized over two years, the term of the related convertible debt.

In addition, the Company entered into a Registration Rights Agreement, whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC), on or before October 25, 2000, covering the common stock to be issued upon the conversion of the convertible note and stock purchase warrants. The Registration Rights Agreement contains a provision which decreases the conversion percentage by two percent (2%) for each thirty day period after December 15, 2000 that the Registration Statement is not declared effective by the SEC, as well as cash penalties, as liquidating damages, equal to two percent (2%) for each thirty day period beyond that date.

As of December 31, 2000 the SEC had not declared the Registration Statement effective. Consequently, the Company has recorded $30,000 in liquidating damages, as additional interest expense, during the year ended December 31, 2000. In addition, the applicable conversion percentage has been reduced to 73%, and the additional intrinsic value of the beneficial conversion feature of $109,588 has been charged to interest expense with an offsetting increase in additional paid in capital during 2000.

The Registration Statement was not declared effective by March 23, 2001; accordingly the applicable conversion percentage became 50% resulting in an additional intrinsic value of the beneficial conversion feature of $1,890,412 as of March 23, 2001. The Company is in discussions regarding the possible renegotiation of the terms of the convertible debt.

All fees and expenses related to the registration of the common stock will be paid by the Company.

                            SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Note 11.   Issuance of Common Stock

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

Also, on February 17, 2000, the Company issued 35,000 shares to a consultant for services rendered in the first quarter of 2000. The value of the common shares at the date of issuance of the shares described above was $1.28 per share.

The Company issued 377,141 shares of Common Stock in connection with the payment of $125,588 of interest due on its convertible debt.

Note 12.   Litigation

The Company is currently involved in a dispute with Marc Stengel ("Stengel") and Hannah Kramer ("Kramer"), each of whom is a substantial shareholder of the Company, and with Whirlwind Collaborative Design, Inc. ("Whirl Wind") and Silesky Marketing, Inc. ("Siletsky"), two entities affiliated with Stengel. Stengel and Ms. Kramer are former directors of the Company. Stengel is also a former officer and employee.

The lawsuit was initially filed against Stengel alone in June 2000. It remains pending in the US District Court for the District of Maryland. A First Amended Complaint was filed on October 11, 2000, which added the defendants other than Stengel identified above. The First Amended Complaint seeks rescission of the transactions pursuant to which Stengel and Kramer obtained their substantial stock interests in the Company, and seeks damages against Stengel and Kramer, in both cases, for misrepresentations and omissions under the common law of fraud, the Maryland Securities Act and certain contractual warranties and representations. The First Amended Complaint also seeks damages and remedies against Stengel for breach of his contractual duties as an employee of the Company and for misrepresentations he made to the Company while acting as an employee; these claims relate to businesses operated by Stengel in competition with the Company and using the Company's resources. The First Amended Complaint also seeks to recover damages from Stengel and the two corporate defendants for conversion of certain of Company assets, resources and employee services, and for unjust enrichment. All defendants have filed answers to the First Amended Complaint. Stengel has filed a counterclaim seeking damages against the Company for alleged interference with his ability to sell shares of our common stock. Whirl Wind has filed a counterclaim against Sales Online for conversion of a small quantity of computer equipment alleged to be owned by Whirl Wind.

On or about June 16, 2000, Stengel commenced an action in the Delaware Chancery Court pursuant to Section 225 of the Delaware General Corporation Law (the "Delaware 225 Action") seeking a determination from the Court that he was improperly removed as an officer and director of the Company, should be reinstated as such, and that Gregory Rotman and Richard Rotman be ordered to dismiss the Maryland action. The Delaware 225 Action was stayed pending the outcome of a special meeting of shareholders discussed below. Following the results of that meeting, the Company moved for summary judgment and asked that the Delaware 225 Action be dismissed. Oral argument on this motion was presented on January 18, 2001. The Court granted the Company's motion for summary judgment and dismissed the Delaware 225 Action. The Court concluded that (1) the special

                            SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


meeting of stockholders held on September 19, 2000 to elect directors (discussed below) was authorized by the Company's bylaws and as a result, the new board was properly elected and had the authority to terminate Stengel as an officer; (2) Stengel's post-election challenge to the special meeting was barred by his own inequitable conduct; and (3) his claim for back pay could not be pursued in the Court of Chancery action.

On July 20, 2000, in accordance with the Company's Amended and Restated Bylaws, Gregory Rotman, called a special meeting of the stockholders to be held on September 19, 2000 for the election of directors. Gregory Rotman and Richard Rotman nominated themselves, Andrew Pilaro and John Martin for election to the Board of Directors and filed soliciting materials with the SEC. No proxy soliciting materials were filed by any other party. The meeting was held on September 19, 2000 and the nominated slate of directors was elected as the Company's Board of Directors.

A special Board of Directors meeting was called by Gregory Rotman immediately following the special meeting of stockholders on September 19, 2000. At that meeting, the new Board removed Stengel as an officer of the Company, formally ratified and approved the initiation and prosecution of the Maryland action against Stengel and authorized Gregory Rotman, as president and CEO to take all actions necessary to prosecute the Company's claims against Stengel and others and authorized the reimbursement of approximately $75,000 of the Rotmans' expenses in connection with the aforementioned solicitation.

On or about October 3, 2000, Stengel submitted to the Company a demand for advancement of certain expenses (including attorneys' fees) he allegedly incurred in connection with the Delaware 225 Action and the Maryland action. In his advancement request, Stengel claimed to have incurred approximately $96,800 in legal expenses in the Delaware 225 Action and the Maryland action through August, 2000. On October 20, 2000, the Company notified Stengel that the Board of Directors had denied his advancement request.

On or about October 24, 2000, Stengel filed a second action in the Delaware Court of Chancery pursuant to Section 145 of the Delaware General Corporation Law seeking a determination from the Court that he is entitled, pursuant to the Company's Bylaws, to be advanced his expenses, including attorneys' fees, incurred by him in connection with the Delaware 225 Action and the Maryland Action (the "Delaware 145 Action"). The Company and Stengel each moved for summary judgment in the Delaware 145 Action. A hearing on the Delaware 145 Action was held on January 2, 2001, at which time the Court of Chancery granted the Company's motion for summary judgment and denied Stengel's motion. Stengel has appealed this decision to the Delaware Supreme Court.

On November 1, 2000, the Company filed with the Maryland Court a Motion for a Preliminary Injunction requesting that the Court enjoin Stengel and Kramer from selling, attempting to sell, or otherwise disposing of their shares of the company's stock pending resolution of the merits of our claim for rescission. On November 9, 2000, Stengel filed an Opposition to our Motion for a Preliminary Injunction. On November 9, 2000, Stengel also filed a Motion for Preliminary Injunction requesting that the Court (i) order the Company to instruct its transfer agent to implement and complete all measures necessary to sell his restricted stock in compliance with Rule 144 and (ii) enjoin the Company from interfering with or preventing the sale of stock by. Stengel in accordance with Rule 144. The District Court conducted an extensive evidentiary hearing on both motions, which concluded on January 23, 2001. The parties briefed the issues and the Court heard final arguments on February 22, 2001. On March 19, 2001, the Court (1) denied the Company's motion for the preliminary injunction against Stengel and Kramer, (2) granted in part Stengel's motion for a preliminary injunction insofar as the Company is enjoined from interfering with any sale of stock by Stengel that complies with SEC Rule 144, (3) determined that the evidence supported a finding that Stengel and Kramer are acting in concert in the disposition of their shares and (4) denied Stengel and Kramer's motions to dismiss the Company's lawsuit against them. The Court has scheduled the case for trial in December, 2001.

                            SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



The  Company  is  unable to  predict  the  ultimate  outcome  of the  litigation
described  above.  The  Company's  financial   statements  do  not  include  any
adjustments related to these matters.

Note 13.   Subsequent Event

On February 1, 2001, the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and filed a Registration Statement on Form S-8 to register 3,000,000 shares of its common stock. Under the 2001 Plan employees may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant at $.001 per share. As of April 1, 2001 approximately 566,500 shares have been issued in connection with this plan.

                                  EXHIBIT INDEX

Exhibit                    Description of Exhibits
  No.

2.3 Agreement and Plan of Reorganization dated January 31, 1999 among the Registrant and Gregory Rotman, Richard Rotman, Marc Stengel and Hannah Kramer. (incorporated by reference from Form 8-K-File No. 0-28720, filed March 10, 1999)
2.4 Asset Purchase Agreement dated November 8, 2000 among the Registrant, CSEI and Discribe (incorporated by reference to Exhibit 2.1 to Form 8-K filed on November 22, 2000)
3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 10-KSB, filed April 14, 2000)
3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-KSB, filed April 14, 2000)
4.1 Specimen of certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Form SB-2/A filed on December 1, 2000)
10.1 Lease Agreement, dated July 26, 1999 between 100 Painters Mill, LLC and the Registrant and First Amendment to Lease Agreement, dated December 31, 1999 (incorporated by reference to Exhibit 10.5 to Form 10-KSB filed on April 14, 2000)
10.2 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Form SB-2/A filed on December 1, 2000)
10.3 1999 Omnibus Share Plan (incorporated by reference to Exhibit 10.3 to Form SB-2/A filed on December 1, 2000)
10.4 Internet Data Center Services Agreement dated July 21, 1999 between the Registrant and Exodus Communications, Inc. *
10.5      Securities  Purchase  Agreement  dated  March  23,  2000  between  the
          Registrant  and  Augustine  Fund,  LP.  (incorporated  by reference to
          Exhibit 10.2 to Form 10-KSB filed on April 14, 2000)
10.6 Convertible Note dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed on April 14, 2000)
10.7 Warrant dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement (incorporated by reference to Exhibit
          10.4 to Form 10-KSB filed on April 14, 2000)
10.8      Registration  Rights  Agreement  (incorporated by reference to Exhibit
          10.5 to Form 10-KSB filed on April 14, 2000)
10.9 Escrow Agreement dated March 23, 2000 among the Registrant, Augustine Fund, LP and H. Glenn Bagwell, Jr. pursuant to Securities Purchase Agreement (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on April 14, 2000)
10.11 Warrant issued by the Registrant to Delano Group Securities, LLC (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed on April 14, 2000).

10.12 Modification Agreement dated September 19, 2000 between the Registrant and Augustine Fund, LP (incorporated by reference to Exhibit 4.7 to Form S-3 filed on October 25, 2000).
10.13 Software License Agreements dated November 8, 2000 between the Registrant and CSEI (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 22, 2000)
10.14 Escrow Agreement dated November 8, 2000 among the Registrant, CSEI, and the escrow agent Olde Monmouth Stock Transfer Co., Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 22, 2000)
10.15 Registration Rights Agreement dated November 8, 2000 between the Registrant and CSEI (incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 22, 2000)
16.1 Letter from Guest & Company on change in certifying accountant (incorporated by reference from Form 8-K, filed on April 29, 1999)
16.2 Letter from Stephen P. Higgins, C.P.A. on change in certifying accountants (incorporated by reference from Form 8-K/A, filed on March 31, 2000)
21.1      Subsidiaries of the Registrant (included in Item I)*
23.1      Consent of Wolf & Company, P.C.*
99.1      Risk Factors*
---------------
     * filed herewith