Form 10KSB/A
period 2000-12-31
SALES ONLINE DIRECT INC
filed 2001-05-21
CIK 1017655

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained on this Form 10-KSB/A, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

State Issuer's revenues for its most recent fiscal year: $1,297,595.

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

This Form 10-KSB/A is being filed by Sales Online Direct, Inc. (the "Company") to amend Part II, Item 7 Financial Statements, to correct certain typographical errors that were included in the Form 10-KSB filed by the Company on May 11, 2001.

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
                                                                           =============       ==========

                 See accompanying notes to financial statements

                            SALES ONLINE DIRECT, INC.
                            STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                       2000              1999
                                                       ----              ----

Revenues                                           $ 1,297,595      $ 1,003,200

Cost of revenues                                     1,388,455          706,488
                                                   -----------      -----------

         Gross profit (loss)                           (90,860)         296,712

Operating expenses

   Selling, general and administrative expenses      3,064,024        1,807,958
   Website development costs                           785,406          651,785
                                                   -----------       ----------

          Total operating expenses                   3,849,430        2,459,743
                                                   -----------       ----------

          Loss from operations                      (3,940,290)      (2,163,031)

Other income (expense)
   Interest expense                                 (1,597,045)              --
   Other income                                         43,232           92,701
   Unrealized loss on marketable securities            (40,132)              --
   Gain (loss) on sale of securities                    41,099         (112,710)
                                                   -----------       ----------

          Total other expense                       (1,552,846)         (20,009)
                                                   -----------       ----------

          Loss before income taxes                  (5,493,136)      (2,183,040)

Provision for taxes on income                               --               --
                                                   -----------       ----------

          Net loss                                 $(5,493,136)     $(2,183,040)
                                                   ===========      ===========

Loss per share (Basic)                             $     (0.11)     $     (0.05)
                                                   ===========      ===========

Weighted average shares                             48,117,453       45,277,812
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

On November 8, 2000, the Company acquired certain assets of ChannelSpace Entertainment, Inc., a Virginia corporation (CSEI") and Discribe, Ltd., ("Discribe") a Canadian corporation wholly owned by CSEI. CSEI and Discribe are converged Internet content providers and producers of affinity portals, including the CollectingChannel.com and the CelticChannel.com websites. The consideration  paid  by the  Company  for  the  acquired  assets  was  7,530,000 unregistered shares of the Company's common stock valued at $4,648,996 and $300,000 worth of the Company's common stock to be registered (711,136 shares based upon the average closing bid price of the stock on the five trading days prior to February 6, 2001, the date of filing the registration statement. Included in accrued expenses at December 31, 2000 is $300,000 related to this transaction. The assets acquired - consisting principally of software licenses, a video library, a library of articles, a user list, Domain names, furniture, fixtures and equipment, had an estimated fair value of approximately $4,974,000. The fair values of the individual assets acquired, and the consideration paid, have been determined by independent appraisal. The excess of the fair value of the assets acquired over the purchase price, approximately $25,000, has been allocated pro-rata to the intangible assets acquired.

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

Management is currently in discussions with the holder of the convertible debt to obtain additional financing to fund operations for the next 12 months with approximately $1,500,000 upon the effectiveness of the Augustine registration statement. While management believes that these discussions will result in obtaining the proposed financings, there can be no assurances that they will be concluded on reasonably acceptable terms. If the financings are not so completed, management will seek alternative sources of capital to support operations. Based on current cash positions, the Company needs an infusion of $750,000 of additional capital to fund anticipated marketing costs and operating expenses over the next 12 months. If management does not receive this capital, or at least an infusion of $50,000 per month, then the Company will only be able to continue operations through the end of June.

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

The Registration Statement was not declared effective by March 23, 2001; accordingly the applicable conversion percentage became 50% resulting in an additional intrinsic value of the beneficial conversion feature of $1,890,412 as of March 23, 2001. The Company is in discussions with the holder of the convertible note regarding the possible renegotiation of the terms of the convertible debt.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned hereunto duly authorized.


                                         SALES ONLINE DIRECT INC.




Date: May 18, 2001                       By: /s/ Gregory Rotman
                                             -----------------------------------
                                             Gregory Rotman, President