Form 10QSB
period 2001-03-31
SALES ONLINE DIRECT INC
filed 2001-05-30
CIK 1017655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

                          Yes X      No
                             ---        -----

    As of May 1, 2001, the issuer had outstanding 56,626,655 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format
                                   Yes    No   X
                                      ---     ---

                            Sales Online Direct, Inc.
                                   Form 10-QSB
                    For the three months ended March 31, 2001

                                TABLE OF CONTENTS
                                -----------------

Part I - Financial Information

  Item 1.  Financial Statements

                    Balance Sheets
                    March 31, 2001 and December 31, 2000 (unaudited)........3

                    Statements of Operations
                    Three months ended March 31, 2000 and
                    1999 (unaudited)........................................4

                    Statements of Cash Flows
                    Three months ended March 31, 2001 and
                    1999 (unaudited)........................................5

                    Statement of Shareholders' Equity
                    Three months ended March 31, 2001
                    (unaudited).............................................6

                    Notes to Financial Statements
                    Three months ended March 31, 2001 and 2000..............7

  Item 2.  Management's Discussion and Analysis or
           Plan of Operations..............................................14

Part II - Other Information

  Item 1.  Legal Proceedings...............................................18

  Item 2.  Changes in Securities and Use of Proceeds.......................19

  Item 3.  Defaults Upon Senior Securities.................................19

  Item 4.  Submission of Matters to a Vote of Security Holders.............20

  Item 5.  Other Information ..............................................20

  Item 6.  Exhibits and Reports on Form 8-K................................20

  Signature................................................................21

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                           SALES ONLINE DIRECT, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                                                            March 31,           December 31,
                                                                              2000                 2000
                                                                            ---------           ------------
                                    ASSETS

Current assets:
     Cash and cash equivalents                                              $   161,230         $    102,534
     Accounts receivable                                                         22,150                    0
     Marketable securities                                                          631               17,196
     Inventory                                                                  251,469              385,973
     Prepaid expenses                                                           125,975              125,975
     Other current assets                                                        51,755               18,089
                                                                           --------------          ---------
        Total current assets                                                    613,210              649,767

Property and equipment, net                                                   1,419,993            1,490,247
Goodwill                                                                         21,055               26,797
Other intangible assets                                                       3,944,731            4,162,211
Debt financing costs, net                                                       131,250              165,000
                                                                           ------------            ---------
Total assets                                                                $ 6,130,239         $  6,494,022
                                                                           ============            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $   135,005         $    137,277
     Accrued expenses                                                         1,407,810            1,003,564
                                                                           ------------            ---------

       Total current liabilities                                              1,542,815            1,140,841

Convertible debt                                                              2,790,946            2,737,196
                                                                           ------------            ---------
                                                                                      -                    -
Commitments and contingencies
                                                                                237,500              237,500
                                                                           -------------           ---------
Temporary equity ($.001 par value, 200,000 shares)

Stockholders' equity:

     Common stock, $.001 par value, 100,000,000 shares authorized;
       55,339,972 and 54,763,281 shares issued and outstanding
       at March 31, 2001 and December 31, 2000, respectively                     55,339               54,763
     Additional paid-in capital                                              10,631,632           10,448,176
     Accumulated deficit                                                     (8,751,287)          (7,700,307)
     Unearned compensation                                                     (376,706)            (424,147)
                                                                             ----------           ----------
  Total stockholders' equity                                                  1,558,978            2,378,485
                                                                             ----------           ----------
Total liabilities and stockholders' equity                                  $ 6,130,239         $  6,494,022
                                                                             ==========           ==========


                 See accompanying notes to financial statements

                                     - 3 -

                            SALES ONLINE DIRECT, INC.
                            STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)



                                                                2001                     2000
                                                                ----                     ----
                                                                                       Restated
                                                                                       --------

 Revenues                                              $        386,898           $      402,744
 Cost of revenues                                               162,270                  188,940
                                                      -----------------          ---------------

 Gross profit                                                   224,628                  213,804
                                                      -----------------          ---------------
Operating expenses:
   Selling general and administrative expenses                  959,459                  486,420
   Web site development costs                                   170,579                  200,528
                                                      -----------------          ---------------
    Total operating expenses                                  1,130,038                  686,948
                                                      -----------------          ---------------
 Loss from operations                                          (905,410)                (473,144)
                                                      -----------------          ---------------
 Other income (expense):
   Interest expense                                            (147,828)              (1,014,955)
   Other income                                                   2,258                   11,293
                                                      -----------------          ---------------
    Total other expense                                        (145,570)              (1,003,662)
                                                      -----------------          ---------------
 Loss before income taxes                                    (1,050,980)              (1,476,806)
 Provision for income taxes                                           -                        -
                                                      -----------------          ---------------

 Net loss                                              $     (1,050,980)          $   (1,476,806)
                                                      =================          ===============
 Loss per share (basic)                                $          (0.02)          $        (0.03)
                                                      =================          ===============
   Weighted average shares                                   55,031,516               46,836,195
                                                      =================          ===============

                 See accompanying notes to financial statements

                            SALES ONLINE DIRECT, INC.
                            STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)

                                                                             2001                      2000
                                                                             ----                      ----
                                                                                                     Restated
                                                                                                     --------

Operating activities:

   Net loss                                                         $    (1,050,980)           $    (1,476,806)
   Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                                         364,831                     50,134
      Amortization of unearned compensation                                  47,441                     47,441
      Amortization of debt discount                                          53,750                      5,945
      Beneficial conversion feature                                               -                  1,000,000
      Stock issued in payment of interest                                    60,000                          -
      Stock options issued for compensation                                 124,032                          -
      Unrealized loss on marketable securities                               (2,181)                         -
      Changes in assets and liabilities:
        Accounts receivable                                                 (22,150)                    (4,476)
        Inventory                                                           134,504                    124,592
        Accounts payable                                                     (2,272)                  (159,518)
        Accrued expenses                                                    404,246                     77,014
        Other, net                                                          (33,666)                   (17,344)
                                                                   ----------------            ---------------
          Net cash provided by (used in) operating activities                77,555                   (353,018)
                                                                   ----------------            ---------------
 Investing activities:
   Proceeds from sale of securities                                          18,746                          -
   Property and equipment additions                                         (37,605)                   (36,134)
                                                                   ----------------            ---------------
          Net cash used in investing activities                             (18,859)                   (36,134)
                                                                   ----------------            ---------------
 Financing activities:
   Proceeds from assignment of stock call options                                 -                     87,188
   Net proceeds from convertible debt                                             -                  2,300,000
   Proceeds from sale of warrants                                                 -                    430,000
                                                                   ----------------            ---------------
          Net cash provided by financing activities                               -                  2,817,188
                                                                   ----------------            ---------------
 Net increase (decrease) in cash and equivalents                             58,696                  2,428,036
 Cash and equivalents, beginning                                            102,534                    221,213
                                                                   ----------------            ---------------
 Cash and equivalents, ending                                       $       161,230            $     2,649,249
                                                                   ================            ===============

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


 Cash paid during the year for:

   Income taxes                                                     $             -            $             -
                                                                   ================            ===============
   Interest                                                         $             -            $             -
                                                                   ================            ===============

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

 Consulting fees paid in common stock                               $             -            $        44,835
 Acquisition of Internet Collectible Awards for
     temporary equity recorded as other intangible asset            $             -            $       237,500

                 See accompanying notes to financial statements



                                                                          SALES ONLINE DIRECT, INC.
                                                                STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                                (Unaudited)

                                                                       Additional

                                                Common stock            Paid-in     Accumulated         Unearned
                                                --------------
                                            Shares        Amount        Capital       Deficit         Compensation         Total
                                           --------       ------        -------       -------         ------------         -----

 Balance, December 31, 2000               54,763,281    $   54,763  $ 10,448,176  $ (7,700,307)   $    (424,147)    $  2,378,485
 Amortization of stock-based
  compensation                                     -             -             -             -           47,441           47,441
 Common stock issued in payment of
  interest on convertible debt               227,417           227        59,773             -                -           60,000
 Issuance of stock options to
  employees for services                     349,274           349       123,683             -                -          124,032
 Net loss                                          -             -             -    (1,050,980)               -       (1,050,980)
                                          ----------    ----------  ------------  ------------    -------------     ------------

 Balance, March 31, 2001                  55,339,972    $   55,339  $ 10,631,632  $ (8,751,287)   $    (376,706)    $  1,558,978
                                          ==========    ==========  ============  ============    =============     ============


                                          See accompanying note to financial statements


                                                                             - 6 -

                            SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


Note 1 Organization

     The Company operates and maintains an Internet portal dedicated to collectibles in a variety of categories. The Company conducts online person-to-person auctions of its own inventory of collectibles and items posted under consignment arrangements by third party sellers.

     On March 7, 2000, the Company acquired Internet Collectible Awards ("ICA") (www.collectiblenet.com), an internet business that polls consumers and reports on the best Internet collectibles web sites in a variety of categories. As consideration for the acquisition, the Company recorded accounts payable of $50,000 and issued 200,000 shares of the Company's common stock valued at $237,500 (based upon the Company's stock price on the date of acquisition). The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price, $287,500, over the fair value of the assets acquired, a web site, has been allocated to other intangible assets. As indicated in Note 8, the Company is involved in litigation. Subsequent to this acquisition, management obtained information that caused it to believe that, unbeknownst to the Company, the beneficial owner of ICA was an officer and significant shareholder of the Company at the time of the acquisition. As a result of the pending litigation, the common stock issued in connection with this transaction has been recorded as temporary equity on the balance sheet. Upon resolution of the litigation, any necessary accounting adjustments will be made.

     On November 8, 2000, the Company acquired certain assets of ChannelSpace Entertainment, Inc. (CSEI), a Virginia corporation, and Discribe, Ltd (Discribe), a Canadian corporation wholly owned by CSEI. CSEI and Discribe are converged internet content providers and producers of affinity portals, including the CollectingChannel.com and the CelticChannel.com web sites. The consideration paid by the Company for the acquired assets was 7,530,000 unregistered shares of the Company's common stock valued at $4,648,996, and $300,000 worth of the Company's common stock to be registered (711,136 shares based upon the average closing bid price of the stock on the five trading days prior to filing the registration statement, February 6, 2001). Included in accrued expenses at March 31, 2001 is $300,000 related to this transaction. The assets acquired - consisting principally of software licenses, a video library, a library of articles, a user list, Domain names, furniture, fixtures and equipment - had a fair value of approximately $4,974,000. The fair value of the of the assets acquired, and the consideration paid, have been determined by independent appraisal. The excess of the fair value of the assets acquired over the purchase price, approximately $25,000, has been allocated pro-rata to the intangible assets acquired.

Note 2 Summary of Significant Accounting Policies

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2000 which is included in the Company's Form 10-KSB.

Inventory

     Inventory consists of collectible merchandise for sale and is stated at the lower of cost or market on a first-in, first-out (FIFO) method.

     On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at March 31, 2001 and December 31, 2000 the Company has provided a $200,000 reserve.

Revenue Recognition

     The Company generates revenue on sales of its purchased inventory and from fees and commissions on sales of merchandise under consignment type arrangements.

     For sales of merchandise owned and warehoused by the Company, the Company is responsible for conducting the auction, billing the customer, shipping the merchandise to the customer, processing customer returns and collecting accounts receivable. The Company recognizes revenue upon verification of the credit card transaction and shipment of the merchandise, discharging all obligations of the Company with respect to the transaction.

     For sales of merchandise under consignment-type arrangements, the Company takes physical possession of the merchandise, but is not obligated to, and does not, take title or ownership of merchandise. When an auction is completed, consigned merchandise that has been sold is shipped upon receipt of payment. The Company recognizes the net commission and service revenues relating to the consigned merchandise upon receipt of the gross sales proceeds and shipment of the merchandise. The Company then releases the net sales proceeds to the Consignor, discharging all obligations of the Company with respect to the transaction.

Advertising Costs

     Advertising costs, totaling approximately $23,500 in 2001 and $81,500 in 2000, are charged to expense when incurred.

Income taxes

     Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss, capital loss, and tax credit carry forwards to the extent their realization is more likely than not. The deferred tax expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.

Use of Estimates

     In preparing  financial  statements in conformity  with generally  accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the accounting period. Material estimates that are particularly susceptible to significant change in the near term relate to inventory, intangible assets and deferred tax asset valuations. Although these estimates are based upon management's knowledge of current events and actions, they may ultimately differ form actual results.

Earnings per Common Share

     Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that could have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 20,689,655 shares as of March 31, 2001. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 942,000 shares and 967,000 shares at March 31, 2001 and 2000, respectively, have been excluded from the computation of diluted earnings per share because they were anti-dilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each period.

Asset Impairment

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed Of", long lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using an estimate of discounted cash flow analysis.

Web Site Development Costs

     The Company adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. The Company has implemented the provisions of EITF 00-2 retroactively to January 1, 2000 and, accordingly, has restated operations for the three months ended March 31, 2000 to give affect to this change. During the three months ended March 31, 2001 and 2000 the Company capitalized approximately $37,600 and $31,500 of Web site development costs. Such capitalized costs are included in "Property and equipment".

Reclassifications

     Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation. The effect of these reclassifications was to reduce the loss from operations by $30,152, which had no effect on earnings per share.

Note 3. Accrued expenses

         Accrued expenses are comprised of the following:


                                                            March 31,                  December 31,
                                                              2001                        2000
                                                         --------------              --------------

                  General operating expenses            $      164,052                 $     92,171
                  Professional fees                            653,758                      421,721
                  Common shares to be issued
                     in connection with CSEI
                     transaction (Note 1)                      300,000                      300,000
                  Lease termination costs                      100,000                      100,000
                  Interest                                      90,000                       89,672
                  Other                                        100,000                            -
                                                         -------------                  -----------

                  Total                                  $   1,407,810                  $ 1,003,564
                                                         =============                  ===========

Note 4 - Common Stock

Call Option Agreement

     In connection with the transaction with Securities Resolution Advisors, Inc. ("SRAD")on February 25,1999, SRAD entered into a Call Option Agreement ("Option Agreement") with Universal Funding, Inc. ("Universal"), a shareholder of SRAD and a beneficial owner of 3,000,000 shares of SRAD's common stock. Under the Option Agreement, Universal agreed to grant options to SRAD to acquire 2,000,000 shares of SRAD's common stock owned by Universal. The options consist of 1,000,000 shares at $.50 per share exercisable through February 25, 2000 and 1,000,000 shares at $.75 per share exercisable through February 25, 2001. The exercise price was reduced to $.375 per share though April 30, 1999. All unexercised options expired on February 25, 2001.

     In March 2000, the Company assigned options to purchase 142,500 shares of stock from Universal to certain individuals in exchange for $87,188, which was added to the paid in capital of the Company.

Stock Options

     In July 1999,  the  Company  granted an option to an  employee  to purchase
     471,000 shares of common stock at $.01 per share under the 1999 Stock Option Plan (the "1999 Plan"). The option is exercisable over a four year period. The Company recorded unearned compensation of $757,848, based upon the difference between the fair market value of the common stock at the grant date and the exercise price. The unearned compensation is being amortized over the vesting period of the option. Amortization expense related to unearned compensation amounted to $47,441 for each of the three month periods ended March 31, 2001 and 2000.

     On February 1, 2001, the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and filed a Registration Statement on Form S-8 to register 3,000,000 shares of its common stock. Under the 2001 Plan, employees may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant at $.001 per share. During the three months ended March 31, 2001, the Company granted options for 349,274 shares at various dates aggregating $124,032 under this plan. All options granted during the period were exercised.

Note 5 - Income Taxes

     There were no provisions for income taxes for the three months ended March 31, 2001 and 2000 due to the Company's net operating loss and its valuation reserve against deferred income taxes

     The difference between the provision for income taxes from the amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is primarily due to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

     At March 31, 2001, the Company has federal and state net operating loss carry forwards of approximately $8,400,000 available to offset future taxable income that will expire in 2021.

Note 6 - Convertible Debt Financing

     On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000 due March 31, 2002 to Augustine Fund, L.P. (the "Buyer").

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

     Had the Buyer converted the note on March 23, 2000, the Buyer would have received $4,000,000 in aggregate value of the Company's common stock upon conversion. Because the debt was convertible at the date of issuance, the intrinsic value of the beneficial conversion feature of $1,000,000 has been charged to interest expense with an offsetting increase in additional paid in capital during 2000.

     In connection with the Agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is $2.70, one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants expire on March 31, 2005.

     In addition, the Company entered into a Registration Rights Agreement ("Registration Agreement"), whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC), on or before October 25, 2000, covering the common stock to be issued upon the conversion of the convertible note and the stock purchase warrants. The Registration Agreement was modified in May 2001, effective as of January 1, 2001, and contains a provision that decreased the conversion percentage to seventy three percent (73%) because the Registration Statement was not declared effective by the SEC by December 15, 2000. The modified
     Registration Agreement also contains provisions that decrease the conversion percentage to fifty percent (50%) if the Registration Statement is not declared effective by the SEC on or before July 15, 2001 and provides for cash penalties, as liquidating damages, equal to two percent (2%) for each thirty day period beyond that date. Finally, as consideration for the January 1, 2001 modifications, the Company agreed to grant a security interest in all of its assets as security for the Company's obligations under the Agreement.

     As of May 23, 2001, the SEC had not declared the Registration Statement effective.

     All fees and expenses related to the registration of the common stock will be paid by the Company.

Note 7 - Issuance of Common Stock

     On February 5, 2001, the Company issued 227,417 shares of common stock in connection with the payment of $60,000 of interest on its convertible debt.

     On February 17, 2000 the Company issued 75,000 shares of its common stock to Universal Funding, Inc. for payment of certain fees due in connection with the granting of the common stock call options and temporary reduction of the call option exercise price. In addition the Company issued 35,000 shares of its common stock to an investment consultant for services rendered in connection with the common stock option grant transactions. Also on February 17, 2000, the Company issued 35,000 shares to a consultant for services rendered during the first quarter of 2000. The value of the common shares at the date of issuance of the shares described above was $1.28.

Note 8 - Litigation

     The Company is currently involved in a dispute with Marc Stengel ("Stengel") and Hannah Kramer ("Kramer"), each of whom is a substantial shareholder of the Company, and with Whirl Wind Collaborative Design, Inc. ("Whirl Wind") and Silesky Marketing, Inc. ("Silesky"), two entities affiliated with Stengel. Stengel and Kramer are former directors of the Company. Stengel is also a former officer and employee.

     The lawsuit was initially filed against Stengel alone in June 2000. It remains pending in the US District Court for the District of Maryland. A First Amended Complaint was filed on October 11, 2000, which added the defendants other than Stengel identified above. The First Amended Complaint seeks rescission of the transactions pursuant to which Stengel and Kramer obtained their substantial stock interests in the Company, and seeks damages against Stengel and Kramer, in both cases, for misrepresentations and omissions under the common law of fraud, the Maryland Securities Act and certain contractual warranties and representations. The First Amended Complaint also seeks damages and remedies against Stengel for breach of his contractual duties as an employee of the Company and for misrepresentations he made to the Company while acting as an employee; these claims relate to businesses operated by Stengel in competition with the Company and using the Company's resources. The First Amended Complaint also seeks to recover damages from Stengel and the two corporate defendants for conversion of certain of Company assets, resources and employee services, and for unjust enrichment. All defendants have filed answers to the First Amended Complaint. Stengel has filed a counterclaim seeking damages against the Company for alleged interference with his ability to sell shares of our common stock. Whirl Wind has filed a counterclaim against the Company for conversion of a small quantity of computer equipment alleged to be owned by Whirl Wind.

     On or about June 16, 2000, Stengel commenced an action in the Delaware Chancery Court pursuant to Section 225 of the Delaware General Corporation Law (the "Delaware 225 Action") seeking a determination from the Court that he was improperly removed as an officer and director of the Company, that he should be reinstated as such, and that Gregory Rotman and Richard Rotman be ordered to dismiss the Maryland action. The Delaware 225 Action was stayed pending the outcome of a special meeting of shareholders discussed below. Following the results of that meeting, the Company moved for summary judgment and asked that the Delaware 225 Action be dismissed. Oral argument on this motion was presented on January 18, 2001. The Court granted the Company's motion for summary judgment and dismissed the Delaware 225 Action. The Court concluded that (i) the special meeting of stockholders held on September 19, 2000 to elect directors was authorized by the Company's bylaws and as a result, the new board was properly elected and had the authority to terminate Stengel as an officer; (ii) Stengel's post-election challenge to the special meeting was barred by his own inequitable conduct; and (iii) his claim for back pay could not be pursued in the Court of Chancery action.

     On July 20, 2000, in accordance with the Company's Amended and Restated Bylaws, Gregory Rotman called a special meeting of the stockholders to be held on September 19, 2000 for the election of directors. Gregory Rotman and Richard Rotman nominated themselves, Andrew Pilaro and John Martin for election to the Board of Directors and filed soliciting materials with the SEC. No proxy soliciting materials were filed by any other party. The meeting was held on September 19, 2000 and the nominated slate of directors was elected as the Company's Board of Directors.

     A special Board of Directors meeting was called by Gregory Rotman immediately following the special meeting of stockholders on September 19, 2000. At that meeting, the new Board removed Stengel as an officer of the Company, formally ratified and approved the initiation and prosecution of the Maryland action against Stengel, and authorized Gregory Rotman, as president and CEO, to take all actions necessary to prosecute the Company's claims against Stengel and others, and authorized the reimbursement of approximately $75,000 of the Rotman's expenses in connection with the aforementioned solicitation.

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

     On November 1, 2000, the Company filed with the Maryland Court a Motion for a Preliminary Injunction requesting that the Court enjoin Stengel and Kramer from selling, attempting to sell, or otherwise disposing of their shares of the company's stock pending resolution of the merits of the Company's claim for rescission. On November 9, 2000, Stengel filed an Opposition to the Company's Motion for a Preliminary Injunction. On November 9, 2000, Stengel also filed a Motion for Preliminary Injunction requesting that the Court (i) order the Company to instruct its transfer agent to implement and complete all measures necessary to sell his restricted stock in compliance with Rule 144 and (ii) enjoin the Company from interfering with or preventing the sale of stock by Stengel in accordance with Rule 144. The District Court conducted an extensive evidentiary hearing on both motions, which concluded on January 23, 2001. The parties briefed the issues and the Court heard final arguments on February 22, 2001. On March 19, 2001, the Court (i) denied the Company's motion for the preliminary injunction against Stengel and Kramer, (ii) granted in part Stengel's motion for a preliminary injunction insofar as the Company is enjoined from interfering with any sale of stock by Stengel that complies with SEC Rule 144, (iii) determined that the evidence supported a finding that Stengel and Kramer are acting in concert in the disposition of their shares, and (iv) denied Stengel and Kramer's motions to dismiss the Company's lawsuit against them. The Court has scheduled the case for trial in December, 2001.

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

         Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this Report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Exhibit 99.1, "Risk Factors", in the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

Overview

         The Company's primary business, based on its revenues, is the purchase and sale of collectibles and memorabilia. We operate an online auction site that provides a full range of services to sellers and buyers, and maintain multiple collectibles portals, offering integrated information and services to the collectibles community. The collectibles industry includes every person that collects items having either economic or sentimental value, such as antiques, sports and entertainment memorabilia, stamps, coins, figurines, dolls, collector plates, plush and die cast toys, cottage/village reproductions and other decorative or limited edition items that are intended for collecting and other memorabilia. A portal is an Internet website that enables visitors to search for, and visit, other related sites, access related services, and obtain relevant data. Over the past two years, we have been working on the development and technology of building portals. Our main focus was portal development in our own industry of collectibles; to that end, we acquired assets from ChannelSpace Entertainment, Inc. ("CSEI") that include www.CollectingChannel.com. We plan to converge our multiple sites into one integrated site in 2001. We also plan to build other portals, some that will charge fees to access their services, and others to leverage company-owned technology and websites.

Results of Operations

         The following discussion compares the Company's results of operations for the three months ended March 31, 2001 with those for the three months ended March 31, 2000. The Company's financial statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

         Revenue. For the three months ended March 31, 2001, revenue was $386,900, 93% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $349,300; gross sales on items on consignment were approximately $80,800, of which we received approximately $12,100 as fees for listing the merchandise. Sales of the Company's own product represented 77%, and sales of consignment merchandise represented 18%, of gross sales, but, because we only receive a fee for sales on consignment sales, sales of our own product represented 90%, and sales on consignment represented 3%, of our revenue. Advertising fees were approximately $25,500.

         The Company's 2001 first quarter revenues represent a decrease of approximately $15,800 from the three-month period ended March 31, 2000, in which revenue was approximately $402,700. For the three month period ended March 31, 2000, sales of the Company's product were approximately $395,700 and sales of items on consignment were approximately $46,600, of which the Company received approximately $7,000 as fees. For that quarter, sales of the Company's own product represented 89%, and sales of consignment merchandise represented 11%, of gross sales, but, because the Company only receives a fee for sales on consignment sales, sales of the Company's own product represented 98% and sales on consignment represented 2% of the Company's revenue. There was no advertising revenue during the quarter ended March 31, 2000.

         The reason for the decrease in revenues was a combination of lower sales of Company owned product of $46,000 from the same period in 2000, offset by higher sales of consignment goods, which increased revenue by $5,000, and, for the first time, $25,000 in advertising revenues. The Company was more selective in buying goods, thereby limiting the number of quality items available for sale. However, gross profit from Company owned product sales for the three months ended March 31, 2001 was $187,000, which represents a decrease of $20,000 from the comparable quarter in 2000, in which gross profit from Company owned product sales was $206,800. Although gross margin percentages on Company owned product were nearly the same for both periods, the lower sales in the quarter ended March 31, 2001 produced $20,000 fewer gross margin dollars. This was offset by the increased consignment commissions and advertising revenues discussed above.

         Operating Expenses. Total operating expenses for the three months ended March 31, 2001 were approximately $1,130,000, compared to $686,900 for the corresponding period in 2000. Sales, general and administrative ("SG&A") expenses for the three months ended March 31, 2001 were approximately $959,500, compared to $486,400 for the three months ended March 31, 2000. The increase in SG&A costs includes an increase in professional fees of $217,600, which are primarily attributable to the Company's ongoing litigation. Administrative and non-technical payroll related costs increased by approximately $42,300 over the quarter ended March 31, 2000. Depreciation and amortization increased by approximately $286,000 due to intangible and tangible assets acquired principally with the transaction with CSEI. Marketing and advertising costs decreased by approximately $58,000 from the three months ended March 31, 2000. Marketing expenses were primarily attributable to print and online marketing and advertising programs designed to create brand awareness for the Company's online sites. The Company decreased its marketing expenses in an effort to conserve cash. The Company plans to seek additional financing that will enable it to increase its marketing and advertising activities to attract more visitors to its websites.

         Costs associated with planning, maintaining and operating our websites for the three months ended March 31, 2001 decreased approximately $29,900 from the corresponding period in 2000. This decrease is due primarily to decreases in professional fees of approximately $57,200, computer expenses of $20,600, and consulting costs of $34,500, offset by increases in payroll of approximately $75,300 and depreciation of $13,200.

         Interest Expense. For the quarter ended March 31, 2001, the Company incurred interest charges of approximately $147,800 associated with the issuance of a $3,000,000 convertible note and warrants, compared to interest charges of $1,015,000 for the corresponding period in 2000.

         Net Loss. The Company realized a net loss for the three months ended March 31, 2001 of approximately $1,051,000, or ($.02) per share, as compared to a loss of $1,476,800, or ($.03) per share for the three months March 31, 2000.

         Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Working Capital and Liquidity

         Cash and cash equivalents were $161,230 at March 31, 2001, compared to $2,649,249 at March 31, 2000. The strong cash position on March 31, 2000 was attributable to the fact that the Company had just obtained the proceeds of the convertible note discussed below.

         On March 23, 2000 the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000, due March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The note is convertible into common stock at a conversion price equal to the lesser of: (1) one hundred ten percent (110%) of the lowest of the closing bid price for the common stock for the five (5) trading days prior to March 23, 2000, or (2) seventy-five percent (75%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Had the Buyer converted the note on March 23, 2000, the Buyer would have received $4,000,000 in aggregate value of the Company's common stock upon conversion. Because the debt was convertible at the date of issuance, the intrinsic value of the beneficial conversion feature of $1,000,000 has been charged to interest expense with an offsetting increase in additional paid in capital during 2000.

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

         In addition, the Company entered into a Registration Rights Agreement ("Registration Agreement"), whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) on or before October 25, 2000, covering the common stock to be issued upon the conversion of the convertible note and the stock purchase warrants. The Registration Agreement was modified in May 2001, effective as of January 1, 2001, and contains a provision that decreased the conversion percentage to seventy three percent (73%) because the Registration Statement was not declared effective by the SEC by December 15, 2000. The modified Registration Agreement also contains provisions that decrease the conversion percentage to fifty percent (50%) if the Registration Statement is not declared effective by the SEC on or before July 15, 2001 and provide for cash penalties, as liquidating damages, equal to two percent (2%) for each thirty day period beyond that date. Finally, as consideration for the January 1, 2001 modifications, the Company agreed to grant a security interest in all of its assets as security for the Company's obligations under the Agreement.

         Although the Company has begun to receive revenue from advertising sales and has reduced costs by (i) eliminating personnel and expenses related to the auctions, (ii) closing the Maryland office, and (iii) eliminating the salary that was paid to Mr. Stengel, management believes that presently we do not have sufficient cash to fund operations for the next 12 months. The Company is currently in discussions with the holder of the eight percent convertible note for obtaining additional financing to fund our operations for the next 12 months of approximately $700,000. While management believes that these discussions will result in the proposed financings, there can be no assurances that the financings will be concluded on reasonably acceptable terms. If the financings are not so completed, management will be required to find alternative sources of capital to support our operations. Based on the Company's current cash position, we currently need an infusion of $700,000 of additional capital to fund our anticipated marketing costs and operating expenses over the next 12 months. If the Company does not receive this money, or at least an infusion of $50,000 per month, then the Company will only be able to continue operations through the end of June. In the long term, the Company believes that if it is successful in concluding the litigation and having its Augustine registration statement declared effective, it is likely to be profitable by the end of the first quarter 2002 as a result of its efforts in greatly decreasing expenses, obtaining needed capital and increasing product sales. The Company does not expect to incur the same level of litigation costs in the long term that it has sustained in the past year because of the substantial discovery and hearings conducted through December 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is currently involved in a dispute with Marc Stengel ("Stengel") and Hannah Kramer ("Kramer"), each of whom is a substantial shareholder of the Company, and with Whirl Wind Collaborative Design, Inc. ("Whirl Wind") and Silesky Marketing, Inc. ("Silesky"), two entities affiliated with Stengel. Stengel and Kramer are former directors of the Company. Stengel is also a former officer and employee.

         The lawsuit was initially filed against Stengel alone in June 2000. It remains pending in the US District Court for the District of Maryland. A First Amended Complaint was filed on October 11, 2000, which added the defendants other than Stengel identified above. The First Amended Complaint seeks rescission of the transactions pursuant to which Stengel and Kramer obtained their substantial stock interests in the Company, and seeks damages against Stengel and Kramer, in both cases, for misrepresentations and omissions under the common law of fraud, the Maryland Securities Act and certain contractual warranties and representations. The First Amended Complaint also seeks damages and remedies against Stengel for breach of his contractual duties as an employee of the Company and for misrepresentations he made to the Company while acting as an employee; these claims relate to businesses operated by Stengel in competition with the Company and using the Company's resources. The First Amended Complaint also seeks to recover damages from Stengel and the two corporate defendants for conversion of certain of Company assets, resources and employee services, and for unjust enrichment. All defendants have filed answers to the First Amended Complaint. Stengel has filed a counterclaim seeking damages against the Company for alleged interference with his ability to sell shares of our common stock. Whirl Wind has filed a counterclaim against the Sales OnLine for conversion of a small quantity of computer equipment alleged to be owned by Whirl Wind.

     On or about June 16, 2000, Stengel commenced an action in the Delaware Chancery Court pursuant to Section 225 of the Delaware General Corporation Law (the "Delaware 225 Action") seeking a determination from the Court that he was improperly removed as an officer and director of the Company, that he should be reinstated as such, and that Gregory Rotman and Richard Rotman be ordered to dismiss the Maryland action. The Delaware 225 Action was stayed pending the outcome of a special meeting of shareholders discussed below. Following the results of that meeting, the Company moved for summary judgment and asked that the Delaware 225 Action be dismissed. Oral argument on this motion was presented on January 18, 2001. The Court granted the Company's motion for summary judgment and dismissed the Delaware 225 Action. The Court concluded that (i) the special meeting of stockholders held on September 19, 2000 to elect directors (discussed below) was authorized by the Company's bylaws and as a result, the new board was properly elected and had the authority to terminate Stengel as an officer; (ii) Stengel's post-election challenge to the special meeting was barred by his own inequitable conduct; and (iii) his claim for back pay could not be pursued in the Court of Chancery action.

     On July 20, 2000, in accordance with the Company's Amended and Restated Bylaws, Gregory Rotman, called a special meeting of the stockholders to be held on September 19, 2000 for the election of directors. Gregory Rotman and Richard Rotman nominated themselves, Andrew Pilaro and John Martin for election to the Board of Directors and filed soliciting materials with the SEC. No proxy soliciting materials were filed by any other party. The meeting was held on September 19, 2000, and the nominated slate of directors was elected as the Company's Board of Directors.

     A special Board of Directors meeting was called by Gregory Rotman immediately following the special meeting of stockholders on September 19, 2000. At that meeting, the new Board removed Stengel as an officer of the Company, formally ratified and approved the initiation and prosecution of the Maryland action against Stengel, and authorized Gregory Rotman, as president and CEO, to take all actions necessary to prosecute the Company's claims against Stengel and others.

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

     On November 1, 2000, the Company filed with the Maryland Court a Motion for a Preliminary Injunction requesting that the Court enjoin Stengel and Kramer from selling, attempting to sell, or otherwise disposing of their shares of the company's stock pending resolution of the merits of the Company's claim for rescission. On November 9, 2000, Stengel filed an Opposition to our Motion for a Preliminary Injunction. On November 9, 2000, Stengel also filed a Motion for
Preliminary Injunction requesting that the Court (i) order the Company to instruct its transfer agent to implement and complete all measures necessary to sell his restricted stock in compliance with Rule 144 and (ii) enjoin the Company from interfering with or preventing the sale of stock by Stengel in accordance with Rule 144. The District Court conducted an extensive evidentiary hearing on both motions, which concluded on January 23, 2001. The parties briefed the issues and the Court heard final arguments on February 22, 2001. On March 19, 2001, the Court (i) denied the Company's motion for the preliminary injunction against Stengel and Kramer, (ii) granted in part Stengel's motion for a preliminary injunction insofar as the Company is enjoined from interfering with any sale of stock by Stengel that complies with SEC Rule 144, (iii) determined that the evidence supported a finding that Stengel and Kramer are acting in concert in the disposition of their shares, and (iv) denied Stengel and Kramer's motions to dismiss the Company's lawsuit against them. The Court has scheduled the case for trial in December, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) On February 5, 2001, the Company issued 227,417 shares of its common stock, par value $.001 per share, to the Augustine Fund, LP in payment of $60,000 interest due pursuant to the eight percent convertible note issued by the Company to the Augustine Fund, LP on March 23, 2000. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible note and the warrants issued in connection with the note for its own account. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

     In  May  2001,  the  Company  and  Augustine  Fund,  L.P.  entered  into  a
Modification Agreement dated as of January 1, 2001, pursuant to which the parties agreed to (i) amend the eight percent convertible note to establish the applicable conversion percentage of the convertible note at 73%, provided that the percentage shall decrease to 50% if the registration statement filed by the Company on behalf of the Augustine Fund (the "Registration Statement") has not been declared effective by the SEC by July 15, 2001, and (ii) to amend the registration rights agreement between the parties to waive all liquidated damages for the period January 1, 2001 through July 15, 2001, provided that such liquidated damages shall begin to accrue again if the Registration Statement is not declared effective by July 15, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit No.     Description of Exhibit
         -----------     ----------------------

         10.1 Modification Agreement dated as of January 1, 2001 between the Company and Augustine Fund, L.P.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 30, 2001               SALES ONLINE DIRECT INC.
                                  Registrant


                                  /s/Gregory Rotman
                                  ----------------------------------------------
                                  Gregory Rotman, President



                                  /s/Richard Rotman
                                  ----------------------------------------------
                                  Richard Rotman, Chief Financial Officer, Vice President and Secretary

                                LIST OF EXHIBITS
                                ----------------

Exhibit No.      Description
-----------      -----------

10.1 Modification Agreement dated as of January 1, 2001 between the Company and Augustine Fund, L.P.