Form 10QSB
period 2001-06-30
SALES ONLINE DIRECT INC
filed 2001-08-14
CIK 1017655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

                               Yes _X_    No ___



     As of August 6, 2001, the issuer had outstanding 64,221,946 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format
                               Yes ___    No _X_

                            Sales Online Direct, Inc.
                                   Form 10-QSB
                    For the three months ended June 30, 2001

                                TABLE OF CONTENTS

Part I - Financial Information

    Item 1.   Financial Statements

              Balance Sheet -
              June 30, 2001 and December 31, 2001 (unaudited).............. 3

              Statements of Operations--
              Three and Six months ended June 30, 2001 and
              2000 (unaudited)............................................. 4

              Statements of Cash Flows -
              Six-months ended June 30, 2001 and
              2000 (unaudited)............................................. 5

              Statements of Changes in Stockholders' Equity -
              Six-months ended June 30, 2001 and 2000
              (unaudited).................................................. 6

              Notes to Financial Statements
              Six-months ended June 30, 2001 and 2000...................... 7-14

    Item 2.   Management's Discussion and Analysis or Plan of Operations... 15

Part II - Other Information

    Item 1.   Legal Proceedings............................................ 19

    Item 2.   Changes in Securities and Use of Proceeds.................... 21

    Item 3.   Defaults Upon Senior Securities.............................. 21

    Item 4.   Submission of Matters to a Vote of Security Holders.......... 21

    Item 5.   Other Information ........................................... 21

    Item 6.   Exhibits and Reports on Form 8-K............................. 22

    Signature.............................................................. 23

                         PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                            SALES ONLINE DIRECT, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                            June 30,        December 31,
                                                                              2001              2000
                                                                          ------------      ------------
                             ASSETS
Current assets:
    Cash and cash equivalents                                             $     31,984      $    102,534
    Accounts receivable                                                         34,401              --
    Marketable securities                                                          620            17,196
    Inventory                                                                  264,578           385,973
    Prepaid expenses                                                           125,975           125,975
    Other current assets                                                        52,083            18,089
                                                                          ------------      ------------

       Total current assets                                                    509,641           649,767

Property and equipment, net                                                  1,347,439         1,490,247
Goodwill                                                                        15,313            26,797
Other intangible assets                                                      3,727,251         4,162,211
Debt financing costs, net                                                       97,500           165,000
                                                                          ------------      ------------

Total assets                                                              $  5,697,144      $  6,494,022
                                                                          ============      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Loan payable                                                          $    206,220      $       --
    Accounts payable                                                           397,324           137,277
    Accrued expenses                                                         1,043,010         1,003,564
                                                                          ------------      ------------

       Total current liabilities                                             1,646,554         1,140,841
                                                                          ------------      ------------

Convertible debt                                                             2,844,696         2,737,196
                                                                          ------------      ------------

Temporary equity ($.001 par value, 200,000 shares)                             237,500           237,500
                                                                          ------------      ------------

Stockholders' equity:
    Common stock, $.001 par value, 100,000,000 shares authorized;
     59,914,979 and 54,763,281 shares issued and outstanding at
     June 30, 2001 and December 31, 2000, respectively                          59,915            54,763
    Additional paid-in capital                                              10,968,028        10,448,176
    Accumulated deficit                                                     (9,730,284)       (7,700,307)
    Unearned compensation                                                     (329,265)         (424,147)
                                                                          ------------      ------------

       Total stockholders' equity                                              968,394         2,378,485
                                                                          ------------      ------------

Total liabilities and stockholders' equity                                $  5,697,144      $  6,494,022
                                                                          ============      ============



                 See Accompanying Notes to Financial Statements

                            SALES ONLINE DIRECT, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three months     Six months     Three months     Six months
                                                         ended June      ended June      ended June      ended June
                                                          30, 2001        30, 2001        30, 2000        30, 2000
                                                        ------------    ------------    ------------    ------------
                                                                                          Restated        Restated
                                                                                        ------------    ------------

Revenues                                                $    189,734    $    576,632    $    143,394    $    546,138

Cost of revenues                                              66,915         229,185         171,999         360,939
                                                        ------------    ------------    ------------    ------------

Gross profit                                                 122,819         347,447         (28,605)        185,199
                                                        ------------    ------------    ------------    ------------

Operating expenses:
     Selling general and administrative expenses             750,022       1,709,481         736,339       1,222,759
     Web site development costs                              205,813         376,392         147,436         347,964
                                                        ------------    ------------    ------------    ------------

         Total operating expenses                            955,835       2,085,873         883,775       1,570,723
                                                        ------------    ------------    ------------    ------------

Loss from operations                                        (833,016)     (1,738,426)       (912,380)     (1,385,524)
                                                        ------------    ------------    ------------    ------------

Other income (expense):
     Interest expense                                       (146,020)       (293,848)       (147,501)     (1,162,456)
     Other income (expense)                                       39           2,297          17,033          28,326
                                                        ------------    ------------    ------------    ------------

         Total other expense                                (145,981)       (291,551)       (130,468)     (1,134,130)
                                                        ------------    ------------    ------------    ------------

Loss before income taxes                                    (978,997)     (2,029,977)     (1,042,848)     (2,519,654)

Provision for income taxes                                      --              --              --              --
                                                        ------------    ------------    ------------    ------------

Net loss                                                $   (978,997)   $ (2,029,977)   $ (1,042,848)   $ (2,519,654)
                                                        ============    ============    ============    ============



Loss per share (basic)                                  $      (0.02)   $      (0.04)   $      (0.02)   $      (0.05)
                                                        ============    ============    ============    ============


     Weighted average shares                              57,035,229      56,044,504      47,056,140      46,946,167
                                                        ============    ============    ============    ============



                 See Accompanying Notes to Financial Statements

                            SALES ONLINE DIRECT, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)


                                                                                           2001               2000
                                                                                           ----               ----
                                                                                                            Restated
Operating activities:
     Net loss                                                                          $(2,029,977)       $(2,519,654)
     Adjustments to reconcile net loss to net
      cash used in operating activities
        Depreciation and amortization                                                      736,722            142,606
        Amortization of unearned compensation                                               94,882             92,066
        Amortization of debt discount                                                      107,500             59,696
        Beneficial conversion feature                                                         --            1,000,000
        Stock issued in payment of interest                                                118,520
        Stock issued in payment of legal and consulting fees                                77,607
        Stock options issued for compensation                                              328,877
        Unrealized loss on marketable securities                                            (2,171)            (8,160)
        Changes in assets and liabilities:
           Accounts receivable                                                             (34,401)            20,188
           Inventory                                                                       121,395            (97,020)
           Accounts payable                                                                260,047           (306,381)
           Accrued expenses                                                                 39,446            338,918
           Other, net                                                                      (33,994)           (60,062)
                                                                                       -----------        -----------

              Net cash used in operating activities                                       (215,547)        (1,337,803)
                                                                                       -----------        -----------

Investing activities:
     Purchase of securities                                                                   --             (382,575)
     Proceeds from sale of securities                                                       18,747            263,557
     Property and equipment additions                                                      (79,970)          (114,400)
                                                                                       -----------        -----------

              Net cash used in investing activities                                        (61,223)          (233,418)
                                                                                       -----------        -----------

Financing activities:
     Proceeds from assignment of stock call options                                           --               87,188
     Net proceeds from convertible debt                                                       --            2,300,000
     Proceeds from loan payable                                                            206,220               --
     Proceeds from sale of warrants                                                           --              430,000
                                                                                       -----------        -----------

              Net cash provided by financing activities                                    206,220          2,817,188
                                                                                       -----------        -----------

Net increase (decrease) in cash and equivalents                                            (70,550)         1,245,967

Cash and equivalents, beginning                                                            102,534            221,213
                                                                                       -----------        -----------

Cash and equivalents, ending                                                           $    31,984        $ 1,467,180
                                                                                       ===========        ===========

                       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

     Income taxes                                                                      $      --          $     5,185
                                                                                       ===========        ===========

     Interest                                                                          $      --          $      --
                                                                                       ===========        ===========

              SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Acquisition of Internet Collectible Awards for
       temporary equity recorded as other intangible asset                             $      --          $   237,500
                                                                                       ===========        ===========



                 See Accompanying Notes to Financial Statements

                            SALES ONLINE DIRECT, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)


                                            Common stock         Additional
                                            ------------          Paid-in      Accumulated      Unearned
                                         Shares      Amount       Capital        deficit      Compensation       Total
                                         ------      ------       -------        -------      ------------       -----

Balance, December 31, 2000             54,763,281    $54,763    $10,448,176    $(7,700,307)    $(424,147)    $ 2,378,485

Amortization of stock-based
    compensation                             --         --             --             --          94,882          94,882

Common stock issued in payment of
    interest on convertible debt          620,169        620        117,900           --            --           118,520

Issuance of stock options to
    employees for services              3,867,599      3,868        325,009           --            --           328,877

Common stock issued in payment of
    legal and consulting services         663,930        664         76,943           --            --            77,607

Net loss                                     --         --             --       (2,029,977)         --        (2,029,977)
                                       ----------    -------    -----------    -----------     ---------     -----------

Balance, June 30, 2001                 59,914,979    $59,915    $10,968,028    $(9,730,284)    $(329,265)    $   968,394
                                       ==========    =======    ===========    ===========     =========     ===========



                 See Accompanying Notes to Financial Statements

                            SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


Note 1 - Organization

The Company operates and maintains an internet portal dedicated to collectibles in a variety of categories. The Company conducts online person-to-person auctions of its own inventory of collectibles and items posted under consignment arrangements by third party sellers.

On March 7, 2000, the Company acquired Internet Collectible Awards ("ICA") (collectiblenet.com), an internet business that polls consumers and reports on the best internet collectibles web sites in a variety of categories. As consideration for the acquisition, the Company recorded accounts payable of $50,000 and issued 200,000 shares of the Company's common stock valued at $237,500 (based upon the Company's stock price on the date of acquisition). The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price, $287,500, over the fair value of the assets acquired, a web site, has been allocated to other intangible assets. As indicated in note 9, the Company is involved in litigation. Subsequent to this acquisition management obtained information that caused it to believe that, unbeknownst to the Company, the beneficial owner of ICA was an officer and significant shareholder of the Company at the time of the acquisition. As a result of the pending litigation, the common stock issued in connection with this transaction has been recorded as temporary equity on the balance sheet. Upon resolution of the litigation, any necessary accounting adjustments will be made.

On November 8, 2000, the Company acquired certain assets of ChannelSpace Entertainment, Inc. (CSEI), a Virginia corporation and Discribe, Ltd (Discribe), a Canadian corporation wholly owned by CSEI. CSEI and Discribe are converged internet content providers and producers of affinity portals, including the CollectingChannel.com and the Celtic Channel.com web sites. The consideration paid by the Company for the acquired assets was 7,530,000 unregistered shares of the Company's common stock valued at $4,648,996, and $300,000 worth of the Company's common stock to be registered (711,136 shares based upon the average closing bid price of the stock on the five trading days prior to filing the registration statement, February 6, 2001). Included in accrued expenses at June 30, 2001 is $300,000 related to this transaction. The assets acquired - consisting principally of software licenses, a video library, a library of articles, a user list, Domain names, furniture, fixtures and equipment - had a fair value of approximately $4,974,000. The fair value of the assets acquired, and the consideration paid, have been determined by independent appraisal. The excess of the fair value of the assets acquired over the purchase price, approximately $25,000, has been allocated pro-rata to the intangible assets acquired.

Note 2 - Summary of Significant Accounting Policies

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at June 30, 2001 and December 31, 2000 the Company has provided a $200,000 reserve.

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

The Company charges a fixed monthly amount for web hosting services. This revenue is recognized on a monthly basis as the services are provided.

Advertising revenues are recognized at the time the advertisement is initially displayed on the Company's web site.

Advertising Costs

Advertising costs, totaling approximately $39,200 in 2001 and $125,300 in 2000, are charged to expense when incurred.

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

Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that could have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 136,986,301 shares as of June 30, 2001. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 937,000 shares and 957,000 shares at June 30, 2001 and 2000, respectively, have been excluded from the computation of diluted earnings per share because they were anti-dilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each period.

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

Web Site Development Costs

The Company adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. The Company has implemented the provisions of EITF 00-2 retroactively to January 1, 2000 and, accordingly, has restated operations for the six and three months ended June 30, 2000 to give affect to this change.

During the six months ended June 30, 2001 and 2000 the Company capitalized approximately $78,600 and $53,400 of Web site development costs. Such capitalized costs are included in "Property and equipment".

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company is required to adopt SFAS Nos. 141 and 142 on January 1, 2002. Upon adoption of SFAS Nos. 141 and 142 the Company will stop amortization of goodwill that resulted from business combinations completed prior to the adoption SFAS No. 141. The Company currently has goodwill and other intangible assets on its balance sheet and management is in the process of evaluating the impact of adopting these standards.

Reclassifications

Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation. The effect of these reclassifications was to reduce the loss from operations by $49,600 and $19,148 for the six and three months ended June 30, 2000, respectively, which had no effect on earnings per share.

Note 3 - Loan payable

As of June 30, 2001 Augustine Fund, L.P. had advanced the Company $206,220 as a loan. The Company is negotiating final terms in connection with this loan and, in the absence of final terms, as of June 30, 2001 has recorded interest at 8% per annum on balances outstanding from time to time.

Note 4 - Accrued expenses

Accrued expenses are comprised of the following:


                                         June 30,         December 31,
                                           2001              2000

General operating expenses             $  115,510         $   92,171
Professional fees                         437,500            421,721
Common shares to be issued
    in connection with CSEI
    transaction (Note 1)                  300,000            300,000
Lease termination costs                   100,000            100,000
Interest                                   90,000             89,672
                                       ----------         ----------
Total                                  $1,043,010         $1,003,564
                                       ==========         ==========

Note 5 - Common Stock

Call Option Agreement

In connection with the transaction with Securities Resolution Advisors, Inc. ("SRAD") on February 25, 1999, SRAD entered into a Call Option Agreement ("Option Agreement") with Universal Funding, Inc. ("Universal"), a shareholder of SRAD and a beneficial owner of 3,000,000 shares of SRAD's common stock. Under the Option Agreement, Universal agreed to grant options to SRAD to acquire 2,000,000 shares of SRAD's common stock owned by Universal. The options consist of 1,000,000 shares at $.50 per share exercisable through February 25, 2000 and 1,000,000 shares at $.75 per share exercisable through February 25, 2001. The exercise price was reduced to $.375 per share though April 30, 1999. All unexercised options expired on February 25, 2001.

Stock Options

In July 1999, the Company granted an option to an employee to purchase 471,000 shares of common stock at $.01 per share under the 1999 Stock Option Plan (the "1999 Plan"). The option is exercisable over a four-year period. The Company recorded unearned compensation of $757,848, based upon the difference between the fair market value of the common stock at the grant date and the exercise price. The unearned compensation is being amortized over the vesting period of the option. Amortization expense related to unearned compensation amounted to $94,882 for each of the six-month periods ended June 30, 2001 and 2000.

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 10,000,000 shares of its common stock. Under the 2001 Plan employees may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant at $.001 per share. During the six months ended June 30, 2001 the Company granted options for 3,867,599 shares at various dates aggregating $325,009 under this plan. All options granted during the period were exercised.

Note 6 - Income Taxes

There were no provisions for income taxes for the six months ended June 30, 2001 and 2000 due to the Company's net operating loss and its valuation reserve against deferred income taxes

The difference between the provision for income taxes from the amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due to primarily the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

At June 30, 2001, the Company has federal and state net operating loss carry forwards of approximately $6,300,000 available to offset future taxable income that will expire in 2021.

Note 7 - Convertible Debt Financing

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

Had the Buyer converted the note on March 23, 2000, the Buyer would have received $4,000,000 in aggregate value of the Company's common stock upon the conversion of the $3,000,000 convertible note. Since the debt was convertible at the date of issuance, the intrinsic value of the beneficial conversion feature of $1,000,000 has been charged to interest expense with an offsetting increase in additional paid in capital during 2000.

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

In addition the Company entered into a Registration Rights Agreement ("Registration Agreement"), whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC), on or before October 25, 2000, covering the common stock to be issued upon the conversion of the convertible note and the stock purchase warrants. The Registration Agreement was modified in May 2001, effective as of January 1, 2001, and again in July 2001 and contains a provision that decreased the conversion percentage to 73% because the Registration Statement was not declared effective by the SEC by December 15, 2000. The modified Registration Agreement also contains provisions that decrease the conversion percentage to 50% if the Registration Statement is not declared effective by the SEC on or before August 31, 2001 and provide for cash penalties, as liquidating damages, equal to two percent (2%) for each thirty-day period beyond that date. Finally, as consideration for the January 1, 2001 modifications, the Company agreed to grant a security interest in all of its assets as security for the Company's obligations under the Agreement.

As of August 10, 2001 the SEC had not declared the Registration Statement effective.

All fees and expenses related to the registration of the common stock will be paid by the Company.

Note 8 - Issuance of Common Stock

On February 5 and June 22, 2001 the Company issued 227,417 and 392,752 shares of common stock, respectively, in connection with the payment of $60,000 and $58,520, respectively, of interest on its convertible debt.

During the second quarter of 2001 the Company issued 663,930 shares of common stock in connection with the payment of $77,607 of legal and consulting fees.

Note 9 - Litigation

The Company is currently involved in a dispute with Marc Stengel ("Stengel") and Hannah Kramer ("Kramer"), each of whom is a substantial shareholder of the Company, and with Whirlwind Collaborative Design, Inc. ("Whirl Wind") and Silesky Marketing, Inc. (Silesky"), two entities affiliated with Stengel. Stengel and Kramer are former directors of the Company. Stengel is also a former officer and employee.

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

On or about June 16, 2000, Stengel commenced an action in the Delaware Chancery Court pursuant to Section 225 of the Delaware General Corporation Law (the "Delaware 225 Action") seeking a determination from the Court that he was improperly removed as an officer and director of the Company, should be reinstated as such, and that Gregory Rotman and Richard Rotman be ordered to dismiss the Maryland action. The Delaware 225 Action was stayed pending the outcome of a special meeting of shareholders discussed below. Following the results of that meeting, the Company moved for summary judgment and asked that the Delaware 225 Action be dismissed. On February 26, 2001, the Court issued a decision in which it granted the Company's motion for summary judgment and dismissed the Delaware 225 Action. The Court concluded that (1) the special meeting of stockholders held on September 19, 2000 to elect directors (discussed below) was authorized by the Company's bylaws and as a result, the new board was properly elected and had the authority to terminate Stengel as an officer; (2) Stengel's post-election challenge to the special meeting was barred by his own inequitable conduct; and (3) his claim for back pay could not be pursued in the Court of Chancery action. Stengel has appealed the Court of Chancery's decision to the Delaware Supreme Court. This appeal is now pending.

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

A special Board of Directors meeting was called by Gregory Rotman immediately following the special meeting of stockholders on September 19, 2000. At that meeting, the new Board removed Stengel as an officer of the Company, formally ratified and approved the initiation and prosecution of the Maryland action against Stengel and authorized Gregory Rotman, as president and CEO, to take all actions necessary to prosecute the Company's claims against Stengel and others and authorized the reimbursement of approximately $75,000 of Rotman's expenses in connection with the aforementioned solicitation.

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

On or about October 24, 2000, Stengel filed a second action in the Delaware Court of Chancery pursuant to Section 145 of the Delaware General Corporation Law seeking a determination from the Court that he is entitled, pursuant to the Company's Bylaws, to be advanced his expenses, including attorneys' fees, incurred by him in connection with the Delaware 225 Action and the Maryland Action (the "Delaware 145 Action"). The Company and Stengel each moved for summary judgment in the Delaware 145 Action. A hearing on the Delaware 145 Action was held on January 2, 2001, at which time the Court of Chancery granted the Company's motion for summary judgment and denied Stengel's motion. Stengel has appealed this decision to the Delaware Supreme Court. On June 27, 2001, following briefing and oral argument, a three judge panel of the Delaware Supreme Court issued an order affirming the judgement of the Court of Chancery. On July 11, 2001 Stengel filed a motion for rehearing en banc by all five members of the Delaware Supreme Court of the Court's June 27, 2001 order. That motion is pending.

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

Results of Operations for Three Months Ended June 30, 2001

     The following discussion compares the Company's results of operations for the three months ended June 30, 2001, with those for the three months ended June 30, 2000. The Company's financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

     Revenue. For the three months ended June 30, 2001, revenue was $189,700, 97% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $160,800; gross sales on items on consignment were approximately $15,900, of which we received approximately $2,400 as fees for listing the merchandise. Sales of the Company's own product represented 79% and sales of consignment merchandise represented 8%, of gross sales, but, because we only receive a fee for sales on consignment sales, sales of the Company's own product represented 85%, and sales on consignment represented 1%, of our revenue. Web hosting and advertising fee revenues were approximately $26,500.

     The Company's 2001 second quarter revenues represent an increase of $46,300 from the three-month period ended June 30, 2000, in which revenues were approximately $144,000. For the three month period ended June 30, 2000, sales of the Company's own product were approximately $100,900 and sales of items on consignment were approximately $227,100, of which the Company received approximately $34,000 as fees. For that quarter, sales of the Company's own product represented 31%, and sales of consignment merchandise represented 69%, of gross sales, but, because the Company only receives a fee for sales on consignment sales, sales of our own product represented 75% and sales on consignment represented 25% of our revenue. There were no web hosting or advertising revenues during the quarter ended June 30, 2000.

     The reason for the increase in revenues was a combination of higher sales of Company owned product of approximately $60,000 from the same period in 2000 and an increase of $26,500 in web hosting and advertising revenues, offset by lower sales of consignment goods which decreased revenues by $31,700. The Company had more quality items available for sale. Gross profit from Company owned product sales for the three months ended June 30, 2001 was $93,900, representing an increase of $156,600 from the comparable quarter in 2000, in which gross profit (loss) from Company owned product sales was $(62,700). Gross margin percentages on Company owned product were substantially higher primarily because of higher quality product and more selective purchasing.

     Operating Expenses. Total operating expenses for the three months ended June 30, 2001 were approximately $955,800, compared to $883,800 for the corresponding period in 2000. Sales, general and administrative ("SG&A") expenses for the three months ended June 30, 2001 were approximately $750,000, compared to $736,300 for the three months ended June 30, 2000. Administrative and non-technical payroll related costs increased by approximately $32,900 over the quarter ended June 30, 2000. Depreciation and amortization increased by approximately $249,700 due to intangible and tangible assets acquired principally in the transaction with CSEI. Professional fees decreased by $153,700, primarily attributable to a decrease in costs associated with the Company's ongoing litigation. Marketing and advertising costs decreased by approximately $28,100 from the three months ended June 30, 2000. Marketing expenses were primarily attributable to print and online marketing and advertising programs designed to create brand awareness for the Company's online sites. The Company decreased its marketing expenses in an effort to conserve cash. The Company plans to seek additional financing that will enable it to increase its marketing and advertising activities to attract more visitors to its websites.

     Costs associated with planning, maintaining and operating our websites for the three months ended June 30, 2001 increased approximately $58,400 from the corresponding period in 2000. This increase is due primarily to increases in payroll and related costs of approximately $99,400, professional fees of approximately $22,200, and depreciation of $15,200, offset by a decrease in computer expenses of $58,400.

     Interest Expense. For the quarter ended June 30, 2001, the Company incurred interest charges of approximately $146,000 associated with the issuance of a $3,000,000 convertible note and warrants, and the loan payable to Augustine Fund L.P., compared to interest charges of $147,500 for the corresponding period in 2000.

     Net Loss. The Company realized a net loss for the three months ended June 30, 2001 of approximately $979,000, or ($.02) per share, as compared to a loss of $1,043,000, or ($.02) per share, for the three months June 30, 2000.

     Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Results of Operations for Six Months Ended June 30, 2001

     The following discussion compares the Company's results of operations for the six months ended June 30, 2001, with those for the six months ended June 30, 2000. The Company's financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

     Revenue. For the six months ended June 30, 2001, revenue was $576,600, 91% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $510,100; gross sales on items on consignment were approximately $96,600, of which we received approximately $14,500 as fees for listing the merchandise. Sales of the Company's own product represented 77%, and sales of consignment merchandise represented 15%, of gross sales, but, because we only receive a fee for sales on consignment sales, sales of the Company's own product represented 88%, and sales on consignment represented 3%, of our revenue. Web hosting and advertising fee revenues were approximately $52,000.

     The Company's revenues for the six months ending June 30, 2001 represent an increase of $30,000 from the six-month period ended June 30, 2000, in which revenue was approximately $546,100. For the six month period ended June 30, 2000, sales of the Company's own product were approximately $496,600 and sales of items on consignment were approximately $273,700, of which the Company received approximately $41,100 as fees. For that period, sales of the Company's own product represented 64%, and sales of consignment merchandise represented 36%, of gross sales, but, because the Company only receives a fee for sales on consignment sales, sales of our own product represented 92% and sales on consignment represented 8% of our revenue. There were no web hosting or advertising revenues during the six months ended June 30, 2000.

     The reason for the increase in revenues was a combination of higher sales of Company owned product of $13,500 from the same period in 2000 and an increase of approximately $52,000 in web hosting and advertising revenues, offset by lower sales of consignment goods which decreased revenue by approximately $26,600. The Company had a higher number of quality items available for sale. Gross profit from Company owned product sales for the six months ended June 30, 2001 was $280,900, representing an increase of $136,800 from the comparable period in 2000, in which gross profit from Company owned product sales was $144,100. Gross margin percentages on Company owned product were substantially higher primarily because of higher quality product and more selective purchasing.

     Operating Expenses. Total operating expenses for the six months ended June 30, 2001 were approximately $2,085,900, compared to $1,570,700 for the corresponding period in 2000. SG&A expenses for the six months ended June 30, 2001 were approximately $1,709,500, compared to $1,222,800 for the six months ended June 30, 2000. The increase in SG&A costs includes an increase in professional fees of $63,820, which are primarily attributable to the Company's ongoing litigation. Administrative and non-technical payroll related costs increased by approximately $75,200 over the six month period ended June 30, 2000. Depreciation and amortization increased by approximately $535,700 due to intangible and tangible assets acquired principally in the transaction with CSEI. Marketing and advertising costs decreased by approximately $86,100 from the six months ended June 30, 2000. Marketing expenses were primarily attributable to print and online marketing and advertising programs designed to create brand awareness for the Company's online sites. The Company decreased its marketing expenses in an effort to conserve cash. The Company plans to seek additional financing that will enable it to increase its marketing and advertising activities to attract more visitors to its websites.

     Costs associated with planning, maintaining and operating our websites for the six months ended June 30, 2001 increased approximately $28,400 from the corresponding period in 2000. This increase is due primarily to increase in payroll and related costs of approximately $174,700 and depreciation of $28,400, offset by decreases of $79,000 in computer fees, $38,400 in consulting fees, and $35,000 in professional fees.

     Interest Expense. For the six months ended June 30, 2001, the Company incurred interest charges of approximately $293,800 associated with the issuance of a $3,000,000 convertible note and warrants, and the loan payable to Augustine Fund, L.P., compared to interest charges of $1,162,400 for the corresponding period in 2000.

     Net Loss. The Company realized a net loss for the six months ended June 30, 2001 of approximately $2,030,000, or ($.04) per share, as compared to a loss of $2,519,700, or ($.05) per share, for the three months June 30, 2000.

     Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Working Capital and Liquidity

     Cash and cash equivalents were $32,000 at June 30, 2001, compared to $1,467,200 at June 30, 2000. The strong cash position on June 30, 2000 was attributable to the fact that the Company had obtained the proceeds of the convertible note discussed below

     On March 23, 2000 the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000, due March 31, 2002 to Augustine Fund, L.P. The note is convertible into common stock at a conversion price equal to the lesser of: (1) one hundred ten percent (110%) of the lowest of the closing bid price for the common stock for the five (5) trading days prior to March 23, 2000, or (2) seventy-five percent (75%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Had Augustine Fund, L.P. converted the note on March 23, 2000, Augustine Fund, L.P. would have received $4,000,000 in aggregate value of the Company's common stock upon conversion. Because the debt was convertible at the date of issuance, the intrinsic value of the beneficial conversion feature of $1,000,000 has been charged to interest expense with an offsetting increase in additional paid in capital during the thee months ended March 31, 2000.

     In connection with the Agreement, the Company also issued warrants to Augustine Fund, L.P. and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is $2.70, one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants expire on March 31, 2005.

     In addition, the Company entered into a Registration Rights Agreement ("Registration Agreement"), whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) on or before October 25, 2000, covering the common stock to be issued upon the conversion of the convertible note and the stock purchase warrants. Because the Registration Statement was not declared effective by the SEC by December 15, 2000, the applicable conversion percentage decreased to fifty percent (50%) of the average market value of the stock. The Registration Agreement was modified, in May 2001, effective as of January 1, 2001, and again on July 15, 2001, and contains a provision that fixed the conversion percentage at seventy three percent (73%). The modified Registration Agreement also contains provisions that decrease the conversion percentage to fifty percent

(50%) if the Registration Statement is not declared effective by the SEC on or before August 31, 2001 and provides for cash penalties, as liquidating damages, equal to two percent (2%) for each thirty day period beyond that date. Finally, as consideration for the January 1, 2001 modifications, the Company agreed to grant a security interest in all of its assets as security for the Company's obligations under the Agreement.

     The Company's independent auditors have issued a going concern opinion on the Company's financial statements. Although the Company has begun to receive revenue from web hosting and advertising sales and has reduced costs by (i) eliminating personnel and expenses related to the auctions, (ii) closing the Maryland office, and (iii) eliminating the salary that was paid to Marc Stengel, management believes that presently the Company does not have sufficient cash to fund operations for the next 12 months. Based on the Company's current cash position, the Company currently needs an infusion of $700,000 of additional capital to fund its anticipated marketing costs and operating expenses over the next 12 months. The Company has secured a commitment for additional financing from the holder of the convertible note to fund its operations for the next 10 months of approximately $751,000, pending negotiation and execution of final documents. While management believes that these documents will be executed in the near future, there can be no assurances that the financing will be concluded on reasonably acceptable terms. The holder of the convertible note has advanced the Company funds to sustain its operations and pay off some of the Company's debts. These funds should last the Company through December 31, 2001. If the financing is not completed by then, management will be required to find alternative sources of capital to support its operations. Although the Company can offer no assurances, in the long term, management believes that if the Company is successful in concluding the litigation, having the registration statement of Augustine Fund, L.P. as the holder of the convertible note, declared effective by the SEC, and obtaining the needed capital, the Company is likely to be profitable by the end of the first quarter 2002 as a result of its efforts in greatly decreasing expenses and increasing product and advertising sales. The Company does not expect to incur the same level of litigation costs in the long term that it has sustained in the past year because of the substantial discovery and hearings conducted through December 2000. However, the Company's ability to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include our inability to successfully implement the Company's business and revenue model, the collectibles community not accepting the services the Company offers, higher costs than anticipated, the Company's inability to sell its products and services to a sufficient number of customers, the Company's failure to attract sufficient interest in and traffic to its sites, the Company's inability to complete development of its sites, the failure of the Company's operating systems, and the Company's inability to increase its revenues as rapidly as anticipated. If the Company is not profitable, it will not be able to continue its business operations.


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

     The lawsuit was initially filed against Stengel alone in June 2000. It remains pending in the US District Court for the District of Maryland. A First Amended Complaint was filed on October 11, 2000, which added the defendants other than Stengel identified above. The First Amended Complaint seeks rescission of the transactions pursuant to which Stengel and Kramer obtained their substantial stock interests in the Company, and seeks damages against Stengel and Kramer, in both cases, for misrepresentations and omissions under the common law of fraud, the Maryland Securities Act and certain contractual warranties and representations. The First Amended Complaint also seeks damages and remedies against Stengel for breach of his contractual duties as an employee of the Company and for misrepresentations he made to the Company while acting as an employee; these claims relate to businesses operated by Stengel in competition with the Company and using the Company's resources. The First Amended Complaint also seeks to recover damages from Stengel and the two corporate defendants for conversion of certain of Company assets, resources and employee services, and for unjust enrichment. All defendants have filed answers to the First Amended Complaint. Stengel has filed a counterclaim seeking $500,000 in damages against the Company for alleged interference with his ability to sell shares of our common stock. Whirl Wind has filed a counterclaim against the Company for conversion of a small quantity of computer equipment alleged to be owned by Whirl Wind.

     On or about June 16, 2000, Stengel commenced an action in the Delaware Chancery Court pursuant to Section 225 of the Delaware General Corporation Law (the "Delaware 225 Action") seeking a determination from the Court that he was improperly removed as an officer and director of the Company, should be reinstated as such, and that Gregory Rotman and Richard Rotman be ordered to dismiss the Maryland action. The Delaware 225 Action was stayed pending the outcome of a special meeting of shareholders discussed below. Following the results of that meeting, the Company moved for summary judgment and asked that the Delaware 225 Action be dismissed. On February 26, 2001, the Court issued a decision in which it granted the Company's motion for summary judgment and dismissed the Delaware 225 Action. The Court concluded that (1) the special meeting of stockholders held on September 19, 2000 to elect directors (discussed below) was authorized by the Company's bylaws and as a result, the new board was properly elected and had the authority to terminate Stengel as an officer; (2) Stengel's post-election challenge to the special meeting was barred by his own inequitable conduct; and (3) his claim for back pay could not be pursued in the Court of Chancery action. Stengel has appealed the Court of Chancery's decision to the Delaware Supreme Court. This appeal is now pending.

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

     A special Board of Directors meeting was called by Gregory Rotman immediately following the special meeting of stockholders on September 19, 2000. At that meeting, the new Board removed Stengel as an officer of the Company, formally ratified and approved the initiation and prosecution of the Maryland action against Stengel and authorized Gregory Rotman, as president and CEO, to take all actions necessary to prosecute the Company's claims against Stengel and others and authorized the reimbursement of approximately $75,000 of Rotman's expenses in connection with the aforementioned solicitation.

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

     On or about October 24, 2000, Stengel filed a second action in the Delaware Court of Chancery pursuant to Section 145 of the Delaware General Corporation Law seeking a determination from the Court that he is entitled, pursuant to the Company's Bylaws, to be advanced his expenses, including attorneys' fees, incurred by him in connection with the Delaware 225 Action and the Maryland Action (the "Delaware 145 Action"). The Company and Stengel each moved for summary judgment in the Delaware 145 Action. A hearing on the Delaware 145 Action was held on January 2, 2001, at which time the Court of Chancery granted the Company's motion for summary judgment and denied Stengel's motion. Stengel has appealed this decision to the Delaware Supreme Court. On June 27, 2001, following briefing and oral argument, a three judge panel of the Delaware Supreme Court issued an order affirming the judgement of the Court of Chancery. On July 11, 2001 Stengel filed a motion for rehearing en banc by all five members of the Delaware Supreme Court of the Court's June 27, 2001 order. That motion is pending.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) On February 5, 2001, and June 22, 2001, the Company issued 227,417 and 392,752 shares of its common stock, par value $.001 per share, to the Augustine Fund, L.P. in payment of $60,000 and $58,520, respectively, of interest due pursuant to the eight percent convertible note issued by the Company to the Augustine Fund, L.P. on March 23, 2000. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible note and the warrants issued in connection with the note for its own account. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     In May 2001, the Company and Augustine Fund, L.P. entered into a Modification Agreement dated as of January 1, 2001, pursuant to which the parties agreed to (i) amend the eight percent convertible note to Augustine Fund, L.P. to establish the applicable conversion percentage of the convertible note at 73%, provided that the percentage shall decrease to 50% if the registration statement filed by the Company on behalf of the Augustine Fund, L.P. (the "Registration Statement") has not been declared effective by the SEC by July 15, 2001; and (ii) to amend the registration rights agreement between the parties to waive all liquidated damages for the period January 1, 2001 through July 15, 2001, provided that such liquidated damages shall begin to accrue again if the Registration Statement is not declared effective by July 15, 2001. As consideration for the January 1, 2001 modifications, the Company agreed to grant a security interest in all of its assets as security for the Company's obligations under the Agreement

     On July 15, 2001, the Registration Agreement was modified again to fix the conversion percentage to seventy three percent (73%). The modified Registration Agreement also contains provisions that decrease the conversion percentage to fifty percent (50%) if the Registration Statement is not declared effective by the SEC on or before August 31, 2001 and provides for cash penalties, as liquidating damages, equal to two percent (2%) for each thirty day period beyond that date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit No.

4.1 Amendment to Modification Agreement dated as of July 15, 2001, between the Company and Augustine Fund, L.P. (Incorporated by reference to Exhibit 4.10 to Form SB-2/A filed on August 8, 2001)

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001              SALES ONLINE DIRECT INC.


                                        /s/ Gregory Rotman
                                        ----------------------------------------
                                        Gregory Rotman, President


                                        /s/ Richard Rotman
                                        ----------------------------------------
                                        Richard Rotman, Chief Financial Officer,
                                        Vice President and Secretary

                                LIST OF EXHIBITS

Exhibit No.    Description
-----------    -----------


4.1 Amendment to Modification Agreement dated as of July 15, 2001, between the Company and Augustine Fund, L.P. (Incorporated by reference to Exhibit 4.10 to Form SB-2/A filed on August 8, 2001)