Form 10QSB
period 2001-09-30
SALES ONLINE DIRECT INC
filed 2001-11-14
CIK 1017655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                 Yes [X] No [_]

     As of November 6, 2001, the issuer had outstanding 75,074,117 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format
                                  Yes[_] No [X]

                            Sales Online Direct, Inc.
                                   Form 10-QSB
                For the Quarterly Period ended September 30, 2001

                                TABLE OF CONTENTS

Part I - Financial Information

        Item 1.   Financial Statements

                  Balance Sheet -
                  September 30, 2001 and December 31, 2001 (unaudited)...........................        3

                  Statements of Operations--
                  Three and Nine months ended September 30, 2001 and
                  2000 (unaudited)...............................................................        4

                  Statements of Cash Flows -
                  Nine-months ended September 30, 2001 and
                  2000 (unaudited)...............................................................        5

                  Statements of Changes in Stockholders' Equity -
                  Nine-months ended September 30, 2001 and 2000
                  (unaudited)....................................................................        6

                  Notes to Financial Statements
                  Nine-months ended September 30, 2001 and 2000..................................        7-14

        Item 2.   Management's Discussion and Analysis or Plan of Operations.....................        15

Part II - Other Information

        Item 1.   Legal Proceedings..............................................................        20

        Item 2.   Changes in Securities and Use of Proceeds......................................        21

        Item 3.   Defaults Upon Senior Securities................................................        21

        Item 4.   Submission of Matters to a Vote of Security Holders............................        21

        Item 5.   Other Information .............................................................        21

        Item 6.   Exhibits and Reports on Form 8-K...............................................        22

        Signature................................................................................        23

                         PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                            SALES ONLINE DIRECT, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                               September 30,   December 31,
                                ASSETS                                              2001           2000
                                                                               -------------   ------------
Current assets:
    Cash and cash equivalents                                                  $     45,911    $   102,534
    Accounts receivable                                                              27,143             --
    Marketable securities                                                                40         17,196
    Inventory                                                                       297,782        385,973
    Prepaid expenses                                                                 12,661        125,975
    Other current assets                                                             60,820         18,089
                                                                               ------------    -----------

       Total current assets                                                         444,357        649,767

Property and equipment, net                                                       1,248,950      1,490,247
Goodwill                                                                              9,571         26,797
Other intangible assets                                                           3,509,771      4,162,211
Debt financing costs, net                                                            63,750        165,000
                                                                               ------------    -----------

Total assets                                                                   $  5,276,399    $ 6,494,022
                                                                               ============    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Loan payable                                                               $    569,940    $        --
    Accounts payable                                                                384,478        137,277
    Accrued expenses                                                              1,081,402      1,003,564
                                                                               ------------    -----------

       Total current liabilities                                                  2,035,820      1,140,841
                                                                               ------------    -----------

Convertible debt                                                                  2,898,446      2,737,196
                                                                               ------------    -----------

Temporary equity ($.001 par value, 200,000 shares)                                       --        237,500
                                                                               ------------    -----------

Stockholders' equity:
    Common stock, $.001 par value, 100,000,000 shares authorized; 71,467,366 and 54,763,281 shares issued and outstanding at September 30, 2001
     and December 31, 2000, respectively                                             71,467         54,763
    Additional paid-in capital                                                   11,203,154     10,448,176
    Accumulated deficit                                                         (10,650,664)    (7,700,307)
    Unearned compensation                                                          (281,824)      (424,147)
                                                                               ------------    -----------

       Total stockholders' equity                                                   342,133      2,378,485
                                                                               ------------    -----------

Total liabilities and stockholders' equity                                     $  5,276,399    $ 6,494,022
                                                                               ============    ===========


                 See accompanying notes to Financial Statements.

                            SALES ONLINE DIRECT, INC.
                            STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                   Three months   Nine months    Three months   Nine months
                                                      ended          ended          ended          ended
                                                    September      September      September      September
                                                    30, 2001        30, 2001       30, 2000      30, 2000
                                                   ------------   -----------    -----------    -----------
                                                                                  Restated       Restated
                                                                                  --------       --------
Revenues                                           $   231,843    $   808,475    $   461,554    $ 1,007,692

Cost of revenues                                       138,139        367,324        429,511        790,449
                                                   -----------    -----------    -----------    -----------

Gross profit                                            93,704        441,151         32,043        217,243
                                                   -----------    -----------    -----------    -----------

Operating expenses:
     Selling general and administrative expenses       545,432      2,254,913        540,030      1,762,791
     Web site development costs                        312,760        689,152        264,754        612,716
                                                   -----------    -----------    -----------    -----------

         Total operating expenses                      858,192      2,944,065        804,784      2,375,507
                                                   -----------    -----------    -----------    -----------

Loss from operations                                  (764,488)    (2,502,914)      (772,741)    (2,158,264)
                                                   -----------    -----------    -----------    -----------

Other income (expense):
     Interest expense                                 (156,882)      (450,730)      (147,500)    (1,309,956)
     Other income (expense)                                990          3,287         25,905         54,231
                                                   -----------    -----------    -----------    -----------

         Total other expense                          (155,892)      (447,443)      (121,595)    (1,255,725)
                                                   -----------    -----------    -----------    -----------

Loss before income taxes                              (920,380)    (2,950,357)      (894,336)    (3,413,989)

Provision for income taxes                                  --             --             --             --
                                                   -----------    -----------    -----------    -----------

Net loss                                           $  (920,380)   $(2,950,357)   $  (894,336)   $(3,413,989)
                                                   ===========    ===========    ===========    ===========

Loss per share (basic)                             $     (0.01)   $     (0.05)   $     (0.02)   $     (0.07)
                                                   ===========    ===========    ===========    ===========

     Weighted average shares                        65,036,806     59,086,018     47,056,140     46,983,093
                                                   ===========    ===========    ===========    ===========


                 See accompanying notes to Financial Statements.

                            SALES ONLINE DIRECT, INC.
                            STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                                        2001           2000
                                                                                     -----------    -----------
                                                                                                     Restated
Operating activities:
     Net loss                                                                        $(2,950,357)   $(3,413,989)
     Adjustments to reconcile net loss to net
      cash used in operating activities
        Depreciation and amortization                                                  1,110,383        239,084
        Amortization of unearned compensation                                            142,323        139,507
        Amortization of debt discount                                                    161,250        113,446
        Beneficial conversion feature                                                         --      1,000,000
        Stock issued in payment of interest                                              177,698             --
        Stock issued in payment of legal and consulting fees                             100,900             --
        Stock options issued for compensation                                            500,184             --
        Loss on marketable securities                                                     (3,118)       (14,812)
        Changes in assets and liabilities:
           Accounts receivable                                                           (27,143)        48,682
           Inventory                                                                      88,191       (100,083)
           Accounts payable                                                              247,201       (266,588)
           Accrued expenses                                                               77,838        276,298
           Other, net                                                                     70,583        (59,225)
                                                                                     -----------    -----------

              Net cash used in operating activities                                     (304,067)    (2,037,680)
                                                                                     -----------    -----------

Investing activities:
     Purchase of securities                                                               (2,644)      (407,975)
     Proceeds from sale of securities                                                     22,918        391,746
     Property and equipment additions                                                    (98,170)      (152,903)
                                                                                     -----------    -----------

              Net cash used in investing activities                                      (77,896)      (169,132)
                                                                                     -----------    -----------

Financing activities:
     Proceeds from assignment of stock call options                                           --         87,188
     Net proceeds from convertible debt                                                       --      2,300,000
     Proceeds from loan payable                                                          569,940             --
     Payment of stock registration costs                                                (244,600)
     Proceeds from sale of warrants                                                           --        430,000
                                                                                     -----------    -----------

              Net cash provided by financing activities                                  325,340      2,817,188
                                                                                     -----------    -----------

Net increase (decrease) in cash and equivalents                                          (56,623)       610,376

Cash and equivalents, beginning                                                          102,534        221,213
                                                                                     -----------    -----------

Cash and equivalents, ending                                                         $    45,911    $   831,589
                                                                                     ===========    ===========

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

     Income taxes                                                                    $        --    $     5,185
                                                                                     ===========    ===========

     Interest                                                                        $        --    $        --
                                                                                     ===========    ===========

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Acquisition of Internet Collectible Awards for
       temporary equity recorded as other intangible asset                           $        --    $   237,500
                                                                                     ==========================
Reclassification of Temporary equity to Stockholders' equity                         $   237,500    $        --
                                                                                     ==========================

                 See accompanying notes to Financial Statements.

                            SALES ONLINE DIRECT, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

                                              Common stock         Additional
                                        -----------------------      Paid-in     Accumulated      Unearned
                                          Shares        Amount       Capital       deficit      Compensation      Total
                                        ----------    ---------    -----------   ------------    -----------   -----------

Balance, December 31, 2000              54,763,281    $  54,763    $10,448,176   $ (7,700,307)    $(424,147)   $ 2,378,485

Amortization of stock-based
    compensation                                --           --             --             --       142,323        142,323

Rregistration costs                                                   (244,600)                                   (244,600)

Recalssification of Temporary equity       200,000          200        237,300                                     237,500

Common stock issued in payment of
    interest on convertible debt         3,193,126        3,193        174,505             --            --        177,698

Issuance of stock options to
    employees for services              11,576,301       11,576        488,608             --            --        500,184

Common stock issued in payment of
    legal and consulting services        1,734,658        1,735         99,165             --            --        100,900

Net loss                                        --           --             --     (2,950,357)           --     (2,950,357)
                                       -----------    ---------    -----------   ------------     ---------    -----------

Balance, September 30, 2001             71,467,366    $  71,467    $11,203,154   $(10,650,664)    $(281,824)   $   342,133
                                       ===========    =========    ===========   ============     =========    ===========


                 See accompanying notes to Financial Statements.

                            SALES ONLINE DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

Note 1 - Organization

The Company operates and maintains an internet portal dedicated to collectibles in a variety of categories. The Company conducts online person-to-person auctions of its own inventory of collectibles and items posted under consignment arrangements by third party sellers.

On March 7, 2000, the Company acquired Internet Collectible Awards ("ICA") (www.collectiblenet.com), an internet business that polls consumers and reports on the best internet collectibles web sites in a variety of categories. As consideration for the acquisition, the Company recorded accounts payable of $50,000 and issued 200,000 shares of the Company's common stock valued at $237,500 (based upon the Company's stock price on the date of acquisition). The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price, $287,500, over the fair value of the assets acquired, a web site, has been allocated to other intangible assets. As indicated in note 9, the Company was involved in litigation. Subsequent to this acquisition management obtained information that caused it to believe that, unbeknownst to the Company, the beneficial owner of ICA was an officer and significant shareholder of the Company at the time of the acquisition. As a result of the pending litigation, the common stock issued in connection with this transaction was recorded as temporary equity on the balance sheet. As a result of the litigation settlement discussed in note 9, this temporary equity has been reclassified to shareholders' equity at September 30, 2001.

On November 8, 2000, the Company acquired certain assets of ChannelSpace Entertainment, Inc. (CSEI), a Virginia corporation and Discribe, Ltd (Discribe), a Canadian corporation wholly owned by CSEI. CSEI and Discribe are converged internet content providers and producers of affinity portals, including the CollectingChannel.com and the Celtic Channel.com web sites. The consideration paid by the Company for the acquired assets was 7,530,000 unregistered shares of the Company's common stock valued at $4,648,996, and $300,000 worth of the Company's common stock to be registered (711,136 shares based upon the average closing bid price of the stock on the five trading days prior to filing the registration statement, February 6, 2001). Included in accrued expenses at September 30, 2001 is $300,000 related to this transaction. The assets acquired
- consisting principally of software licenses, a video library, a library of articles, a user list, Domain names, furniture, fixtures and equipment - had a fair value of approximately $4,974,000. The fair value of the assets acquired, and the consideration paid, have been determined by independent appraisal. The excess of the fair value of the assets acquired over the purchase price, approximately $25,000, has been allocated pro-rata to the intangible assets acquired.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at September 30, 2001 and December 31, 2000 the Company has provided a $200,000 reserve.

Revenue Recognition

The Company generates revenue on sales of its purchased inventory, from fees and commissions on sales of merchandise under consignment type arrangements, from web hosting services, and from adverting and promotional services.

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

Advertising revenues are recognized at the time the advertisement is initially displayed on the company's web site. Sponsorship revenues are recognized at the time that the related event is conducted.

Advertising Costs

Advertising costs, totaling approximately $52,600 in 2001 and $183,900 in 2000, are charged to expense when incurred.

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

Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that could have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 410,958,904 shares as of September 30, 2001. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 937,000 shares and 957,000 shares at September 30, 2001 and 2000, respectively, have been excluded from the computation of diluted earnings per share because they were anti-dilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each period.

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

Web Site Development Costs

The Company adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. The Company has implemented the provisions of EITF 00-2 retroactively to January 1, 2000 and, accordingly, has restated operations for the nine and three months ended September 30, 2000 to give affect to this change.

During the nine months ended September 30, 2001 and 2000 the Company capitalized approximately $97,000 and $78,000 of Web site development costs. Such capitalized costs are included in "Property and equipment".

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to acquisition. SFAS No. 142 provides that intangible assets with finite lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. Upon adoption of SFAS Nos. 141 and 142 the Company will stop amortization of goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. The Company currently has goodwill and other intangible assets on its balance sheet.

In October 2001 the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supersedes SFAS No. 121.

The Company is required to adopt SFAS Nos. 141, 142, and 143 on January 1, 2002. Management is in the process of evaluating the impact of adopting the above standards.

In October 2001 the Financial Accounting Standards Board also issued SFAS No. 143 "Accounting for Asset Retirement Obligations". The Company does not hold any assets affected by this statement and it is not expected to have a material impact on the Company's financial statements.

Reclassifications

Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation. The effect of these reclassifications was to reduce the loss from operations by $69,985 and $20,386 for the nine and three months ended September 30, 2000, respectively, which had no effect on earnings per share.

Note 3 - Loan payable

As of September 30, 2001 Augustine Fund L.P. had advanced the Company $569,940 as a loan. The Company has negotiated final terms in connection with this loan (note 10). In the absence of final terms, as of September 30, 2001 the Company has recorded interest at 8% per annum on balances outstanding from time to time.

Note 4 - Accrued expenses

Accrued expenses are comprised of the following:

                                          September 30,     December 31,
                                             2001               2000
                                          ------------      ------------
General operating expenses                 $  168,718        $   92,171
Professional fees                             412,479           421,721
Common shares to be issued
    in connection with CSEI
    transaction (Note 1)                      300,000           300,000
Lease termination costs                       100,000           100,000
Interest                                      100,204            89,672
                                           ----------        ----------

Total                                      $1,081,401        $1,003,564
                                           ==========        ==========

Note 5 - Common Stock

Call Option Agreement

In connection with the transaction with Securities Resolution Advisors, Inc. ("SRAD") on February 25,1999, SRAD entered into a Call Option Agreement ("Option Agreement") with Universal Funding, Inc. ("Universal"), a shareholder of SRAD and a beneficial owner of 3,000,000 shares of SRAD's common stock. Under the Option Agreement, Universal agreed to grant options to SRAD to acquire 2,000,000 shares of SRAD's common stock owned by Universal. The options consist of 1,000,000 shares at $.50 per share exercisable through February 25, 2000 and 1,000,000 shares at $.75 per share exercisable through February 25, 2001. The exercise price was reduced to $.375 per share though April 30, 1999. All unexercised options expired on February 25, 2001.

Stock Options

In July 1999, the Company granted an option to an employee to purchase 471,000 shares of common stock at $.01 per share under the 1999 Stock Option Plan (the "1999 Plan"). The option is exercisable over a four-year period. The Company recorded unearned compensation of $757,848, based upon the difference between the fair market value of the common stock at the grant date and the exercise price. The unearned compensation is being amortized over the vesting period of the option. Amortization expense related to unearned compensation amounted to $142,323 and 139,507 for nine-month periods ended September 30, 2001 and 2000, respectively.

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 20,000,000 shares of its common stock. Under the 2001 Plan employees may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant at $.001 per share. During the nine months ended September 30, 2001 the Company granted options for 11,575,702 shares at various dates aggregating $500,184 under this plan. All options granted during the period were exercised.

Note 6 - Income Taxes

There were no provisions for income taxes for the nine months ended September 30, 2001 and 2000 due to the Company's net operating loss and its valuation reserve against deferred income taxes

The difference between the provision for income taxes from the amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due to primarily the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

At September 30, 2001, the Company has federal and state net operating loss carry forwards of approximately $6,655,000 available to offset future taxable income that will expire in 2021.

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

Had the Buyer converted the note on March 23, 2000, the Buyer would have received $4,000,000 in aggregate value of the Company's common stock upon the conversion of the $3,000,000 convertible note. Since the debt was convertible at the date of issuance, the intrinsic value of the beneficial conversion feature of $1,000,000 was charged to interest expense with an offsetting increase in additional paid in capital during 2000.

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

In addition the Company entered into a Registration Rights Agreement ("Registration Agreement"), whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC), on or before October 25, 2000, covering the common stock to be issued upon the conversion of the convertible note and the stock purchase warrants. The Registration Agreement was modified in May 2001, effective as of January 1, 2001, and in July and August 2001, and contains a provision that decreased the conversion percentage to 73% because the Registration Statement was not declared effective by the SEC by December 15, 2000. The Registration Statement was declared effective by the SEC on September 7, 2001. As consideration for the January 1, 2001 modifications, the Company agreed to grant a security interest in all of its assets as security for the Company's obligations under the Agreement.

All fees and expenses related to the registration of the common stock will be paid by the Company.

Note 8 - Issuance of Common Stock

During 2001 the Company issued 3,193,126 shares of common stock in connection with the payment of $178,698 of interest on its convertible debt.

During 2001 the Company issued 1,734,658 shares of common stock in connection with the payment of $100,900 of legal and consulting fees.

Note 9 - Litigation

The Company was involved in a dispute with Marc Stengel ("Stengel") and Hannah Kramer ("Kramer"), each of whom is a substantial shareholder of the Company, and with Whirl Wind Collaborative Design, Inc. ("Whirl Wind") and Silesky Marketing, Inc. ("Silesky"), two entities affiliated with Stengel. Stengel and Kramer are former directors of the Company. Stengel is also a former officer and employee.

The Company sought rescission of the transactions pursuant to which Stengel and Kramer obtained their substantial stock interests in the Company, and sought damages against them for misrepresentations and omissions under the common law of fraud, the Maryland Securities Act and certain contractual warranties and representations (Maryland action). The Company also sought damages and remedies against Stengel for breach of his contractual duties as an employee of the Company and for misrepresentations he made to the Company while acting as an employee; these claims relate to businesses operated by Stengel in competition with the Company and using the Company's resources. The Company also sought to recover damages from Stengel and the two corporate defendants for conversion of certain of Company assets, resources and employee services, and for unjust enrichment. All defendants filed answers to the company's complaint. Stengel filed a counterclaim seeking damages against the Company for alleged interference with his ability to sell shares of the company's common stock. Whirl Wind filed a counterclaim against the Company for conversion of a small quantity of computer equipment alleged to be owned by Whirl Wind.

Stengel commenced an action in the Delaware Chancery Court pursuant to Section 225 of the Delaware General Corporation Law (the "Delaware 225 Action") that sought a determination from the Court that he was improperly removed as an officer and director of the Company, should be reinstated as such, and that Gregory Rotman and Richard Rotman be ordered to dismiss the Maryland action. The Company moved for summary judgment and asked that the Delaware 225 Action be dismissed. The Court issued a decision in which it granted the Company's motion for summary judgment and dismissed the Delaware 225 Action. Stengel appealed the Court of Chancery's decision to the Delaware Supreme Court where his appeal was denied.

In October 2000, Stengel submitted to the Company a demand for advancement of certain expenses (including attorneys' fees) he allegedly incurred in connection with the Delaware 225 and the Maryland actions. The Company notified Stengel that the Board of Directors had denied his advancement request.

Later in October 2000, Stengel filed a second action in the Delaware Court of Chancery that sought a determination that he was entitled, pursuant to the Company's Bylaws, to be advanced his expenses, including attorneys' fees, incurred by him in connection with the Delaware 225 and Maryland actions (the "Delaware 145 Action"). The Company and Stengel each moved for summary judgment in the Delaware 145 Action. The Court of Chancery granted the Company's motion for summary judgment and denied Stengel's motion. Stengel appealed this decision to the Delaware Supreme Court where his appeal was denied.

In November 2000, the Company filed with the Maryland Court a Motion for a Preliminary Injunction that requested the Court to enjoin Stengel and Kramer from selling, attempting to sell, or otherwise disposing of their shares of the company's stock pending resolution of the merits of the Company's claim for rescission. Stengel filed an Opposition to the Company's Motion and filed a Motion that requested the Court to (i) order the Company to instruct its transfer agent to allow the sale of his restricted stock in compliance with Rule 144 and (ii) enjoin the Company from interfering with the sale of stock by Stengel in accordance with Rule 144. In March 2001, the Court (1) denied the Company's motion against Stengel and Kramer, (2) granted in part Stengel's motion enjoining the Company from interfering with any sale of stock by Stengel that complied with SEC Rule 144, (3) found that Stengel and Kramer were acting in concert in the disposition of their shares, and (4) denied Stengel and Kramer's motions to dismiss the Company's lawsuit against them.

In October 2001 the Company and the defendants entered into a Settlement Agreement (Agreement). Under the Agreement, the parties dismissed, with prejudice, both the Maryland and Delaware Actions in exchange for mutual releases in connection with all acts or omissions prior to October 23, 2001.

Note 10 - Subsequent Events

On November 7, 2001 the Company entered into a merger agreement with Rotman Collectibles, Inc. (RCI), a seller of movie posters. In connection with this agreement the Company will issue 100 common shares in exchange for the outstanding common shares of RCI. In addition, the Company will issue a convertible note in the amount of $1,000,000 in exchange of a convertible note previously issued by RCI. The sole stockholder, director, and officer of RCI is Leslie Rotman, who is the mother of Gregory and Richard Rotman, both of whom are executive officers and directors of the Company.

On November 7, 2001 the Company converted its outstanding loan payable to Augustine Fund, LP (note 3) into a $1,000,000 convertible note of which $569,940 had been received as of September 30, 2001. The terms are nearly identical to those of the convertible debt discussed in note 7.

In connection with the above convertible notes, the Company will charge to future earnings approximately $620,000 of interest related to the beneficial conversion features.

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

Overview

     The Company's primary business, based on its revenues, is the purchase and sale of collectibles and memorabilia. The Company operates an online auction site that provides a full range of services to sellers and buyers, and maintain multiple collectibles portals, offering integrated information and services to the collectibles community. The collectibles industry includes every person that collects items having either economic or sentimental value, such as antiques, sports and entertainment memorabilia, stamps, coins, figurines, dolls, collector plates, plush and die cast toys, cottage/village reproductions and other decorative or limited edition items that are intended for collecting and other memorabilia. A portal is an Internet website that enables visitors to search for, and visit, other related sites, access related services, and obtain relevant data. Over the past two years, the Company has been working on the development and technology of building portals. The Company's main focus was portal development in our own industry of collectibles; to that end, the Company acquired assets from ChannelSpace Entertainment, Inc. ("CSEI") that include www.CollectingChannel.com. Although the Company originally planned to converge its multiple sites into one integrated site in 2001, the Company expects that the Company will complete the integration in 2002. The Company also plans to build other portals, some that that will charge fees to access their services, and others to leverage company-owned technology and websites.

Results of Operations for Three Months Ended September 30, 2001

     The following discussion compares the Company's results of operations for the three months ended September 30, 2001, with those for the three months ended September 30, 2000. The Company's financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

     Revenue. For the three months ended September 30, 2001, revenue was $231,800, 75.8% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $175,600. Consignment sales for the period were diminimus. Web hosting, advertising, and sponsorship revenues were approximately $56,000.

     The Company's 2001 third quarter revenues represent a decrease of $230,000 from the three-month period ended September 30, 2000, in which revenues were approximately $461,500. For the three month period ended September 30, 2000, sales of the Company's own product were approximately $441,500 and sales of items on consignment were approximately $133,400, of which the Company received approximately $20,000 as fees. For the 2000 quarter, sales of the Company's own product 76.8%, and sales of consignment merchandise represented 23.2% of gross sales, but, because the Company only receives a fee for sales on consignment sales, sales of the Company's own product represented 95.7%, and sales on consignment represented 4.3% of the Company's revenue. There were no web hosting, advertising, or sponsorship revenues during the quarter ended September 30, 2000.

     The reason for the $230,000 decrease in revenues was a combination of lower sales of Company-owned product of approximately $266,000 from the same period in 2000 and lower consignment fees, which decreased revenues by $20,000, offset by an increase of $56,000 in web hosting, advertising, and sponsorship revenues. Gross profit from Company-owned product sales for the three months ended September 30, 2001 was $38,700, representing an increase of $26,700 from the comparable quarter in 2000, in which gross profit from Company-owned product sales was $12,000. Gross margin percentages on Company-owned product were substantially higher primarily because of more selective purchasing.

     Operating Expenses. Total operating expenses for the three months ended September 30, 2001 were approximately $858,200, compared to $804,800 for the corresponding period in 2000. Sales, general and administrative ("SG&A") expenses for the three months ended September 30, 2001 were approximately $545,400, compared to $540,000 for the three months ended September 30, 2000. Administrative and non-technical payroll related costs increased by approximately $117,400 over the quarter ended September 30, 2000. Depreciation and amortization increased by approximately $235,700 due to intangible and tangible assets acquired principally in the transaction with CSEI. Professional fees decreased by $172,900, primarily attributable to a decrease in costs associated with the Company's ongoing litigation. Marketing and advertising costs decreased by approximately $45,200 from the three months ended September 30, 2000. Marketing expenses were primarily attributable to print and online marketing and advertising programs designed to create brand awareness for the Company's online sites. The Company continued to decrease its marketing expenses in an effort to conserve cash.

     Costs associated with planning, maintaining and operating the Company's websites for the three months ended September 30, 2001 increased approximately $48,000 from the corresponding period in 2000. This increase is due primarily to increases in consulting fees of $30,000 and depreciation of $41,500, offset by decreases in payroll and related costs of approximately $2,200, professional fees of approximately $10,700, and computer expenses of $23,000.

     Interest Expense. For the quarter ended September 30, 2001, the Company incurred interest charges of approximately $156,900 associated with the issuance of a $3,000,000 convertible note and warrants, and the loan payable to Augustine Fund L.P., compared to interest charges of $147,500 for the corresponding period in 2000.

     Net Loss. The Company realized a net loss for the three months ended September 30, 2001 of approximately $920,400, or ($.01) per share, as compared to a loss of $894,300, or ($.02) per share, for the three months September 30, 2000.

     Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Results of Operations for Nine Months Ended September 30, 2001

     The following discussion compares the Company's results of operations for the nine months ended September 30, 2001, with those for the nine months ended September 30, 2000. The Company's financial statements and notes thereto included elsewhere in this report contain detailed information that should be referred to in conjunction with the following discussion.

     Revenue. For the nine months ended September 30, 2001, revenue was $808,500, 86.7% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $685,700; gross sales on items on consignment were approximately $97,000, of which the Company received approximately $14,500 as fees for listing the merchandise. Sales of the Company's own product represented 77.0%, and sales of consignment merchandise represented 10.9%, of gross sales, but, because the Company only receive a fee for sales on consignment sales, sales of the Company's own product represented 84.8%, and sales on consignment represented 1.8%, of the Company's revenue. Web hosting, advertising, and sponsorship revenues were approximately $108,300.

     The Company's revenues for the nine months ending September 30, 2001 represent a decrease of $199,200 from the nine-month period ended September 30, 2000, in which revenue was approximately $1,007,700. For the nine month period ended September 30, 2000, sales of the Company's own product were approximately $948,100, and sales of items on consignment were approximately $397,200, of which the Company received approximately $59,600 as fees. For that period, sales of the Company's own product represented 70.5%, and sales of consignment merchandise represented 29.5%, of gross sales, but, because the Company only receives a fee for sales on consignment sales, sales of our own product represented 94.1% and sales on consignment represented 5.9% of the Company's revenue. There were no web hosting, advertising, or sponsorship revenues during the nine months ended September 30, 2000.

     The reason for the decrease in revenues was a combination of lower sales of Company-owned product of approximately $262,400 from the same period in 2000 and lower consignment fees, which decreased revenues by approximately $45,000, offset by an increase of approximately $107,000 in web hosting, advertising, and sponsorship revenues. Gross profit from Company-owned product sales for the nine months ended September 30, 2001 was $319,700, representing an increase of $162,000 from the comparable period in 2000, in which gross profit from Company-owned product sales was $157,700. Gross margin percentages on Company-owned product were substantially higher primarily because of higher quality product and more selective purchasing.

     Operating Expenses. Total operating expenses for the nine months ended September 30, 2001 were approximately $2,944,100, compared to $2,375,500 for the corresponding period in 2000. SG&A expenses for the nine months ended September 30, 2001 were approximately $2,254,900 compared to $1,762,800 for the nine months ended September 30, 2000. The decrease in SG&A costs includes a decrease in advertising by approximately $131,300. Marketing expenses were primarily attributable to print and online marketing and advertising programs designed to create brand awareness for the Company's online sites. The Company decreased its marketing expenses in an effort to conserve cash. The decrease is also attributable to a decrease in professional fees of $109,100, as compared to the nine-months ended September 30, 2000, due to lower litigation expenses. The Company also saw a decrease in rent of $42,100 due to the closing of the Company's Maryland office, as well, and a decrease in other costs of $189,500, over the nine-month period ended September 30, 2000. The decrease was offset by an increase of payroll and related costs of $192,600 over the nine-month period ended September 30, 2000. Depreciation and amortization increased by approximately $771,400 due to intangible and tangible assets acquired principally in the transaction with CSEI.

     Costs associated with planning, maintaining and operating the Company's websites for the nine months ended September 30, 2001 increased approximately $76,400 from the corresponding period in 2000. This increase is due primarily to increase in payroll and related costs of approximately $175,300 and depreciation of $69,900, offset by a decrease in computer expenses of approximately $102,000, and a decrease in professional fees of $45,700, and a decrease of consulting fees of $8,300.

     Interest Expense. For the nine months ended September 30, 2001, the Company incurred interest charges of approximately $450,700 associated with the issuance of a $3,000,000 convertible note and warrants, and the loan payable to Augustine Fund, L.P., compared to interest charges of $1,310,000 for the corresponding period in 2000.

     Net Loss. The Company realized a net loss for the nine months ended September 30, 2001 of approximately $2,950,400, or ($.05) per share, as compared to a loss of $3,414,000 or ($.07) per share, for the nine months ended September 30, 2000.

     Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Working Capital and Liquidity

     Cash and cash equivalents were $45,900 at September 30, 2001, compared to $831,600 at September 30, 2000. The strong cash position on September 30, 2000 was attributable to the fact that the Company had obtained the proceeds of the convertible note discussed below.

     On March 23, 2000 the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000, due March 31, 2002 to Augustine Fund, L.P. The note is convertible into common stock at a conversion price equal to the lesser of: (1) 110% of the lowest of the closing bid price for the common stock for the five trading days prior to March 23, 2000, or (2) 75% of the average of the closing bid price for the common stock for the five trading days immediately preceding the conversion date. Had Augustine Fund, L.P. converted the note on March 23, 2000, Augustine Fund, L.P. would have received $4,000,000 in aggregate value of the Company's common stock upon conversion. Because the debt was convertible at the date of issuance, the intrinsic value of the beneficial conversion feature of $1,000,000 has been charged to interest expense with an offsetting increase in additional paid in capital during the thee months ended March 31, 2000.

     In connection with the Agreement, the Company also issued warrants to Augustine Fund, L.P. and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is $2.70, 120% of the lowest of the closing bid prices for the common stock during the five trading days prior to the closing date. The warrants expire on March 31, 2005.

     In addition, the Company entered into a Registration Rights Agreement ("Registration Agreement"), whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) on or before October 25, 2000, covering the common stock to be issued upon the conversion of the convertible note and the stock purchase warrants. Because the Registration Statement was not declared effective by the SEC by December 15, 2000, the applicable conversion percentage decreased to 50% of the average market value of the stock. The Registration Agreement was modified, in May 2001, effective as of January 1, 2001, and again on July 15, 2001 and August 30, 2001, and contains a provision that fixed the conversion percentage at 73%. The Registration Statement became effective with the SEC on September 7, 2001. Finally, as consideration for the January 1, 2001 modifications, the Company agreed to grant a security interest in all of its assets as security for the Company's obligations under the Agreement.

     The Company's independent auditors have issued a going concern opinion on the Company's financial statements. Although the Company has begun to receive revenue from web hosting and advertising sales and has reduced costs by (i) eliminating personnel and expenses related to the auctions, (ii) closing the Maryland office, and (iii) eliminating the salary that was paid to Marc Stengel, management believes that presently the Company does not have sufficient cash to fund operations for the next 12 months. Based on the Company's current cash position, the Company currently needs an infusion of $1,200,000 of additional capital to fund its anticipated marketing costs and operating expenses over the next 12 months.

     On November 7, 2001, the Company issued another 8% convertible note to the holder of its prior convertible note in return for $1,000,000 in financing, of which $569,000 had been advanced as of September 30, 2001. The convertible note was issued on substantially the same terms as the original convertible note to Augustine Fund, L.P. The new funding will be used to fund the Company's operations for the next four months. Also on November 7, 2001, the Company issued a 6% convertible note in the amount of $1,000,000 to Leslie Rotman (the "Rotman Note"), as the sole stockholder of Rotman Collectibles, Inc., a Massachusetts corporation, upon the merger of Rotman Collectibles, Inc. into a subsidiary of the Company, for which the Company's subsidiary obtained a large collection of entertainment memorabilia. Management believes that sales from this collection will generate approximately $600,000 in the next 12 months. The Rotman Note also was issued on substantially the same terms as the original convertible note to Augustine Fund, L.P., except that the interest rate is 6% rather than 8%, and the base price at which the note may be converted into shares of common stock of the Company is 80% percent of the market price of the Company's common stock, rather than 73%, based on the average of the closing bid price for the common stock for the five trading days before the conversion date. Interest payments, payable in shares of common stock or cash, will begin March 31, 2002 for both notes. The new convertible notes are secured by the assets of the Company. The Company is also required to file a new registration statement with respect to the new convertible notes. If the registration statement is not declared effective within 240 days after the date of the convertible note, upon notice given by the holder of the note, the conversion price could drop to as low as 70% for the Rotman note, and 50% for the new Augustine Fund, L.P. note.

     The Company will require additional funding in the future, and there can be no assurances that the financing will be obtained, or if obtained, that funding will be obtained on reasonably acceptable terms.

     Although the Company can offer no assurances, in the long term, management believes that with the conclusion of its litigation, the effectiveness of the registration statement of Augustine Fund, L.P. as the holder of the first convertible note, and the additional funding, and upon the effectiveness of the registration statement for the new convertible notes, the Company is more likely to produce profits from its operations by the end of the fourth quarter 2002, as a result of its efforts in greatly decreasing expenses and increasing product and advertising sales. The Company does not expect to incur the same level of litigation costs in the long term that it has sustained in the past year. However, the Company's ability to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company's inability to successfully implement the Company's business and revenue model, the collectibles community not accepting the services the Company offers, higher costs than anticipated, the Company's inability to sell its products and services to a sufficient number of customers, the Company's failure to attract sufficient interest in and traffic to its sites, the Company's inability to complete development of its sites, the failure of the Company's operating systems, and the Company's inability to increase its revenues as rapidly as anticipated. If the Company is not profitable, it will not be able to continue its business operations.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Until October 23, 2001, the Company was involved in a dispute with Marc Stengel ("Stengel") and Hannah Kramer ("Kramer"), each of whom is a substantial shareholder of the Company, and with Whirl Wind Collaborative Design, Inc. ("Whirl Wind") and Silesky Marketing, Inc. ("Silesky"), two entities affiliated with Stengel. Stengel and Kramer are former directors of the Company. Stengel is also a former officer and employee.

     The Company sought rescission of the transactions pursuant to which Stengel and Kramer obtained their substantial stock interests in the Company, and sought damages against them for misrepresentations and omissions under the common law of fraud, the Maryland Securities Act and certain contractual warranties and representations (Maryland action). The Company also sought damages and remedies against Stengel for breach of his contractual duties as an employee of the Company and for misrepresentations he made to the Company while acting as an employee; these claims relate to businesses operated by Stengel in competition with the Company and using the Company's resources. The Company also sought to recover damages from Stengel and the two corporate defendants for conversion of certain of Company assets, resources and employee services, and for unjust enrichment. All defendants filed answers to the company's complaint. Stengel filed a counterclaim seeking damages against the Company for alleged interference with his ability to sell shares of the company's common stock. Whirl Wind filed a counterclaim against the Company for conversion of a small quantity of computer equipment alleged to be owned by Whirl Wind.

     Stengel commenced an action in the Delaware Chancery Court pursuant to
Section 225 of the Delaware General Corporation Law (the "Delaware 225 Action") that sought a determination from the Court that he was improperly removed as an officer and director of the Company, should be reinstated as such, and that Gregory Rotman and Richard Rotman be ordered to dismiss the Maryland action. The Company moved for summary judgment and asked that the Delaware 225 Action be dismissed. The Court issued a decision in which it granted the Company's motion for summary judgment and dismissed the Delaware 225 Action. Stengel appealed the Court of Chancery's decision to the Delaware Supreme Court where his appeal was denied.

     In October 2000, Stengel submitted to the Company a demand for advancement of certain expenses (including attorneys' fees) he allegedly incurred in connection with the Delaware 225 and the Maryland actions. The Company notified Stengel that the Board of Directors had denied his advancement request.

     Later in October 2000, Stengel filed a second action in the Delaware Court of Chancery that sought a determination that he was entitled, pursuant to the Company's Bylaws, to be advanced his expenses, including attorneys' fees, incurred by him in connection with the Delaware 225 and Maryland actions (the "Delaware 145 Action"). The Company and Stengel each moved for summary judgment in the Delaware 145 Action. The Court of Chancery granted the Company's motion for summary judgment and denied Stengel's motion. Stengel appealed this decision to the Delaware Supreme Court where his appeal was denied.

     In November 2000, the Company filed with the Maryland Court a Motion for a Preliminary Injunction that requested the Court to enjoin Stengel and Kramer from selling, attempting to sell, or otherwise disposing of their shares of the company's stock pending resolution of the merits of the Company's claim for rescission. Stengel filed an Opposition to the Company's Motion and filed a Motion that requested the Court to (i) order the Company to instruct its transfer agent to allow the sale of his restricted stock in compliance with Rule 144 and (ii) enjoin the Company from interfering with the sale of stock by Stengel in accordance with Rule 144. In March 2001, the Court (1) denied the Company's motion against Stengel and Kramer, (2) granted in part Stengel's motion enjoining the Company from interfering with any sale of stock by Stengel that complied with SEC Rule 144, (3) found that Stengel and Kramer were acting in concert in the disposition of their shares, and (4) denied Stengel and Kramer's motions to dismiss the Company's lawsuit against them.

     In October 2001 the Company and the defendants entered into a Settlement Agreement (Agreement). Under the Agreement, the parties dismissed, with prejudice, both the Maryland and Delaware Actions in exchange for mutual releases in connection with all acts or omissions prior to October 23, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) On February 5, 2001, June 22, 2001, and September 18, 2001, the Company issued 227,417, 392,752, and 2,572,957 shares of its common stock, par value $.001 per share, to the Augustine Fund, L.P. in payment of $60,000, $58,520, and $59,178, respectively, of interest due pursuant to the eight percent convertible note issued by the Company to the Augustine Fund, L.P. on March 23, 2000. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible note and the warrants issued in connection with the note for its own account. The issuance of the securities is exempt from registration under
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     In May 2001, the Company and Augustine Fund, L.P. entered into a Modification Agreement dated as of January 1, 2001, pursuant to which the parties agreed to (i) amend the first 8% convertible note to Augustine Fund, L.P. to establish the applicable conversion percentage of the convertible note at 73%, provided that the percentage shall decrease to 50% if the registration statement filed by the Company on behalf of the Augustine Fund, L.P. (the "Registration Statement") has not been declared effective by the SEC by July 15, 2001; and (ii) to amend the registration rights agreement between the parties to waive all liquidated damages for the period January 1, 2001 through July 15, 2001, provided that such liquidated damages shall begin to accrue again if the Registration Statement is not declared effective by July 15, 2001. As consideration for the January 1, 2001 modifications, the Company agreed to grant a security interest in all of its assets as security for the Company's obligations under the Agreement. The May 2001 amendment and a subsequent July 15, 2001 amendments were amended by an August 30, 2001 amendment, which extended the July 15, 2001 date to September 30, 2001. The Registration Statement was declared effective as of September 7, 2001.

     On November 7, 2001, the Company issued an 8% two-year convertible note with a principal amount of up to $1,000,000 pursuant to a Loan Agreement between the Company and Augustine Fund, L.P., with interest payments beginning on March 31, 2002. Augustine Fund, L.P., had previously committed to lending the Company $751,000. Of the principal amount, as of September 30, 2001, the Company had drawn $569,000. The new Augustine Note was issued on substantially the same terms as the note that the note that the Company issued to Augustine Fund, L.P. on March 23, 2000, including the same interest rate and registration requirements. The note is convertible into common stock at a conversion price equal to 73% of the average of the closing bid price for the common stock for the 5 trading days before the conversion date. The Company is obligated to file a registration statement under the Securities Act for the resale of the shares issuable upon conversion of the convertible note no later than 180 days after the date of the note. If the registration statement is not declared effective by the SEC within 240 days of the date of the note, upon the notice of Augustine Fund, L.P., the conversion price may drop to 50%. The note is secured by the assets of the Company.

     On November 7, 2001, the Company issued a 6% two-year convertible note with a principal amount of $1,000,000 to Leslie Rotman, pursuant to an Agreement and Plan of Merger, dated October 23, 2001, by and among the Company, Rotman Collectibles, Inc., a Massachusetts corporation, and Leslie Rotman, as the sole stockholder of Rotman Collectibles, Inc. Rotman Collectibles, Inc. is in the business of buying and selling movie posters. The note is subject to the exact material terms and conditions as the November 7, 2001 note to Augustine Fund, L.P., except that the note has a 6% interest rate, and the note is convertible into common stock at a conversion price equal to 80%, with a potential drop in the conversion price to 70% if the Company fails to timely register for resale the shares issuable upon conversion. The note is secured by the assets of the Company.

     The consideration paid was based upon an independent appraisal of the assets of Rotman Collectibles, Inc. consisting exclusively of movie posters. The Company will not assume any known liabilities of Rotman Collectibles, Inc.. Pursuant to the independent appraisal, the assets have a retail appraised value substantially higher than the principal amount of the note.

     The sole stockholder, director, and officer of Rotman Collectibles, Inc. is Leslie Rotman, who is the mother of Gregory Rotman, the Company's President, Chief Executive Officer, and a director of the Company, and Richard S. Rotman, the Company's Chief Financial Officer, Vice President, Secretary, and a director of the Company. The Company believes that the terms of the transaction with Leslie Rotman and Rotman Collectibles, Inc. are fair and reasonable to the Company and no less favorable than could have been obtained by an unaffiliated third party.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     4.1 Amendment to Modification Agreement dated as of August 30, 2001 between the Company and Augustine Fund, L.P. (Incorporated by reference to Exhibit 4.11 to Form SB-2 filed on August 30, 2001).

(b)  Reports on Form 8-K

     On October 31, 2001, the Company filed a Current Report on Form 8-K with respect to Items 5 and 7. The Current Report announced the execution of a Plan and Agreement of Merger, by and among Sales Online Direct, Inc., Rotman Collectibles, Inc., and Leslie Rotman, with respect to the merger of Rotman Collectibles, Inc. with and into a subsidiary of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001         SALES ONLINE DIRECT INC.

                                 /s/ Gregory Rotman
                                 -----------------------------------------------
                                 Gregory Rotman, President


                                 /s/ Richard Rotman
                                 -----------------------------------------------
                                 Richard  Rotman,   Chief  Financial   Officer,
                                 Vice President and Secretary