Form 10KSB
period 2001-12-31
SALES ONLINE DIRECT INC
filed 2002-04-01
CIK 1017655

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2001

                          Commission File No. 0-28720.

                            SALES ONLINE DIRECT, INC.
              (Exact name of small business issuer in its charter)

              Delaware                             73-1479833
   (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                4 Brussels Street, Worcester, Massachusetts 01610
                (Address of principal executive office)(Zip Code)

                                 (508) 753-0945
                 Issuer's Telephone Number, Including Area Code

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]      No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $971,802.

The aggregate market value of the shares of common stock of the registrant held by non-affiliates on March 1, 2002 was approximately $14,951,847 based upon the average over the counter sales price of $.17 per share on such date (See Item
5).

As of March 1, 2002, the issuer had outstanding 108,333,204 shares of its Common Stock, par value of $0.001, its only class of voting securities.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index.

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.     Description of Business.........................................  2
Item 2.     Description of Property......................................... 11
Item 3.     Legal Proceedings............................................... 12
Item 4.     Submission of Matters to a Vote of Security Holders............. 12

                               PART II

Item 5.     Market for Common Equity and Related Stockholder Matters........ 12
Item 6.     Management's Discussion and Analysis or Plan of Operation....... 12
Item 7.     Financial Statements............................................ 16
Item 8.     Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure............................. 16

                              PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act............... 16
Item 10.    Executive Compensation.......................................... 17
Item 11.    Security Ownership of Certain Beneficial
            Owners and Management........................................... 19
Item 12.    Certain Relationships and Related Transactions.................. 20
Item 13.    Exhibits and Reports on Form 8-K................................ 20

Signatures  ................................................................ 23

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB (including without limitation the Risk Factors included as Exhibit 99.1) may contain forward looking statements. We caution you to be aware of the speculative nature of "forward-looking statements". Statements that are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions, are intended to identify forward-looking statements. Although these statements reflect our good faith belief based on current expectations, estimates and projections about (among other things) the industry and the markets in which we operate, they are not guarantees of future performance.

     Whether actual results will conform to our expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the risks and uncertainties discussed in this Annual Report; general economic, market, or business conditions; the opportunities that may be presented to and pursued by us; competitive actions by other companies; changes in laws or regulations; and other circumstances, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by our Company in this Annual Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

                                     PART I

     Sales OnLine Direct, Inc. (the "Company") was incorporated in Delaware as Rose International Ltd. on August 9, 1995. As used in this Annual Report, unless the context otherwise requires, the term "Company" refers to Sales OnLine Direct, Inc., a Delaware corporation. The Company's main web address is located at www.paid.com, which offers updated information on various aspects of our operations, as well as access to our three primary collectibles sites: www.rotmanauction.com, www.collectingexchange.com, and www.collectingchannel.com. We also maintain a website called World Wide Collectors Digest ("WWCD") at www.wwcd.com, which provides sports information, listings of stadiums and arenas, live chat rooms and other sports-related information. The Company has one subsidiary, Rotman Collectibles, Inc. Information contained in the Company's websites shall not be deemed to be a part of this Annual Report. The Company's principal executive offices are located at 4 Brussels Street, Worcester, Massachusetts 01610, and the Company's telephone number is (508) 791-6710.

Item 1. Description of Business.

                                    BUSINESS

History of the Company

     After its formation on August 9, 1995 as Rose International Ltd., the Company acted primarily as a non-operating holding company overseeing the operations of its subsidiaries and joint ventures.

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

     On February 24, 1999, the Company sold its then existing business to Richard Singer, the former president of the Company and a principal beneficial owner of the common stock, in exchange for 8,000,000 shares of common stock, all of which were cancelled. On February 25, 1999, the Company purchased the outstanding common stock of Internet Auction, Inc., a Massachusetts corporation ("Internet Auction") principally from Gregory Rotman, Richard Rotman, Marc Stengel and Hannah Kramer, stockholders of Internet Auction. The purchase was in exchange for the issuance to the shareholders of Internet Auction of an aggregate of 37,368,912 unregistered shares, representing approximately 80%, of our common stock. At the time that the transaction was agreed upon by the then current management of the Company, the average price of the common stock was approximately $.28 per share, or a total value of approximately $10,463,295, assuming no discounts for the restricted nature of the stock. As a result of the transaction, Internet Auction became a wholly-owned subsidiary of Sales Online, the principal shareholders of Internet Auction owned approximately 80% of our issued and outstanding common stock, and the principal business of Sales Online became the business of Internet Auction. After the transaction, the Company changed its name to Sales Online Direct, Inc.

     In accordance with the transaction agreement, after the transaction, the Internet Auction shareholders were appointed to our Board of Directors, and the previously serving directors resigned from the Board.

     The following is a description of the Company's business after the transaction with Internet Auction and its evolution into its current business.

Our Business

     Our primary business is to maintain a collectibles portal, offering integrated information and services to the collectibles community, and to operate an online auction site that provides a full range of services to sellers and buyers. A portal is an Internet website that enables visitors to search for and visit other related sites, access related services and obtain relevant data. The collectibles industry includes every person that collects items that have either economic or sentimental value, such as antiques, sports and entertainment memorabilia, stamps, coins, figurines, dolls, collector plates, plush and die cast toys, cottage/village reproductions and other decorative or limited edition items that are intended for collecting and other memorabilia. Recently, we have begun to offer a suite of online management tools to other online sellers, and have expanded our online appraisal services.

     As of December 31, 2001, substantially all (89%) of our revenues are derived from our auction services, conducted through our Rotman Auction operation. Rotman Auction is an auction house that has provided a full range of services to sellers and buyers, including live online bidding of premier collectibles, authentication of merchandise, digital photography, fulfillment of orders and the purchase and sale of authentic memorabilia. Most of the auctions take place through eBay.com, a person-to-person auction service. Our auctions consist of sports and non-sports cards, collectibles, autographed items, movie memorabilia and more from the 1800's to the present day. This division also maintains a substantial inventory of memorabilia with popular and historical significance which allows customers to directly purchase the memorabilia without the competition from bidders in an auction format. Most of these sales are consummated through our website located at www.rotmanauction.com. We acquire inventory in the ordinary course of our business from a number of various companies and individuals and we generally turn around inventory on an average of 14 days after we have purchased it. We also may acquire inventory through acquisition of companies that own collectibles, or through the acquisition of substantially all the assets of a company that holds collectibles. Merchandise is also auctioned by Rotman Auction under consignment-type arrangements with the public where we receive a 20% fee that is paid to us from the final sale of the merchandise. Of the revenues generated by our Rotman Auction operations, approximately 98% are derived from sales of our own inventory and approximately 2% are derived from sales of merchandise under consignment.

     In 2001, we began to increase our autograph signing activities under the "Rotman Auction" name. The autograph signings occur at public and private autograph signing events. We contract and pay the celebrities for their services and supplying products for the event. We hosted celebrities such as Adam Viniateri, Troy Brown, Johnny Damon,

Ray Bourque, Pete Rose, Paul Pierce, Trot Nixon, Brian Daubach, Sergei Samsonov, Joe Thornton, Byron Dafoe, Derek Lowe, WWF's Chyna, Carl Everett, Shea Hillenbrand and Alfonso Soriano.

     Immediately following the transaction with Internet Auction, our mission was to offer a branded network of comprehensive shopping services to buyers and sellers of collectibles. Originally, this was accomplished through our four main business divisions: Rotman Auction, World Wide Collectors Digest (web design, web hosting and sports and collectibles information), Internet Auction (an online person-to-person auction site), and Internet Collectibles (a wholesale and retail collectibles business that maintained a substantial inventory of memorabilia). Later, we streamlined our operations, clarified our business model and focused on the creation of a multi-faceted internet collectibles marketplace. As a result, the inventory from Internet Collectibles was consolidated into our Rotman Auction operation, and, because of intense competition in the person-to-person auction market, we eventually eliminated this form of auction service provided by the Internet Auction division.

     To create a comprehensive Internet collectibles community, in January 2000 we launched a collectibles portal under the name Collecting Exchange. The Collecting Exchange contains a search engine devoted specifically to collecting, memorabilia, antiques, collectibles and other information and services. The portal searches and collects information from every collectible site on the Internet and stores it in the site's database. The Collecting Exchange also contains dealer and storefront databases, stadiums and arenas information, sports events and dates, and other services and information of interest to the collecting industry. In February 2000, we launched the resource area, a place for consumers to locate websites on experts, museums, insurance, appraisers, galleries, and dealers. With the installation of the resource area, we had completed the first phase of the Collecting Exchange.

     In November 2000, we acquired certain assets of ChannelSpace Entertainment, Inc., a Virginia corporation ("CSEI") and Discribe, Ltd., ("Discribe") a Canadian corporation wholly owned by CSEI. CSEI and Discribe are Internet content providers and producers of affinity portals, including the CollectingChannel.com and the CelticChannel.com websites. The CollectingChannel.com is an online and broadcast destination targeting consumers, dealers and manufacturers in the collecting marketplace. When we refer to "online and broadcast destinations," consumers or viewers will be coming to the CollectingChannel.com to view the 19,000 minutes of video archives that we acquired. Therefore, the Collecting Channel is not only an online destination for content such as articles and news, but also a broadcast destination to view video archives. Currently, visitors can view some video on the CollectingChannel.com, but they do not have complete access to the full video archive library yet.

     The Collecting Channel features extensive coverage of all aspects of collecting from its eight micro-channels devoted to Antiques, Entertainment, Jewelry/Gems, Stamps/Coins, Collectibles, Glass/Pottery, Toys/Dolls and Sports. By combining information from the Collecting Exchange with the Collecting Channel portal, we have created a comprehensive collectibles site, offering services such as web searching, broadcast services, appraisal and valuation information, auction site sign-ins, price guides, shopping and classified ads. The CollectingChannel has approximately 15,000 articles, 6,000 minutes of video, and 150,000 items in the realized pricing database archived in various collecting databases and available on the website. We paid for the acquired assets with 7,350,000 unregistered shares of our common stock, valued at $4,648,996, and $300,000 worth of our common stock which was to be registered. In February 2002, the Company and CSEI settled claims made by the Company that several assets that CSEI sold to us did not have clear title. As part of the settlement, the Company received a call option to purchase 2,283,565 shares of its common stock at a price of $.001 per share which may be assigned or exercised anytime after April 14, 2002, and the Company is no longer required to issue and register the $300,000 worth of its shares. Also as part of the settlement, the Company obtained clear title to the assets.

     Our new combined collectibles marketplace has now evolved into a "collectibles community," which was introduced at the end of 2000. Through this community, we make available to visitors a number of service and amenities consisting primarily of (1) the collectibles portal, (2) online appraisal services and (3) a research center.

     In November 2001, we acquired Rotman Collectibles, Inc., and merged it into a company subsidiary. Rotman Collectibles was in the business of buying and selling movie posters dated generally from the early 1940s through the early 1970s. As payment for the business of Rotman Collectibles, we issued a $1,000,000 convertible note to Leslie Rotman, the sole stockholder of Rotman Collectibles. The note was secured by a portion of our assets.

The purchase price was based upon an independent appraisal of the assets of Rotman Collectibles, consisting exclusively of the movie posters. We did not assume any known substantial liabilities of Rotman Collectibles. Pursuant to the independent appraisal, the assets have an appraised value at retail substantially higher than the principal amount of the note. During January 2002, the note was converted into 23,916,378 shares of common stock of the Company. The Company is required to file a Registration Statement with respect to the shares. We expect that these movie posters will be sold at auction on eBay.com and through Rotman Auction's storefront.

     Portal. Visitors to the Company's website at "www.collectingchannel.com" are able to use the collectibles portal as a source for obtaining collectibles information to help them make informed decisions about price, authenticity and trading sites. The site is also intended to provide users with a comprehensive, one-stop shopping collectible experience, linking top collectible sites to buyers and sellers around the world to facilitate the purchase and sale of collectibles. We believe that as a result, our site not only meets the needs of the collector, but also the needs of dealers and manufacturers.

     Appraisal Services. As part of the services we make available on our site, we also offer a completely interactive and dynamic appraisal service called "Ask the Appraiser"(TM) to our customers, either directly or through a partner referral system. The appraisal area permits visitors to send us an image in order to obtain an online appraisal of their item for a fee of $19.95 per appraisal. This service enables visitors to make informed decisions regarding their purchases, and helps sellers define the prices for their goods.

     AuctionInc. Software Suite; Website Design. AuctionInc. is a suite of online management tools assisting businesses with e-commerce storefronts, order processing, customer service, shipping solutions, inventory management, and auction processing. The application was designed originally to reduce overhead costs for Rotman Auction, but, based on its marketability, the Company is now beginning to sell the application to other sellers. A seller's use of the application reduces overhead and labor costs, and though its customer-friendly setup, improves customer relations and increases sales.

     AIship is a shipping calculator that automatically estimates the shipping, sales tax, and insurance on auction listings. This module automatically calculates shipping costs, carrier insurance fees, optional shipping services, and offers an adjustable shipping fee markup, and co-branded shipping calculator page. It pre-configures shipping rates with handling costs, and provides a multiple auctions tab to calculate shipping on numerous auctions.

     AIseller is an auction management tool used to streamline a seller's order processing for improved customer service and higher sales. This module is designed for sellers who are selling more than 50 items per month at online auctions. It offers summary and detail order and sales reporting, auction/sales tracking by employee or lister, automated personalized e-mail notifications, auction re-listing reports, a complete integrated order management system, a customer checkout system, as well as automatic shipping rates and sales taxes calculations for consolidating multiple auctions.

     AIshop integrates a storefront system into the AI suite so that you get a plethora of features with limited time and configuration. It also works directly with the other modules, and each component can be added at any time by choosing that option. This module offers a complete list of storefront and inventory management tools to make selling online easier. This component includes intelligent e-mail notifications (bulk and individual), flexible order processing, inventory management, inventory bulk import/export, multi-level categorization, customer management, automated personalized e-mail notifications, shipping manifest integration, delivery tracking, an intelligent search feature, and a secure site using SSL.

     The AI product line also offers a more robust and personalized storefront system, AIcommerce, which is for smaller companies looking to distinguish themselves from the rest of the "cookie cutter" style storefront systems. This is a fully customized website that includes most of the features offered in the other modules with other special programming and design.

     Sellers may access the Company to purchase any and all of our tools or applications for a flat fee and/or per-transaction fee depending on the module chosen. In the future, the Company expects to add more features and modules to the suite to enable it to grow with sellers and continue to provide them superior online selling tools.

     We also design, host and maintain client websites primarily in the sports and collectibles industry. Our software allows clients to operate online stores, set prices and sell directly to online shoppers. We charge a fixed monthly fee for our web hosting services. For consulting services, our customers are billed monthly at an hourly rate based on the number of hours of service performed for the customer.

     Research Center. Our research center located on the CollectingChannel.com enables users to obtain historical pricing information, view actual images, access experts on authentication and visit websites regarding the collectibles articles they are researching. The site allows a visitor to validate that a particular collectible item exists, and provide access to services that can authenticate that the item is genuine. As a means of preventing the purchases of fraudulently sold items, we have designed the research center to provide visitors with the research tools to complete transactions based on the most accurate, verified material available. Further, to the extent that the user desires to validate the authenticity of that particular item, we offer the "Ask the Appraiser"(TM) service. Authenticity can also be determined by searching dealer sites for similar items or communicating directly with dealers regarding the origin, price, and history of an item. Finally, by enabling the user to verify prices of that item or other similar items, the user is able to obtain information necessary to strike a realistic bargain.

     Other Amenities. The CollectingChannel.com website also includes a shopping area (cMart), which currently lists approximately 1,000 items for sale, and other amenities such as chat rooms, message boards, a classified posting area, and an information area regarding auctions. The My Collecting(TM) area of the website enables users to create and customize their own collecting pages, with personalized news, video, chat capability, wish lists and access to an extensive database of reference materials. The website also includes MaloneysOnline, a clearinghouse for hard to find information that contains the searchable Internet version of the book Maloney's Antiques and Collectibles Resource Directory.

     In the past year we have made significant improvements to our websites by optimizing our own proprietary software to permit the search engine to obtain faster results with greater accuracy. By the end of 2002, plan to update our video archives to include all old videos. Our users were not very receptive to our beta test of the charting of historical data. The Company seeks a new alternative to have in place by the end of 2002.

     As set forth above, we currently generate substantially all (89%) of our revenues from Rotman Auction. Since the second quarter of 2001, we began generating some revenue from website hosting and the appraisal services on the CollectingChannel.com. As our structure evolves and our site becomes more popular and attracts more visitors, we expect that our revenue model will change, with increased revenues from web hosting and appraisal services, as well as earning revenue from banner advertising, product listings in our shopping area and charging membership fees for using certain aspect of the Collecting Channel. See "Business Strategy," page 7.

     Our main web address is located at www.paid.com, which offers updated information on various aspects of our operations, as well as access to our three primary collectibles sites: www.rotmanauction.com, and www.collectingexchange.com and www.collectingchannel.com. We also maintain a website called World Wide Collectors Digest ("WWCD") at www.wwcd.com, which provides sports information, listings of stadiums and arenas, message boards and other sports-related information.

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

Growth of the Collectibles and Online Auction Industries

     Sales Online serves both the collectibles and online auction industries. Collectibles Industry Report, 2001 published by Unity Marketing, a collectible industry market research firm, reported that the total household market of collectors grew to 42.9 million collectors in 2000, up from 40 million in 1999 and 37 million in 1998. In the 2000 publication of How Collectors Are Using the Internet, Unity Marketing revealed that, in 1999, 17.5 million American collectors used the Internet, an increase of 75% from the 10 million who had used it by the end of 1998. At that time, Unity Marketing expected that the number of collectors who use the Internet to increase by 50% by year-end 2001. Unity Marketing estimated that women between the ages of 35 and 64, with a median age of 51, encompass the majority of collectors. This group is projected by the U.S. Census Bureau to grow approximately 12% from 1998 to 2005. Unity Marketing expected that growth in the collectibles industry will be driven by the increased number of middle-aged female collectors and higher spending habits of the baby boom generation. The new demographics have also created a shift in interest from traditional collectibles to products that meet the demands of this generation of collectors. Collectibles Industry Report, 2001 reports that one of the largest categories of collectibles, figurines, continues to experience a significant drop in sales. This decrease in sales suggests that collectors are satisfying their collecting passion with other type of collectibles.

     The online auction industry continues to be a strong and permanent player in e-commerce. Online auctions resolve the weaknesses of traditional auctions (i.e. limited geographical coverage, a dearth of product variety, high transaction costs and information inefficiency). The Internet overcomes these issues because it can handle large quantities of data and support an infinite number of products and services. It also allows buyers and sellers to trade on a global basis.

Business Strategy

     We believe that the collectibles market will continue to grow as a result of increased nostalgia for memorabilia, the desirability of owning collectibles and investor confidence that collectibles will appreciate in value. It is our view that this growth in the Internet collectibles market is dependent upon the availability of reliable authentication and grading services, authoritative information necessary to value collectibles and trading forums or venues that enable buyers and sellers of collectibles to maximize the value of their collectibles. We have therefore designed our CollectingChannel website to accommodate these concerns for collectors and auction participants. However, in order for collectors to have sellers to buy from, we have introduced the AuctionInc. software suite of online tools to assist sellers. The success and growth of these directives is based on the accomplishments and progress experienced by Rotman Auction from the use of both these web properties.

     Our goal is to provide the tools needed to assist sellers to streamline their business and offer the best resources for the collectors to make informed decisions by implementing the following business strategy:

     o Continue auction sales on eBay for the Rotman Auction division which provides higher profit margins by reducing the costs of producing and mailing catalogs and advertising for our own auctions. Items we sell through eBay have a much quicker turnaround time than those sold through our catalog auctions, and because the eBay sales are highly automated, the sales require less personnel to complete the sale;

     o Increase the number of autograph signing events per calendar quarter while also increasing the quality of the celebrities;

     o Begin sales and generate revenue from the AuctionInc. software suite through both print and online advertising and promotions;

     o Increase the volume of our online appraisals through high profile partnerships and through more effective and efficient advertising and promotions;

     o Sell banner advertising on the CollectingChannel.com by charging a fee for every thousand clicks per banner, with the fee varying depending on the placement of the banner (i.e., a banner on our site's homepage would cost more per 1000 hits than a banner placed throughout the site);

     o Increase our web hosting services, charging a one time set up fee plus monthly maintenance fees, and an hourly fee for any design or feature enhancements we make;

     o Impose annual fees for dealers and stores listing products on our shopping area;

     o As the number of visitors to our site increases, impose monthly/annual membership fees;

     o As we evolve into a membership-based site, we intend to provide unlimited search capability and access to our realized price guides to our members only. While visitors will still be permitted limited use of our research center, extensive searches and comprehensive pricing data will be available only to those who pay our monthly/annual membership fees. For example, we may permit visitors to search data that covers only the past 30 days; however, if a visitor wanted to obtain further historical pricing information, he or she would have to join the site and pay the membership fee to access this data. We hope to begin charging membership fees in 2002. We believe that our current number of unique visitors to the site represents approximately 25% of the number of visitors we will need to begin charging membership fees.

     We expect that the above approach will provide us with the ability to continue to produce revenues through our Rotman Auction operations while we begin growing our business through the Collecting Channel site. This will also provide sufficient time for our website enhancements. During this research and development period, we expect to implement an innovative marketing and sales campaign. This campaign will focus on building our advertising and sponsorship base as well as implementing a more traditional media buying strategy.

     The business strategy described above is intended to enhance our opportunities in the collectibles market. However, there are a number of factors that may impact our plans and inhibit our success. See "Risk Factors" included as Exhibit 99.1. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Marketing and Sales

     The success of the Collecting Channel is contingent upon the visibility it will receive on the Internet and the revenues generated by advertising and services. Successful branding of our corporate identity and services is the key to our success.

     Our marketing has been designed to position the Company as the premier collectibles site on the Internet. We target both traditional collectors as well as the new generation of collectors (as previously described in "Industry Background"). We target dealers, licensors, licensees, distributors and others to host collectible pavilions and other e-commerce sites and storefronts.

     Marketing Internet companies is a relatively new phenomenon. Whereas earlier Internet advertising was mostly accomplished through banner advertising, the industry is now marketing websites through a combination of online advertising and more traditional media and direct mail advertisement. We have adopted this approach in our marketing campaign.

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

     Although we believe that this marketing strategy will attract more users to our site, we have no commitments that our marketing will be successful or our sales will increase. There are a number of factors that may impact our plans and inhibit our success. See "Risk Factors" described in Exhibit 99.1. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Revenue Sources

     Following the transaction with Internet Auction on February 25, 1999, we primarily generated revenue from sales of our purchased inventory and from fees and commissions on sales of merchandise under consignment arrangements. We charge a 15% to 20% fee for listing items on consignment. Currently, 89% of our revenues are derived from our Rotman Auction operations. We also generate revenue from web hosting, advertising, and sponsorship of websites. Of these revenues, approximately 86% are attributable to sales of our purchased inventory, 2% are attributable to fees and commissions generated on sales of merchandise under consignment, and 12% from web hosting, advertising and sponsorship of websites. However, we anticipate that future sources of revenue generation will include sales from AuctionInc., "Ask the Appraiser"TM and advertising revenue and service revenue, particularly through the sale of pavilion spots and referral links. Pavilion spots are company sponsorships that we will sell. These sponsorships give companies exclusive storefront rights for their collectible category. For example, if a music company were to purchase a pavilion, it would host the only area on collectingchannel.com dealing with music and music videos. In this pavilion, visitors would be able to research the history of these items, the historical pricing of these collectibles, read articles and communicate with experts on authentication. Visitors would also be provided with referral links to the music company and other sites for purchase of merchandise.

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

     In terms of services, we currently provide web hosting and online appraisal services. To date, we have generated minimal revenues from these services, but we expect that once we launch Aiship and create awareness of the AuctionInc. product line, increase our advertising and marketing efforts, and once we enter into partnerships for referrals of our appraisal services, we will generate revenue and we may attract more visitors that will utilize these services on our site. As discussed in "Business Strategy," page 7 we also expect to derive revenues from membership fees charged for accessing certain aspects of the Collecting Channel and fees from stores listing merchandise in our shopping area. In addition to web hosting, we expect to increase revenues through the development and design of third party websites. We have an interactive services agreement with AOL Canada pursuant to which we handle the content and maintenance of the website www.tartans.com (AOL keyword: clans) and we are trying to capitalize on that agreement by promoting our products and services on www.tartans.com by selling advertising space and company-owned product.

     We also have an agreement with Krause Publications, pursuant to which Krause Publications prints Maloney's Antiques and Collectibles Resource Directory and we receive a percentage of the sales revenues from the book sales. We own "www.MaloneysOnline.com," a clearinghouse for hard to find information that contains the searchable Internet version of the resource directory.

     Although we expect that this revenue model will generate increased revenue, if we are not successful in implementing this model, if the collectibles community is not accepting of the services we provide, if costs are higher than anticipated, or if revenues do not increase as rapidly as anticipated, we may not be able to achieve positive cash flow. There are a number of factors that may impact our plans and inhibit our success. See "Risk Factors" included as
Exhibit 99.1. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Competition

     The electronic commerce market is new, rapidly evolving and intensely competitive. Furthermore, we expect competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. Our Rotman Auction operation competes with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include: (i) various Internet collectible companies, Collectors Universe, Shop at Home and Tri-Star Productions; (ii) a number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce, including Internet Shopping Network and AOL, Shopping.com; and (iii) a variety of other companies that offer merchandise similar to that of our Company but through physical auctions.

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

     Since the launch of the collectingexchange.com website in January of 2000 we have been building a micro-portal, which is a portal specific to a particular subject. As a micro-portal we are specific to the collecting industry. By acquiring the assets of CSEI and Discribe, we believe we have created an extremely comprehensive and informative website for collecting on the Internet and have eliminated a strong source of competition as a search engine. However, our Rotman Auction operations will still continue to face the competition discussed above. As our model evolves and revenues increase from our other services provided on the Collecting Channel, we intend to decrease our reliance on Rotman Auction for revenues. Additionally, we have reduced the number of auctions hosted by Rotman Auction, limiting them to significant dates or events, and sell more inventory on other auction sites so we are not directly competing with those companies in the industry that are utilizing our Collecting Channel services.

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

Intellectual Property

     Our web hosting, AuctionInc. software suite, and research center software programs are proprietary. We do not have any patents for our designs or innovations and we may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology. To protect our interest in our intellectual property, we restrict access by others to our proprietary software.

     We believe that our products and other proprietary rights do not infringe on the proprietary rights of third parties. However, we are a recent entrant in the sale of merchandise on the Internet, and there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products or other works of ours. This assertion may require us to enter into royalty arrangements or result in costly litigation.

     We are also dependent upon existing technology related to our operations that we license from third parties. When we acquired the assets of the Collecting Channel we were granted two perpetual licenses for the proprietary software eCMS and we acquired the source codes for the software. eCMS is the content management system primarily used by www.collectingchannel.com. We rely on encryption and authentication technology licensed from VeriSign through an online user agreement to provide the security and authentication necessary to effect secure transmission of confidential information.

     We cannot make any assurances that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms. Our inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing our proprietary software enhancements and new developments until equivalent technology could be identified, licensed or developed and integrated. Any of these delays would materially adversely affect our business, results of operations and financial condition.

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

Research and Development

     Over the past 2 years we invested approximately $20,000 into the Collecting Exchange web site for design, graphics, labor and various software components. We licensed Shopzone, an e-commerce software system, for $30,000 that will allow our merchant customers to create and manage their own storefront on the web. An additional $10,000 was paid to Breakthrough for the source code. We spent $200,000 to design and install a highly scalable, reliable and secure network/communications infrastructure to sustain our anticipated web traffic going forward. Other labor and consulting fees amounted to $250,000 for system security and integrity.

     We invested $250,000 into the Collectingchannel.com website to improve and enhance the current platform. We also spent $100,000 on the Ask the AppraiserTM which is a module of the collectingchannel.com and we spent $20,000 on infrastructure and equipment to improve performance and handle increased traffic. The AuctionInc. product line is built on open-source technology, PHP. We have invested thousands of hours coding the new software platform for launch the end of the first quarter of 2002. We spent approximately $750,000 in labor and $20,000 on equipment, building the AuctionInc. software. We spent $150,000 on improving the order-processing system for Rotman Auction in labor and $50,000 on accounting software.

Employees

     We currently employ 24 full-time personnel. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

Item 2. Description of Properties.

     Our corporate headquarters are located at 4 Brussels Street, Worcester, Massachusetts 01610. Currently, we are tenants-at-will, but we are not required to pay rent on the Brussels Street, Worcester location. In July, 1999, we leased a second office located at 100 Painters Mill Road in Owings Mills, Maryland 21117 under a five year lease with a monthly rent of $7,494.67. In June 2000, we moved the operations in the Maryland office to our corporate headquarters in Worcester, Massachusetts. In December 2000, we vacated the premises and attempted to release that space. We received a notice of eviction in February 2001 for non-payment of rent. On November 26, we were served with a Writ of Summons for $95,272.12, plus 15% attorneys' fees and $4,763.60 in interest, for failure to pay rent. We have recorded a potential liability of $100,000 in connection with any future charges associated with the lease.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     On November 19, 2001, the Company mailed a consent solicitation statement to its stockholders with respect to an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 350,000,000. The consent solicitation was completed on December 20, 2001. Holders representing 58,098,263 shares of common stock of the Company (77.38% of all outstanding shares) voted in favor of the amendment; holders representing 99,398 shares of common stock of the Company (.13%) voted against the Amendment; and holders representing 3,300 shares of common stock of the Company abstained from voting. The charter amendment was filed in Delaware and declared effective on January 4, 2002.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Our common stock, par value $.001 per share, began trading on August 11, 1995 and is presently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol, "PAID".

     The following table sets forth the high and low bid prices for our common stock as reported by OTCBB for the eight quarters ended December 31, 2001. The quotations from the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

     2000                                     High          Low
                                             ------        ------
     Quarter ended March 31, 2000            $2.406        $2.188
     Quarter ended June 30, 2000             $ .688        $ .625
     Quarter ended September 30, 2000        $ .375        $ .375
     Quarter ended December 31, 2000         $ .270        $ .220

     2000                                     High          Low
                                             ------        ------
     Quarter ended March 31, 2001            $ .220        $ .190
     Quarter ended June 30, 2001             $ .033        $ .029
     Quarter ended September 30, 2001        $ .013        $ .012
     Quarter ended December 31, 2001         $ .050        $ .033

     As of March 1, 2002, there were approximately 223 holders of record of our common stock.

     We have not previously paid cash dividends on our common stock, and intend to utilize current resources to expand the business; thus, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB contain detailed information that should be referred to in conjunction with the following discussion.

Overview

     Our primary business, based on our revenues, is the purchase and sale of collectibles and memorabilia. We operate an online auction site that provides a full range of services to sellers and buyers, and maintain multiple collectibles portals, offering integrated information and services to the collectibles community. The collectibles industry includes every person that collects items having either economic or sentimental value, such as antiques, sports and entertainment memorabilia, stamps, coins, figurines, dolls, collector plates, plush and die cast toys, cottage/village reproductions and other decorative or limited edition items that are intended for collecting and other memorabilia. A portal is an Internet website that enables visitors to search for, and visit, other related sites, access related services, and obtain relevant data. Over the past two years, we have been working on the development and technology of building portals. Our main focus was portal development in our own industry of collectibles; to that end, we acquired assets from ChannelSpace Entertainment, Inc. ("CSEI") that include the website www.CollectingChannel.com, and we acquired Rotman Collectibles, Inc. We plan to converge our multiple sites into one integrated site in 2002. We also plan to build other portals, some that will charge fees to access their services, and others to leverage company-owned technology and websites. In 2001, we developed "AuctionInc.," a suite of online management tools. We also began to sponsor more autograph signing events in 2001. In the first quarter of 2002, we began to offer "AuctionInc." to other online sellers, and we expanded our online appraisal services.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

Inventory: Inventory is stated at the lower of average cost or market on a first-in, first-out method. On a periodic basis we review inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, we establish reserves based upon our experience and management's assessment of current product demand.

Property and Equipment and Other Intangible Assets: Property and equipment and other intangible assets are stated at cost. Depreciation and amortization are computed over estimated useful lives that are reviewed periodically. In connection with this review we consider changes in the economic environment, technological advances, and management's assessment of future revenue potential.

Results of Operations

     The following discussion compares our results of operations for the year ended December 31, 2001, with those for the year ended December 31, 2000.

     Revenues. For the year ended December 31, 2001 revenues were approximately $972,000, 88% of which is attributable to sales of our own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of our own product were approximately $837,000; gross sales of items on consignment totaled approximately $97,000. Sales of our own product represented 79%, and sales of consignment merchandise represented 9% of gross sales, but, because we only receive a fee for sales on consignment, sales of our own product represented 86% and sales on consignment represented 2% of our revenues. Web hosting, advertising, and sponsorship revenues were approximately $119,000, representing 12% of our revenues.

     Our 2001 revenues reflect a decrease of approximately $326,000 or 25% from the year ended December 31, 2001, in which revenues were $1,298,000. For the year ended December 31, 2000, sales of our own product were approximately $1,213,000 and sales of items on consignment were approximately $564,000. For that year, sales of our own product represented 68% and sales of consignment merchandise represented 32% of all sales, but sales of our own product represented 93% and sales on consignment represented 7% of our revenues. There were no web hosting, advertising, or sponsorship revenues for the year ended December 31, 2000. The primary reason for the decrease in revenues was a combination of lower sales of our Company owned product of approximately $376,000, lower consignment sales of $467,000, from which we receive only a 15% to 20% fee, or $70,000, offset by an increase in web hosting, advertising and sponsorship revenues of $119,000.

     Gross profit from Company-owned product sales for the year ended December 31, 2001 was $161,000, which represents an increase of $336,000 from the year ended December 31, 2000, which had a gross loss from Company-owned product sales of $175,000. The Company generated commissions on consignment sales of $15,000 for the year ended December 31, 2001, compared to $85,000 in commissions on consignment sales for the year ended December 31, 2000. The Company earned $119,000 in web hosting, advertising, and sponsorship revenues for the year ended December 31, 2001. There were no web hosting, advertising, and sponsorship revenues for the prior year.

     The Company's total gross profit was $294,000 for the year ended December 31, 2001, compared to a gross loss of $91,000 for the year ended December 31, 2000, an increase of $384,000. The increase in gross profit is a result of higher quality product and more selective purchasing, as well as revenues generated from web hosting, advertising, and sponsorships.

     The Company has continued to enhance its web properties, which it has done gradually over time to minimize the need for capital investment. The Company's revenues continued to be derived primarily from Rotman Auction.

     Operating Expenses. Total operating expenses for the year ended December 31, 2001 were approximately $3,785,000, compared to $3,849,000 for the corresponding period in 2000.

     Sales, general and administrative ("SG&A") expenses for the year ended December 31, 2001 were approximately $2,909,000, compared to $3,064,000 for the year ended December 31, 2000. Administrative and non-technical payroll related costs increased by $33,000 over the year ended December 31, 2000. Depreciation and amortization increased by $801,000 principally due to the tangible and intangible assets acquired in the transaction with CSEI. Professional fees decreased by $333,000, primarily attributable to a decrease in costs associated with the Company's ongoing litigation. Marketing and advertising costs, primarily attributable to print and online marketing and advertising programs designed to create brand awareness for the Company's online sites, decreased by approximately $185,000. The Company continued to decrease its marketing expenses in an effort to conserve cash.

Other SG&A expenses decreased by $382,000 principally due to lower lease termination costs, travel related to litigation, and bad debts. The Company received a commitment to an additional $1 million of financing from Augustine Fund, L.P. This additional financing will enable the Company to increase our marketing and advertising activities to attract more visitors to its websites. See "Working Capital and Liquidity".

     Costs associated with planning, maintaining and operating the Company's websites for the year ended December 31, 2001 increased approximately $91,000 from the year ended December 31, 2000. This increase is due primarily to increases in payroll of $273,000, consulting fees of $22,000, and depreciation of $66,000, offset by decreases in computer expenses of $141,000 and professional fees of $115,000. During 2001, the Company outsourced less of this work than it did during 2000.

     Interest expense. For the year ended December 31, 2001 the Company incurred $900,000 in interest expense, including $588,000 associated with the issuance of a $3,000,000 convertible note and warrants, and $296,000 associated with two $1,000,000 convertible notes. For the year ended December 31, 2000, the Company incurred $1,597,000 in interest expense charges associated with the $3,000,000 convertible note and warrants. See "Working Capital and Liquidity" below.

     Net Loss. The Company realized a loss for the year ended December 30, 2001 of $4,358,000, or ($.07) per share, compared to $5,493,000, or ($.11) per share for the year ended December 31, 2000.

     Inflation. The Company believes that inflation has not had a material effect of its results of operations.

Assets

     At December 31, 2001, total assets of the Company were $5,584,000 compared to $6,494,000 at December 31, 2000. The decrease was primarily due to depreciation and amortization totaling $1,421,000 and the settlement of the CSEI dispute of $300,000 (see Note 1 to the consolidated financial statements), offset by an increase in inventory of $775,000. In November 2001, the Company acquired $1,015,000 of inventory as part of the Rotman Collectibles acquisition. In November 2000, the Company acquired the CSEI assets, consisting principally of software licenses, a video library, a library of articles, a user list, Domain names, furniture, and fixtures and equipment. These assets are carried in "Property and equipment" and "Other intangible assets" in the accompanying consolidated financial statements at values determined by an independent valuation. Management believes that the main components of the acquisition that will help generate revenues in the future are the web properties (www.collectingchannel.com, www.tartans.com (AOL keyword `clan'), www.maloneysonline.com) and the Maloney's book. Most significantly, management places significant value in the licenses to the electronic content management software (ECMS) and source-code the company acquired.

Working Capital and Liquidity

     Cash and cash equivalents were $48,000 at December 31, 2001, compared to $103,000 at December 31, 2000. The Company had $97,000 of working capital at December 31, 2001, compared to a deficit in working capital of $491,000 at December 31, 2000.

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

         In addition, the Company entered into a Registration Rights Agreement ("Registration Agreement"), whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) on or before October 25, 2000, covering the common stock to be issued upon the conversion of the convertible note and the stock purchase warrants. Because the Registration Statement was not declared effective by the SEC by December 15, 2000, the applicable conversion percentage decreased to 50%. The Registration Agreement was modified, in May 2001, effective as of January 1, 2001, and again on July 15, 2001 and August 30, 2001, and contains a provision that fixed the conversion percentage at 73%. The Registration Statement became effective with the SEC on September 7, 2001. Finally, as consideration for the January 1, 2001 modifications, the Company granted a security interest in all of its assets as security for the Company's obligations under the $3,000,000 convertible note. Under the terms of the $3,000,000 note, the note must be paid in full by March 31, 2002. However, on March 24, 2002, the Company and Augustine Fund, L.P. executed a letter of understanding to forbear the note for up to 1 year. The note will bear no interest, and the note will no longer be secured by the assets of the Company. Augustine Fund, L.P. is also restricted with respect to trading and conversions.

     On November 7, 2001, the Company issued another 8% convertible note to Augustine Fund, L.P., in return for $1,000,000 in financing, of which $935,000 had been advanced as of December 31, 2001. The convertible note was issued on substantially the same terms as the original convertible note. The new funding was used to finance the Company's operations. The Company recently received a commitment from Augustine Fund, L.P. to increase the permitted draw under this note to $2,000,000.

     Also on November 7, 2001, the Company issued a 6% convertible note in the amount of $1,000,000 to Leslie Rotman (the "Rotman Note"), as the sole stockholder of Rotman Collectibles, Inc., upon the merger of Rotman Collectibles, Inc. into a subsidiary of the Company under the same name. Rotman Collectibles, Inc. obtained a large collection of entertainment memorabilia in connection with this transaction. In January 2002 the Rotman Note was converted into 23,916,378 shares of common stock of the Company. Management believes that sales from Rotman Collectibles, Inc. inventory will generate up to $1,000,000 in the next 12 months. The Rotman Note was issued on substantially the same terms as the original convertible note to Augustine Fund, L.P., except that the interest rate is 6% rather than 8%, and the base price at which the note may be converted into shares of common stock of the Company is 80%, rather than 73%. Interest payments, payable in shares of common stock or cash, will begin March 31, 2002. The Augustine Fund note is secured by certain assets of the Company. The Company is also required to file a new registration statement with respect to the new convertible notes, or the shares issued upon conversion of the convertible notes. Pursuant to a letter of understanding dated March 24, 2002, a Registration Statement must be filed no later than April 10, 2003. After April 10, 2003, Augustine Fund, L.P. will be able to pay a lower conversion price if we fail to file and register timely the Registration Statement.

     Had the two $1,000,000 convertible notes been converted on November 7, 2001, the holders would have received a total of approximately $2,620,000 in aggregate value of the Company's common stock upon conversion. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $620,000 will be charged to interest expense, with an offsetting increase in additional paid in capital, over the two-year term of the related notes. Since the Rotman note was fully converted in January 2002, substantially all of the related beneficial conversion feature of $250,000 has been charged to interest expense, with a corresponding increase in additional paid in capital during 2001.

     The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements. Although we have increased our gross margins from auctions during 2001, and anticipate that our suite of management tools, called "AuctionInc." is expected to begin producing revenues during the latter half of 2002, management believes that we do not have sufficient cash to fund operations during the next 12 months. The Settlement Agreement and Mutual Releases related to the CSEI assets provided us with call options for approximately 2.3 million shares of common stock. We believe that the assignment of these call options can generate between $500,000 and $1,000,000 of cash during the year ending December 31, 2002. While we believe that these plans will result in obtaining sufficient operating cash, there can be no assurance that an assignment of the call options can be concluded on reasonably acceptable terms. If these assignments are not so completed, we will seek alternative sources of capital to support operations. Based upon current cash positions, we need an infusion of between $500,000 to $1,000,000 of additional capital to fund anticipated operating costs over the next 12 months. If we do not receive this capital, or at least an infusion of $50,000 per month, then the Company will only be able to continue operations through the end of June, 2002. On March 24, 2002, we entered into a letter of understanding with Augustine Fund, L.P., where Augustine Fund, L.P. will provide financing, at the Company's request, of up to an additional $1,000,000.

     Although the Company can offer no assurances in the long term, management believes that the cost reductions, anticipated additional revenues, additional financing, and anticipated option assignments will provide sufficient cash to meet the Company's working capital requirements through the end of 2002. In addition, the level of interest expense is not expected to continue at the same levels as it has for the last two years since, by the end of the first quarter of 2002, $1,000,000 of convertible debt will have been retired through the issuance of common stock, and $3,000,000 of the convertible debt will be non-interest bearing. The Company believes that future litigation costs will be substantially less than those incurred over the past 2 years.

     However, the Company's ability to achieve positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company's inability to successfully implement the Company's business and revenue model, the collectibles community not accepting the services the Company offers, higher costs than anticipated, the Company's inability to sell its products and services to a sufficient number of customers, the Company's failure to attract sufficient interest in and traffic to its sites, the Company's inability to complete development of its sites, the failure of the Company's operating systems, and the Company's inability to increase its revenues as rapidly as anticipated. If the Company is not profitable, it will not be able to continue its business operations.

Item 7. Financial Statements.

     The consolidated financial statements and supplementary data required by this item appear on Page F-1 immediately following the signature page.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     Wolf & Company, P.C. is the Company's independent certified accountants and have provided accounting and auditing services to the Company beginning with the year ended December 31, 1999.


                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

     The following table sets forth certain information regarding the directors and executive officers of Sales Online:

     Name              Age    Position
     ----              ---    --------
     Gregory Rotman*   35     Director, Chief Executive Officer
                              & President

     Richard Rotman*   31     Director, Chief Financial Officer, Vice President,
                              Treasurer & Secretary

     John Martin       36     Director, Chief Technology Officer &
                              Vice President

     Andrew Pilaro     32     Director
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

     John Martin has served as a Director and the Vice President of Sales Online since September 2000, and as Chief Technology Officer since May 2000. From May 1999 until May 2000, he served as vice president-technology. From June 1997 to May 1998, Mr. Martin was an instructor at Clark University Computer Career Institute. From August 1996 to May 1999, he served as a Software Engineer with Sybase, Inc., a software development company. From prior to 1995 to August 1996, Mr. Martin was the Senior Programmer at Presidax, which manufactures barcoded labels and is a division of Avery Dennison. From prior to 1995 to May 1999, he was also a software consultant.

     Andrew Pilaro has served as a Director of Sales Online since September 2000. Since August, 1996, he has served as the Assistant to the Chairman of CAP Advisors Limited, an investment management company, with responsibility for asset management. From August, 1995 to August, 1996, Mr. Pilaro was a clerk at Fowler, Rosenau & Geary, L.P., a stock specialist firm.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. These persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors and to Gregory Rotman and Richard Rotman, who are beneficial owners of more than 10% of the Company's stock, have been complied with for the period which this Form 10-KSB relates, except John Martin, a Director, Chief Technology Officer and Vice President of the Company, failed to file a Form 4 for the months of November 2001 (19 transactions) and December 2001 (8 transactions). These Form 4 transactions were reported by Mr. Martin instead on Form 5. It is also unclear to the Company as to whether or not Marc Stengel, former director and officer, has filed all required reports, and whether such reports were timely, during the last fiscal year.

Item 10. Executive Compensation

     The following table sets forth the compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the last three fiscal years ended December 31, 2001, 2000, and 1999. The Company did not pay any long-term compensation to the named officers.

                           Summary Compensation Table

                                                          Annual Compensation    Long-Term Compensation
     --------------------------------------------------------------------------------------------------
     Name and                                  Fiscal                             Securities Underlying
     Principal Position(1)                    Year (1)            Salary                 Options
     --------------------------------------------------------------------------------------------------
     Gregory P. Rotman                           2001            $ 74,704                  0
     President and Chief Executive               2000            $ 98,928                  0
     Officer                                     1999            $124,519                  0
     --------------------------------------------------------------------------------------------------
     Richard S. Rotman                           2001            $ 75,667                  0
     Chief Financial Officer and Vice            2000            $ 98,771                  0
     President and Secretary                     1999            $126,194                  0
     --------------------------------------------------------------------------------------------------
     John Martin                                 2001            $123,331(2)            117,500(2)
     Vice President and Chief                    2000            $ 90,154               117,500
     Technology Officer                          1999            $ 80,999                59,750
     --------------------------------------------------------------------------------------------------

     (1) Gregory P. Rotman and Richard S. Rotman assumed their positions as of February 25, 1999.

     (2) Options are granted pursuant to the 1999 Non-Qualified Stock Option Plan. Salary includes cash value of options to purchase 3,164,183 shares immediately exercised upon grant and paid in lieu of cash compensation.


     The following table sets forth certain information related to options granted to the named executive officers:

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                                                    Percent of
                                                                      Total
                                                                     Options/
                                                   Number of           SARs
                                                   Securities       Granted to
                                                   Underlying       Employees        Exercise or
                                                    Options/        in Fiscal        Base Price        Expiration
                       Name                     SARs Granted (#)       Year            ($/Sh)             Date
    --------------------------------------------------------------------------------------------------------------
    Gregory Rotman, President and CEO                  0                 0%               N/A               NA
    --------------------------------------------------------------------------------------------------------------
    Richard Rotman, Vice President, CFO and
    Secretary                                          0                 0%               N/A              N/A
    --------------------------------------------------------------------------------------------------------------
    John Martin, Vice President and CTO              117,500           100%             $.001              (1)
                                                   3,164,183            16%             $.001              (2)
    --------------------------------------------------------------------------------------------------------------

     (1) Options expire 10 years from date of grant, with options to purchase 29,375 granted each calendar quarter.

     (2) All options granted were immediately exercised. Options were granted in lieu of cash salary.

         The following table sets forth certain information related to the number of options exercised and the number and value of exercisable and unexercisable options of the named executive officers as of December 31, 2001:

 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR
                                     VALUES

                                                                                Number of
                                                                               Securities            Value of
                                                                               Underlying           Unexercised
                                                                               Unexercised         In-The-Money
                                                                             Options/SARs at      Options/SARs at
                                                   Shares        Value         FY-End (#)           FY-End ($)
                                                Acquired on    Realized       Exercisable/         Exercisable/
                       Name                     Exercise (#)      ($)         Unexercisable        Unexercisable
    -------------------------------------------------------------------------------------------------------------
    Gregory Rotman, President and CEO                0            $0               0/0                 $0/$0
    -------------------------------------------------------------------------------------------------------------
    Richard Rotman, Vice President, CFO and
    Secretary                                        0            $0               0/0                 $0/$0
    -------------------------------------------------------------------------------------------------------------
    John Martin, Vice President and CTO          3,164,183     $115,067          294,750            $12,380(1)
    -------------------------------------------------------------------------------------------------------------

     (1)  Based on closing price of $.042 on December 31, 2001.

     None of the Company's directors receives any compensation from the Company for serving as directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     To the knowledge of the management of Sales Online the following table set forth the beneficial ownership of our common stock as of March 1, 2002 of each of our directors and executives officers, and all of our directors and executive officers as a group. The address of each person named below is the address of Sales Online.

     Name and Address of         Number of Shares           % of
     Beneficial Owner           Beneficially Owned          Class
     ----------------           ------------------          -----
     Gregory Rotman                8,309,005                7.66%
     Richard Rotman               10,155,451                9.37%
     John Martin                   1,877,382(1)             1.73%
     Andrew Pilaro                    68,700(2)              .06%
     All directors and            20,410,538               18.83%
     officers as a group
     (4 individuals)
----------------------
(1) All shares are held jointly with Mr. Martin's spouse. Includes 29,375 options to purchase shares of our common stock exercisable within 60 days.

(2)  Includes 17,200 shares held indirectly as custodian for his minor sons.

     To the knowledge of Management, as of March 1, 2002, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than Gregory Rotman and Richard Rotman, as set forth above, and the following persons:

     Name and Address of         Number of Shares           % of
     Beneficial Owner           Beneficially Owned          Class
     ----------------           ------------------          -----
     Marc Stengel                  7,094,619(1)             6.54%
     3743 Birch Lane
     Owings Mills, MD 21117
-----------
(1) Based solely upon the Form 4 filed with the SEC by Mr. Stengel on March 8, 2002.

Item 12. Certain Relationships and Related Transactions.

     On March 7, 2000, the Company acquired Internet Collectible Awards (www.collectiblenet.com), an internet business that polls consumers and reports on the best Internet collectibles web sites in a variety of categories. As consideration for the acquisition, the Company recorded accounts payable of $50,000 and issued 200,000 shares of our common stock valued at $237,500 (based on the Company's stock price at the date of acquisition). At the time of the transaction, we believed this was purchase was made from an unaffiliated third party. In a lawsuit we filed against Marc Stengel and others, described in item 3, the Company alleged that this acquisition was an undisclosed related party transaction. This lawsuit has been settled.

     On October 23, 2001, the Company entered into an agreement to acquire Rotman Collectibles, Inc., through the merger of Rotman Collectibles into a Company subsidiary. Rotman Collectibles was in the business of buying and selling movie posters dated generally from the early 1940s through the early 1970s. On November 7, 2001, as payment for the business of Rotman Collectibles, the Company issued a $1,000,000 convertible note to Leslie Rotman, the sole stockholder of Rotman Collectibles. The note was secured by the Company's assets, until it was converted in January 2002 into 23,916,378 shares of the Company's Common Stock. The purchase price was based upon an independent appraisal of the assets of Rotman Collectibles, consisting exclusively of the movie posters. The Company did not assume any substantial known liabilities of Rotman Collectibles. Pursuant to the independent appraisal, the assets have a retail appraised value substantially higher than the principal amount of the note. The sole stockholder, director and officer of Rotman Collectibles was Leslie Rotman, who is the mother of Gregory Rotman and Richard Rotman. Management believes that the terms of the transaction with Leslie Rotman and Rotman Collectibles are fair and reasonable to the Company and no less favorable than could have been obtained by an unaffiliated third party.

     In December 2001, the Company engaged Steven Rotman to provide consulting services to the Company. Steven Rotman is the father of Gregory Rotman and Richard Rotman. Mr. Rotman receives compensation in shares of common stock of the Company equal to $40,000 per calendar quarter. Management believes that the terms of the engagement with Mr. Rotman are fair and reasonable to the Company and no less favorable than could have been obtained by an unaffiliated third party.

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     Exhibits are numbered in accordance with Item 601 of Regulation S-B.

   Exhibit     Description of Exhibits
     No.       -----------------------
   -------

     2.1 Agreement and Plan of Reorganization dated January 31, 1999 among the Registrant and Gregory Rotman, Richard Rotman, Marc Stengel and Hannah Kramer (incorporated by reference from Exhibit 2.1 to Form 8-K filed March 10, 1999)

     2.2 Asset Purchase Agreement dated November 8, 2000 among the Registrant, CSEI and Discribe (incorporated by reference to Exhibit 2.1 to Form 8-K filed on November 22, 2000)

     2.3 Agreement and Plan of Merger dated October 23, 2001, by and among the Company, Rotman Collectibles, Inc., and Leslie Rotman (incorporated by reference from Exhibit 2.1 to Form 8-K filed on November 21, 2001)

     3.1       Certificate of Incorporation, as amended on January 4, 2002*

     3.2       Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.2 to Form 10-KSB, filed April 14, 2000)

     4.1 Specimen of certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Form SB-2/A filed on December 1,
               2000)

     4.2 Convertible Note, dated November 7, 2001, issued to Leslie Rotman pursuant to Agreement and Plan of Merger (incorporated by reference from Exhibit 4.1 to Form 8-K filed on November 21,
               2001)

     4.3 Convertible Note, dated November 7, 2001, issued to Augustine Fund, L.P., pursuant to Loan Agreement (incorporated by reference from Exhibit 4.2 to Form 8-K filed on November 21, 2001)

     4.4 Registration Rights Agreement, dated November 7, 2001, by and between Leslie Rotman and the Company (incorporated by reference from Exhibit 4.3 to Form 8-K filed on November 21, 2001)

     4.5 Registration Rights Agreement, dated November 7, 2001, by and between Augustine Fund, L.P. and the Company (incorporated by reference from Exhibit 4.4 to Form 8-K filed on November 21,
               2001)

     10.1 Lease Agreement, dated July 26, 1999 between 100 Painters Mill, LLC and the Registrant and First Amendment to Lease Agreement, dated December 31, 1999 (incorporated by reference to Exhibit
               10.5 to Form 10-KSB filed on April 14, 2000)

     10.2 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Form SB-2/A filed on December 1, 2000)

     10.3      1999 Omnibus Share Plan (incorporated by reference to Exhibit
               10.3 to Form SB-2/A filed on December 1, 2000)

     10.4 Internet Data Center Services Agreement dated July 21, 1999 between the Registrant and Exodus Communications, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-KSB filed on May 11, 2001)

     10.5 Securities Purchase Agreement dated March 23, 2000 between the Registrant and Augustine Fund, LP. (incorporated by reference to
               Exhibit 10.2 to Form 10-KSB filed on April 14, 2000)

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

     10.9 Escrow Agreement dated March 23, 2000 among the Registrant, Augustine Fund, LP and H. Glenn Bagwell, Jr. pursuant to Securities Purchase Agreement (incorporated by reference to
               Exhibit 10.6 to Form 10-KSB filed on April 14, 2000)

     10.10 Warrant issued by the Registrant to Delano Group Securities, LLC (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed on April 14, 2000).

     10.11 Modification Agreement dated September 19, 2000 between the Registrant and Augustine Fund, LP (incorporated by reference to
               Exhibit 4.7 to Form S-3 filed on October 25, 2000).

     10.12 Software License Agreements dated November 8, 2000 between the Registrant and CSEI (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 22, 2000)

     10.13 Escrow Agreement dated November 8, 2000 among the Registrant, CSEI, and the escrow agent Olde Monmouth Stock Transfer Co., Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 22, 2000)

     10.14 Registration Rights Agreement dated November 8, 2000 between the Registrant and CSEI (incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 22, 2000)

     10.15 Loan Agreement, dated November 7, 2001, by and between Augustine Fund, L.P. and the Company (incorporated by reference from Exhibit 10.1 to Form 8-K filed on November 21, 2001)

     10.16 2001 Non-Qualified Stock Option Plan, as amended (incorporated by reference from Exhibit 99.1 to Form S-8 filed on January 24,
               2002)

     21.1      Subsidiaries of the Registrant (included in Item I)*

     23.1      Consent of Wolf & Company, P.C.*

     99.1      Risk Factors*

---------------
* filed herewith

     (b)  Reports on Form 8-K.

     On October 31, 2001, the Company filed a Current Report on Form 8-K pursuant to Item 5 (Other Events).

     On November 21, 2001, the Company filed a Current Report on Form 8-K pursuant to Item 2 (Acquisition or Disposition of Assets) and Item 5 (Other Events).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SALES ONLINE DIRECT, INC.


Date:  March 29, 2002                  By:     /s/ Gregory Rotman
                                       --------------------------------------
                                            Gregory Rotman, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date:  March 29, 2002                  /s/ Gregory Rotman
                                       --------------------------------------
                                       Gregory Rotman, President and Director


Date:  March 29, 2002                  /s/ Richard Rotman
                                       --------------------------------------
                                       Richard Rotman, Vice President,
                                       Treasurer, Secretary and Director


Date:  March 29, 2002                  /s/ John Martin
                                       --------------------------------------
                                       John Martin, Chief Technology Officer,
                                       Vice President and Director


Date:  March 29, 2002                  /s/ Andrew Pilaro
                                       --------------------------------------
                                       Andrew Pilaro, Director

                      Consolidated Financial Statements and
                              Report of Independent
                          Certified Public Accountants

                    Sales Online Direct, Inc. and Subsidiary
                           December 31, 2001 and 2000

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                           DECEMBER 31, 2001 AND 2000
                        CONSOLIDATED FINANCIAL STATEMENTS


     AUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Independent Auditors' Report....................................       F-3

     Consolidated Balance Sheets at December 31, 2001 and 2000.......       F-4

     Consolidated Statements of Operations
     Years ended December 31, 2001 and 2000..........................       F-5

     Consolidated Statements of Shareholders' Equity (Deficit)
     Years ended December 31, 2001 and 2000..........................       F-6

     Consolidated Statements of Cash Flows
     Years ended December 31, 2001 and 2000..........................   F-7-F-8

     Notes to Consolidated Financial Statements
     Years ended December 31, 2001 and 2000..........................  F-9-F-22

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Sales OnLine Direct, Inc.
Worcester, Massachusetts

We have audited the accompanying consolidated balance sheets of Sales OnLine Direct, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sales OnLine Direct, Inc. and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and has a stockholders' deficit at December 31, 2001. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Wolf & Company, P.C.


March 24, 2002
Boston, Massachusetts

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

     ASSETS                                                                      2001              2000
                                                                                 ----              ----
Current assets:
    Cash and cash equivalents                                                $     47,669      $    102,534
    Accounts receivable                                                            15,295              --
    Marketable securities                                                             121            17,196
    Inventory                                                                   1,160,810           385,973
    Prepaid expenses                                                               37,595           125,975
    Other current assets                                                           77,557            18,089
                                                                             ------------      ------------

       Total current assets                                                     1,339,047           649,767

Property and equipment, net                                                     1,136,931         1,490,247
Goodwill                                                                             --              26,797
Other intangible assets                                                         3,078,391         4,162,211
Debt financing costs, net                                                          30,000           165,000
                                                                             ------------      ------------

Total assets                                                                 $  5,584,369      $  6,494,022
                                                                             ============      ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                         $    359,218      $    137,277
    Accrued expenses                                                              882,433         1,003,564
                                                                             ------------      ------------

       Total current liabilities                                                1,241,651         1,140,841
                                                                             ------------      ------------

Convertible debt                                                                4,544,968         2,737,196
                                                                             ------------      ------------

Temporary equity                                                                     --             237,500
                                                                             ------------      ------------

Stockholders' equity (deficit):
    Common stock, $.001 par value, 100,000,000 shares
     authorized; 79,683,494 and 54,763,281 shares issued
     and outstanding at December 31, 2001
     and 2000, respectively                                                        79,683            54,763
    Additional paid-in capital                                                 12,010,313        10,448,176
    Accumulated deficit                                                       (12,057,863)       (7,700,307)
    Unearned compensation                                                        (234,383)         (424,147)
                                                                             ------------      ------------

       Total stockholders' equity (deficit)                                      (202,250)        2,378,485
                                                                             ------------      ------------

Total liabilities and stockholders' equity (deficit)                         $  5,584,369      $  6,494,022
                                                                             ============      ============

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                                                  2001               2000
                                                                                  ----               ----
Revenues                                                                    $    971,802        $  1,297,595

Cost of revenues                                                                 678,275           1,388,455
                                                                            ------------        ------------

Gross profit (loss)                                                              293,527             (90,860)
                                                                            ------------        ------------

Operating expenses:
     Selling, general, and administrative expenses                             2,908,897           3,064,024
     Web site development costs                                                  876,480             785,406
                                                                            ------------        ------------

         Total operating expenses                                              3,785,377           3,849,430
                                                                            ------------        ------------

Loss from operations                                                          (3,491,850)         (3,940,290)
                                                                            ------------        ------------

Other income (expense):
     Interest expense                                                           (899,785)         (1,597,045)
     Other income                                                                 30,880              43,232
     Unrealized gain (loss) on marketable securities                              36,291             (40,132)
     Gain (loss) on sale of securities                                           (33,092)             41,099
                                                                            ------------        ------------

         Total other expense                                                    (865,706)         (1,552,846)
                                                                            ------------        ------------

Loss before income taxes                                                      (4,357,556)         (5,493,136)

Provision for income taxes                                                          --                  --
                                                                            ------------        ------------

Net loss                                                                    $ (4,357,556)       $ (5,493,136)
                                                                            ============        ============

Loss per share (Basic):
     Basic                                                                  $      (0.07)       $      (0.11)
                                                                            ============        ============

     Weighted average shares                                                  63,196,649          48,117,453
                                                                            ============        ============

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBISDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                               Common stock             Additional
                                       ----------------------------       Paid-in       Accumulated      Unearned
                                          Shares          Amount          Capital         deficit      Compensation        Total
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1999               46,711,140    $     46,711    $  4,010,033    $ (2,207,171)   $   (613,911)   $  1,235,662

Acquisition of assets of
    ChannelSpace Entertainment, Inc       7,530,000           7,530       4,641,466            --              --         4,648,996

Common stock issued in connection
    with call option agreement              110,000             110            (110)           --              --              --

Issuance of common stock to
    consultant for services                  35,000              35          44,800            --              --            44,835

Common stock issued in payment of
    interest on convertible debt            377,141             377         125,211            --              --           125,588

Proceeds from assignment of options            --              --            87,188            --              --            87,188

Beneficial conversion discount                 --              --         1,109,588            --              --         1,109,588

Issuance of warrants                           --              --           430,000            --              --           430,000

Amortization of stock-based
    compensation                               --              --              --              --           189,764         189,764

Net loss                                       --              --              --        (5,493,136)           --        (5,493,136)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2000               54,763,281    $     54,763    $ 10,448,176    $ (7,700,307)   $   (424,147)   $  2,378,485

Issuance of common stock in Merger
    with Rotman Collectibles, Inc.              100            --                 7                                               7

Reclassification of Temporary equity        200,000             200         237,300                                         237,500

Registration costs                                                         (244,600)                                       (244,600)

Common stock issued in payment of
    interest on convertible debt          3,193,126           3,193         174,505                                         177,698

Beneficial conversion discount                                              619,862                                         619,862

Common stock issued in payment of
    legal and consulting fees             4,929,229           4,929         173,643                                         178,572

Issuance of stock options to
    employees for services               16,597,758          16,598         601,420                                         618,018

Amortization of stock-based
    compensation                                                                                            189,764         189,764

Net loss                                       --              --              --        (4,357,556)           --        (4,357,556)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2001               79,683,494    $     79,683    $ 12,010,313    $(12,057,863)   $   (234,383)   $   (202,250)
                                       ============    ============    ============    ============    ============    ============

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                              2001              2000
                                                                              ----              ----
Operating activities:
     Net loss                                                            $(4,357,556)       $(5,493,136)
     Adjustments to reconcile net loss to net
      cash used in operating activities
        Depreciation and amortization                                      1,421,325            524,499
        Amortization of unearned compensation                                189,764            189,764
        Amortization of debt discount                                        215,000            167,196
        Beneficial conversion feature                                        277,360          1,109,588
        Stock issued in payment of interest                                  177,698            125,588
        Stock options issued for compensation                                618,018             44,835
        Net gain on marketable securities                                     (3,118)              (967)
        Stock issued in payment of consultants                               178,572               --
        Loss on abandonment of property & equipment                           45,852             46,745
        Changes in assets and liabilities:
           Accounts receivable                                               (15,295)            48,682
           Inventory                                                         240,516            243,756
           Accounts payable                                                  221,941           (211,227)
           Accrued expenses                                                  152,825            622,081
           Other, net                                                         28,912            (59,836)
                                                                         -----------        -----------

              Net cash used in operating activities                         (608,186)        (2,642,432)
                                                                         -----------        -----------

Investing activities:
     Purchase of securities                                                     --             (401,203)
     Proceeds from sale of securities                                         20,193            384,974
     Acquisition of other intangible asset                                      --              (50,000)
     Cash received from Rotman Auction, Inc.                                  10,698               --
     Property and equipment additions                                       (168,244)          (227,206)
                                                                         -----------        -----------

              Net cash used in investing activities                         (137,353)          (293,435)
                                                                         -----------        -----------

Financing activities:
     Proceeds from assignment of stock call options                             --               87,188
     Net proceeds from convertible debt                                      935,274          2,300,000
     Proceeds from sale of warrants                                             --              430,000
     Payment of stock registration costs                                    (244,600)              --
                                                                         -----------        -----------

              Net cash provided by financing activities                      690,674          2,817,188
                                                                         -----------        -----------

Net decrease in cash and equivalents                                         (54,865)          (118,679)

Cash and equivalents, beginning                                              102,534            221,213
                                                                         -----------        -----------

Cash and equivalents, ending                                             $    47,669        $   102,534
                                                                         ===========        ===========

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            YEARS ENDED DECEMBER 31,


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                     2001               2000
                                                                                     ----               ----
Cash paid during the year for:

     Income taxes                                                                 $      --         $      --
                                                                                  ===========       ===========

     Interest                                                                     $      --         $      --
                                                                                  ===========       ===========

      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Merger of Rotman Collectibles, Inc. accounted for using the
     purchase method of accounting.  The assets were recorded at their fair value as follows:
       Cash received in the transaction                                           $    10,698       $      --
       Inventories                                                                $ 1,015,353       $      --
       Other liabilities assumed                                                  $   (26,044)      $      --
       Convertible debt issued                                                    $(1,000,000)      $      --
       Issuance of common stock                                                   $        (7)      $      --

Acquisition of Internet Collectible Awards for temporary equity
       Recorded as other intangible asset                                         $      --         $   237,500
       Reclassification of temporary
           equity to permanent equity                                             $   237,500       $      --

Acquisition of certain assets of ChannelSpace Entertainment, Inc.
     in 2000, and settlement agreement in 2001
       Property and equipment                                                     $   (30,300)      $   906,890
       Other intangible assets                                                    $  (269,700)      $ 4,042,106
       Accrued expenses (recorded) reversed                                       $   300,000       $  (300,000)

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


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

On March 7, 2000, the Company acquired Internet Collectible Awards ("ICA") www.collectiblenet.com), an internet business that polls consumers and reports on the best Internet collectibles Web sites in a variety of categories. As consideration for the acquisition, the Company recorded accounts payable of $50,000 and issued 200,000 shares of the Company's common stock valued at $237,500 (based on the Company's stock price at the date of acquisition). The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price, $287,500, over the fair value of the assets acquired, a web site, has been allocated to other intangible assets. As indicated in Note 11, the Company was involved in litigation. Subsequent to this acquisition management obtained information that caused it to believe that, unbeknownst to the Company, the beneficial owner of ICA was an officer and significant shareholder of the Company at the time of the acquisition. As a result of the litigation, the common stock issued in connection with this transaction was recorded as temporary equity on the balance sheet. As a result of the litigation settlement, this temporary equity has been reclassified to shareholders' equity at December 31, 2001.

On November 8, 2000, the Company acquired certain assets of ChannelSpace Entertainment, Inc., a Virginia corporation ("CSEI") and Discribe, Ltd., ("Discribe") a Canadian corporation wholly owned by CSEI. CSEI and Discribe are converged Internet content providers and producers of affinity portals, including the CollectingChannel.com and the CelticChannel.com websites. The consideration paid by the Company for the acquired assets was 7,530,000 unregistered shares of the Company's common stock valued at $4,648,996 and $300,000 worth of the Company's common stock to be registered (711,136 shares based upon the average closing bid price of the stock on the five trading days prior to February 6, 2001, the date of filing the registration statement). Included in accrued expenses at December 31, 2000 is $300,000 related to this transaction. The assets acquired - consisting principally of software licenses, a video library, a library of articles, a user list, Domain names, furniture, and fixtures and equipment - had an estimated fair value of approximately $4,974,000. The fair values of the individual assets acquired, and the consideration paid, have been determined by independent appraisal. The excess of the fair value of the assets acquired over the purchase price, approximately $25,000, has been allocated pro-rata as a reduction of the fair values of the intangible assets acquired.

On February 1, 2002 the Company entered into a Settlement Agreement and Mutual Release regarding a variety of claims by both parties to the above transaction. The settlement discharged the Company from the requirement to issue, and register, the above mentioned 711,136 shares of common stock and granted to the Company a call option for 2,283,565 shares of unregistered common stock held by CSEI as discussed in Note 7. The $300,000 value of the 711,136 common shares has been accounted for as additional amounts in excess of the fair value of the assets acquired over the purchase price and has been allocated pro-rata as a reduction of the intangible assets and property and equipment acquired.

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


On November 7, 2001 the Company, through a subsidiary, Rotman Collectibles Inc. (a Delaware Corporation), entered into a merger agreement with Rotman Collectibles, Inc. (a Massachusetts Corporation) ("RCI"), a seller of movie posters. In connection with this agreement the Company issued 100 common shares in exchange for the outstanding common shares of RCI. The acquisition has been accounted for under the purchase method of accounting. In addition, the Company issued the Rotman convertible note discussed in Note 9 in the amount of $1,000,000 in exchange of a convertible note previously issued by RCI. The sole stockholder, director, and officer of RCI was Leslie Rotman, who is the mother of Gregory and Richard Rotman, both of whom are executive officers and directors of the Company.

Note 2. Management's Plans

The Company has continued to incur significant losses and has a limited operating history. For the years ended December 31, 2001 and 2000 the Company reported losses of $4,357,556 and $5,493,136, respectively.

To date we have met our cash needs from the proceeds of convertible debt and the related warrants and the assignment of call options discussed in Note 7.

We have increased gross margins from auctions during 2001. In addition, our suite of management tools, called "AuctionInc." is expected to begin producing revenues during the latter half of 2002.

The Settlement Agreement and Mutual Releases related to the CSEI assets discussed in Note 1 provided us with call options for approximately 2.3 million shares of common stock. We believe that the assignment of these call options can generate between $500,000 and $1,000,000 of cash during the year ending December 31, 2002. While we believe that these plans will result in obtaining sufficient operating cash, there can be no assurance that an assignment of the call options can be concluded on reasonably acceptable terms. If these assignments are not so completed, we will seek alternative sources of capital to support operations. Based upon current cash positions, we need an infusion of between $500,000 and $1,000,000 of additional capital to fund anticipated operating costs over the next 12 months. If we do not receive this capital, or at least an infusion of $50,000 per month, then the Company will only be able to continue operations through the end of June 2002. On March 24, 2002 we entered into a letter of understanding with Augustine Fund, L.P. under which they will provide up to $1 million of additional financing.

Finally, we do not expect to incur the same level of legal costs in the long term that we have sustained in the past two years as a result of the settlement of most of our outstanding litigation in late 2001. In addition, the level of interest expense is not expected to continue at the same levels as it has for the last two years since, by the end of the first quarter of 2002, interest charges associated with $4 million of convertible debt will end.

Although there can be no assurances, the Company believes that the above cost reductions, anticipated additional revenues, additional financing, and anticipated option assignments will be sufficient to meet the Company's working capital requirements through the end of 2002.

Note 3. Summary Of Significant Accounting Policies

Nature of operations

     The Company's business is to maintain a collectibles portal, offering integrated information and services to the collectibles community, and to operate an online auction site that provides a full range of services to sellers and buyers. In addition, the Company provides website hosting services.

Principles of consolidation

     The accompanying financial statements include the accounts of Sales Online Direct, Inc and its wholly-owned subsidiary, Rotman Collectibles, Inc. from November 2, 2001 (inception) through December 31, 2001.

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


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

     On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at December 31, 2001 and 2000 the Company has provided for reserves totaling $190,000 and $200,000, respectively.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight line and double declining balance method over the estimated useful lives of from 3 to 5 years.

Goodwill

     Goodwill was amortized on a straight-line basis over an estimated useful life of three years.

Other Intangible Assets

     Other intangible assets are being amortized on a straight-line basis over an estimated useful life of five years.

Debt Financing Costs

     Debt financing costs are being amortized on a straight-line basis over the life of the related debt, two years.

Revenue Recognition

     The Company generates revenue on sales of its purchased inventory, from fees and commissions on sales of merchandise under consignment type arrangements, from web hosting services, and from advertising and promotional services.

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

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


     The Company charges a fixed monthly amount for web hosting services. This revenue is recognized on a monthly basis as the services are provided.

     Advertising revenues are recognized at the time the advertisement is initially displayed on the company's web site. Sponsorship revenues are recognized at the time that the related event is conducted.

Advertising Costs

     Advertising costs totaling approximately $55,000 in 2001 and $237,000 in 2000, are charged to expense when incurred.

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

Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to inventory, intangible assets and deferred tax asset valuation. Although these estimates are based on management's knowledge of current events and actions, they may ultimately differ from actual results.

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

Earnings Per Common Share

     Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 156,356,088 as of December 31, 2001 and 16,438,356 as of December 31, 2000. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


     adjustment of income as a result of the conversion. Stock options and warrants applicable to 937,000 shares and 957,000 shares at December 31, 2001 and 2000, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each year.

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

Web Site Development Costs

     The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. During the years ended December 31, 2001 and 2000, the Company capitalized approximately $167,000 and $155,000, respectively, of Web site development costs. Such capitalized costs are included in "Property and equipment."

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

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supersedes SFAS No. 121.

     The Company is required to adopt SFAS Nos. 141, 142, and 144 on January 1, 2002. Adoption of these standards is not expected to have a material adverse affect on the Company's financial statements.

     In October 2001, the Financial Accounting Standards Board also issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Company does not hold any assets affected by this statement and it is not expected to have a material impact on the Company's financial statements.

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


Note 4. Property and Equipment

At December 31, 2001 and 2000 property and equipment consisted of the following:

                                                     2001               2000
                                                     ----               ----

          Computer equipment and software        $   826,948       $   825,583
          Office Furniture                            61,927           120,000
          Video and article archives                 418,983           449,283
          Video equipment                            158,513           158,513
          Web site development costs                 322,105           155,226
          Purchased software                          70,000            70,000
                                                 -----------       -----------
                                                   1,858,476         1,778,605
          Accumulated depreciation                  (721,545)         (288,358)
                                                 -----------       -----------

                                                 $ 1,136,931       $ 1,490,247
                                                 ===========       ===========

Depreciation and amortization expense of property and equipment for the years ended December 31, 2001 and 2000 amounted to $445,408 and $210,469, respectively.

The Company uses office and warehouse facilities as a tenant at will in a building leased by a related party. No rent has been charged during the years ended December 31, 2001 and 2000.

Rent expense for the year ended December 31, 2000 totaled $99,277.

Note 5. Other Intangible Assets

At December 31, 2001 and 2000 other intangible assets are comprised of the following:

                                                     2001               2000
                                                     ----               ----

          Software licenses                      $ 2,882,660       $ 3,091,760
          Domain Names                                77,025            77,025
          Acquired Web Sites                         762,301           796,801
          Customer and User lists                    327,157           350,857
          Other                                       30,763            33,163
                                                 -----------       -----------

                                                   4,079,906         4,349,606
          Accumulated amortization                (1,001,515)         (187,395)
                                                 -----------       -----------

                                                 $ 3,078,391       $ 4,162,211
                                                 ===========       ===========

Amortization expense for other intangible assets for the years ended December 31, 2001 and 2000 amounted to $814,120 and $186,062, respectively.

Note 6. Accrued Expenses

At December 31, 2001 and 2000 accrued expenses are comprised of the following:

                                                     2001               2000
                                                     ----               ----

          General operating expenses             $   118,472       $    92,171
          Professional fees                          485,356           421,721
          Common shares to be issued
             in connection with CSEI
             transaction (Note 1)                         --           300,000
          Lease termination costs                    100,000           100,000
          Interest                                   178,605            89,672
                                                 -----------       -----------

          Total                                  $   882,433         1,003,564
                                                 ===========       ===========

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


Note 7. Common Stock

Call Option Agreements

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

     In addition, the Company assigned options to purchase 160,000 shares of stock from Universal to Richard Singer, the former President of SRAD, for services rendered to SRAD in connection with the acquisition of Internet Auction, Inc. These services were provided to SRAD prior to the date of the acquisition of Internet Auction, Inc. and, as a result, have not been reflected in the financial statements of the acquirer, Sales Online Direct, Inc. Also, the Company assigned options to purchase 700,000 shares of stock from Universal in connection with the acquisition of certain inventories, resulting in an increase in additional paid in capital of approximately $629,000, which represents the fair value of the inventories contributed.

     In March 2000, the Company assigned options to purchase 142,500 shares of stock from Universal to certain individuals in exchange for $87,188, which was added to the paid in capital of the Company.

     At December 31, 2000, the Company had a balance of 497,500 shares remaining under the agreement with an exercise price of $.75, all of which expired on February 25, 2001.

     In connection with the Settlement Agreement and Mutual Release with CSEI discussed in note 1, the Company was granted call options for 2,283,565 unregistered common shares held by CSEI at an exercise price of $.001 per share. The call options are not exercisable until April 14, 2002 and expire on January 31, 2005.

Stock Options

     In June 1999, the Company's Board of Directors adopted the 1999 Stock Option Plan (the "1999 Plan") which provides for the issuance of options to directors, officers, employees and consultants of the Company to purchase up to 1,000,000 shares of the Company's common stock.

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

     In July 1999, the Company granted an option to an employee to purchase 471,000 shares of common stock at $.01 per share. The option vests over a four-year period. The Company recorded unearned compensation of $757,848, based on the difference between the fair market value of the common stock at the grant date and the exercise price. The unearned compensation is being amortized over the vesting period of the option. Amortization expense related to unearned compensation amounted to $189,764 for each of the years ended December 31, 2001 and 2000.

     In 1999, the Company also granted options to purchase 126,000 shares of common stock at the stock's fair value on the dates of grant.

     There were no options granted or exercised under the plan in 2001 or 2000.

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


     An analysis of the activity in the 1999 Plan is as follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                          Shares         Price
                                                          ------         -----

          Shares under option:

                Outstanding at January 1, 2000           579,000       $    .29
                Granted                                       --             --
                Exercised                                     --             --
                Expired/Cancelled                        (22,000)          1.63
                                                         -------

                Outstanding at December 31, 2000         557,000       $    .24
                Granted                                       --             --
                Exercised                                     --             --
                Expired/Cancelled                        (20,000)          1.42
                                                         -------

                Outstanding at December 31, 2001         537,000       $   0.19
                                                         =======

          Options exercisable at year end                356,575       $   .128
                                                         =======

     Information pertaining to options outstanding at December 31, 2001 is as follows:

                    Options Outstanding                          Options Exercisable
                    -------------------                          -------------------

                                          Weighted
                                           Average          Weighted                           Weighted
                                          Remaining          Average                           Average
     Range of             Number         Contractual        Exercise           Number          Exercise
  Exercise Prices       Outstanding         Life              Price          Exercisable        Price
  ---------------       -----------         ----              -----          -----------        -----
     $ .010               471,000          7 years          $ 0.010            324,125        $  0.010
       .812                 9,000          7                  0.812              4,050           0.812
      1.625                57,000          7                  1.625             28,400           1.625
                         --------                                              -------

Outstanding at end
of year                   537,000                           $ 0.195            356,575        $  0.128
                          =======                                              =======

     During July 1999, the Company's Board of Directors adopted, subject to stockholders' approval, the 1999 Omnibus Share Plan (the "Omnibus Plan") which provides for both incentive and non-qualified stock options, stock appreciation rights and other awards to directors, officers and employees of the Company to purchase or receive up to 1,000,000 shares of the Company's stock. A committee of the Board of Directors ("Committee") establishes the option price at the time each option is granted, which price may, in the discretion of the Committee, be less than 100% of the fair market value of the shares on the date of the grant. The options granted will have a maximum term of ten years and shall be exercisable during a period as specified by the Committee. There were no incentive options granted under the Omnibus Plan during 2001 or 2000.

     On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 40,000,000 shares of its common stock. Under the 2001 Plan employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. During the year ended December 31, 2001 the Company granted options for 21,526,987 shares at various dates aggregating $796,590 under this plan, including options for 1,880,342 shares representing $40,000 of consulting fees to Stephen Rotman, the father of Gregory and Richard Rotman. All options granted during the period were exercised.

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, compensation cost has been recognized only to the extent described above. Had compensation cost for the Company's stock option plan been determined

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


     based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                   Years Ended December 31,
                                                   ------------------------
                                                     2001            2000
                                                     ----            ----
         Loss
               As reported                     $ (4,357,556)   $ (5,493,136)
               Pro forma                       $ (4,483,160)   $ (5,518,862)

         Basic loss per share
               As reported                            $(.07)         $(0.11)
               Pro forma                              $(.07)         $(0.11)

Note 8. Income Taxes

There was no provision for income taxes for the years ended December 31, 2001 and 2000 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of temporary differences and carry forwards that give rise to deferred taxes are as follows:

                                                     2001             2000
                                                     ----             ----

          Federal net operating loss
             carry forwards                      $ 3,541,000      $ 2,257,000
          State net operating loss
             carry forwards                        1,094,000          699,000
          Stock-based compensation
             recognized for
             financial statement
             purposes                                210,000          136,000
                                                 -----------      -----------

                                                   4,845,000        3,092,000

          Valuation reserve                       (4,845,000)      (3,092,000)
                                                 -----------      -----------

          Net deferred tax asset                 $        --      $        --
                                                 ===========      ===========

The valuation reserve applicable to net deferred tax asset for the years ended December 31, 2001 and 2000 is due to the likelihood of the deferred tax not expected to be utilized.

At December 31, 2001, the Company has federal and state net operating loss carry forwards of approximately $7,665,000 available to offset future taxable income that will expire through 2021.

Note 9. Convertible Debt Financing

As of December 31, 2001 the company has issued $4,935,274 of convertible debt, which is presented net of unamortized beneficial conversion discounts of approximately $342,500.

On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note"), due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). On November 7, 2001, the Company entered into Loan Agreements, whereby it issued an 8% convertible note in the amount of $1,000,000, due November 7, 2003

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


(the "Series B Note") to Buyer and a 6% convertible note, due November 7, 2003 (the "Rotman Note"), to Leslie Rotman, pursuant to an Agreement and Plan of Merger dated October 23, 2001 (Note 1). As of December 31, 2001 only $935,274 had been advanced under the Series B Note.

The Series A Note is convertible into common stock at a conversion price equal to the lesser of: (1) one hundred ten percent (110%) of the lowest of the closing bid price for the common stock for the five (5) trading days prior to the date of issuance, or (2) seventy-five percent (75%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date.

The Series B Note is convertible into common stock at a conversion price equal to seventy three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date

The Rotman Note is convertible into common stock at a conversion price equal to eighty percent (80%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. In January 2002, the Rotman Note was completely converted into 23,916,378 shares of common stock at conversion prices ranging from $.0298 to $.05152 per share.

Had the Buyer converted the Series A Note on March 23, 2000, the Buyer would have received $4,000,000 in aggregate value of the company's common stock upon the conversion of the $3,000,000 convertible note. Since the debt was convertible at the date of issuance, the intrinsic value of the beneficial conversion feature of $1,000,000 has been charged to interest expense with an offsetting increase in additional paid in capital during 2000.

Had the Buyer and Leslie Rotman converted the Series B Note and the Rotman Note at issuance they would have received $2,619,863 in aggregate value of the company's common stock upon conversion of the convertible notes. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $619,863 will be charged to interest expense over the two-year term of the related notes. The total beneficial conversion discounts related to these Notes have been recorded as an increase in additional paid in capital and the unamortized portions as a reduction of the related Notes. Since the Rotman Note was fully converted in January 2002 substantially all of the related beneficial conversion feature of $250,000 has been charged to interest expense during 2001.

In connection with the Agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants, which expire on March 31, 2005, have been valued based upon the Black-Scholes option-pricing model at $430,000. The value of the warrants, recorded as a debt discount, is being amortized over two years, the term of the related convertible debt.

The Company entered into a Registration Rights Agreement in connection with the Series A Note, whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC), on or before October 25, 2000 covering the common stock to be issued upon the conversion of the convertible note and stock purchase warrants. This Registration Rights Agreement was modified in May 2001, effective as of January 1, 2001, and in July and August 2001, and contains provisions that decrease the conversion percentage to 73% because the Registration Statement was not declared effective by the SEC by December 15, 2000. The Registration Statement was declared effective by the SEC on September 7, 2001. As consideration for the January 1, 2001 modifications, the Company granted a security interest in all of its assets as security of the Company's obligations under the Agreement.

In addition, the Company entered into a Registration Rights Agreements whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC), on or before May 6, 2002, covering the common stock to be issued upon the conversion of the Series B and Rotman notes. The Company will pay all fees and expenses related to registration of the common stock. Estimated fees and expenses to be incurred in connection with these agreements in the amount of $25,000 have been accrued during the year ended December 31, 2001.

If the Registration Statement is not declared effective by the SEC on or before July 5, 2002, then, upon written notice from the Lenders, with respect to any portion of the notes not previously converted into common stock, the

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


applicable conversion percentage will decrease by two percent (2%) each thirty day period beginning August 4, 2002 until the Registration Statement is declared effective by the SEC. If the SEC has not declared the Registration Statement effective within one year after November 7, 2001, the applicable conversion percentage shall be fifty percent (50%) with respect to the Series B Note and 70% with respect to the Rotman Note.

Note 10. Issuance of Common Stock

During 2001 and 2000 the Company issued 3,193,126 and 377,141 shares of common stock, respectively, in connection with the payment of $177,698 and $125,588 of interest due on its Series A convertible debt.

In February, 2000, the Company issued 75,000 shares of its common stock to Universal Funding, Inc. for payment of certain fees due in connection with the granting of the common stock call options and temporary reduction of the call option exercise price. In addition, the Company issued 35,000 shares of its common stock to an investment consultant for service rendered in connection with the common stock option grant transactions.

Also, in February 2000, the Company issued 35,000 shares to a consultant for services rendered in the first quarter of 2000. The value of the common shares at the date of issuance of the shares described above was $1.28 per share.

Note 11. Litigation

Stengel litigation:

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

The Company sought rescission of the transactions pursuant to which Stengel and Kramer obtained their substantial stock interests in the Company, damages against them for misrepresentations and omissions, and damages and remedies against Stengel for breach of his contractual duties as an employee of the Company and for misrepresentations he made to the Company while acting as an employee.

In October 2001 the Company and the defendants entered into a Settlement Agreement (Agreement). Under the Agreement, the parties dismissed, with prejudice, all actions in exchange for mutual releases in connection with all acts or omissions prior to October 23, 2001.

Maryland lease:

The Company leased its former technology location under an operating lease commencing on January 1, 2000 and expiring on December 31, 2004. Prior to December 31, 2000, the Company abandoned this facility and ceased payments required under the lease. During 2001, the landlord initiated an action seeking approximately $115,000 in damages, interest and attorneys' fees. The Company is currently negotiating a settlement with the landlord and has recorded an estimated liability of $100,000 in connection with this matter. This expense, along with the write off of the net book value of the related leasehold improvements, has been included in selling, general and administrative expenses in the accompanying statement of operations.

Note 12. Subsequent Events

In December 2001 the shareholders of the company approved an increase in authorized common shares from 100,000,000 to 350,000,000. Amended and Restated Articles of Incorporation reflecting this change were submitted to the Delaware Secretary of State, and were approved, on January 7, 2002.

On March 24, 2002 the Company and Augustine Fund, L.P. (Buyer) signed a letter of understanding with respect to a forbearance of the full payment of the Series A Note discussed in note 9. The letter of understanding extends settlement of the Series A Note until June 27, 2002, provides for additional ninety day extensions beyond that date until March 24, 2003, waives interest for periods after March 31, 2002 on the Series A Note, and commits Buyer to providing additional convertible financing in the amount of $1 million on terms identical to those in the Series B

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


Note. In addition, the letter of understanding extends the filing date of the Registration Rights Agreement with respect to the Series B Note to April 10, 2003.

                                  EXHIBIT INDEX

   Exhibit     Description of Exhibits
     No.       -----------------------
   -------

     2.1 Agreement and Plan of Reorganization dated January 31, 1999 among the Registrant and Gregory Rotman, Richard Rotman, Marc Stengel and Hannah Kramer (incorporated by reference from Exhibit 2.1 to Form 8-K filed March 10, 1999)

     2.2 Asset Purchase Agreement dated November 8, 2000 among the Registrant, CSEI and Discribe (incorporated by reference to Exhibit 2.1 to Form 8-K filed on November 22, 2000)

     2.3 Agreement and Plan of Merger dated October 23, 2001, by and among the Company, Rotman Collectibles, Inc., and Leslie Rotman (incorporated by reference from Exhibit 2.1 to Form 8-K filed on November 21, 2001)

     3.1       Certificate of Incorporation, as amended on January 4, 2002*

     3.2       Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.2 to Form 10-KSB, filed April 14, 2000)

     4.1 Specimen of certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Form SB-2/A filed on December 1,
               2000)

     4.2 Convertible Note, dated November 7, 2001, issued to Leslie Rotman pursuant to Agreement and Plan of Merger (incorporated by reference from Exhibit 4.1 to Form 8-K filed on November 21,
               2001)

     4.3 Convertible Note, dated November 7, 2001, issued to Augustine Fund, L.P., pursuant to Loan Agreement (incorporated by reference from Exhibit 4.2 to Form 8-K filed on November 21, 2001)

     4.4 Registration Rights Agreement, dated November 7, 2001, by and between Leslie Rotman and the Company (incorporated by reference from Exhibit 4.3 to Form 8-K filed on November 21, 2001)

     4.5 Registration Rights Agreement, dated November 7, 2001, by and between Augustine Fund, L.P. and the Company (incorporated by reference from Exhibit 4.4 to Form 8-K filed on November 21,
               2001)

     10.1 Lease Agreement, dated July 26, 1999 between 100 Painters Mill, LLC and the Registrant and First Amendment to Lease Agreement, dated December 31, 1999 (incorporated by reference to Exhibit
               10.5 to Form 10-KSB filed on April 14, 2000)

     10.2 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Form SB-2/A filed on December 1, 2000)

     10.3      1999 Omnibus Share Plan (incorporated by reference to Exhibit
               10.3 to Form SB-2/A filed on December 1, 2000)

     10.4 Internet Data Center Services Agreement dated July 21, 1999 between the Registrant and Exodus Communications, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-KSB filed on May 11, 2001)

     10.5 Securities Purchase Agreement dated March 23, 2000 between the Registrant and Augustine Fund, LP. (incorporated by reference to
               Exhibit 10.2 to Form 10-KSB filed on April 14, 2000)

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

     10.9 Escrow Agreement dated March 23, 2000 among the Registrant, Augustine Fund, LP and H. Glenn Bagwell, Jr. pursuant to Securities Purchase Agreement (incorporated by reference to
               Exhibit 10.6 to Form 10-KSB filed on April 14, 2000)

     10.10 Warrant issued by the Registrant to Delano Group Securities, LLC (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed on April 14, 2000).

     10.11 Modification Agreement dated September 19, 2000 between the Registrant and Augustine Fund, LP (incorporated by reference to
               Exhibit 4.7 to Form S-3 filed on October 25, 2000).

     10.12 Software License Agreements dated November 8, 2000 between the Registrant and CSEI (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 22, 2000)

     10.13 Escrow Agreement dated November 8, 2000 among the Registrant, CSEI, and the escrow agent Olde Monmouth Stock Transfer Co., Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 22, 2000)

     10.14 Registration Rights Agreement dated November 8, 2000 between the Registrant and CSEI (incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 22, 2000)

     10.15 Loan Agreement, dated November 7, 2001, by and between Augustine Fund, L.P. and the Company (incorporated by reference from Exhibit 10.1 to Form 8-K filed on November 21, 2001)

     10.16 2001 Non-Qualified Stock Option Plan, as amended (incorporated by reference from Exhibit 99.1 to Form S-8 filed on January 24,
               2002)

     21.1      Subsidiaries of the Registrant (included in Item I)*

     23.1      Consent of Wolf & Company, P.C.*

     99.1      Risk Factors*

     ---------------
     * filed herewith