Form 10-Q
period 2002-03-31
SALES ONLINE DIRECT INC
filed 2002-05-15
CIK 1017655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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

                             Yes [X]      No [_]

      As of May 1, 2002, the issuer had outstanding 112,715,494 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                               Yes [_]   No [X]

                            Sales Online Direct, Inc.
                                 and Subsidiary
                                   Form 10-QSB
                    For the Three Months ended March 31, 2002

                                TABLE OF CONTENTS

Part I - Financial Information

    Item 1.  Financial Statements

               Consolidated Balance Sheets
               March 31, 2002 and December 31, 2001 (unaudited)............ 3

               Consolidated Statements of Operations
               Three months ended March 31, 2002 and
               2001 (unaudited)............................................ 4

               Consolidated Statements of Cash Flows
               Three months ended March 31, 2002 and
               2001 (unaudited)............................................ 5

               Consolidated Statements of Changes in Stockholders' Equity Three months ended March 31, 2002
               (unaudited)................................................. 6

               Notes to Consolidated Financial Statements
               Three months ended March 31, 2002 and 2001.................. 7-14

    Item 2. Management's Discussion and Analysis or
            Plan of Operation.............................................. 15

  Part II - Other Information

    Item 1.    Legal Proceedings........................................... 20

    Item 2.    Changes in Securities and Use of Proceeds................... 20

    Item 3.    Defaults Upon Senior Securities............................. 20

    Item 4.    Submission of Matters to a Vote of Security Holders......... 20

    Item 5.    Other Information .......................................... 20

    Item 6.    Exhibits and Reports on Form 8-K............................ 20

    Signature.............................................................. 21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                           March 31,        December 31,
                           ASSETS                                            2002               2001
                                                                             ----               ----
Current assets:
    Cash and cash equivalents                                            $     76,260       $     47,669
    Accounts receivable                                                        14,741             15,295
    Marketable securities                                                       1,784                121
    Inventory                                                               1,158,718          1,160,810
    Prepaid expenses                                                          171,399             37,595
    Other current assets                                                       33,592             77,557
                                                                         ------------       ------------

       Total current assets                                                 1,456,494          1,339,047

Property and equipment, net                                                 1,151,596          1,136,931
Other intangible assets                                                     2,874,862          3,078,391
Debt financing costs, net                                                          --             30,000
                                                                         ------------       ------------

Total assets                                                             $  5,482,952       $  5,584,369
                                                                         ============       ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Loan payable                                                         $    232,274       $         --
    Accounts payable                                                          396,400            359,218
    Accrued expenses                                                          860,937            882,433
                                                                         ------------       ------------

       Total current liabilities                                            1,489,611          1,241,651
                                                                         ------------       ------------

Convertible debt                                                            3,703,097          4,544,968
                                                                         ------------       ------------

Stockholders' equity:
    Common stock, $.001 par value, 350,000,000 shares
     authorized; 110,133,223 and 79,683,494 shares issued
     and outstanding at March 31, 2002
     and December 31, 2001, respectively                                      110,133             79,683
    Additional paid-in capital                                             13,469,977         12,010,313
    Accumulated deficit                                                   (13,102,924)       (12,057,863)
    Unearned compensation                                                    (186,942)          (234,383)
                                                                         ------------       ------------

       Total stockholders' equity                                             290,244           (202,250)
                                                                         ------------       ------------

Total liabilities and stockholders' equity                               $  5,482,952       $  5,584,369
                                                                         ============       ============

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                                    2002              2001
                                                                    ----              ----
Revenues                                                        $    333,909      $    386,898

Cost of revenues                                                     159,982           162,270
                                                                ------------      ------------

Gross profit                                                         173,927           224,628
                                                                ------------      ------------

Operating expenses:
     Selling general and administrative expenses                     761,843           959,459
     Web site development costs                                      252,324           170,579
                                                                ------------      ------------

         Total operating expenses                                  1,014,167         1,130,038
                                                                ------------      ------------

Loss from operations                                                (840,240)         (905,410)
                                                                ------------      ------------

Other income (expense):
     Interest expense                                               (204,890)         (147,828)
     Other income                                                         69             2,258
                                                                ------------      ------------

         Total other expense                                        (204,821)         (145,570)
                                                                ------------      ------------

Loss before income taxes                                          (1,045,061)       (1,050,980)

Provision for income taxes                                                --                --
                                                                ------------      ------------

Net loss                                                        $ (1,045,061)     $ (1,050,980)
                                                                ============      ============


Loss per share (basic)                                          $      (0.01)     $      (0.02)
                                                                ============      ============


     Weighted average shares                                      92,975,922        55,031,516
                                                                ============      ============

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                             2002                 2001
                                                                             ----                 ----
Operating activities:
     Net loss                                                            $(1,045,061)         $(1,050,980)
     Adjustments to reconcile net loss to net
      cash used in operating activities
        Depreciation and amortization                                        356,674              364,831
        Amortization of unearned compensation                                 47,441               47,441
        Amortization of debt discount                                         93,403               53,750
        Stock issued in payment of services                                  206,584                   --
        Stock issued in payment of interest                                   59,836               60,000
        Stock options issued for compensation                                220,746              124,032
        Unrealized loss on marketable securities                                 (64)              (2,181)
        Changes in assets and liabilities:
           Accounts receivable                                                   554              (22,150)
           Inventory                                                           2,093              134,504
           Accounts payable                                                   37,182               (2,272)
           Accrued expenses                                                  (21,497)             404,246
           Other, net                                                        (89,838)             (33,666)
                                                                         -----------          -----------

              Net cash provided by (used in) operating activities           (131,947)              77,555
                                                                         -----------          -----------

Investing activities:
     Purchase of securities                                                   (1,599)                  --
     Proceeds from sale of securities                                             --               18,746
     Property and equipment additions                                       (137,810)             (37,605)
                                                                         -----------          -----------

              Net cash used in investing activities                         (139,409)             (18,859)
                                                                         -----------          -----------

Financing activities:
     Proceeds from loan payable                                              232,274                   --
     Proceeds from convertible debt                                           64,726                   --
     Proceeds from exercise of stock options                                   2,947                   --
                                                                         -----------          -----------

              Net cash provided by financing activities                      299,947                   --
                                                                         -----------          -----------

Net increase in cash and equivalents                                          28,591               58,696

Cash and equivalents, beginning                                               47,669              102,534
                                                                         -----------          -----------

Cash and equivalents, ending                                             $    76,260          $   161,230
                                                                         ===========          ===========

                  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

     Income taxes                                                        $        --            $      --
                                                                         ===========          ===========

     Interest                                                            $        --            $      --
                                                                         ===========          ===========

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)


                                                      Common stock          Additional
                                               --------------------------     Paid-in    Accumulated      Unearned
                                                  Shares        Amount        Capital      deficit      Compensation       Total
                                               ------------  ------------  ------------  ------------   ------------   ------------
Balance, December 31, 2001                       79,683,494  $     79,683  $ 12,010,313  $(12,057,863)  $   (234,383)  $   (202,250)

Amortization of stock-based
    compensation                                         --            --            --            --         47,441         47,441

Common stock issued in payment of
    interest on convertible debt                  2,393,400         2,394        57,442                           --         59,836

Issuance of stock options to
    employees for services                        2,477,912         2,478       218,268                           --        220,746

Payment of professional and consulting fees       1,367,289         1,367       205,217                                     206,584

Exercise of stock options                           294,750           295         2,653                                       2,948

Conversion of note payable                       23,916,378        23,916       976,084                                   1,000,000

Net loss                                                 --            --            --    (1,045,061)            --     (1,045,061)
                                               ------------  ------------  ------------  ------------   ------------   ------------

Balance, March 31, 2002                         110,133,223  $    110,133  $ 13,469,977  $(13,102,924)  $   (186,942)  $    290,244
                                               ============  ============  ============  ============   ============   ============

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


Note 1.   Organization

The Company operates and maintains an internet portal dedicated to collectibles in a variety of categories. The Company conducts person-to-person online auctions of its own inventory of collectibles and items posted under consignment arrangements by third party sellers.

On March 7, 2000, the Company acquired Internet Collectible Awards ("ICA") www.collectiblenet.com), an internet business that polls consumers and reports on the best Internet collectibles Web sites in a variety of categories. As consideration for the acquisition, the Company recorded accounts payable of $50,000 and issued 200,000 shares of the Company's common stock valued at $237,500 (based on the Company's stock price at the date of acquisition). The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price, $287,500, over the fair value of the assets acquired, a web site, has been allocated to other intangible assets. The Company was involved in litigation related to this transaction. Subsequent to this acquisition management obtained information that caused it to believe that, unbeknownst to the Company, the beneficial owner of ICA was an officer and significant shareholder of the Company at the time of the acquisition. The litigation was settled late in 2001.

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

On February 1, 2002 the Company entered into a Settlement Agreement and Mutual Release regarding a variety of claims by both parties to the above transaction. The settlement discharged the Company from the requirement to issue, and register, the above mentioned 711,136 shares of common stock and granted to the Company a call option for 2,283,565 shares of unregistered common stock held by CSEI as discussed in Note 6. The $300,000 value of the 711,136 common shares has been accounted for as additional amounts in excess of the fair value of the assets acquired over the purchase price and has been allocated pro-rata as a reduction of the intangible assets and property and equipment acquired.

On November 7, 2001, the Company, through a subsidiary, Rotman Collectibles Inc. (a Delaware Corporation), consummated its merger with Rotman Collectibles, Inc. (a Massachusetts Corporation) ("RCI"), a seller of movie posters. In connection with this agreement the Company issued 100 common shares in exchange for the outstanding common shares of RCI. The acquisition has been accounted for under the purchase method of accounting. In addition, the Company issued the Rotman convertible note discussed in Note 8 in the amount of $1,000,000 in exchange of a convertible note previously issued by RCI. The sole stockholder, director, and officer of RCI was Leslie Rotman, who is the mother of Gregory and Richard Rotman, both of whom are executive officers and directors of the Company.

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

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2001 which, is included in the Company's Form 10-KSB.

Principles of consolidation

      The accompanying 2002 financial statements include the accounts of Sales Online Direct, Inc. and its wholly-owned subsidiary, Rotman Collectibles, Inc., acquired on November 7, 2001. All material inter-company transactions have been eliminated.

Inventory

      Inventory consists of collectible merchandise for sale and is stated at the lower of average cost or market on a first-in, first-out (FIFO) method.

      On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at March 31, 2002 and December 31, 2001 the Company has provided for reserves totaling $180,000 and $190,000, respectively.

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

Intangible Assets

      The Company adopted Financial Accounting Standards Statements Nos. 141, "Business Combinations" (SFAS No. 141), and 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective January 1, 2002. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to acquisition. SFAS No. 142 provides that intangible assets with finite lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment.

Advertising Costs

      Advertising costs totaling approximately $23,000 in 2002 and $23,500 in 2001, are charged to expense when incurred.

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

Earnings Per Common Share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 23,643,989 as of March 31, 2002 and 20,689,655 as of March 31, 2001. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 642,250 shares and 942,000 shares at March 31, 2002 and 2001, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each year.

Asset Impairment

      The Company adopted Financial Accounting Standards Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective January 1, 2002. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flow exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using an estimate of discounted cash flow analysis.

Web Site Development Costs

      The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. During the three months ended March 31, 2002 and 2001, the Company capitalized approximately $114,500 and $37,600, respectively, of Web site development costs. Such capitalized costs are included in "Property and equipment."

Recent Accounting Pronouncements

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Company does not hold any assets affected by this statement and it is not expected to have a material impact on the Company's financial statements.

Note 3.  Intangible assets

At March 31, 2002 intangible assets are comprised of the following:

                                          Gross carrying         Accumulated
                                              Amount            Amortization
                                            ----------          ------------
         Software License                   $2,882,660              $821,918
         Acquired Web Sites                    762,301               254,582
         Domain Names                           77,025                26,489
         Customer & User Lists                 327,157                93,280
         Other                                  30,763                 8,775
                                            ----------            ----------

         Total                              $4,079,906            $1,205,044
                                            ==========            ==========

Amortization expense for the three months ended March 31, 2002 and 2001 totaled $203,530 and $223,222, respectively.

Approximate future amortization expense for the remaining life of the intangible assets is as follows:

              Year Ended
              December 31,                           Amortization
              ------------                           ------------

                 2002                                  $814,000
                 2003                                   814,000
                 2004                                   813,000
                 2005                                   637,000
                 2006                                        --

Note 4.  Loan payable

As of March 31, 2002 Augustine Fund L.P. had advanced the Company $232,274 as a loan. The Company is negotiating final terms in connection with this loan. In the absence of final terms, as of March 31, 2002 has recorded interest at 8% per annum on balances outstanding from time to time.

Note 5.  Accrued Expenses

At March 31, 2002 and December 31, 2001 accrued expenses are comprised of the following:

                                                        2002          2001
                                                        ----          ----

     General operating expenses                      $105,961      $118,472
     Professional fees                                454,720       485,356
     Lease termination costs                          100,000       100,000
     Interest                                         200,256       178,605
                                                     --------      --------

     Total                                           $860,937      $882,433
                                                     ========      ========

Note 6.  Common Stock

Call Option Agreements

      In connection with the Settlement Agreement and Mutual Release with CSEI discussed in note 1, the Company was granted call options for 2,283,565 unregistered common shares held by CSEI at an exercise price of $.001 per share. The call options are not exercisable until April 14, 2002 and expire on January 31, 2005.

Stock Options

      In July 1999, the Company granted an option to an employee to purchase 471,000 shares of common stock at $.01 per share. The option vests over a four-year period. The Company recorded unearned compensation of $757,848, based on the difference between the fair market value of the common stock at the grant date and the exercise price. The unearned compensation is being amortized over the vesting period of the option. Amortization expense related to unearned compensation amounted to $47,441 for each of the three months ended March 31, 2002 and 2001.

      On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 40,000,000 shares of its common stock. Under the 2001 Plan employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. During the three months ended March 31, 2002 and 2001 the Company granted options for 3,845,201 and 349,274 shares, respectively, at various dates aggregating $423,485 and $124,032, respectively, under this plan. All options granted during the period were exercised.

Note 7.  Income Taxes

There was no provision for income taxes for the three months ended March 31, 2002 and 2001 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

At March 31, 2002, the Company has federal and state net operating loss carry forwards of approximately $8,500,000 available to offset future taxable income that will expire through 2022.

Note 8.  Convertible Debt Financing

As of March 31, 2002 the Company has issued $4,000,000 of convertible debt, which is presented net of unamortized beneficial conversion discounts of approximately $296,900.

On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note"), due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). On November 7, 2001, the Company entered into a Loan Agreement, whereby it issued an 8% convertible note in the amount of $1,000,000, due November 7, 2003 (the "Series B Note") to Buyer. Also on November 7, 2001, the Company issued a 6% convertible note, due November 7, 2003 (the "Rotman Note"), to Leslie

Rotman, pursuant to an Agreement and Plan of Merger dated October 23, 2001 (Note
1). The Rotman Note was converted into 23,916,378 shares of common stock at conversion prices ranging from $.0298 to $.05152 per share in early January 2002.

The Series A Note is convertible into common stock at a conversion price equal to the lesser of: (1) one hundred ten percent (110%) of the lowest of the closing bid price for the common stock for the five (5) trading days prior to the date of issuance, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date.

The Series B Note is convertible into common stock at a conversion price equal to seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date.

Had the Buyer converted the Series B Note at issuance Buyer would have received $1,369,863 in aggregate value of the Company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $369,863 is being charged to interest expense over the two-year term of the related note. The total beneficial conversion discount related to this notes has been recorded as an increase in additional paid in capital and the unamortized portion as a reduction of the related note. Since the Rotman Note was fully converted in January 2002 all of the related beneficial conversion feature of $250,000 has been charged to interest expense.

In connection with the Agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to one hundred twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants expire on March 31, 2005.

In addition, the Company entered into Registration Rights Agreements whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC), on or before May 6, 2002, covering the common stock to be issued upon the conversion of the Series B and Rotman notes. The Company will pay all fees and expenses related to registration of the common stock. Estimated fees and expenses to be incurred in connection with these agreements in the amount of $25,000 have been accrued during the year ended March 31, 2002.

On March 24, 2002 the Company and Buyer signed a letter of understanding with respect to a forbearance of the full payment of the Series A Note discussed above. The letter of understanding extends settlement of the Series A Note until June 27, 2002, provides for additional ninety day extensions beyond that date until March 24, 2003, waives interest for periods after March 31, 2002 on the Series A Note, and commits Buyer to providing additional convertible financing in the amount of $1 million on terms identical to those in the Series B note. In addition, the letter of understanding extends the filing date of the Registration Rights Agreement with respect to the Series B Note to April 10, 2003.

If the Registration Statement is not declared effective by the SEC on or before June 10, 2003, then, upon written notice from the Lenders, with respect to any portion of the notes not previously converted into common stock, the applicable conversion percentage will decrease by two percent (2%) each thirty day period beginning June 10, 2003 until the earlier of November 7, 2003 or the date the Registration Statement is declared effective by the SEC.

Note 9.  Issuance of Common Stock

During the three months ended March 31, 2002 and 2001 the Company issued 2,393,400 and 227,417 shares of common stock, respectively, in connection with the payment of $59,836 and $60,000 of interest due on its Series A convertible debt.

Note 10.  Litigation

The Company leased its former technology location under an operating lease commencing on January 1, 2000 and expiring on December 31, 2004. Prior to December 31, 2000, the Company closed this facility and ceased payments. During 2001, the landlord initiated an action seeking approximately $115,000 in damages, interest and attorneys' fees. The Company is currently negotiating a settlement with the landlord. The Company has recorded an estimated liability of $100,000 in connection with this matter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Our primary business, based on our revenues, is the purchase and sale of collectibles and memorabilia. We operate an online auction site that provides a full range of services to sellers and buyers, and maintain multiple collectibles portals, offering integrated information and services to the collectibles community. The collectibles industry includes every person that collects items having either economic or sentimental value, such as antiques, sports and entertainment memorabilia, stamps, coins, figurines, dolls, collector plates, plush and die cast toys, cottage/village reproductions and other decorative or limited edition items that are intended for collecting and other memorabilia. A portal is an Internet website that enables visitors to search for, and visit, other related sites, access related services, and obtain relevant data. Over the past two years, we have been working on the development and technology of building portals. Our main focus was portal development in our own industry of collectibles; to that end, we acquired assets from Channel Space Entertainment, Inc. ("CSEI") that include the website www.CollectingChannel.com, and we acquired Rotman Collectibles, Inc. We plan to converge our multiple sites into one integrated site in 2002. We also plan to build other portals, some that will charge fees to access their services, and others to leverage company-owned technology and websites. In 2001, we developed "AuctionInc.," a suite of online management tools. We also began to sponsor more autograph signing events in 2001. Late in the first quarter of 2002 we began to offer "AuctionInc" to other online sellers. eBay has selected www.CollectingChannel.com's Ask the Appraiser(TM) as a provider of online appraisal services. Effective May 2, 2002, www.CollectingChannel.com will make its "Ask the Appraiser" service available to eBay's buyers and sellers for appraisals in more than 170 categories of memorabilia, antiques, and collectibles. The service will help individuals learn more online about their items before they buy or sell. We will manage the service and eBay will provide the marketing.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to our financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty.

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

Results of Operations

The following discussion compares the Company's results of operations for the three months ended March 31, 2002 with those for the three months ended March 31, 2001. The Company's financial statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

Revenue. For the three months ended March 31, 2002, revenue was $333,900, 96% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $321,200; gross sales on items on consignment were de minimus. Sales of the Company's own product represented 96% of gross sales. Advertising and web hosting fees were approximately $12,500 or 4% of revenues.

The Company's 2002 first quarter revenues represent a decrease of approximately $53,000 from the three-month period ended March 31, 2001, in which revenue was approximately $386,900. For the three month period ended March 31, 2001, sales of the Company's product were approximately $374,800 and sales of items on consignment were approximately $80,800, of which the Company received approximately $12,100 as fees. For that quarter, sales of the Company's own product represented 82%, and sales of consignment merchandise represented 18%, of gross sales, but, because the Company only receives a fee for sales on consignment sales, sales of the Company's own product represented 97% and sales on consignment represented 3% of the Company's revenue. There were no advertising or web hosting fees during the quarter ended March 31, 2001.

The reason for the decrease in revenues was a combination of lower sales of Company owned product of $53,600 from the same period in 2001, and lower sales of consignment goods of $11,900, offset by $12,500 of advertising and web hosting fees. Lower sales of Company owned product are the net result of lower sales of sports memorabilia, partially offset by increases in sales of movie posters. Gross profit from Company owned product sales for the three months ended March 31, 2002 was $161,000, which represents a decrease of $52,000 from the comparable quarter in 2001, in which gross profit from Company owned product sales was $213,800. Since gross margin percentages on Company owned product were nearly 6.5% lower in 2002 than in 2001, and sales of company owned product were $53,600 lower in the quarter ended March 31, 2002, the Company produced $51,000 fewer gross margin dollars. Lower consignment revenues were nearly offset by higher advertising and web hosting fees.

Operating Expenses. Total operating expenses for the three months ended March 31, 2002 were approximately $1,014,000, compared to $1,130,000 for the corresponding period in 2001. Sales, general and administrative ("SG&A") expenses for the three months ended March 31, 2002 were approximately $761,800, compared to $959,500 for the three months ended March 31, 2001. The decrease in SG&A costs includes a decrease in professional fees of $145,500, which is primarily attributable to the resolution of the Company's litigation. Depreciation and amortization decreased by approximately $36,000 due to certain assets becoming fully depreciated during 2001. Costs associated with planning, maintaining and operating our websites for the three months ended March 31, 2002 increased approximately $81,700 from the corresponding period in 2001. This increase is due primarily to increases in salaries and related costs of $56,000, amortization of $17,000, and consulting costs of $17,000, offset by decreases in computer supplies and expense of $10,000.

Interest Expense. For the quarter ended March 31, 2002, the Company incurred interest charges of approximately $205,000 associated with convertible notes and warrants, compared to interest charges of

$148,000 for the corresponding period in 2001. During 2002 the Company carried about $1,000,000 more in convertible debt than it did in 2001.

Net Loss. The Company realized a net loss for the three months ended March 31, 2002 of approximately $1,045,000, or $.0.01 per share, as compared to a loss of $1,051,000, or $.02 per share for the three months ended March 31, 2001.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

At March 31, 2002, total assets of the Company were $5,483,000 compared to $5,584,000 at December 31, 2001. The decrease was primarily due to depreciation and amortization totaling $357,000 offset by an increases in cash and prepaid expenses of $28,000 and $134,000, respectively. The increase in prepaid expenses is attributable to a $123,000 payment in late March for services to be rendered during the remainder of 2002.

Working Capital and Liquidity

Although gross margins from auctions decreased during the first quarter from those of a year ago, they have increased from the year ended December 31, 2001 and we anticipate that our suite of management tools, called "AuctionInc.", our new online appraisal service, Ask the Appraiser(TM), offered through eBay, and sales from our movie poster inventory, will produce revenues during the 2002. Management believes that we have sufficient cash commitments to fund operations during the next 12 months. The Settlement Agreement and Mutual Releases related to the CSEI assets provided us with call options for approximately 2.3 million shares of common stock. We believe that the assignment of these call options can generate between $250,000 and $500,000 of cash during the period ending March 31, 2003. In addition, on March 24, 2002, we entered into a letter of understanding with Augustine Fund, L.P. ("Augustine"), where Augustine will provide financing, at the Company's request, of up to an additional $1,000,000. We believe that these plans will result in obtaining sufficient operating cash. However, there can be no assurance that an assignment of the call options can be concluded on reasonably acceptable terms. If these assignments are not completed we will seek alternative sources of capital to support operations. In addition, the level of interest expense is not expected to continue at the same levels as it has for the last two years since, as of March 31, 2002, $1,000,000 of convertible debt will have been retired through the issuance of common stock, and $3,000,000 of the convertible debt will be non-interest bearing. The Company believes that future litigation costs will be substantially less than those incurred over the past two years due to the resolution of the Company's litigation.

On March 23, 2000 the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000, due March 31, 2002, to Augustine. The note is convertible into common stock at a conversion price equal to the lesser of: (1) $2.475 per share or (2) 73% of the average of the closing bid price for the common stock for the five trading days immediately preceding the conversion date.

In connection with the Agreement, the Company also issued warrants to Augustine and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is $2.70, 120% of the lowest of the closing bid prices for the common stock during the five trading days prior to the closing date. The warrants expire on March 31, 2005.

The $3,000,000 note was due and payable in common stock in March 2002. However, on March 24, 2002, the Company and Augustine executed a letter of understanding to forbear the note for up to one year. The note will bear no interest and Augustine is restricted with respect to trading and conversions.

On November 7, 2001, the Company issued another 8% convertible note to Augustine, in return for $1,000,000 in financing. This convertible note was issued on substantially the same terms as the original convertible note and is secured by all assets. The new funding was used to finance the Company's operations. On March 24, 2002, the Company received a commitment from Augustine to increase the permitted draw under this note to $2,000,000.

Also on November 7, 2001, the Company issued a 6% convertible note in the amount of $1,000,000 to Leslie Rotman (the "Rotman Note"), as the sole stockholder of Rotman Collectibles, Inc., upon the merger of Rotman Collectibles, Inc. into a subsidiary of the Company under the same name. Rotman Collectibles, Inc. obtained a large collection of entertainment memorabilia in connection with this transaction. In January 2002 the Rotman Note was converted into 23,916,378 shares of common stock of the Company. Management believes that sales from Rotman Collectibles, Inc. inventory will generate up to $1,000,000 in the next 12 months. The Rotman Note was issued on substantially the same terms as the original convertible note to Augustine, except that the interest rate was 6% rather than 8%, and the base price at which the note could be converted into shares of common stock of the Company was 80%, rather than 73%. Interest payments, payable in shares of common stock or cash, were due March 31, 2002.

The Company is also required to file a new registration statement with respect to the new convertible notes, or the shares issued upon conversion of the convertible notes. Pursuant to a letter of understanding dated March 24, 2002 with Augustine, a Registration Statement must be filed no later than April 10, 2003. After April 10, 2003, Augustine will be able to pay a lower conversion price if we fail to file and register timely the Registration Statement.

Had the two $1,000,000 convertible notes been converted on November 7, 2001, the holders would have received a total of approximately $2,620,000 in aggregate value of the Company's common stock upon conversion. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $620,000 is being charged to interest expense over the two-year term of the related notes. Since the Rotman note was fully converted in January 2002, substantially all the related beneficial conversion feature of $250,000 was charged to interest expense in 2001.

Forward Looking Statements

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

For example, the Company's ability to achieve positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company's inability to successfully implement the Company's business and revenue model, the collectibles community not accepting the services the Company offers, higher costs than anticipated, the Company's inability to sell its products and services to a sufficient number of customers, the Company's failure to attract sufficient interest in and traffic to its sites, the Company's inability to complete development of its sites, the failure of the Company's operating systems, and the Company's inability to increase its revenues as rapidly as anticipated. If the Company is not profitable, it will not be able to continue its business operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c) On January 14, 2002, the Company issued 2,393,400 shares of its common stock, par value $.001 per share, to the Augustine Fund, LP in payment of $59,836 interest due pursuant to the eight percent convertible note issued by the Company to the Augustine Fund, LP on March 23, 2000. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible note and the warrants issued in connection with the note for its own account. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

            In January 2002, the Company issued 23,916,378 shares of its common stock, par value $.001 per share, to Leslie Rotman, in full payment of $1,000,000 convertible note issued by the Company to Leslie Rotman on November 7, 2001. Leslie Rotman is an accredited investor who represented that she acquired the convertible note for her own account. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      None

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2002                     SALES ONLINE DIRECT, INC.
                                        Registrant

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