Form 10QSB
period 2002-06-30
SALES ONLINE DIRECT INC
filed 2002-08-13
CIK 1017655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


                         COMMISSION FILE NUMBER 0-28720

                            SALES ONLINE DIRECT, INC.
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

         Issuer's telephone number, including area code: (508) 791-6710

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

                                 Yes |X| No |_|

      As of August 5, 2002, the issuer had outstanding 120,157,447 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                            Sales Online Direct, Inc.
                                 and Subsidiary
                                   Form 10-QSB
                    For the Three Months ended June 30, 2002

                                TABLE OF CONTENTS

Part I - Financial Information

      Item 1.  Financial Statements

               Consolidated Balance Sheets
               June 30, 2002 and December 31, 2001 (unaudited) ..........    3

               Consolidated Statements of Operations Three and Six months ended June 30, 2002 and 2001
               (unaudited) ..............................................    4

               Consolidated Statements of Cash Flows
               Six months ended June 30, 2002 and
               2001 (unaudited) .........................................    5

               Consolidated Statements of Changes in Stockholders' Equity
               Six months ended June 30, 2002
               (unaudited) ..............................................    6

               Notes to Consolidated Financial Statements
               Six months ended June 30, 2002 and 2001 ..................   7-12

      Item 2.  Management's Discussion and Analysis or
               Plan of Operation ........................................   13

Part II - Other Information

      Item 1.  Legal Proceedings ........................................   18

      Item 2.  Changes in Securities and Use of Proceeds ................   18

      Item 3.  Defaults Upon Senior Securities ..........................   18

      Item 4.  Submission of Matters to a Vote of Security Holders ......   18

      Item 5.  Other Information ........................................   18

      Item 6.  Exhibits and Reports on Form 8-K .........................   19

      Signature .........................................................   20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                June 30,    December 31,
    ASSETS                                                         2002         2001

Current assets:
    Cash and cash equivalents                               $     37,437    $     47,669
    Accounts receivable                                           17,716          15,295
    Marketable securities                                            718             121
    Inventory                                                  1,091,977       1,160,810
    Prepaid expenses                                             134,484          37,595
    Other current assets                                          33,708          77,557
                                                            ------------    ------------

       Total current assets                                    1,316,040       1,339,047

Property and equipment, net                                    1,118,890       1,136,931
Other intangible assets                                        2,687,094       3,078,391
Debt financing costs, net                                             --          30,000
                                                            ------------    ------------

Total assets                                                $  5,122,024    $  5,584,369
                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                        $    308,318    $    359,218
    Accrued expenses                                             351,350         882,433
                                                            ------------    ------------
       Total current liabilities                                 659,668       1,241,651
                                                            ------------    ------------

Convertible debt                                               3,757,946       4,544,968
                                                            ------------    ------------


Stockholders' equity:
    Common stock, $.001 par value, 350,000,000 shares
    authorized; 117,797,468
     and 79,683,494 shares issued and outstanding at
     June 30, 2002
     and December 31, 2001, respectively                         117,797          79,683
    Additional paid-in capital                                14,577,094      12,010,313
    Accumulated deficit                                      (13,850,980)    (12,057,863)
    Unearned compensation                                       (139,501)       (234,383)
                                                            ------------    -------------

       Total stockholders' equity                                704,410        (202,250)
                                                            ------------    -------------

Total liabilities and stockholders' equity                  $  5,122,024    $  5,584,369
                                                            ============    ============

           See accompanying notes to consolidated financial statements

[TABLE GRAPHIC-PICTURE]
[Please provide file with data for conversion to EDGAR]

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                               2002          2001
                                                               ----          ----

Operating activities:
     Net loss                                             $(1,793,117)   $(2,029,977)
     Adjustments to reconcile net loss to net
      cash used in operating activities
        Depreciation and amortization                         711,219        736,722
        Amortization of unearned compensation                  94,882         94,882
        Amortization of debt discount                          47,804        107,500
        Beneficial conversion feature                          64,677             --
        Stock issued in payment of interest                   260,566        118,520
        Stock issued in payment of professional
                and consulting fees                           572,157         77,607
        Stock options issued for compensation                 366,721        328,877
        Unrealized loss on marketable securities                  (64)        (2,171)
        Changes in assets and liabilities:
           Accounts receivable                                 (2,421)       (34,401)
           Inventory                                           68,834        121,395
           Accounts payable                                   (50,900)       260,047
           Accrued expenses                                  (531,084)        39,446
           Other, net                                         (53,040)       (33,994)
                                                          -----------    -----------

              Net cash used in operating activities          (243,766)      (215,547)
                                                          -----------    -----------

Investing activities:
     Purchase of securities                                      (533)            --
     Proceeds from sale of securities                              --         18,747
     Intangible asset additions                               (16,000)            --
     Property and equipment additions                        (255,881)       (79,970)
                                                          -----------    -----------

              Net cash used in investing activities          (272,414)       (61,223)
                                                          -----------    -----------

Financing activities:
     Net proceeds from convertible debt                       503,000             --
     Proceeds from loan payable                                    --        206,220
     Proceeds from exercise of stock options                    2,948             --
                                                          -----------    -----------

              Net cash provided by financing activities       505,948        206,220
                                                          -----------    -----------

Net increase (decrease) in cash and equivalents               (10,232)       (70,550)

Cash and equivalents, beginning                                47,669        102,534
                                                          -----------    -----------

Cash and equivalents, ending                              $    37,437    $    31,984
                                                          ===========    ===========

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

     Income taxes                                         $        --    $        --
                                                          ===========    ===========

     Interest                                             $        --    $        --
                                                          ===========    ===========

           See accompanying notes to consolidated financial statements

               SALES ONLINE DIRECT, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 2002
                              (Unaudited)


                                              Common stock       Additional
                                              ------------        Paid-in      Accumulated     Unearned
                                           Shares      Amount     Capital        deficit     Compensation      Total
                                           ------      ------     -------        -------     ------------      -----

Balance, December 31, 2001              79,683,494   $ 79,683   $12,010,313   $(12,057,863)   $(234,383)   $  (202,250)

Amortization of stock-based
    compensation                                --         --            --             --       94,882         94,882

Common stock issued in payment of
    interest on convertible debt         3,054,556      3,055       257,511             --           --        260,566

Issuance of stock options to
    employees for services               3,530,369      3,530       363,191             --           --        366,721

Stock issued in payment of               5,570,444      5,570       566,587             --           --        572,157
    professional and consulting fees
Exercise of stock options                  294,750        295         2,653             --           --          2,948

Conversions of notes payable            25,663,855     25,664     1,214,736             --           --      1,240,400

Beneficial conversion discount             162,103    162,103

Net loss                                        --         --            --     (1,793,117)          --     (1,793,117)
                                       -----------   --------   -----------   ------------    ---------    -----------

Balance, June 30, 2002                 117,797,468   $117,797   $14,577,094   $(13,850,980)   $(139,501)   $   704,410
                                       ===========   ========   ===========   ============    =========    ===========

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

Note 1. Organization

The Company operates and maintains an internet portal dedicated to collectibles in a variety of categories. The Company conducts person-to-person online auctions of its own inventory of collectibles and items posted under consignment arrangements by third party sellers.

On March 7, 2000, the Company acquired Internet Collectible Awards ("ICA") www.collectiblenet.com, an internet business that polls consumers and reports on the best internet collectibles web sites in a variety of categories. As consideration for the acquisition, the Company recorded accounts payable of $50,000 and issued 200,000 shares of the Company's common stock valued at $237,500 (based on the Company's stock price at the date of acquisition). The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price, $287,500, over the fair value of the assets acquired, a web site, has been allocated to other intangible assets. The Company was involved in litigation related to this transaction. Subsequent to this acquisition management obtained information that caused it to believe that, unbeknownst to the Company, the beneficial owner of ICA was an officer and significant shareholder of the Company at the time of the acquisition. The litigation was settled late in 2001.

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

On February 1, 2002 the Company entered into a Settlement Agreement and Mutual Release regarding a variety of claims by both parties to the CSEI transaction. The settlement discharged the Company from the requirement to issue, and register, the above mentioned 711,136 shares of common stock and granted to the Company a call option for 2,283,565 shares of unregistered common stock held by CSEI as discussed in Note 6. The $300,000 value of the 711,136 common shares has been accounted for as additional amounts in excess of the fair value of the assets acquired over the purchase price and has been allocated pro-rata as a reduction of the intangible assets and property and equipment acquired.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2001 which is included in the Company's Form 10-KSB.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at June 30, 2002 and December 31, 2001 the Company has provided for reserves totaling $180,000 and $190,000, respectively.

Revenue Recognition

The Company generates revenue on sales of its purchased inventory, from fees and commissions on sales of merchandise under consignment type arrangements, from web hosting services, from appraisal services, and from advertising and promotional services.

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

Appraisal revenues are recognized when the appraisal is delivered to the customer.

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

Advertising Costs

Advertising costs totaling approximately $44,000 in 2002 and $39,200 in 2001, are charged to expense when incurred.

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

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 71,150,413 as of June 30, 2002 and 136,986,301 as of June 30, 2001. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 642,250 shares and 937,000 shares at June 30, 2002 and 2001, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each period.

Asset Impairment

The Company adopted Financial Accounting Standards Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective January 1, 2002. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefits of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flow exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using an estimate of discounted cash flow analysis.

Web Site Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. During the six months ended June 30, 2002 and 2001, the Company capitalized approximately $228,000 and $78,600, respectively, of Web site development costs. Such capitalized costs are included in "Property and equipment."

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Company does not hold any assets affected by this statement and it is not expected to have a material impact on the Company's financial statements.

Note 3. Intangible assets

At June 30, 2002 intangible assets are comprised of the following:

                                             Gross carrying     Accumulated
                                                 Amount        Amortization
                                                 ------        ------------
      Software License                         $2,882,660       $  965,692
      Acquired Web Sites                          762,301          292,637
      Domain Names                                 77,025           30,341
      Customer & User Lists                       327,157          109,597
      Patent pending                               16,000              236
      Other                                        30,763           10,309
                                               ----------       ----------

      Total                                    $4,095,906       $1,408,812
                                               ==========       ==========

Amortization expense for the six months ended June 30, 2002 and 2001 totaled $407,297 and $434,960, respectively.

Approximate future amortization expense for the remaining life of the intangible assets is as follows:

                        Year ended
                        December 31                       Amortization
                        -----------                       ------------
                          2002                              $815,000
                          2003                               815,000
                          2004                               814,000
                          2005                               638,000
                          2006 and thereafter annually         1,000

Note 4. Accrued Expenses

At June 30, 2002 and December 31, 2001 accrued expenses are comprised of the following:

                                                   June 30,     December 31,
                                                     2002            2001
                                                   --------       --------

      General operating expenses                   $193,457       $218,472
      Professional fees                             130,750        485,356
      Interest                                       27,143        178,605
                                                   --------       --------

      Total                                        $351,350       $882,433
                                                   ========       ========

Note 5. Common Stock

Call Option Agreements

In connection with the Settlement Agreement and Mutual Release with CSEI discussed in note 1, the Company was granted call options for 2,283,565 unregistered common shares held by CSEI at an exercise price of $.001 per share. The call options expire on January 31, 2005.

Stock Options

In July 1999, the Company granted an option to an employee to purchase 471,000 shares of common stock at $.01 per share. The option vests over a four-year period. The Company recorded unearned compensation of $757,848, based on the difference between the fair market value of the common stock at the grant date and the exercise price. The unearned compensation is being amortized over the vesting period of the option. Amortization expense related to unearned compensation amounted to $94,882 for each of the six months ended June 30, 2002 and 2001.

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 40,000,000 shares of its common stock. Under the 2001 Plan employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. During the six months ended June 30, 2002 and 2001 the Company granted options for 9,100,813 and 3,867,599 shares, respectively, at various dates aggregating $989,013 and $325,009, respectively, under this plan. All options granted during the period were exercised.

Note 6. Income Taxes

There was no provision for income taxes for the six months ended June 30, 2002 and 2001 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

At June 30, 2002, the Company has federal and state net operating loss carry forwards of approximately $9,200,000 available to offset future taxable income that will expire through 2022.

Note 7. Convertible Debt Financing

As of June 30, 2002 the Company has issued $4,197,874 of convertible debt, which is presented net of unamortized beneficial conversion discounts of approximately $439,928.

On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note"), due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The Series A Note, as most recently modified on May 21, 2002, is convertible into common stock at a conversion price equal to the lesser of: (1) $.375 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. In connection with the Agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants expire on March 31, 2005. The May 21, 2002 modification extended the maturity date of the note until September 30, 2002, provided for additional ninety-day extensions beyond that date until March 31, 2005, waived interest for periods after March 31, 2002, and released the Company from all requirements to register any common shares issuable under the note or to keep any existing registration statement effective. As of June 30, 2002 the outstanding balance of this note was $2,759,600, since $240,400 had been converted into 1,747,477 shares of the Company's common stock at conversion prices ranging from $.0729 to $.2261 per share during the three months ended June 30, 2002.

On November 7, 2001, the Company entered into a Loan Agreement, whereby it issued an 8% convertible note in the amount of $1,000,000, due November 7, 2003 (the "Series B Note") to Buyer. This note was modified on May 21, 2002 to, among other things, allow the Company to borrow up to $2,000,000. The Series B Note, as modified, is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Based upon advances through June 30, 2002, had the Buyer converted the Series B Note at issuance, Buyer would have received $1,971,238 in aggregate value of the company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $532,964 is being charged to interest expense over the term of the related note. The total beneficial conversion discount related to this note has been recorded as an increase in additional paid in capital and the unamortized portion as a reduction of the related note. In addition, the Company entered into a Registration Rights Agreements whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) within sixty (60) days of a request from the Buyer (Filing Date), covering the common stock to be issued upon the conversion of the Series B Note. If this Registration Statement is not declared effective by the SEC within sixty (60) days of the filing dated the conversion percentage shall decrease by two (2%) for each month that the Registration Statement is not declared effective. The May 21, 2002 modification extended the maturity date of the Series B Note to November 7, 2004, provided the opportunity to extend the maturity date to November 7, 2005, required that principal and interest be payable in shares of common stock, or cash, at the discretion of the Company, and provided that any fees or expenses related to any registration of the common stock will be borne equally by the Company and the Buyer, or entirely by the Buyer in the case of a filing by Buyer and filed before April 10, 2003.

On November 7, 2001, the Company entered into a second Loan Agreement whereby it issued a 6% convertible note, due November 7, 2003 (the "Rotman Note"), to Leslie Rotman, pursuant to an Agreement and Plan of Merger dated October 23, 2001 (Note 1). The Rotman Note was converted into 23,916,378 shares of common stock at conversion prices ranging from $.0298 to $.05152 per share in early January 2002. Since the Rotman Note was fully converted in January 2002 the related beneficial conversion feature of $250,000 has been charged to interest expense.

Note 8. Issuance of Common Stock

During the six months ended June 30, 2002 and 2001 the Company issued 3,054,556 and 620,169 shares of common stock, respectively, in connection with the payment of $260,565 and $118,520 of interest due on its convertible debt.

In addition, during the six months ended June 30, 2002 and 2001 the Company issued 5,570,444 and 663,930 shares of common stock, respectively, in connection with the payment of $572,158 and $77,607 of legal and consulting fees.

Note 9. Litigation

The Company leased its former technology location under an operating lease commencing on January 1, 2000 and expiring on December 31, 2004. Prior to December 31, 2000, the Company abandoned this facility and ceased payments required under the lease. During 2001, the landlord initiated an action seeking approximately $115,000 in damages, interest and attorneys' fees. The Company is currently negotiating a settlement with the landlord and has recorded an estimated liability in connection with this matter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Our primary business, based on our revenues, is the purchase and sale of collectibles and memorabilia. We operate an online auction site that provides a full range of services to sellers and buyers, and maintain multiple collectibles portals, offering integrated information and services to the collectibles community. The collectibles industry includes every person that collects items having either economic or sentimental value, such as antiques, sports and entertainment memorabilia, stamps, coins, figurines, dolls, collector plates, plush and die cast toys, cottage/village reproductions and other decorative or limited edition items that are intended for collecting and other memorabilia. A portal is an Internet website that enables visitors to search for, and visit, other related sites, access related services, and obtain relevant data. Over the past two years, we have been working on the development and technology of building portals and websites. Our main focus was portal development in our own industry of collectibles; to that end, we acquired assets from Channel Space Entertainment, Inc. ("CSEI") that include the website www.CollectingChannel.com, and we acquired Rotman Collectibles, Inc. During 2002 we merged the best of our different collectibles portals and websites into the Collecting Channel website. We also plan to build other portals, some that will charge fees to access their services, and others to leverage company-owned technology and websites.

In 2001, we developed "AuctionInc.," a suite of online management tools primarily to help companies that we provide web-hosting and order processing services to. Early in the third quarter of 2002 we began to offer "AuctionInc" to other online sellers. We also began sponsoring more premium autograph signing events in 2002, and hosting these in various venues throughout New England. Late in the first quarter of 2002 we began to offer "AuctionInc" to other online sellers. eBay has selected www.CollectingChannel.com's Ask the Appraiser(TM) as a provider of online appraisal services. Effective May 2, 2002, www.CollectingChannel.com made its "Ask the Appraiser" service available to eBay's buyers and sellers for appraisals in more than 170 categories of memorabilia, antiques, and collectibles. This service is designed to help individuals learn more online about their items before they buy or sell. We manage the service and eBay provides the marketing.

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

Six months ended June 30, 2002 and 2001

The following discussion compares the Company's results of operations for the six months ended June 30, 2002 with those for the six months ended June 30, 2001.

Revenue. For the six months ended June 30, 2002, revenue was $655,800, 96% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $631,200; gross sales on items on consignment were de minimus. Sales of the Company's own product represented 96% of gross sales. Advertising and web hosting fees were approximately $18,600 or 3% of revenues. Appraisal fees related to Ask the Appraiser were 1% of revenues.

The Company's 2002 revenues represent an increase of approximately $79,100 (14%) from the comparable period in 2001, in which revenue was approximately $576,600. For the six month period ended June 30, 2001, sales of the Company's product were approximately $510,100 and sales of items on consignment were approximately $96,900, of which the Company received approximately $14,500 as fees. For that quarter, sales of the Company's own product represented 77%, and sales of consignment merchandise represented 15%, of gross sales, but, because the Company only receives a fee for sales on consignment sales, sales of the Company's own product represented 88% and sales on consignment represented 3% of the Company's revenue. Advertising and web hosting fees during 2001 were $52,000 or 9% of revenues.

The reason for the increase in revenues was a combination of higher sales of Company owned product of $121,100 from the same period in 2001 and the Ask the Appraiser revenues offset by lower sales of consignment goods of $14,100 and lower advertising and web hosting revenues of $33,400. Higher sales of Company owned product were the net result of higher sales of both sports memorabilia and movie posters. Gross profit from Company owned product sales for the six months ended June 30, 2002 was $259,650, which represents a decrease of $21,300 from the comparable period in 2001, in which gross profit from Company owned product sales was $280,900. Since gross margin percentages on Company owned product were nearly 14% lower in 2002 than in 2001, and sales of company owned product were $121,100 higher in 2002, the Company produced $21,300 less gross margin dollars. Lower consignment revenues and web hosting and advertising revenues were partially offset by the new Appraiser revenues.

Operating Expenses. Total operating expenses for the six months ended June 30, 2002 were approximately $1,821,900, compared to $2,085,873 for the corresponding period in 2001. Sales, general and administrative ("SG&A") expenses for the six months ended June 30, 2002 were approximately $1,456,500, compared to $1,709,500 for the six months ended June 30, 2001. The decrease in SG&A costs includes a decrease in professional fees of $206,400, which is primarily attributable to the resolution of the Company's litigation and resolution of balances due various professionals. Depreciation and amortization decreased by approximately $47,400 due to certain assets becoming fully depreciated during 2001. Costs associated with planning, maintaining and operating our websites for the six months ended June 30, 2002 decreased approximately $11,100 from the corresponding period in 2001. This decrease is due primarily to decreases in consulting of $62,500, offset by an increase in depreciation and amortization of $59,400.

Interest Expense. For the six months ended June 30, 2002, the Company incurred interest charges of approximately $251,600 associated with convertible notes, compared to interest charges of $293,900 for the corresponding period in 2001. The decrease of $42,300 is attributable to approximately $3,000,000 of convertible debt becoming non-interest bearing effective April 1, 2002, and full recognition as of March 31, 2002 of warrants and deferred finance fees, offset by charges associated with new convertible debt.

Net Loss. The Company realized a net loss for the six months ended June 30, 2002 of approximately $1,793,000, or $.0.02 per share, as compared to a loss of $2,030,000, or $.04 per share for the six months ended June 30, 2001.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Three months ended June 30, 2002 and 2001

The following discussion compares the Company's results of operations for the three months ended June 30, 2002 with those for the three months ended June 30, 2001.

Revenue. For the three months ended June 30, 2002, revenue was $321,900, 96% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $310,000; gross sales on items on consignment were de minimus. Sales of the Company's own product represented 96% of gross sales. Advertising and web hosting fees were approximately $6,000 or 2% of revenues. Appraisal fees related to Ask the Appraiser were 2% of revenues

The Company's 2002 second quarter revenues represent an increase of approximately $132,000 (70%) from the three-month period ended June 30, 2001, in which revenue was approximately $189,700. For the three month period ended June 30, 2001, sales of the Company's product were approximately $161,000 and sales of items on consignment were approximately $15,900, of which the Company received approximately $2,000 as fees. For that quarter, sales of the Company's own product represented 79%, and sales of consignment merchandise represented 8%, of gross sales, but, because the Company only receives a fee for sales on consignment sales, sales of the Company's own product represented 85% and sales on consignment represented 1% of the Company's revenue. Advertising and web hosting fees during the quarter ended March 31, 2001 were $26,500 or 14% of revenues.

The reason for the increase in revenues was a combination of higher sales of Company owned product of $149,100 from the same period in 2001 and the Ask the Appraiser revenues offset by lower sales of consignment goods of $2,200 and lower advertising and web hosting revenues of $20,500. Higher sales of Company owned product were the net result of higher sales of both sports memorabilia and movie posters. Gross profit from Company owned product sales for the three months ended June 30, 2002 was $98,400, which represents an increase of $4,500 from the comparable quarter in 2001, in which gross profit from Company owned product sales was $93,900. Since gross margin percentages on Company owned product were nearly 27% lower in 2002 than in 2001, and sales of company owned product were $149,100 higher in the quarter ended June 30, 2002, the Company produced $4,500 more gross margin dollars. Lower consignment revenues and web hosting and advertising revenues were partially offset by the new Ask the Appraiser revenues.

Operating Expenses. Total operating expenses for the three months ended June 30, 2002 were approximately $807,700, compared to $955,800 for the corresponding period in 2001. Sales, general and administrative ("SG&A") expenses for the three months ended June 30, 2002 were approximately $694,700, compared to $750,000 for the three months ended March 31, 2001. The decrease in SG&A costs includes a decrease in professional fees of $60,900, which is primarily attributable to the resolution of the Company's litigation and resolution of balances due various professionals. Depreciation and amortization decreased by approximately $11,400 due to certain assets becoming fully depreciated during 2001. Costs associated with planning, maintaining and operating our websites for the three months ended June 30, 2002 decreased approximately $92,800 from the corresponding period in 2001. This decrease is due primarily to decreases in salaries and related costs of $134,700, offset by an increase in depreciation and amortization of $42,300.

Interest Expense. For the quarter ended June 30, 2002, the Company incurred interest charges of approximately $46,700 associated with convertible notes, compared to interest charges of $146,000 for the corresponding period in 2001. The decrease of $99,300 is attributable to approximately $3,000,000 of convertible debt becoming non-interest bearing on effective April 1, 2002, and full recognition as of March 31, 2002 of Warrants and deferred finance fees, offset by charges associated with new convertible debt.

Net Loss. The Company realized a net loss for the three months ended June 30, 2002 of approximately $748,000, or $.0.01 per share, as compared to a loss of $979,000, or $.02 per share for the three months ended June 30, 2001.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

At June 30, 2002, total assets of the Company were $5,122,000 compared to $5,584,000 at December 31, 2001. The decrease was primarily due to depreciation and amortization totaling $711,000 and inventory reductions of $69,000 offset by increases in property and equipment and intangible assets of $272,000 and prepaid expenses of $97,000. The increase in prepaid expenses is principally attributable to a $97,000 payment in late March for services to be rendered during the remainder of 2002.

Working Capital and Liquidity

Although gross margins from auctions decreased during 2002 from those of a year ago, they have increased from the year ended December 31, 2001 and we anticipate that our suite of management tools, called "AuctionInc.", our new online appraisal service, Ask the Appraiser(TM), offered through eBay, and sales from our movie poster inventory, will produce revenues during the remainder of 2002 and beyond. Management believes that we have sufficient cash commitments to fund operations during the next 12 months. The Settlement Agreement and Mutual Releases related to the CSEI assets provided us with call options for approximately 2.3 million shares of common stock. We believe that the assignment of these call options can generate between $250,000 and $500,000 of cash during the period ending March 31, 2003. In addition, on May 21, 2002, we entered into modification agreements with Augustine Fund, L.P. ("Augustine"), where Augustine will provide financing, at the Company's request, of up to an additional $1,000,000. We believe that these plans will result in obtaining sufficient operating cash. However, there can be no assurance that an assignment of the call options can be concluded on reasonably acceptable terms. If these assignments are not completed we will seek alternative sources of capital to support operations. In addition, the level of interest expense is not expected to continue at the same levels as it has for the last two years since, as of June 30, 2002, $1,240,400 of convertible debt has been retired through the issuance of common stock, and $2,759,600 of the convertible debt became non-interest bearing. The Company believes that future legal costs will be substantially less than those incurred over the past two years due to the resolution of the Company's litigation.

At June 30, 2002 current liabilities were $660,000 compared with $1,242,000 at December 31, 2001. During the six months ended June 30, 2002 current liabilities were reduced primarily through the issuance of common stock for interest and professional fees, and agreed upon settlements of various professional fee liabilities.

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

The $3,000,000 note was due and payable in common stock in March 2002. However, on March 24, 2002, the Company and Augustine executed a letter of understanding to forbear the note for up to one year. On May 21, 2002 the Company and Augustine entered into a modification agreement that extended settlement of the note until September 30, 2002, provided for additional extensions beyond that date until March 31, 2005, changed the conversion ratio's fixed price from $2.475 to $.375, and waived interest for periods after March 31, 2002. As of June 30, 2002 Augustine had converted $240,400 of this note into common stock.

On November 7, 2001, the Company issued another 8% convertible note to Augustine, in return for $1,000,000 in financing. This convertible note was issued on substantially the same terms as the original convertible note and is secured by all assets. The new funding was used to finance the Company's operations. On May 21, 2002, the Company and Augustine entered into a modification agreement with respect to this note that, among other things, increased the amount that can be borrowed to $2,000,000, added a fixed price to the conversion ratio of $.25, and extended the maturity date to November 7, 2004, within an additional extension to November 7, 2005 permitted by either party.

Also on November 7, 2001, the Company issued a 6% convertible note in the amount of $1,000,000 to Leslie Rotman (the "Rotman Note"), as the sole stockholder of Rotman Collectibles, Inc., upon the merger of Rotman Collectibles, Inc. into a subsidiary of the Company under the same name. Rotman Collectibles, Inc. obtained a large collection of entertainment memorabilia in connection with this transaction. In January 2002 the Rotman Note was converted into 23,916,378 shares of common stock of the Company. Management believes that sales from Rotman Collectibles, Inc. inventory will generate up to $500,000 in the next 12 months. The Rotman Note was issued on substantially the same terms as the original convertible note to Augustine, except that the interest rate was 6% rather than 8%, and the base price at which the note could be converted into shares of common stock of the Company was 80%, rather than 73%.

Had periodic advances under the November 7, 2002 convertible notes been converted upon issuance, the holders would have received a total of approximately $781,965 more in aggregate value of the Company's common stock than they had advanced. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $781,965 is being charged to interest expense over the term of the related notes. Since the Rotman note was fully converted in January 2002, substantially all the related beneficial conversion feature of $250,000 was charged to interest expense in 2001.

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

Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this Report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Exhibit 99.1, "Risk Factors", in the Company's Form 10-KSB for the fiscal year ended December 31, 2001.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 14, 2002 and April 1, 2002, the Company issued 2,393,400 and 428,083 shares of its common stock, par value $.001 per share, to the Augustine Fund, L.P. in payment of $59,836 and $150,000, respectively, of interest due pursuant to the eight percent convertible note issued by the Company to the Augustine Fund, L.P. on March 23, 2000. In addition, during the second quarter of 2000, Augustine Fund, L.P. converted $240,400 the March 23, 2000 eight percent convertible note into 1,747,477 shares of common stock of the Company. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible notes and the warrants issued in connection with the note for its own account. The issuance of the securities is exempt from registration under
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

In January 2002, the Company issued 23,916,378 shares of its common stock, par value $.001 per share, to Leslie Rotman, in full payment of a $1,000,000 convertible note issued by the Company to Leslie Rotman on November 7, 2001. Leslie Rotman is an accredited investor who represented that she acquired the convertible note for her own account. Leslie Rotman is the mother of the CEO and CFO of the Company. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

In addition, on May 29, 2002, the Company issued 147,326 and 85,747 shares, respectively, of its common stock, par value $.001 per share, to the Augustine Fund, L.P. and Leslie Rotman in payment of $30,974 and $19,756, respectively, of interest due pursuant to the November 7, 2001 convertible notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Pursuant to a Third Amended Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P., the maturity date of the $3,000,000 eight percent convertible note, dated March 23, 2000, has been extended from March 23, 2002, to September 30, 2002, with additional extensions permitted by either party until March 31, 2005. The Third Amended Modification Agreement provides that interest is no longer payable by the Company on the note, and that the fixed conversion price at which principal may be converted into shares is decreased to $.375 per share. Augustine Fund, L.P. may convert principal into shares at a conversion price equal to 73% of the closing bid price for the Company's common stock for the five (5) trading days immediately preceding the conversion date if such amount is less than the fixed conversion price.

Pursuant to a Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P., the Company may borrow up to $2,000,000 rather than $1,000,000 under its Loan Agreement with Augustine Fund, L.P. dated November 7, 2001. The Modification Agreement also creates a fixed conversion price of $.25, so that principal on the note is convertible into the lesser of (1) $.25 per share, or (2) 73% of the average of the closing bid price for the Company's common stock for the five (5) trading days immediately preceding the conversion date. The Modification Agreement also extends the maturity date of the loan from November 7, 2003, to November 7, 2004, with an additional extension to November 7, 2005, permitted by either party. Principal and interest are payable in stock or cash, in the discretion of the Company, rather than Augustine Fund, L.P., and any fees and expenses related to registration of the convertible note will be paid equally by the Company and Augustine Fund, L.P. if the registration is required by Augustine Fund, L.P. to be filed on or after April 10, 2003, and solely by Augustine Fund, L.P. if the registration is required by Augustine Fund, L.P. to be filed before April 10, 2003.

The Company and Augustine Fund, L.P. entered into a second Loan Agreement, dated May 21, 2002, for the extension of an additional $1,000,000, pursuant to an eight percent convertible note, beginning April 1, 2003. Augustine Fund, L.P. is not required to make the loan if it does not receive, from April 1, 2002 through April 30, 2003, at least $2,000,000 in aggregate proceeds from its sale of the Company's securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      4.1 Third Amended Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P.

      4.2 Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P.

      10.1 Loan Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P.

      99.1 Certification of CEO pursuant to Section 906 of the 2002 Sarbanes-Oxley Act

      99.2 Certification of CFO pursuant to Section 906 of the 2002 Sarbanes-Oxley Act


(b)   Reports on Form 8-K

      None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2002                       SALES ONLINE DIRECT, INC.
                                             Registrant


                                             /s/  Gregory Rotman
                                             Gregory Rotman, President


                                             /s/  Richard Rotman
                                             Richard Rotman, Chief Financial
                                             Officer, Vice President
                                             and Secretary

                                LIST OF EXHIBITS

Exhibit No. Description

4.1 Third Amended Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P.

4.2 Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P.

10.1 Loan Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P.

99.1        Certification of CEO pursuant to Section 906 of the 2002
            Sarbanes-Oxley Act

99.2        Certification of CFO pursuant to Section 906 of the 2002
            Sarbanes-Oxley Act