Form 10QSB/A
period 2002-06-30
SALES ONLINE DIRECT INC
filed 2002-08-14
CIK 1017655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A

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

                                 Yes |_| No |X|

                                Explanatory Note

This Amendment is filed to correct minor typographical errors from the Company's prior filing on Form 10-QSB. The service company that makes the Company's filing inadvertantly filed a version of the Form 10-QSB which had not been finalized or approved by the Company.

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
                                                            ============    ============

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three months      Six months      Three months     Six months
                                                      ended            ended            ended           ended
                                                   June 30, 2002    June 30, 2002    June 30, 2001   June 30, 2001
                                                   -------------    -------------    -------------   -------------


Revenues                                           $     321,863    $     655,772    $    189,734    $    576,632

Cost of revenues                                         214,497          374,479          66,915         229,185
                                                   -------------    -------------    ------------    ------------

Gross profit                                             107,366          281,293         122,819         347,447
                                                   -------------    -------------    ------------    ------------

Operating expenses:
     Selling general and administrative expenses         694,669        1,456,512         750,022       1,709,481
     Web site development costs                          113,017          365,341         205,813         376,392
                                                   -------------    -------------    ------------    ------------

        Total operating expenses                         807,686        1,821,853         955,835       2,085,873
                                                   -------------    -------------    ------------    ------------

Loss from operations                                    (700,320)      (1,540,560)       (833,016)     (1,738,426)
                                                   -------------    -------------    ------------    ------------

Other income (expense):
     Interest expense                                    (46,694)        (251,584)       (146,020)       (293,848)
     Other income (expense)                               (1,042)            (973)             39           2,297
                                                   -------------    -------------    ------------    ------------

        Total other expense                              (47,736)        (252,557)       (145,981)       (291,551)
                                                   -------------    -------------    ------------    ------------

Loss before income taxes                                (748,056)      (1,793,117)       (978,997)     (2,029,977)

Provision for income taxes                                  --               --              --              --
                                                   -------------    -------------    ------------    ------------

Net loss                                           $    (748,056)   $  (1,793,117)   $   (978,997)   $ (2,029,977)
                                                   =============    =============    ============    ============

Loss per share (basic)                             $       (0.01)   $       (0.02)   $      (0.02)   $      (0.04)
                                                   =============    =============    ============    ============

     Weighted average shares                         114,651,420      109,933,294      57,035,229      56,044,504
                                                   =============    =============    ============    ============

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                               2002          2001
                                                               ----          ----

Operating activities:
     Net loss                                             $(1,793,117)   $(2,029,977)
     Adjustments to reconcile net loss to net
      cash used in operating activities
        Depreciation and amortization                         711,219        736,722
        Amortization of unearned compensation                  94,882         94,882
        Amortization of debt discount                          47,804        107,500
        Beneficial conversion feature                          64,677             --
        Stock issued in payment of interest                   260,566        118,520
        Stock issued in payment of professional
                and consulting fees                           572,157         77,607
        Stock options issued for compensation                 366,721        328,877
        Unrealized loss on marketable securities                1,002         (2,171)
        Changes in assets and liabilities:
           Accounts receivable                                 (2,421)       (34,401)
           Inventory                                           68,834        121,395
           Accounts payable                                   (50,900)       260,047
           Accrued expenses                                  (531,084)        39,446
           Other, net                                         (53,040)       (33,994)
                                                          -----------    -----------

              Net cash used in operating activities          (242,700)      (215,547)
                                                          -----------    -----------

Investing activities:
     Purchase of securities                                    (1,599)            --
     Proceeds from sale of securities                              --         18,747
     Intangible asset additions                               (16,000)            --
     Property and equipment additions                        (255,881)       (79,970)
                                                          -----------    -----------

              Net cash used in investing activities          (273,480)       (61,223)
                                                          -----------    -----------

Financing activities:
     Net proceeds from convertible debt                       503,000             --
     Proceeds from loan payable                                    --        206,220
     Proceeds from exercise of stock options                    2,948             --
                                                          -----------    -----------

              Net cash provided by financing activities       505,948        206,220
                                                          -----------    -----------

Net increase (decrease) in cash and equivalents               (10,232)       (70,550)

Cash and equivalents, beginning                                47,669        102,534
                                                          -----------    -----------

Cash and equivalents, ending                              $    37,437    $    31,984
                                                          ===========    ===========

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

     Income taxes                                         $        --    $        --
                                                          ===========    ===========

     Interest                                             $        --    $        --
                                                          ===========    ===========

           See accompanying notes to consolidated financial statements

               SALES ONLINE DIRECT, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 2002
                              (Unaudited)


                                              Common stock       Additional
                                              ------------        Paid-in      Accumulated     Unearned
                                           Shares      Amount     Capital        deficit     Compensation      Total
                                           ------      ------     -------        -------     ------------      -----

Balance, December 31, 2001              79,683,494   $ 79,683   $12,010,313   $(12,057,863)   $(234,383)   $  (202,250)

Amortization of stock-based
    compensation                                --         --            --             --       94,882         94,882

Common stock issued in payment of
    interest on convertible debt         3,054,556      3,055       257,511             --           --        260,566

Issuance of stock options to
    employees for services               3,530,369      3,530       363,191             --           --        366,721

Stock issued in payment of
    professional and consulting fees     5,570,444      5,570       566,587             --           --        572,157
Exercise of stock options                  294,750        295         2,653             --           --          2,948

Conversions of notes payable            25,663,855     25,664     1,214,736             --           --      1,240,400

Beneficial conversion discount                  --         --       162,103             --           --        162,103

Net loss                                        --         --            --     (1,793,117)          --     (1,793,117)
                                       -----------   --------   -----------   ------------    ---------    -----------

Balance, June 30, 2002                 117,797,468   $117,797   $14,577,094   $(13,850,980)   $(139,501)   $   704,410
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

On February 1, 2002 the Company entered into a Settlement Agreement and Mutual Release regarding a variety of claims by both parties to the CSEI transaction. The settlement discharged the Company from the requirement to issue, and register, the above mentioned 711,136 shares of common stock and granted to the Company a call option for 2,283,565 shares of unregistered common stock held by CSEI as discussed in Note 5. The $300,000 value of the 711,136 common shares has been accounted for as additional amounts in excess of the fair value of the assets acquired over the purchase price and has been allocated pro-rata as a reduction of the intangible assets and property and equipment acquired.

On November 7, 2001, the Company, through a subsidiary, Rotman Collectibles Inc. (a Delaware Corporation), entered into a merger agreement with Rotman Collectibles, Inc. (a Massachusetts Corporation) ("RCI"), a seller of movie posters. In connection with this agreement the Company issued 100 common shares in exchange for the outstanding common shares of RCI. The acquisition has been accounted for under the purchase method of accounting. In addition, the Company issued the Rotman convertible note discussed in Note 7 in the amount of $1,000,000 in exchange of a convertible note previously issued by RCI. The sole stockholder, director, and officer of RCI was Leslie Rotman, who is the mother of Gregory and Richard Rotman, both of whom are executive officers and directors of the Company.

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

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 40,000,000 shares of its common stock. Under the 2001 Plan employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. During the six months ended June 30, 2002 and 2001 the Company granted options for 9,100,813 and 3,867,599 shares, respectively, at various dates aggregating $938,878 and $325,009, respectively, under this plan. All options granted during the period were exercised.

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

On November 7, 2001, the Company entered into a Loan Agreement, whereby it issued an 8% convertible note, secured by all assets, in the amount of $1,000,000, due November 7, 2003 (the "Series B Note") to Buyer. This note was modified on May 21, 2002 to, among other things, allow the Company to borrow up to $2,000,000. The Series B Note, as modified, is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Based upon advances through June 30, 2002, had the Buyer converted the Series B Note at issuance, Buyer would have received $1,971,238 in aggregate value of the company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $532,964 is being charged to interest expense over the term of the related note. The total beneficial conversion discount related to this note has been recorded as an increase in additional paid in capital and the unamortized portion as a reduction of the related note. In addition, the Company entered into a Registration Rights Agreements whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) within sixty (60) days of a request from the Buyer (Filing Date), covering the common stock to be issued upon the conversion of the Series B Note. If this Registration Statement is not declared effective by the SEC within sixty (60) days of the filing dated the conversion percentage shall decrease by two (2%) for each month that the Registration Statement is not declared effective. The May 21, 2002 modification extended the maturity date of the Series B Note to November 7, 2004, provided the opportunity to extend the maturity date to November 7, 2005, required that principal and interest be payable in shares of common stock, or cash, at the discretion of the Company, and provided that any fees or expenses related to any registration of the common stock will be borne equally by the Company and the Buyer, or entirely by the Buyer in the case of a filing by Buyer and filed before April 10, 2003.

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

Note 8. Issuance of Common Stock

During the six months ended June 30, 2002 and 2001 the Company issued 3,054,556 and 620,169 shares of common stock, respectively, in connection with the payment of $260,566 and $118,520 of interest due on its convertible debt.

In addition, during the six months ended June 30, 2002 and 2001 the Company issued 5,570,444 and 663,930 shares of common stock, respectively, in connection with the payment of $572,157 and $77,607 of legal and consulting fees.

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