Form 10QSB
period 2002-09-30
SALES ONLINE DIRECT INC
filed 2002-11-15
CIK 1017655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


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

                                  Yes |X| No |_|

As of November 1, 2002, the issuer had outstanding 123,657,331 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                                  Yes |_| No |X|

                            Sales Online Direct, Inc.
                                 and Subsidiary
                                   Form 10-QSB
                For the Quarterly Period ended September 30, 2002

                                TABLE OF CONTENTS

Part I - Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  September 30, 2002 and December 31, 2001 (unaudited).....   3

                  Consolidated Statements of Operations
                  Three and Nine months ended September 30, 2002 and
                  2001 (unaudited).........................................   4

                  Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2002 and
                  2001 (unaudited).........................................    5

                  Consolidated Statements of Changes in Stockholders' Equity Nine months ended September 30, 2002
                  (unaudited)..............................................    6

                  Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2002 and 2001............ 7-13

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation........................................   14

         Item 3.  Controls and Procedures..................................   18

Part II - Other Information

         Item 1.  Legal Proceedings........................................   19

         Item 2.  Changes in Securities and Use of Proceeds................   19

         Item 3.  Defaults Upon Senior Securities..........................   19

         Item 4.  Submission of Matters to a Vote of Security Holders......   19

         Item 5.  Other Information........................................   19

         Item 6.  Exhibits and Reports on Form 8-K.........................   19

         Signatures........................................................   20

         Certifications....................................................20-22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   September 30,    December 31,
    ASSETS                                                             2002            2001
                                                                   -------------   -------------
Current assets:
  Cash and cash equivalents                                        $     70,836    $     47,669
  Accounts receivable                                                     7,813          15,295
  Marketable securities                                                     320             121
  Inventory                                                           1,112,137       1,160,810
  Prepaid expenses                                                       96,702          37,595
  Other current assets                                                   22,989          77,557
                                                                   ------------    ------------
   Total current assets                                               1,310,797       1,339,047

Property and equipment, net                                           1,048,086       1,136,931
Other intangible assets                                               2,483,448       3,078,391
Debt financing costs, net                                                    --          30,000
                                                                   ------------    ------------
Total assets                                                       $  4,842,331    $  5,584,369
                                                                   ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes Payable                                                    $    130,000           $  --
  Accounts payable                                                      300,077         359,218
  Accrued expenses                                                      373,813         882,433
                                                                   ------------    ------------
   Total current liabilities                                            803,890       1,241,651
                                                                   ------------    ------------
Convertible debt                                                      3,796,967       4,544,968
                                                                   ------------    ------------
Stockholders' equity (deficit):
 Common stock, $.001 par value, 350,000,000 shares
  authorized; 122,644,325 and 79,683,494 shares issued
  and outstanding at September 30, 2002
  and December 31, 2001, respectively                                   122,644          79,683
 Additional paid-in capital                                          14,936,460      12,010,313
 Accumulated deficit                                                (14,725,570)    (12,057,863)
 Unearned compensation                                                  (92,060)       (234,383)
                                                                   ------------    ------------
  Total stockholders' equity (deficit)                                  241,474        (202,250)
                                                                   ------------    ------------
  Total liabilities and stockholders' equity                       $  4,842,331    $  5,584,369
                                                                   ============    ============

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three months       Nine months       Three months       Nine months
                                             ended             ended              ended             ended
                                           September         September          September         September
                                           30, 2002          30, 2002           30, 2001          30, 2001
                                         -------------      -----------       ------------    --------------

 Revenues                                 $    275,185     $    930,958      $   231,843      $   808,475

 Cost of revenues                              149,473          523,952          138,139          367,324
                                           -----------      -----------       ----------       ----------

 Gross profit                                  125,712          407,006           93,704          441,151
                                           -----------      -----------       ----------       ----------
 Operating expenses:
   Selling general and administrative
   expenses                                    715,276        2,171,788          545,432        2,254,913
   Web site development costs                  230,170          595,511          312,760          689,152
                                           -----------      -----------       ----------       ----------

     Total operating expenses                  945,446        2,767,299          858,192        2,944,065
                                           -----------      -----------       ----------       ----------

 Loss from operations                         (819,734)      (2,360,293)        (764,488)      (2,502,914)
                                           -----------      -----------       ----------       ----------
 Other income (expense):
    Interest expense                           (80,501)        (332,085)        (156,882)        (450,730)
    Other income (expense)                      25,644           24,671              990            3,287
                                           -----------      -----------       ----------       ----------

     Total other expense                       (54,857)        (307,414)        (155,892)        (447,443)
                                           -----------      -----------       ----------       ----------

 Loss before income taxes                     (874,591)      (2,667,707)        (920,380)      (2,950,357)
 Provision for income taxes                         --               --               --               --
                                           -----------      -----------       ----------       ----------

 Net Loss                                 $   (874,591)    $ (2,667,707)     $  (920,380)     $(2,950,357)
                                           ===========      ===========       ==========       ==========

 Loss per share (basic)                   $      (0.01)    $      (0.02)     $     (0.01)     $     (0.05)
                                           ===========      ===========       ==========       ==========

   Weighted average shares                 120,464,189      113,482,167       65,036,806       59,086,018
                                           ===========      ===========       ==========       ==========

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                          2002           2001
                                                          ----           ----
 Operating activities:
  Net loss                                           $(2,667,707)   $(2,950,357)
  Adjustments to reconcile net loss to net
   cash used in operating activities
    Depreciation and amortization                      1,073,869      1,110,383
    Amortization of unearned compensation                142,323        142,323
    Amortization of debt discount                         47,804        161,250
    Beneficial conversion feature                        113,145             --
    Stock issued in payment of interest                  260,565        177,698
    Stock issued in payment of professional
     and consulting fees                                 716,807        100,900
    Stock options issued to employees for services       529,938        500,184
    Loss (gain) on marketable securities                   1,428         (3,118)
    Changes in assets and liabilities:
     Accounts receivable                                   7,482        (27,143)
     Inventory                                            48,674         88,191
     Accounts payable                                    (59,141)       247,201
     Accrued expenses                                   (508,621)        77,838
     Other, net                                           (4,539)        70,583
                                                     -----------    -----------
       Net cash used in operating activities            (297,973)      (304,067)
                                                     -----------    -----------
Investing activities:
  Purchase of securities                                  (1,627)        (2,644)
  Proceeds from sale of securities                            --         22,918
  Intangible asset additions                             (16,000)            --
  Property and equipment additions                      (344,081)       (98,170)
                                                     -----------    -----------
       Net cash used in investing activities            (361,708)       (77,896)
                                                     -----------    -----------
Financing activities:
  Net proceeds from convertible debt                     549,900             --
  Proceeds from notes payable                            130,000             --
  Proceeds from loan payable                                  --        569,940
  Payment of stock registration costs                         --       (244,600)
  Proceeds from exercise of stock options                  2,948             --
                                                     -----------    -----------
       Net cash provided by financing activities         682,848        325,340
                                                     -----------    -----------
Net increase (decrease) in cash and equivalents           23,167        (56,623)
Cash and equivalents, beginning                           47,669        102,534
                                                     -----------    -----------
Cash and equivalents, ending                         $    70,836    $    45,911
                                                     ===========    ===========

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)


                                            Common stock          Additional
                                            ------------           Paid-in     Accumulated     Unearned
                                         Shares        Amount      Capital       deficit     Compensation       Total
                                      -----------   ---------   ------------   ------------  ------------    ------------
Balance, December 31, 2001             79,683,494   $  79,683   $ 12,010,313   $(12,057,863)   $ (234,383)   $   (202,250)

Amortization of stock-based
  compensation                                 --          --             --             --       142,323         142,323

Common stock issued in payment of
  interest on convertible debt          3,054,556       3,054        257,511             --            --         260,565

Issuance of stock options to
  employees for services                5,846,150       5,846        524,092             --            --         529,938

Stock issued in payment of
  professional and consulting fees      7,421,572       7,422        709,385             --            --         716,807

Exercise of stock options                 294,750         295          2,653             --            --           2,948

Conversions of notes payable           26,343,803      26,344      1,253,056             --            --       1,279,400

Beneficial conversion discount                 --          --        179,450             --            --         179,450

Net loss                                       --          --             --     (2,667,707)           --      (2,667,707)
                                      -----------   ---------   ------------   ------------    ----------    ------------

Balance, September 30, 2002           122,644,325   $ 122,644   $ 14,936,460   $(14,725,570)   $  (92,060)   $    241,474
                                      ===========   =========   ============   ============    ==========    ============


           See accompanying notes to consolidated financial statements

                     SALES ONLINE DIRECT, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


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

     On November 8, 2000, the Company acquired certain assets of ChannelSpace Entertainment, Inc., a Virginia corporation ("CSEI") and Discribe, Ltd., ("Discribe") a Canadian corporation wholly owned by CSEI. CSEI and Discribe are converged Internet content providers and producers of affinity portals, including the CollectingChannel.com and CelticChannel.com websites. The consideration paid by the Company for the acquired assets was 7,530,000 unregistered shares of the Company's common stock valued at $4,648,996 and $300,000 worth of the Company's common stock to be registered (711,136 shares based upon the average closing bid price of the stock on the five trading days prior to February 6, 2001, the date of filing the registration statement). The assets acquired - consisting principally of software licenses, a video library, a library of articles, a user list, Domain names, furniture, and fixtures and equipment - had an estimated fair value of approximately $4,974,000. The fair values of the individual assets acquired, and the consideration paid, have been determined by independent appraisal. The excess of the fair value of the assets acquired over the purchase price, approximately $25,000, has been allocated pro-rata as a reduction of the fair values of the intangible assets acquired.

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

     On November 7, 2001, the Company, through a subsidiary, Rotman Collectibles Inc. (a Delaware Corporation), entered into a merger agreement with Rotman Collectibles, Inc. (a Massachusetts Corporation) ("RCI"), a seller of movie posters. In connection with this agreement the Company issued 100 common shares, valued at $6, in exchange for the outstanding common shares of RCI. The acquisition has been accounted for under the purchase method of accounting. In addition, the Company issued the Rotman Note discussed in Note 8 in the amount of $1,000,000 in exchange of a convertible note previously issued by RCI. The sole stockholder, director, and officer of RCI was Leslie Rotman, who is the mother of Gregory and Richard Rotman, both of whom are executive officers and directors of the Company.

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

     On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at September 30, 2002 and December 31, 2001 the Company has provided for reserves totaling $180,000 and $190,000, respectively.

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

Intangible Assets:

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

Advertising Costs

     Advertising costs totaling approximately $73,500 in 2002 and $52,600 in 2001, are charged to expense when incurred.

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

Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to inventory, intangible assets, and deferred tax asset valuation. Although these estimates are based on management's knowledge of current events and actions, they may ultimately differ from actual results.

Earnings Per Common Share

     Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 89,484,553 as of September 30, 2002 and 410,958,904 as of September 30, 2001.
The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 642,250 shares and 937,000 shares at September 30, 2002 and 2001, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each period.

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

Web Site Development Costs

     The Company accounts for website development costs in accordance with the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. During the nine months ended September 30, 2002 and 2001, the Company capitalized approximately $316,000 and $97,000, respectively, of Web site development costs. Such capitalized costs are included in "Property and equipment."

Note 3.  Intangible assets

     At September 30, 2002 intangible assets are comprised of the following:

                                      Gross carrying            Accumulated
                                          Amount               Amortization
                                      --------------           ------------
         Software License                $2,882,660              $1,109,464
         Acquired Web Sites                 762,301                 330,692
         Domain Names                        77,025                  34,192
         Customer & User Lists              327,157                 125,914
         Patent pending                      16,000                     353
         Other                               30,763                  11,843
                                         ----------             -----------
         Total                           $4,095,906              $1,612,458
                                         ==========              ==========

     Amortization expense for the nine months ended September 30, 2002 and 2001 totaled $610,943 and $652,440, respectively.

     Approximate future amortization expense at September 30, 2002 for the remaining life of the intangible assets is as follows:

                         Year Ended
                        December 31,                   Amortization

                           2002                          $205,000
                           2003                           815,000
                           2004                           814,000
                           2005                           635,000
                           2006 and thereafter             14,000

Note 4.  Notes payable

     During 2002 Steven Rotman, the father of Gregory and Richard Rotman, provided a line of credit facility that is secured by inventories. The facility bears interest at 8%, provides for maximum borrowings of $150,000, and is due August 7, 2003. Interest expense on this note was $649 during 2002. As of September 30, 2002 the balance outstanding on this line of credit was $80,000.

     At September 30, 2002 the Company is also obligated on a note payable in the amount of $50,000 to an unrelated third party. This note bears interest at 18% per annum and is due on November 26, 2002.

Note 5.  Accrued Expenses

At September 30, 2002 and December 31, 2001 accrued expenses are comprised of the following:

                                           September 30,            December 31,
                                                2002                     2001
                                           -------------            ------------

       General operating expenses            $ 224,638                $ 218,472
       Professional fees                        90,000                  485,356
       Interest                                 59,175                  178,605
                                           -------------            ------------
       Total                                 $ 373,813                $ 882,433
                                           =============            ============

Note 6.  Common Stock

Call Option Agreements

     In connection with the Settlement Agreement and Mutual Release with CSEI discussed in note 1, the Company was granted call options for 2,283,565 unregistered common shares held by CSEI at an exercise price of $.001 per share. The call options expire on January 31, 2005.

Stock Options

     In July 1999, the Company granted an option to an employee to purchase 471,000 shares of common stock at $.01 per share. The option vests over a four-year period. The Company recorded unearned compensation of $757,848, based on the difference between the fair market value of the common stock at the grant date and the exercise price. The unearned compensation is being amortized over the vesting period of the option. Amortization expense related to unearned compensation amounted to $142,323 for each of the nine months ended September 30, 2002 and 2001.

     On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 40,000,000 shares of its common stock. Under the 2001 Plan employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. During the nine months ended September 30, 2002 and 2001 the Company granted options for 13,267,722 and 11,575,702 shares, respectively, at various dates aggregating $1,246,745 and $500,184, respectively, under this plan. All options granted during the period were exercised.

Note 7.  Income Taxes

     There was no provision for income taxes for the nine months ended September 30, 2002 and 2001 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

     The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

     At September 30, 2002, the Company has federal and state net operating loss carry forwards of approximately $9,996,000 available to offset future taxable income that will expire through 2022.

Note 8.   Convertible Debt Financing

     As of September 30, 2002 the Company has issued $4,205,774 of convertible debt, which is presented net of unamortized beneficial conversion discounts of approximately $408,807.

     On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note"), due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The Series A Note, as most recently modified on May 21, 2002, is convertible into common stock at a conversion price equal to the lesser of: (1) $.375 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. In connection with the Agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to $2.70, one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants expire on March 31, 2005. A May 21, 2002 modification agreement extended the maturity date of the note until September 30, 2002, provided for additional ninety-day extensions, the first of which was exercised on September 30, 2002, beyond that date until March 31, 2005, waived interest for periods after March 31, 2002, and released the Company from all requirements to register any common shares issuable under the note or to keep any existing registration statement effective. As of September 30, 2002 the outstanding balance of this note was $2,720,600, since $279,400 had been converted into 2,427,257 shares of the Company's common stock at conversion prices ranging from $0.2358 to $0.0483 per share during the nine months ended September 30, 2002.

     On November 7, 2001, the Company entered into a Loan Agreement, whereby it issued an 8% convertible note in the amount of $1,000,000, due November 7, 2003 (the "Series B Note") to Buyer. This note was modified on May 21, 2002 to, among other things, allow the Company to borrow up to $2,000,000. The Series B Note, as modified, is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Based upon advances through September 30, 2002, had the Buyer converted the Series B Note at issuance, Buyer would have received $2,034,485 in aggregate value of the company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $549,311 is being charged to interest expense over the term of the related note. The total beneficial conversion discount related to this note has been recorded as an increase in additional paid in capital and the unamortized portion as a reduction of the related note. In addition, the Company entered into a Registration Rights Agreements whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) within sixty (60) days of a request from the Buyer (Filing Date), covering the common stock to be issued upon the conversion of the Series B Note. If this Registration Statement is not declared effective by the SEC within sixty (60) days of the filing dated the conversion percentage shall decrease by two (2%) for each month that the Registration Statement is not declared effective. The May 21, 2002 modification extended the maturity date of the Series B Note to November 7, 2004, provided the opportunity to extend the maturity date to November 7, 2005, required that principal and interest be payable in shares of common stock, or cash, at the discretion of the Company, and provided that any fees or expenses related to any registration of the common stock will be borne equally by the Company and the Buyer, or entirely by the Buyer in the case of a filing by Buyer and filed before April 10, 2003.

     On September 16, 2002, the Company made a draw request in the amount of $120,000 on Augustine's exiting $2,000,000 line of credit. Augustine has funded only a portion of that request. The Company believes that Augustine is in breach of the terms and conditions of the $2,000,000 line of credit. The Company had agreed to the forbearance of Augustine's $3,000,000 note and to the fixed conversion ratios because of Augustine's commitment of an additional $1,000,000 in financing.

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

Note 9.  Issuance of Common Stock

     During the nine months ended September 30, 2002 and 2001 the Company issued 3,054,556 and 3,193,126 shares of common stock, respectively, in connection with the payment of $260,565 and $177,698 of interest due on its convertible debt.

     In addition, during the nine months ended September 30, 2002 and 2001 the Company issued 7,421,572 and 1,734,658 shares of common stock, respectively, in connection with the payment of $716,807 and $100,900 of legal and consulting fees.

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

     In 2001, we developed "AuctionInc." a suite of online management tools primarily to help companies that use our web-hosting and order processing services. During 2002 we began to "beta test" "AuctionInc." with other online sellers and in the fourth quarter of 2002 we will launch this product on a fee for service basis. We also began sponsoring more premium autograph signing events in 2002, and hosting these in various venues throughout New England. eBay selected our Ask the Appraiser(TM) service offered through www.CollectingChannel.com as a provider of online appraisal services. Effective May 2, 2002, www.CollectingChannel.com made the "Ask the Appraiser" service available to eBay's buyers and sellers for appraisals in more than 170 categories of memorabilia, antiques, and collectibles. This service is designed to help individuals learn more online about their items before they buy or sell. We manage the service and eBay provides the marketing.

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

     Inventory: Inventory is stated at the lower of average cost or market on a first-in, first-out method. On a periodic basis we review inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, we establish reserves based upon our experience and our assessment of current product demand.

     Property and Equipment and Other Intangible Assets: Property and equipment and other intangible assets are stated at cost. Depreciation and amortization are computed over estimated useful lives that are reviewed periodically. In connection with this review we consider changes in the economic environment, technological advances, and our assessment of future revenue potential.

Results of Operations

     The Company's financial statements and notes thereto included elsewhere in this Report contain detailed information that should be referred to in conjunction with the following discussion.

Three months ended September 30, 2002 and 2001

     The following discussion compares the Company's results of operations for the three months ended September 30, 2002 with those for the three months ended September 30, 2001.

     Revenue. For the three months ended September 30, 2002, revenue was $275,200, 94.8% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $261,000 while gross sales on items on consignment were de minimus. Sales of the Company's own product represented 94.7% of gross sales. Advertising and web hosting fees were $7,900 or 2.9% of revenues. Appraisal fees related to Ask the Appraiser were 2.3% of revenues

     The Company's third quarter 2002 revenues represent an increase of $43,300 (18.7%) from the three-month period ended September 30, 2001, in which revenue was $231,800. For the three months ended September 30, 2001, sales of the Company's product were $175,600 and sales of items on consignment were de minimus. For that quarter, sales of Company owned product represented 75.7% of revenues. Advertising and web hosting fees during the quarter ended March 31, 2001 were $56,200 or 24.3% of revenues.

     The reason for the increase in revenues was a combination of higher sales of Company owned product of $85,400 from the same period in 2001 and the Ask the Appraiser revenues of $6,200, which were offset by lower advertising and web hosting revenues of $48,300. The increase in sales of Company owned product were due to higher sales of both sports memorabilia and movie posters. Gross profit from Company owned product sales for the three months ended September 30, 2002 was $115,600, which represents an increase of $76,900 from the comparable quarter in 2001, in which gross profit from Company owned product sales was $38,800. Since gross margin percentages on Company owned product in 2002 increased to 44.3% from 22.1% in 2001, and sales of company owned product were $85,400 higher in the quarter ended September 30, 2002, the Company produced $76,900 more gross margin dollars. The reason for the increase in gross margins is improved purchasing practices and an effort to seek out higher quality collectibles. Lower web hosting and advertising revenues were partially offset by the new Ask the Appraiser revenues.

     Operating Expenses. Total operating expenses for the three months ended September 30, 2002 were $945,400, compared to $858,200 for the corresponding period in 2001. Sales, general and administrative ("SG&A") expenses for the three months ended September 30, 2002 were $715,300, compared to $545,400 for the three months ended September 30, 2001. The increase in SG&A costs includes an increase in professional fees of $152,600, due to the affects of reclassification of professional fees associated with registration of the Company's common stock in 2001. Costs associated with planning, maintaining and operating our websites for the three months ended September 30, 2002 decreased approximately $82,600 from the corresponding period in 2001. This decrease is due primarily to decreases in consulting and professional fees of $121,200 offset by increases in payroll and related costs of $16,800 and depreciation of $21,800.

     Interest Expense. For the quarter ended September 30, 2002, the Company incurred interest charges of $80,500 principally associated with convertible notes, compared to interest charges of $156,900 for the corresponding period in 2001. The decrease of $76,400 is attributable to convertible debt becoming non-interest bearing on April 1, 2002, and full recognition as of March 31, 2002 of Warrants and deferred finance fees, offset by charges associated with new convertible debt and new short term borrowings.

     Net Loss. The Company realized a net loss for the three months ended September 30, 2002 of approximately $874,600, or $.01 per share, as compared to a loss of $920,400, or $.01 per share for the three months ended September 30, 2001.

     Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Nine months ended September 30, 2002 and 2001

     The following discussion compares the Company's results of operations for the nine months ended September 30, 2002 with those for the nine months ended September 30, 2001.

Revenue. For the nine months ended September 30, 2002, revenue was $931,000, 95.8% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were $892,200 while gross sales on items on consignment were de minimus. Sales of the Company's own product represented 95.6% of gross sales. Advertising and web hosting fees were approximately $26,500 or 2.8% of revenues. Appraisal fees related to Ask the Appraiser were 1.3% of revenues.

     The Company's 2002 revenues represent an increase of $122,500 (15.2%) from the comparable period in 2001, in which revenue was $808,500. For the nine month period ended September 30, 2001, sales of the Company's product were $685,700 and sales of items on consignment were $97,000, of which the Company received $14,500 as fees. Sales of the Company's own product and sales of consignment merchandise represented 77.0% and 10.9%, of gross sales, respectively, but as the Company only receives a fee for sales on consignment, Company owned product sales represented 84.8% of the Company's revenues. Advertising and web hosting fees during 2001 were $108,300 or 13.4% of revenues.

     The reason for the increase in revenues was a combination of higher sales of Company owned product of $206,500 and the Ask the Appraiser revenues of $11,900, which were offset by $14,100 less fees on consignment goods and lower advertising and web hosting revenues of $82,000. The increase in sales of Company owned product was due to higher sales of both sports memorabilia and movie posters. Gross profit from Company owned product sales for the nine months ended September 30, 2002 was $375,300, which represents an increase of $55,600 from the comparable period in 2001, in which gross profit from Company owned product sales was $319,700. The increase in gross profit is a result of the increase in sales offset by a lower gross margin on Company owned product sales. Lower consignment revenues and web hosting and advertising revenues were partially offset by the new Appraiser revenues.

     Operating Expenses. Total operating expenses for the nine months ended September 30, 2002 were approximately $2,767,300, compared to $2,944,100 for the corresponding period in 2001. Sales, general and administrative ("SG&A") expenses for the nine months ended September 30, 2002 were approximately $2,171,800, compared to $2,254,900 for the nine months ended September 30, 2001. The decrease in SG&A costs includes a decrease in professional fees of $53,800 which is primarily attributable to resolution of the Company's litigation in 2001 and settlements of balances due various professionals in 2002. Depreciation and amortization decreased by approximately $46,400 due to certain assets becoming fully depreciated during 2001. Costs associated with planning, maintaining and operating our websites for the nine months ended September 30, 2002 decreased approximately $93,600 from the corresponding period in 2001. This decrease is due primarily to a $197,000 increase in costs capitalized as website development costs, offset by increases of $22,000 in payroll and consulting and $81,200 in depreciation and amortization.

     Interest Expense. For the nine months ended September 30, 2002, the Company incurred interest charges of $332,100 principally associated with convertible notes, compared to interest charges of $450,700 for the corresponding period in 2001. The decrease of $118,600 is attributable to $3,000,000 of convertible debt becoming non-interest bearing effective April 1, 2002, and full recognition as of March 31, 2002 of warrants and deferred finance fees, offset by charges associated with new convertible debt.

     Net Loss. The Company realized a net loss for the nine months ended September 30, 2002 of approximately $2,667,700, or $.02 per share, as compared to a loss of $2,950,400, or $.05 per share for the nine months ended September 30, 2001.

     Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

     At September 30, 2002, total assets of the Company were $4,842,300 compared to $5,584,400 at December 31, 2001. The decrease was primarily due to depreciation and amortization totaling $1,073,900 and inventory reductions of $48,700 offset by increases in property and equipment and intangible assets of $360,100 and prepaid expenses of $59,100. The increase in prepaid expenses is principally attributable to the $87,600 balance of a payment in late March for services to be rendered during the remainder of 2002.

Working Capital and Liquidity

     Although gross margins from auctions during the nine months ended September 30, 2002 have decreased slightly with the same period a year ago, they have increased from the year ended December 31, 2001 and we anticipate that our suite of management tools, called "AuctionInc.", offered through our online web properties and partner sites like PayPal, an eBay Company, our new online appraisal service, Ask the Appraiser(TM), offered through eBay, and sales from our movie poster inventory, will produce revenues during the remainder of 2002 and beyond. Subject to the discussion below, management believes that we have sufficient financing, along with sufficient anticipated revenues, to fund operations during the next 12 months.

     The Settlement Agreement and Mutual Releases related to the CSEI assets provided us with call options for approximately 2.3 million shares of common stock. We believe that the assignment of these call options can generate between $125,000 and $175,000 of cash during the period ending September 30, 2003. In addition, on May 21, 2002, we entered into modification agreements with Augustine Fund, L.P. ("Augustine"), where Augustine will provide financing, at the Company's request, of up to $2,000,000. Approximately $500,000 remains available in the Augustine financing. We believe that these plans, along with the sale of inventory and services, should result in obtaining sufficient operating cash. However, there can be no assurance that an assignment of the call options can be concluded on reasonably acceptable terms or that Augustine will honor our draw requests. If the assignments are not completed or the draw requests are not honored, we may need to seek alternative sources of capital to support operations.

     At September 30, 2002 current liabilities were $803,900 compared to $1,241,700 at December 31, 2001. During the nine months ended September 30, 2002 current liabilities were reduced primarily through the issuance of common stock for interest and professional fees, and agreed upon settlements of various professional fee liabilities.

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

     In connection with the Agreement, the Company also issued warrants to Augustine and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is $2.70, which was 120% of the lowest of the closing bid prices for the common stock during the five trading days prior to the closing date. The warrants expire on March 31, 2005.

     The $3,000,000 note was due and payable in common stock in March 2002. However, on March 24, 2002, the Company and Augustine executed a letter of understanding to forbear the note for up to one year. On May 21, 2002 the Company and Augustine entered into a modification agreement that extended settlement of the note until September 30, 2002, provided for additional extensions beyond that date until March 31, 2005, changed the conversion ratio's fixed price from $2.475 to $.375, and waived interest for periods after March 31, 2002. As of September 30, 2002, Augustine had converted $279,400 of this note into common stock.

     On November 7, 2001, the Company issued another 8% convertible note to Augustine, in return for $1,000,000 in financing. This convertible note was issued on substantially the same terms as the original convertible note and is secured by all assets. The new funding was used to finance the Company's operations.

     On May 21, 2002, the Company and Augustine entered into a modification agreement with respect to the November 2001 note that, among other things, increased the amount that can be borrowed to $2,000,000, added a fixed price to the conversion ratio of $.25, and extended the maturity date to November 7, 2004, within an additional extension to November 7, 2005 permitted by either party. On September 16, 2002, the Company made a draw request in the amount of $120,000 on Augustine's existing $2,000,000 line of credit. Augustine has funded only a portion of the draw request. The Company believes that Augustine is in breach of the terms and conditions of the $2,000,000 line of credit. If Augustine does not cure its breach, the Company may need to seek alternative financing. The Company had agreed to the forbearance of Augustine's $3,000,000 note and to the fixed conversion ratios because of Augustine's commitment of an additional $1,000,000 in financing. If Augustine does not timely honor the Company's draw requests, the Company may consider the May 21, 2002 modification agreement to be null and void by paying out the $3,000,000 note based on its original terms.

     The Company issued a 6% convertible note on November 7, 2001 in the amount of $1,000,000 to Leslie Rotman (the "Rotman Note"), as the sole stockholder of Rotman Collectibles, Inc., upon the merger of Rotman Collectibles, Inc. into a subsidiary of the Company under the same name. Rotman Collectibles, Inc. obtained a large collection of entertainment memorabilia in connection with this transaction. In January 2002 the Rotman Note was converted into 23,916,378 shares of common stock of the Company. Management believes that sales from the Rotman Collectibles, Inc. inventory will generate up to $500,000 in the next 12 months. The Rotman Note was issued on substantially the same terms as the original convertible note to Augustine, except that the interest rate was 6% rather than 8%, and the base price at which the note could be converted into shares of common stock of the Company was 80%, rather than 73%.

     Had periodic advances under the November 7, 2001 convertible notes been converted upon issuance, the holders would have received a total of approximately $799,312 more in aggregate value of the Company's common stock than they had advanced. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $799,312 is being charged to interest expense over the term of the related notes. Since the Rotman note was fully converted in January 2002, substantially all the related beneficial conversion feature of $250,000 was charged to interest expense in 2001.

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

     For example, the Company's ability to achieve positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company's inability to successfully implement the Company's business and revenue model, the collectibles community not accepting the services the Company offers, higher costs than anticipated, the Company's inability to sell its products and services to a sufficient number of customers, the Company's failure to attract sufficient interest in and traffic to its sites, the Company's inability to complete development of its sites, the failure of the Company's operating systems, and the Company's inability to increase its revenues as rapidly as anticipated. If the Company is not profitable, it will not be able to continue its business operations

ITEM 3.  CONTROLS AND PROCEDURES

     Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of Gregory Rotman, the President of the Company, and Richard Rotman, the Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 14, 2002 and April 1, 2002, the Company issued 2,393,400 and 428,083 shares of its common stock, par value $.001 per share, respectively, to Augustine Fund, L.P., in payment of $59,836 and $150,000, respectively, in interest due pursuant to the eight percent convertible note issued by the Company to the Augustine Fund, L.P. on March 23, 2000. No additional interest is due on this note.

     In addition, during the third quarter of 2002, Augustine Fund, L.P. converted $39,000 of the March 23, 2000 eight percent convertible note into 699,780 shares of common stock of the Company. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible notes and the warrants issued in connection with the note for its own account. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

     The Company did not issue any shares of its common stock, par value $.001 per share, to Augustine Fund, L.P., for interest due pursuant to the eight percent convertible note issued by the Company to the Augustine Fund, L.P. on November 7, 2001.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     Effective September 24, 2002, John Martin resigned as Director of the Company and from all other management duties for the Company to devote more time as an employee to development of the Company's software.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         99.1 Certification of President and CFO pursuant to Section 906 of the 2002 Sarbanes-Oxley Act

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2002             SALES ONLINE DIRECT, INC.
                                     Registrant


                                     /s/ Gregory Rotman
                                     -------------------------------------------
                                     Gregory Rotman, President


                                     /s/ Richard Rotman
                                     -------------------------------------------
                                     Richard Rotman, Chief Financial Officer,
                                     Vice President and Secretary

                                 CERTIFICATIONS

     I, Gregory Rotman, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Sales Online Direct, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                      /s/ Gregory Rotman
                                              ----------------------------------
                                              Gregory Rotman, President

     I, Richard Rotman, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Sales Online Direct, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                 /s/ Richard Rotman
                                         ----------------------------------
                                         Richard Rotman, Chief Financial Officer

                                LIST OF EXHIBITS

Exhibit No.     Description

99.1 Certification of President and CFO pursuant to Section 906 of the 2002 Sarbanes-Oxley Act