Form 10KSB
period 2002-12-31
SALES ONLINE DIRECT INC
filed 2003-03-31
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                           Commission File No. 0-28720

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

                                 (508) 791-6710
                 Issuer's Telephone Number, Including Area Code

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

                                 Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State Issuer's revenues for its most recent fiscal year: $1,275,888.

The aggregate market value of the shares of common stock of the registrant held by non-affiliates on March 3, 2003 was approximately $5,739,093 based upon the average over the counter sales price of $.055 per share on such date (See Item
5).

As of March 3, 2003, the issuer had outstanding 131,680,307 shares of its Common Stock, par value of $0.001, its only class of voting securities.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.     Description of Business.........................................   2
Item 2.     Description of Property.........................................  10
Item 3.     Legal Proceedings...............................................  10
Item 4.     Submission of Matters to a Vote of Security Holders.............  10

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters........  11
Item 6.     Management's Discussion and Analysis or Plan of Operation.......  11
Item 7.     Financial Statements............................................  15
Item 8.     Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure.............................  15

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act...............  16
Item 10.    Executive Compensation..........................................  17
Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters.................................  19
Item 12.    Certain Relationships and Related Transactions..................  19
Item 13.    Exhibits and Reports on Form 8-K................................  20
Item 14.    Controls and Procedures.........................................  21

Signatures  ................................................................  22

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

      Whether actual results will conform to our expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the risks and uncertainties discussed in this Annual Report; general economic, market, or business conditions; the opportunities that may be presented to and pursued by us; competitive actions by other companies; changes in laws or regulations; and other circumstances, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by Sales OnLine Direct, Inc. in this Annual Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Item 1. Description of Business.

                                    BUSINESS

Our Business

      Our primary business is to operate an online auction site that provides a full range of services to sellers and buyers along with a collectibles portal offering integrated information and services to the collectibles community. A portal is an Internet website that enables visitors to search for and visit other related sites, access related services and obtain relevant data. Our collectibles community provides access to David Maloneys's Collector's Directory and Resource Guide and our Ask the Appraiser(TM) online appraisal service. The collectibles industry includes every person that collects items that have either economic or sentimental value, such as antiques, sports and entertainment memorabilia, stamps, coins, figurines, dolls, collector plates, plush and die cast toys, cottage/village reproductions and other decorative or limited edition items that are intended for collecting and other memorabilia. We also provide business management tools for online retailers with our patent pending shipping calculator and automated auction checkout and order processing system.

      For the year ended December 31, 2002, substantially all (97%) of our revenues are derived from our auction services, conducted through our Rotman Auction brand. Rotman Auction is an auction house that has provided a full range of services to sellers and buyers, including live online bidding of premier collectibles, authentication of merchandise, digital photography, fulfillment of orders and the purchase and sale of authentic memorabilia. Most of the auctions take place through eBay.com, a person-to-person auction service. Our auctions consist of sports and non-sports cards, collectibles, Americana, autographed items, and movie memorabilia, among other types of collectibles from the 1800's to the present day. Rotman Auction also maintains a substantial inventory of memorabilia with popular and historical significance which allows customers to directly purchase the memorabilia without the competition from bidders in an auction format. Most of these sales are consummated through our website located at www.rotmanauction.com. We acquire inventory in the ordinary course of our business from a number of various companies and individuals. We also may acquire inventory through acquisition of companies that own collectibles, or through the acquisition of substantially all the assets of a company that holds collectibles. Merchandise is also auctioned by Rotman Auction under consignment-type arrangements with the public where we receive a consignment fee that is paid to us from the final sale of the merchandise. Historically, our Rotman Auction operations generated approximately 97% of our revenues.

      In 2001, we began to increase our autograph signing activities under the "Rotman Auction" name. The autograph signings occur at public and private autograph signing events. We contract and pay the celebrities for their services and supply products for the event. We hosted celebrities such as Adam Viniateri, Antoine Walker, Troy Brown, Johnny Damon, Lawyer Milloy, Jim Rice, Ty Law, Terry O'Reilly, Pete Rose, Ray Bourque, Paul Pierce, Trot Nixon, Brian Daubach, Sergei Samsonov, Joe Thornton, Byron Dafoe, Derek Lowe, Carl Everett, Shea Hillenbrand and Alfonso Soriano. Starting in 2002 we began evolving the autograph signing events to include the creation, development and maintenance of celebrity websites. We provide comprehensive content managed websites that include message boards, shopping, articles, statistics, biography information and event schedules. We currently host such celebrities' websites as Antoine Walker, Lyndon Byers, Matt Light, Shea Hillenbrand, and Chris Chambers. Revenues are generated from sales of product produced by the celebrity.

      Our mission is to provide a comprehensive shopping experience for buyers through our Internet portals, retail location and e-commerce websites, while also providing management tools and services to businesses that sell on the Internet. Originally, this was accomplished through our four main business divisions: Rotman Auction, World Wide Collectors Digest (web design, web hosting and sports and collectibles information), Internet Auction (an online person-to-person auction site), and Internet Collectibles (a wholesale and retail collectibles business that maintained a substantial inventory of memorabilia). Later, we streamlined our operations, clarified our business model and focused on the creation of a multi-faceted internet collectibles marketplace. As a result, the inventory from Internet Collectibles was consolidated into our Rotman Auction operation, and, because of intense competition in the person-to-person auction market, we eventually eliminated this form of auction service provided by the Internet Auction division.

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

      In November 2000, we acquired certain assets of ChannelSpace Entertainment, Inc., a Virginia corporation ("CSEI") and Discribe, Ltd., ("Discribe") a subsidiary of CSEI. CSEI and Discribe are Internet content providers and producers of affinity portals, including the CollectingChannel.com and the Tartans.com website

      The Collecting Channel features extensive coverage of all aspects of collecting from its twelve micro-channels devoted to Antiques, Automotive, Books/Movies/Music, Jewelry/Gems, Stamps/Coins, Collectibles, Glass/Pottery, Dolls/Figures, Photo/Electronics, Toys/Beanie Babies, Sports and Miscellaneous. By combining information from the Collecting Exchange with the Collecting Channel portal, we have created a comprehensive collectibles site, offering services such as web searching, broadcast services, appraisal and valuation information, auction site sign-ins, price guides, shopping and classified ads. The CollectingChannel has approximately 15,000 articles, 6,000 minutes of video, and 150,000 items in the realized pricing database archived in various collecting databases. We paid for the acquired assets with 7,350,000 unregistered shares of our common stock, valued at

$4,648,996. In February 2002, the Company and CSEI settled claims made by the Company which granted the Company a call option to purchase 2,283,565 shares of its common stock at a price of $.001 per share which may be assigned or exercised anytime after April 14, 2002. Also as part of the settlement, the Company obtained clear title to the assets.

      Our combined collectibles marketplace has now evolved into a "collectibles community," which was introduced at the end of 2000. Through this community, we make available to visitors a number of services and amenities consisting primarily of (1) the collectibles portal, (2) online appraisal services and (3) a research center.

      In November 2001, we acquired Rotman Collectibles, Inc., and merged it into a company subsidiary. Rotman Collectibles was in the business of buying and selling movie posters dated generally from the early 1940s through the early 1970s. As payment for the business of Rotman Collectibles, we issued a $1,000,000 convertible note to Leslie Rotman, the sole stockholder of Rotman Collectibles. The purchase price was based upon an independent appraisal of the assets of Rotman Collectibles, consisting exclusively of the movie posters. We did not assume any known substantial liabilities of Rotman Collectibles. Pursuant to the independent appraisal, the assets have an appraised value at retail substantially higher than the principal amount of the note. During January 2002, the note was converted into 23,916,378 shares of common stock of the Company. The Company is required to file a registration statement with respect to the shares. We expect that these movie posters will continue to be sold at auction on eBay.com and through Rotman Auction's storefront.

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

      Appraisal Services. As part of the services we make available on our site, we also offer a completely interactive and dynamic appraisal service called Ask the Appraiser(TM) through eBay.com's partner referral system. The appraisal area permits visitors to send us an image in order to obtain an online appraisal of their item for a fee of $19.95 per appraisal. This service enables visitors to make informed decisions regarding their purchases, and helps sellers define the prices for their goods.

      AuctionInc. Software Suite; Website Design. AuctionInc. is a suite of online management tools assisting businesses with e-commerce storefronts, order processing, customer service, shipping solutions, inventory management, and auction processing. The application was designed originally to reduce overhead costs for Rotman Auction, but based on its marketability the Company plans to offer the application to other sellers in the first half of 2003. A seller's use of the application reduces overhead and labor costs, and through its customer-friendly setup improves customer relations and increases sales. The Company receives a transaction fee for each auction listing that uses AIship, as described below.

      AIship is a shipping calculator that automatically estimates the shipping, sales tax, and insurance on auction listings. This module automatically calculates shipping costs, carrier insurance fees, optional shipping services, and offers an adjustable shipping fee markup, and co-branded shipping calculator page. It pre-configures shipping rates with handling costs, and provides a multiple auctions tab to calculate shipping on numerous auctions. The Company receives a transaction fee for each auction listing that uses AIship.

      AIseller is an auction management tool used to streamline a seller's order processing for improved customer service and higher sales. This module is designed for sellers who are selling more than 50 items per month at online auctions. It offers summary and detail order and sales reporting, auction/sales tracking, automated personalized e-mail notifications, auction re-listing reports, a complete integrated order management system, a customer checkout system, as well as automatic shipping rates and sales taxes calculations for consolidating multiple auctions. The Company receives a transaction fee for each listing at auction that uses AIseller.

      AIshop will integrate a storefront system into the AI suite so that you get a plethora of features with limited time and configuration. It also will work directly with the other modules, and each component may be added at any time by choosing that option. This module will offer a complete list of storefront and inventory management tools to make selling online easier. This component will include intelligent e-mail notifications (bulk and individual), flexible order processing, inventory management, inventory bulk import/export, multi-level categorization, customer management, automated personalized e-mail notifications, shipping manifest integration, delivery tracking, an intelligent search feature, and a secure site using SSL. The Company does not expect that AIshop will be ready for use or will generate revenue prior to 2004.

      The AI product line also will offer a more robust and personalized storefront system, AIcommerce, which will be for smaller companies looking to distinguish themselves from the rest of the "cookie cutter" style storefront systems. This will be a fully customized website that includes most of the features offered in the other modules with other special programming and design. The Company does not expect that AIcommerce will be ready for use or will generate revenue prior to 2004.

      Sellers may access the Company to purchase any and all of our tools or applications for a flat fee and/or per-transaction fee depending on the module chosen. The Company expects to add more features and modules to the suite to enable it to grow with sellers and continue to provide them superior online selling tools.

      We also design, host and maintain client websites for small and medium size business looking for e-commerce or content managed sites. Our software allows clients to operate online stores, set prices and sell directly to online shoppers. We charge a fixed monthly fee for our web hosting services. For consulting services, our customers are billed monthly at an hourly rate based on the number of hours of service performed for the customer.

      Research Center. Our research center located on the CollectingChannel.com enables users to obtain historical pricing information, view actual images, access experts on authentication and visit websites regarding the collectibles articles they are researching. The site allows a visitor to validate that a particular collectible item exists, and provide access to services that can authenticate that the item is genuine. As a means of preventing the purchases of fraudulently sold items, we have designed the research center to provide visitors with the research tools to complete transactions based on the most accurate, verified material available. Further, to the extent that the user desires to validate the authenticity of that particular item, we offer the Ask the Appraiser(TM) service. Authenticity can also be determined by searching dealer sites for similar items or communicating directly with dealers regarding the origin, price, and history of an item. Finally, by enabling the user to verify prices of that item or other similar items, the user is able to obtain information necessary to strike a realistic bargain.

      Other Amenities. The CollectingChannel.com website also includes other amenities such as chat rooms, message boards, a classified posting area, and an information area regarding auctions. The My Collecting(TM) area of the website enables users to create and customize their own collecting pages, with personalized news, video, chat capability, wish lists and access to an extensive database of reference materials. The website also includes MaloneysOnline, a clearinghouse for hard to find information that contains the searchable Internet version of the book Maloney's Antiques and Collectibles Resource Directory. In 2003 the Company anticipates that it will offer for the first time advertising in Maloney's Antiques and Collectibles Resource Directory.

      In the past year we have made significant improvements to our websites by optimizing our own proprietary software to permit the search engine to obtain faster results with greater accuracy. We provide video archives from the "Treasures in Your Home" television show, which aired between 1999 and 2001.

      As set forth above, we currently generate substantially all (97%) of our revenues from Rotman Auction. As our structure evolves and our site becomes more popular and attracts more visitors, we expect that our revenue model will change, with increased revenues from web hosting, AuctionInc, and appraisal services, as well as earning revenue from banner advertising, product listings in our shopping area and charging membership fees for using certain aspect of the Collecting Channel. See "Business Strategy," page 6.

Industry Background

Growth of the Internet and the Web

      The Internet enables millions of people worldwide to share information, communicate and conduct business electronically. The growth in the number of Web users is being driven by the increasing importance of the Internet as a communications medium, an information resource, and a sales and distribution channel. The Internet has also evolved into a unique marketing channel. Unlike the traditional marketing channels, Internet retailers do not have many of the overhead costs borne by traditional retailers. The Internet offers the opportunity to create a large, geographically dispersed customer base more quickly than traditional retailers. The Internet also offers customers a broader selection of goods to purchase, provides sellers the opportunity to sell their goods more efficiently to a broader base of buyers and allows business transactions to occur at all hours.

State of the Collectibles and Online Auction Industries

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

Business Strategy

      We believe that the online auction market will continue to grow as a result of increased merchandise being offered in a variety of different categories, nostalgia for memorabilia, and investor confidence that collectibles will appreciate in value. It is our view that this growth in the e-commerce market is dependent upon the availability of reliable authentication and grading services, authoritative information necessary to value home goods, furnishings, merchandise, collectibles and trading forums or venues that enable buyers and sellers to maximize the value of their goods. We have therefore designed our portals to accommodate these concerns for collectors and auction participants. However, in order for collectors to have sellers to buy from, we have introduced the AuctionInc. software suite of online tools to assist sellers. The success and growth of these directives is based on the accomplishments and progress experienced by Rotman Auction.

      Our goal is to provide the tools needed to assist sellers to streamline their business operations and offer the best resources for merchants to make informed decisions by implementing the following business strategy:

      o Continue auction sales on eBay for the Rotman Auction brand which provides higher profit margins by reducing the costs of producing and mailing catalogs and advertising for our own auctions. Items we sell through eBay have a much quicker turnaround time than those that we sold through our catalog auctions, and because the eBay sales are highly automated, the sales require less personnel to complete the sale;

      o Increase the number of autograph signing events per calendar quarter while also increasing the quality of the celebrities and increasing the number of celebrity website produced during this year;

      o Sell and generate revenue from the AuctionInc. software suite through both print and online advertising and promotions;

      o Increase the volume of our online appraisals through high profile partnerships and through more effective and efficient advertising and promotions;

      o Sell banner advertising on the CollectingChannel.com by charging a fee for every thousand clicks per banner, with the fee varying depending on the placement of the banner (i.e., a banner on our site's homepage would cost more per 1000 clicks than a banner placed throughout the site);

      o Increase our web hosting services, charging a one time set up fee plus monthly maintenance fees, and an hourly fee for any design or feature enhancements we make;

      o Impose annual fees for dealers and stores listing products on our shopping area;

      o As the number of visitors to our site increases, impose monthly/annual membership fees;

      o As we evolve into a membership-based site, we intend to provide unlimited search capability and access to our realized price guides to our members only. While visitors will still be permitted limited use of our research center, extensive searches and comprehensive pricing data will be available only to those who pay our monthly/annual membership fees. For example, we may permit visitors to search data that covers only the past 30 days; however, if a visitor wanted to obtain further historical pricing information, he or she would have to join the site and pay the membership fee to access this data. We hope to begin charging membership fees in 2003. We believe that our current number of unique visitors to the site represents approximately 25% of the number of visitors we will need to begin charging membership fees.

      We expect the above plan will enable us to increase our Rotman Auction brand while providing more resources for a sales and marketing campaign on both the Collecting Channel site and AuctionInc.

      The business strategy described above is intended to enhance our opportunities in the online ecommerce market. However, there are a number of factors that may impact our plans and inhibit our success. See "Risk Factors" included as Exhibit 99.1. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Marketing and Sales

      The success of the Collecting Channel is contingent upon the visibility it will receive on the Internet and the revenues generated by advertising and services. Successful branding of our corporate identity and services is the key to our success. We are considering whether a new name, and/or single website, would result in a more recognizable corporate entity.

      Our marketing has been designed to position the Company as the premier collectibles site on the Internet. We target both traditional collectors as well as the new generation of collectors. We target dealers, licensors, licensees, distributors and others to host collectible pavilions and other e-commerce sites and storefronts.

      Marketing Internet companies is a relatively new phenomenon. Whereas earlier Internet advertising was mostly accomplished through banner advertising, the industry is now marketing websites through a combination of online advertising and more traditional media and direct mail advertisement. We have adopted this approach in our marketing campaign.

      Our advertising to date has been minimal, and limited to very selective trade magazines. We believe that by advertising in a broader range of these magazines we would be able to increase our exposure substantially. We will also need to expand our advertising arrangements with auction sites and other companies in the sports, home furnishings, and collectibles. These website advertising arrangements will include mutual linking arrangements, such as other companies linking to our site and our site linking to the sites of those companies.

      The Company will focus on marketing AuctionInc. throughout 2003. In 2002, representatives of the Company attended trade shows, events and conferences to analyze the potential for AuctionInc and to better define the product's market. Based on experience with existing partnerships that promote AuctionInc., the Company believes that creating partnerships is an effective marketing tool to promote and encourage new registrations. The Company will continue to seek new partnerships. The Company also intends to promote the AuctionInc. product line in trade publications to reach small and midsize companies.

      Although we believe that this marketing strategy will attract more users to our site, we have no commitments that our marketing will be successful or our sales will increase. There are a number of factors that may impact our plans and inhibit our success. See "Risk Factors" described in Exhibit 99.1. Therefore, we have no guarantees and can provide no assurances that our plans will be successful.

Revenue Sources

      Following the transaction with Internet Auction on February 25, 1999, we primarily generated revenue from sales of our purchased inventory and from fees and commissions on sales of merchandise under consignment arrangements. We charge a 15% to 50% fee for listing items on consignment. Currently, 97% of our revenues is derived from our Rotman Auction operations, with less than 1% of revenues from consignment fees. We also generate revenue from web hosting, advertising, and sponsorship of websites. Of these revenues, approximately 97% are attributable to sales of our purchased inventory, 2% from web hosting, advertising and sponsorship of websites, and 1% from Ask the Appraiser(TM). In 2003, we began to receive revenue from sales of AuctionInc. We anticipate that future sources of revenue will include advertising and service revenue, including the sale of pavilion spots and referral links. Pavilion spots are business sponsorships that give companies exclusive storefront rights for their collectible category. For example, if a music company were to purchase a pavilion, it would host the only area on collectingchannel.com dealing with music and music videos. In this pavilion, visitors would be able to research the history of these items, the historical pricing of these collectibles, read articles and communicate with experts on authentication. Visitors would also be provided with referral links to the music company and other sites for purchase of merchandise.

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

      In terms of services, we currently provide web hosting and online appraisal services. To date, we have generated minimal revenues from these services, but we expect that the awareness of the AuctionInc. product line and Ask the Appraiser(TM) increases, we will be able to increase our advertising and marketing efforts, which will generate revenue and may attract more visitors that will utilize these services on our site. As discussed in "Business Strategy," we also expect to derive revenues from membership fees charged for accessing certain aspects of the Collecting Channel and fees from stores listing merchandise in our shopping area. In addition to web hosting, we expect to increase revenues through the development and design of third party websites. We have an interactive services agreement with AOL Canada pursuant to which we handle the content and maintenance of the website www.tartans.com (AOL keyword: clans) and we are trying to capitalize on that agreement by promoting our products and services on www.tartans.com by selling advertising space and company-owned product.

      We also have an agreement with Krause Publications, pursuant to which Krause Publications prints Maloney's Antiques and Collectibles Resource Directory and we receive a percentage of the sales revenues from the book sales. We own "www.MaloneysOnline.com," a clearinghouse for hard to find information that contains the searchable Internet version of the resource directory.

      Although we expect that this revenue model will generate increased revenue, if we are not successful in implementing this model, if the collectibles community is not accepting of the services we provide, if costs are higher than anticipated, or if revenues do not increase as rapidly as anticipated, we may not be able to have positive cash flow. There are a number of factors that may impact our plans and inhibit our success. See "Risk Factors" included as Exhibit 99.1. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Competition

      The electronic commerce market is relatively new, rapidly evolving and intensely competitive. Furthermore, we expect competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. Our Rotman Auction operation competes with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include: (i) various Internet collectible companies, Collectors Universe, Shop at Home and Tri-Star Productions; (ii) a number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce, including Internet Shopping Network and AOL, Shopping.com; and (iii) a variety of other companies that offer merchandise similar to that of our Company but through physical auctions.

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

      Because our collectibles portal structure is not a buyer or seller of collectibles, it is not in direct competition with existing collectible or online auction sites. The portal will not compete with either the giants or the small players in the collectibles auction and e-commerce industries; rather, we will work in collaboration with these companies. Further, because the research capacity of the website will be able to validate the authenticity of collectible items by providing visitors with the research tools to complete transactions based on the most accurate, verified material available, we believe other sites will value its services. We will, however, compete for banner advertisements with other portals that offer shopping search engines.

      Since the launch of the collectingexchange.com website in January of 2000 we have been building a micro-portal, which is a portal specific to a particular subject. As a micro-portal we are specific to the collecting industry. By acquiring the assets of CSEI and Discribe, we believe we have created an extremely comprehensive and informative website for collecting on the Internet and have eliminated a strong source of competition as a search engine. However, our Rotman Auction operations will continue to face the competition discussed above. As our model evolves and revenues increase from our other services provided on the Collecting Channel, we intend to decrease our reliance on Rotman Auction for revenues. Additionally, we have reduced the number of auctions hosted by Rotman Auction, limiting them to significant dates or events, and sell more inventory on other auction sites so we are not directly competing with those companies in the industry that are utilizing our Collecting Channel services.

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

Intellectual Property

      Our web hosting, AuctionInc. software suite, and research center software programs are proprietary. We have filed one application for a patent related to AIship. We do not have any patents for our designs or innovations and we may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology. To protect our interest in our intellectual property, we restrict access by others to our proprietary software.

      We believe that our products and other proprietary rights do not infringe on the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products or other works of ours. This assertion may require us to enter into royalty arrangements or result in costly litigation.

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

Research and Development

      Over the past 2 years the Company has not spent any amount in research and development.

Employees

      We currently employ 17 full-time personnel. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

      The following table sets forth the high and low bid prices for our common stock as reported by OTCBB for the eight quarters ended December 31, 2002. The quotations from the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

      2002                                           High $       Low $
                                                     ------       -----
      Quarter ended March 31, 2002                   $ .550       $ .040
      Quarter ended June 30, 2002                    $ .300       $ .077
      Quarter ended September 30, 2002               $ .105       $ .050
      Quarter ended December 31, 2002                $ .090       $ .041

      2001                                           High         Low
                                                     ----         ---
      Quarter ended March 31, 2001                   $ .220       $ .190
      Quarter ended June 30, 2001                    $ .033       $ .029
      Quarter ended September 30, 2001               $ .013       $ .012
      Quarter ended December 31, 2001                $ .050       $ .033

      As of March 3, 2003, there were approximately 264 holders of record of our common stock.

      We have not previously paid cash dividends on our common stock, and intend to utilize current resources to expand the business; thus, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

                      Equity Compensation Plan Information

                                                                                                         Number of Securities
                                                                                                       Remaining Available For
                                              Number of Securities To   Weighted-Average Exercise    Future Issuance Under Equity
                                              be Issued Upon Exercise      Price of Outstanding     Compensation Plans (Excluding
                                              of Outstanding Options,     Options, Warrants and        Securities Reflected in
                                                Warrants and Rights               Rights                     Column (a))
                                                        (a)                        (b)                           (c)
----------------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
  Approved by Security Holders                0                         $0                           0
----------------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
  Not Approved by Security Holders            25,242,250                $.066                        9,358,099
----------------------------------------------------------------------------------------------------------------------------------
Total                                         25,242,250                $.066                        9,358,099
----------------------------------------------------------------------------------------------------------------------------------

Refer to Note 6, Notes to Consolidated Financial Statements for the Years ended 2002 and 2001, incorporated by reference in Part II, Item 7, of this Annual Report, for a detailed discussion of the stock options and warrants that are outstanding.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB contain detailed information that should be referred to in conjunction with the following discussion.

Overview

      Our primary business, based on our revenues, is the purchase and sale of collectibles and memorabilia. We operate an online auction site that provides a full range of services to sellers and buyers, and maintain multiple collectibles portals, offering integrated information and services to the collectibles community. The collectibles industry includes every person that collects items having either economic or sentimental value, such as antiques, sports and entertainment memorabilia, stamps, coins, figurines, dolls, collector plates, plush and die cast toys, cottage/village reproductions and other decorative or limited edition items that are intended for collecting and other memorabilia. A portal is an Internet website that enables visitors to search for, and visit, other related sites, access related services, and obtain relevant data. Over the past two years, our focus has been portal development in our own industry of collectibles; to that end, we developed our website www.CollectingChannel.com, and we acquired a large collection of entertainment memorabilia. We plan to converge our multiple sites into one integrated site in 2003. We also plan to build other portals, some that will charge fees to access their services, and others to leverage company-owned technology and websites. In 2003, we began to offer "AuctionInc." software, a suite of online management tools developed by us during 2001 and 2002, to other online sellers, and we expanded our online appraisal services and autograph signing events.

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

Results of Operations

      The following discussion compares our results of operations for the year ended December 31, 2002, with those for the year ended December 31, 2001.

      Revenues. For the year ended December 31, 2002 revenues were approximately $1,276,000, 97% of which is attributable to sales of our own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of our own product were approximately $1,238,000; gross sales of items on consignment totaled approximately $5,000. Web hosting, advertising, and sponsorship revenues were approximately $38,000, representing 2.9% of our revenues.

      Our 2002 revenues reflect an increase of approximately $304,000 or 31% from the year ended December 31, 2001, in which revenues were $972,000. For the year ended December 31, 2001, sales of our own product were approximately $837,000 and sales of items on consignment were approximately $97,000. For that year, sales of our own product represented 79.4% and sales of consignment merchandise represented 9.2% of all sales, but because we only receive a fee for sales on consignment sales of our own product represented 86.2% and sales on consignment represented 1.5% of our revenues. Web hosting, advertising, or sponsorship revenues for the year ended December 31, 2001 were $120,000, representing 12.3% of our revenues. The primary reason for the increase in revenues was a combination of greater sales of our Company owned product of approximately $401,000, offset by lower consignment sales of $92,000, from which we receive only a 15% to 50% fee, or $15,000, and a decrease in web hosting, advertising and sponsorship revenues of $82,000.

      Gross profit from Company-owned product sales for the year ended December 31, 2002 was $490,000, which represents an increase of $330,000 from the year ended December 31, 2001, which had a gross profit from Company-owned product sales of approximately $161,000. The Company generated commissions on consignment sales of $1,000 for the year ended December 31, 2002, compared to $15,000 in commissions on consignment sales for the year ended December 31, 2001. The Company earned $31,000 in web hosting, advertising, and sponsorship revenues for the year ended December 31, 2002, compared to $113,000 in 2001, and approximately $6,000 in revenues for sales of the Maloney's Antiques and Collectibles Resource Directory for the year ended December 31, 2002, compared to $5,000 in revenue in 2001.

      The Company's total gross profit was $528,000 for the year ended December 31, 2002, compared to $294,000 for the year ended December 31, 2001, an increase of $234,000, or 80%. The increase in gross profit is a result of higher quality product and more selective purchasing, offset by a decrease of commissions on consignment sales and revenues generated from web hosting, advertising, and sponsorships. The decrease in web hosting, advertising and sponsorships revenues is due primarily to a focus on developing the ActionInc. suite and planned build-out celebrity websites that are expect to generate revenues during 2003.

      The Company has continued to enhance its web properties, which it has done gradually over time to minimize the need for capital investment. The Company's revenues continued to be derived primarily from Rotman Auction.

      Operating Expenses. Total operating expenses for the year ended December 31, 2002 were approximately $3,664,000, compared to $3,785,000 for the corresponding period in 2001.

      Sales, general and administrative ("SG&A") expenses for the year ended December 31, 2002 were approximately $2,735,000, compared to $2,742,000 for the year ended December 31, 2001. Administrative and non-technical payroll related costs increased by $222,000 over the year ended December 31, 2001. The increase in payroll expenses is largely attributable to the hiring of more collectibles related staff for Rotman Auction Depreciation and amortization decreased by $31,000 principally due some older assets becoming fully depreciated in 2001. Professional fees decreased by $114,000, primarily attributable to a decrease in costs associated with the Company's litigation in 2001 and settlements of balances due various professionals in 2002. Marketing and advertising costs, primarily attributable to print and online marketing and advertising programs designed to create brand awareness for the Company's online sites, increased by approximately $40,000. Other SG&A expenses decreased by $114,000 principally due to lower lease termination costs.

      Costs associated with planning, maintaining and operating the Company's websites for the year ended December 31, 2002 decreased approximately $114,000 from the year ended December 31, 2001. This decrease is due primarily to decreases in payroll of $119,000, consulting fees of $53,000, offset by increases in computer expenses of $41,000 and depreciation of $138,000. During 2002 the Company capitalized $121,000 more in website development costs than it did in 2001.

      Interest expense. For the year ended December 31, 2002, the Company incurred $418,000 in interest expense charges principally associated with convertible notes, including $164,000 of amortization of beneficial conversion discounts, and $48,000 of amortization of warrants. For the year ended December 31, 2001 the Company incurred $900,000 in interest expense, including $277,000 of amortization of beneficial conversion discounts, and $135,000 of amortization of warrants. See "Working Capital and Liquidity" below.

      Net Loss. The Company realized a loss for the year ended December 30, 2002 of $3,531,000, or ($.03) per share, compared to $4,358,000, or ($.07) per share for the year ended December 31, 2001.

      Inflation. Management believes that inflation has not had a material effect of its results of operations.

Assets

      At December 31, 2002, total assets of the Company were $4,308,000 compared to $5,584,000 at December 31, 2001. The decrease was primarily due to depreciation and amortization totaling $1,424,000, offset by $350,000 in property and equipment additions.

Working Capital and Liquidity

      The Company had cash and cash equivalents of $41,000 at December 31, 2002, compared to $48,000 at December 31, 2001. The Company had $317,000 of working capital at December 31, 2002, compared to working capital of $97,000 at December 31, 2001. At December 31, 2002 current liabilities were $804,000 compared to $1,242,000 at December 31, 2001. During the year ended December 31, 2002 current liabilities were reduced primarily through the issuance of common stock for interest and professional fees, agreed upon settlements of various professional fee liabilities, and settlement of lease termination liabilities.

      The Company has outstanding an 8% convertible note held by Augustine Fund, L.P. ("Augustine Fund") in the amount of $3,000,000. The note no longer bears interest. As of December 31, 2002, Augustine Fund had converted $429,000 of this note into common stock. The note is convertible into common stock at a conversion price equal to the lesser of $.375 or 73% of the average of the closing bid price for the common stock for the five trading days immediately preceding the conversion date. The $3,000,000 note was due December 31, 2002, but was extended to March 31, 2003 by mutual agreement, and may be additionally extended through March 31, 2005. In connection with the $3,000,000 note, the Company issued warrants to Augustine Fund and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is $2.70. The warrants expire on March 31, 2005.

      The Company has outstanding a second 8% convertible note to Augustine, in the amount of $2,000,000, convertible on substantially the same terms as the original convertible note and secured by substantially all assets of the Company. However, the conversion price is the lesser of $.25 or 73% of the average of the closing bid price for the common stock for the five trading days immediately preceding the conversion date, and the maturity date is November 7, 2004, with an additional extension to November 7, 2005 permitted by the Company or Augustine Fund. The Company has drawn $1,613,000 on this second note. The funding was used to finance the Company's operations. During 2002, Augustine had refused to honor certain draw requests, citing inadequate liquidity in the Company's common stock and Augustine's lack of cash resources. As of December 31, 2002, Augustine Fund was current with all draw requests. If, in the future, Augustine Fund fails to honor draw requests, the Company may need to seek alternative financing or seek damages for breach of contract from Augustine Fund.

      The Company issued a 6% convertible note on November 7, 2001 in the amount of $1,000,000 to Leslie Rotman (the "Rotman Note"), as the sole stockholder of Rotman Collectibles, Inc., upon the merger of Rotman Collectibles, Inc. into a subsidiary of the Company under the same name. Rotman Collectibles, Inc. obtained a large collection of entertainment memorabilia in connection with this transaction. In January 2002 the Rotman Note was converted into 23,916,378 shares of common stock of the Company. Management believes that sales from Rotman Collectibles, Inc. inventory will generate up to $400,000 in the next 12 months. The Rotman Note was issued on substantially the same terms as the original convertible note to Augustine Fund, except that the interest rate was 6% rather than 8%, and the base price at which the note could be converted into shares of common stock of the Company was 80%, rather than 73%.

      Had periodic advances under the November 7, 2001 convertible notes been converted upon issuance, the holders would have received a total of approximately $846,500 more in aggregate value of the Company's common stock than they had advanced. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of approximately $846,500 is being charged to interest expense over the term of the related notes.

Since the Rotman Note was fully converted in January 2002, substantially all the related beneficial conversion feature of $250,000 was charged to interest expense in 2001.

      The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements. The Company needs an infusion of $500,000 of additional capital to fund anticipated operating costs over the next 12 months. However, management anticipates continued growth in gross profit. Management anticipates that its suite of management tools, called "AuctionInc.", its new online appraisal service, Ask the Appraiser(TM), offered through eBay, and sales from its movie poster inventory, will continue to increase revenues and result in higher gross profit. Subject to the discussion below, management believes that the Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options for approximately 2.3 million shares of common stock, which, once assigned by the Company, can generate between $95,000 and $750,000 of cash. In addition, Augustine Fund is required to provide financing, at the Company's request, of up to $2,000,000, from which the Company, as of December 31, 2002, has previously drawn $1,613,000. Management also obtained private financing in 2002 in the aggregate amount of $115,000 pursuant to 8% promissory notes, and anticipates up to $250,000 in additional short term financing at higher interest rates for the purpose of purchasing inventory. We anticipate that this private financing will be repaid shortly after the related inventory is sold.

      Management believes that these plans should result in obtaining sufficient operating cash through the end of 2003. However, there can be no assurance that an assignment of the call options can be concluded on reasonably acceptable terms or that Augustine will honor our draw requests. If these assignments are not completed or draw requests are not honored, management may need to seek alternative sources of capital to support operations. In addition, management believes that operating costs and interest expense will continue to decrease. Management believes that future software development fees will decrease substantially because the AuctionInc. software development is substantially complete, payroll will decline due to changes in benefits and staffing, and professional fees will decline because the Company has resolved its litigation issues.

Item 7. Financial Statements.

      The consolidated financial statements and supplementary data required by this item appear on Page F-1 immediately following the signature page and certifications.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      Effective January 27, 2003, the Company's audit committee, with the subsequent approval of the Company's Board of Directors, dismissed Wolf & Company, P.C. ("Wolf") as the Company's independent accountants.

      The reports of Wolf on the financial statements of the Company for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports of Wolf on the financial statements of the Company for the fiscal years ended December 31, 2001 and December 31, 2000 were modified to express substantial doubt as to the Company's ability to continue as a going concern.

      In addition, during the Company's two most recent fiscal years and through January 27, 2003, there were no disagreements with Wolf on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Wolf, would have caused Wolf to make reference to the subject of that disagreement in its reports on the Company's financial statements for those fiscal periods.

      The Company had previously requested that Wolf furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the Company's statements. A copy of the letter stating Wolf's agreement with such statements, dated January 31, 2003, is attached hereto as
Exhibit 16.1.

      On January 31, 2003, the Company's Board of Directors, based on a recommendation of its Audit Committee, appointed Carlin, Charron & Rosen, LLP ("Carlin") as the Company's new independent accountants commencing with the audit of the Company's financial statements for the year ended December 31, 2002. During the two most recent fiscal years and the interim period preceding the engagement of Carlin, the Company has not consulted with Carlin regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, nor was other written or oral advice provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue, or regarding any matter that was either the subject of a "disagreement" or a reportable event, as those terms are used in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

      The following table sets forth certain information regarding the directors and executive officers of Sales Online:

      Name              Age   Position
      ----              ---   --------
      Gregory Rotman*   36    Director, Chief Executive Officer
                              & President

      Richard Rotman*   32    Director, Chief Financial Officer, Vice President,
                              Treasurer & Secretary

      Andrew Pilaro     33    Director

----------
*Gregory Rotman and Richard Rotman are brothers.

      Each of the Directors was elected as of September 19, 2000, for a term expiring at the 2001 Annual Meeting of Stockholders and until their successors are elected and qualified. The Company did not hold an annual meeting in 2001 or 2002. Under the Delaware General Corporation Law, each director holds office until such director's successor is elected and qualified or until such director's earlier resignation or removal.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors and to Gregory Rotman and Richard Rotman, who are beneficial owners of more than 10% of the Company's stock, have been complied with for the period which this Form 10-KSB relates, except John Martin, former Director and executive officer, filed a Form 4 that was 30 days late with respect to 17 transactions that were completed in February 2002, filed a Form 4 that was 30 days late with respect to 3 transactions that were completed in March 2003, and filed a Form 4 that was 10 days late with respect to 9 transactions that were completed in June 2002. Effective September 24, 2002, Mr. Martin resigned as Director of the Company and from all other management duties for the Company to devote more time as an employee to development of the Company's software.

Item 10. Executive Compensation

      The following table sets forth the compensation of the Company's chief executive officer, the chief financial officer, and each officer whose total cash compensation exceeded $100,000, for the last three fiscal years ended December 31, 2002, 2001, and 2000.

                                              SUMMARY COMPENSATION TABLE
                                                                                           Long-Term Compensation
                                                                 Annual Compensation     ----------------------------
                                                                                                   Awards
---------------------------------------------------------------------------------------------------------------------
    Name and                                   Fiscal                 Salary              Securities Underlying
    Principal Position(1)                     Year (1)                                            Options
                                                                                                    (#)
---------------------------------------------------------------------------------------------------------------------
    Gregory Rotman                              2002                  $ 83,464                      (1)
    President and Chief Executive               2001                  $ 74,704                       0
    Officer                                     2000                  $ 98,928                       0
---------------------------------------------------------------------------------------------------------------------
    Richard Rotman                              2002                  $ 83,464                      (1)
    Chief Financial Officer and Vice            2001                  $ 75,667                       0
    President and Secretary                     2000                  $ 98,771                       0
---------------------------------------------------------------------------------------------------------------------

      (1) On October 11, 2002, both Gregory Rotman and Richard Rotman were granted options to purchase 10,000,000 shares of common stock at an exercise price of $.041, under the Company's 2002 Stock Option Plan, pursuant to the following vesting schedule: options to purchase 4,000,000 shares of common stock vest on April 11, 2003; options to purchase 3,000,000 shares of common stock vest on October 11, 2003, and options to purchase 3,000,000 shares vest on October 11, 2004, subject to termination, change in control and other restrictions.

      The following table sets forth certain information related to options granted to the named executive officers:

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                                   Number of           Percent of
                                                   Securities        Total Options/
                                                   Underlying         SARs Granted
                                                    Options/          to Employees     Exercise or Base     Expiration
                       Name                      SARs Granted (#)     in Fiscal Year      Price ($/Sh)          Date
---------------------------------------------------------------------------------------------------------------------------
    Gregory Rotman, President and CEO              10,000,000            37.88%              $.041         October 11, 2012
---------------------------------------------------------------------------------------------------------------------------
    Richard Rotman, Vice President, CFO and
    Secretary                                      10,000,000            37.88%              $.041         October 11, 2012
---------------------------------------------------------------------------------------------------------------------------

      The following table sets forth certain information related to the number of options exercised and the number and value of exercisable and unexercisable options of the named executive officers as of December 31, 2002:

                         AGGREGATED OPTION/SAR EXERCISES
                IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                Number of
                                                                               Securities            Value of
                                                                               Underlying           Unexercised
                                                                               Unexercised         In-The-Money
                                                                             Options/SARs at      Options/SARs at
                                                   Shares        Value         FY-End (#)           FY-End ($)
                                                Acquired on    Realized       Exercisable/         Exercisable/
                       Name                     Exercise (#)      ($)         Unexercisable        Unexercisable
---------------------------------------------------------------------------------------------------------------------------
    Gregory Rotman, President and CEO                0            $0          0/10,000,000          $0/$130,000
---------------------------------------------------------------------------------------------------------------------------
    Richard Rotman, Vice President, CFO and          0            $0          0/10,000,000          $0/$130,000
    Secretary
---------------------------------------------------------------------------------------------------------------------------

      (1) Based on closing price of $.054 on December 31, 2002 as reported by the OTC Bulletin Board.

      None of the Company's directors receives any compensation from the Company for serving as directors. However, on October 11, 2002, Andrew Pilaro received options to purchase 2,000,000 shares of common stock at an exercise price of $.041, pursuant to the 2002 Stock Option Plan, subject to the following vesting schedule: options to purchase 800,000 shares of common stock vest immediately; options to purchase 600,000 shares of common stock vest October 11, 2003, and options to purchase 600,000 shares of common stock vest on October 11, 2004. Based on a closing price of the Company's common stock as report on the OTC Bulletin Board of $.054 as of December 31, 2002, Mr. Pilaro's exercisable options have a value of $10,400, and Mr. Pilaro's unexercisable options have a value of $15,600.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 3, 2003 of each of our directors and executives officers, and all of our directors and executive officers as a group. The address of each person named below is the address of the Company.

         Name and Address of                Number of Shares           % of
         Beneficial Owner                   Beneficially Owned        Class
         ----------------                   ------------------        -----
          Gregory Rotman                      12,309,005 (1)          9.07%
          Richard Rotman                      14,155,451 (1)         10.43%
          Andrew Pilaro                          868,700 (2)           .66%

          All directors and                   27,333,156             19.46%
          officers as a group
          (3 individuals)

----------
(1) Includes options to purchase 4,000,000 shares of the Company's common stock at an exercise price of $.041, exercisable April 11, 2003.

(2) Includes 17,200 shares held indirectly as custodian for Mr. Pilaro's minor sons and options to purchase 800,000 shares of the Company's common stock at an exercise price of $.041, exercisable immediately.

      To the knowledge of the Company's management, as of March 3, 2003, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than Gregory Rotman and Richard Rotman, as set forth above.

      The information regarding the Company's Equity Compensation Plan Information is incorporated herein by reference in Part II, Item 5 of this Annual Report on Form 10-KSB.

Item 12. Certain Relationships and Related Transactions.

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

      In December 2001, the Company engaged Steven Rotman to provide consulting services to the Company. Steven Rotman is the father of Gregory Rotman and Richard Rotman. Mr. Rotman receives compensation in shares of common stock of the Company equal to $40,000 per calendar quarter. In 2002, the Company obtained private financing from Mr. Steven Rotman in the aggregate amount of $115,000 pursuant to 8% promissory notes. Management believes that the terms of the engagement with Mr. Rotman are fair and reasonable to the Company and no less favorable than could have been obtained by an unaffiliated third party.

Item 13. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

      Exhibits are numbered in accordance with Item 601 of Regulation S-B.

   Exhibit No.    Description of Exhibits
   ----------     -----------------------
      3.1         Certificate of Incorporation, as amended (incorporated by
                  reference to Exhibit 3.1 to Form 10-KSB, filed on April 1, 2002)

      3.2         Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.2 to Form 10-KSB, filed on April 14, 2000)

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

      10.11 Modification Agreement dated September 19, 2000 between the Registrant and Augustine Fund, L.P. (incorporated by reference to Exhibit 4.7 to Form S-3 filed on October 25, 2000).

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

      10.17       2002 Stock Option Plan*

      16.1 Letter regarding Change of Certifying Accountant (incorporated by reference from Exhibit 16.2 to Form 8-K filed on February 3, 2003).

      21.1        Subsidiaries of the Registrant (included in Item I)*

      23.1        Consent of Carlin, Charron & Rosen, LLP*

      23.2        Consent of Wolf & Company, P.C. (incorporated by reference to
                  Exhibit 23.1 to Form 10-KSB, filed on April 1, 2002)

      99.1        Risk Factors*

      99.2 Certification of President and CFO pursuant to Section 906 of the 2002 Sarbanes-Oxley Act*

----------
* filed herewith

            (b)   Reports on Form 8-K.

      The Company filed a report on Form 8-K with the Securities and Exchange Commission as of February 3, 2003, announcing that Wolf & Company, P.C. had been dismissed as the Company's independent accountants effective January 27, 2003, and that Carlin, Charron & Rosen, LLP has been appointed as the Company's independent accountants effective January 31, 2003.

Item 14. Controls and Procedures.

      Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report, each of Gregory Rotman, the President of the Company, and Richard Rotman, the Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SALES ONLINE DIRECT, INC.


                                               /s/ Gregory Rotman
Date:  March 29, 2003                 By: _______________________________
                                           Gregory Rotman, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                      /s/ Gregory Rotman
Date:  March 29, 2003                 ___________________________________
                                      Gregory Rotman, President and Director


                                      /s/  Richard Rotman
Date:  March 29, 2003                 ____________________________________
                                      Richard Rotman, Vice President, Treasurer,
                                      Secretary and Director


                                      /s/  Andrew C. Pilaro
Date:  March 29, 2003                 ____________________________________
                                      Andrew Pilaro, Director

                                 CERTIFICATIONS

      I, Gregory Rotman, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Sales Online Direct, Inc.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 29, 2003                          /s/  Gregory Rotman
                                               ---------------------------------
                                               Gregory Rotman, President

      I, Richard Rotman, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Sales Online Direct, Inc.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 29, 2003                    /s/ Richard Rotman
                                         ---------------------------------------
                                         Richard Rotman, Chief Financial Officer

                      Consolidated Financial Statements and
                              Report of Independent
                          Certified Public Accountants

                    Sales Online Direct, Inc. and Subsidiary
                           December 31, 2002 and 2001

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                           DECEMBER 31, 2002 AND 2001
                        CONSOLIDATED FINANCIAL STATEMENTS

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report (Carlin, Charron & Rosen, LLP)......         F-3

Independent Auditors' Report (Wolf &Company, P.C.) ..............         F-4

Consolidated Balance Sheets at December 31, 2002 and 2001........         F-5

Consolidated Statements of Operations
Years ended December 31, 2002 and 2001...........................         F-6

Consolidated Statements of Shareholders' Equity  (Deficit)
Years ended December 31, 2002 and 2001...........................         F-7

Consolidated Statements of Cash Flows
Years ended December 31, 2002 and 2001...........................      F-8-F-9

Notes to Consolidated Financial Statements
Years ended December 31, 2002 and 2001...........................    F-10 - F-19

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Sales Online Direct, Inc.

We have audited the accompanying consolidated balance sheet of Sales Online Direct, Inc. and subsidiary (the Company) as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sales Online Direct, Inc. and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses, has had negative cash flows from operations and has a shareholders' deficit at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Carlin, Charron & Rosen LLP

Worcester, Massachusetts
March 14, 2003

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Sales OnLine Direct, Inc.
Worcester, Massachusetts

We have audited the accompanying balance sheets of Sales OnLine Direct, Inc. as of December 31, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for year ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sales OnLine Direct, Inc. as of December 31, 2001 and the results of their operations and their cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Wolf & Company, P.C.

March 24, 2002
Boston, Massachusetts

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                ASSETS                           2002            2001
                                                                 ----            ----
Current assets:
  Cash and cash equivalents                               $      41,283    $     47,669
  Accounts receivable                                             7,495          15,295
  Marketable securities                                              --             121
  Inventories                                                   966,749       1,160,810
  Prepaid expenses                                               86,544          37,595
  Other current assets                                           18,413          77,557
                                                          -------------    ------------
     Total current assets                                     1,120,484       1,339,047

Property and equipment, net                                     907,785       1,136,931
Other intangible assets, net                                  2,279,799       3,078,391
Debt financing costs, net                                            --          30,000
                                                          -------------    ------------

Total assets                                              $   4,308,068    $  5,584,369
                                                          =============    ============

                LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Notes payable                                           $     115,000    $         --
  Accounts payable                                              260,546         359,218
  Accrued expenses                                              428,005         882,433
                                                          -------------    ------------
  Total current liabilities                                     803,551       1,241,651
                                                          -------------    ------------
  Convertible debt                                            3,778,377       4,544,968
                                                          -------------    ------------
  Contingencies                                                      --              --
                                                          -------------    ------------

Shareholders' deficit:
  Common stock, $.001 par value, 350,000,000 shares
   authorized; 128,309,528 and 79,683,494 shares issued
   and outstanding at December 31, 2002
   and 2001, respectively                                       128,310          79,683
  Additional paid-in capital                                 15,231,677      12,010,313
  Accumulated deficit                                       (15,589,228)    (12,057,863)
  Unearned compensation                                         (44,619)       (234,383)
                                                          -------------    ------------
     Total shareholders' deficit                               (273,860)       (202,250)
                                                          -------------    ------------
Total liabilities and shareholders' deficit               $   4,308,068    $  5,584,369
                                                          =============    ============

          See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                        2002            2001
                                                        ----            ----

Revenues                                          $   1,275,888    $    971,802
Cost of revenues                                        747,727         678,275
                                                  -------------    ------------
Gross profit                                            528,161         293,527
                                                  -------------    ------------
Operating expenses:
  Selling, general, and administrative expenses       2,734,980       2,742,018
  Web site development costs                            929,499       1,043,359
                                                  -------------    ------------
     Total operating expenses                         3,664,479       3,785,377
                                                  -------------    ------------
Loss from operations                                 (3,136,318)     (3,491,850)
                                                  -------------    ------------
Other income (expense):
  Interest expense                                     (417,634)       (899,785)
  Other income                                           23,313          30,880
  Unrealized gain on marketable securities                   --          36,291
  Loss on sale of marketable securities                    (726)        (33,092)
                                                  -------------    ------------
     Total other expense, net                          (395,047)       (865,706)
                                                  -------------    ------------
Loss before income taxes                             (3,531,365)     (4,357,556)
                                                  -------------    ------------
Provision for income taxes                                   --              --
                                                  -------------    ------------
  Net loss                                        $  (3,531,365)   $ (4,357,556)
                                                  =============    ============
Loss per share:
  Basic and diluted                               $       (0.03)   $      (0.07)
                                                  =============    ============
  Weighted average shares                           116,127,347      63,196,649
                                                  =============    ============

          See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                 Common stock       Additional
                                          ----------------------      Paid-in      Accumulated     Unearned
                                            Shares       Amount      Capital         deficit      Compensation       Total
                                          -----------   --------   ------------    ------------   ------------     -----------
Balance, December 31, 2000                 54,763,281   $ 54,763   $ 10,448,176    $ (7,700,307)   $(424,147)      $ 2,378,485

Issuance of common stock in merger with
  Rotman Collectibles, Inc.                       100         --              7              --           --                 7

Reclassification of temporary equity          200,000        200        237,300              --           --           237,500

Registration costs                                 --         --       (244,600)             --           --          (244,600)

Common stock issued in payment of
  interest on convertible debt              3,193,126      3,193        174,505              --           --           177,698

Beneficial conversion discount                     --         --        619,862              --           --           619,862

Common stock issued in payment of
  legal and consulting fees                 4,929,229      4,929        173,643              --           --           178,572

Issuance of common stock pursuant to
  exercise of stock options granted to
  employees for services                   16,597,758     16,598        601,420              --           --           618,018

Amortization of stock-based
  compensation                                     --         --             --              --      189,764           189,764

Net loss                                           --         --             --      (4,357,556)          --        (4,357,556)
                                          -----------   --------   ------------    ------------    ---------       -----------

Balance, December 31, 2001                 79,683,494   $ 79,683   $ 12,010,313    $(12,057,863)   $(234,383)      $  (202,250)

Amortization of stock-based
  compensation                                     --         --             --              --      189,764           189,764

Common stock issued in payment of
  interest on convertible debt              3,054,556      3,055        257,511              --           --           260,566

Issuance of common stock pursuant to
  exercise of stock options granted to
  employees for services                    6,401,518      6,402        484,700              --           --           491,102

Common stock issued in payment of
  professional and consulting fees          9,176,396      9,176        850,304              --           --           859,480

Exercise of stock options                     294,750        295          2,653              --           --             2,948

Conversions of notes payable               29,698,814     29,699      1,399,551              --           --         1,429,250

Beneficial conversion discount                     --         --        226,645              --           --           226,645

Net loss                                           --         --             --      (3,531,365)          --        (3,531,365)
                                          -----------   --------   ------------    ------------    ---------       -----------
Balance, December 31, 2002                128,309,528   $128,310   $ 15,231,677    $(15,589,228)   $ (44,619)      $  (273,860)
                                          ===========   ========   ============    ============    =========       ===========

          See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                        2002            2001
                                                        ----            ----
Operating activities:
  Net loss                                          $(3,531,365)   $(4,357,556)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Depreciation and amortization                    1,423,819      1,421,325
     Amortization of unearned compensation              189,764        189,764
     Amortization of debt discount                       47,804        215,000
     Beneficial conversion feature                      164,000        277,360
     Stock issued in payment of interest                260,566        177,698
     Stock options issued for compensation              491,102        618,018
     Net loss (gain) on marketable securities               726         (3,118)
     Stock issued in payment of consultants             859,480        178,572
     Loss on abandonment of property & equipment             --         45,852
     Changes in assets and liabilities:
       Accounts receivable                                7,800        (15,295)
       Inventories                                      194,061        240,516
       Accounts payable                                 (98,672)       221,941
       Accrued expenses                                (454,428)       152,825
       Other, net                                        10,195         28,912
                                                    -----------    -----------
         Net cash used in operating activities         (435,148)      (608,186)
                                                    -----------    -----------
Investing activities:
  Purchase of securities                                 (1,117)            --
  Proceeds from sale of marketable securities               512         20,193
  Acquisition of other intangible assets                (16,000)            --
  Cash received from Rotman Auction, Inc.                    --         10,698
  Property and equipment additions                     (350,081)      (168,244)
                                                    -----------    -----------
        Net cash used in investing activities          (366,686)      (137,353)
                                                    -----------    -----------
Financing activities:
  Net proceeds from note payable                        115,000             --
  Net proceeds from convertible debt                    677,500        935,274
  Proceeds from exercise of stock options                 2,948             --
  Payment of stock registration costs                        --       (244,600)
                                                    -----------    -----------
  Net cash provided by financing activities             795,448        690,674
                                                    -----------    -----------
        Net decrease in cash and cash equivalents        (6,386)       (54,865)

Cash and cash equivalents, beginning                     47,669        102,534
                                                    ===========    ===========
Cash and cash equivalents, ending                   $    41,283    $    47,669
                                                    ===========    ===========

          See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            YEARS ENDED DECEMBER 31,

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                2002          2001
                                                                                ----          ----
Cash paid during the year for:

  Income taxes                                                              $       --   $        --
                                                                            ==========   ===========
  Interest                                                                  $    2,212   $        --
                                                                            ==========   ===========
      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Convertible debt converted to common stock                                  $1,429,250   $        --

Merger of Rotman Collectibles, Inc. accounted for using the purchase method of accounting. The assets were recorded at their fair value as follows:

    Cash received in the transaction                                        $       --   $    10,698
    Inventories                                                             $       --   $ 1,015,353
    Other liabilities assumed                                               $       --   $   (26,044)
    Convertible debt issued                                                 $       --   $(1,000,000)
    Issuance of common stock                                                $       --   $        (7)

Acquisition of Internet Collectible Awards for temporary equity
    Reclassification of temporary
      equity to permanent equity                                            $       --   $   237,500

Reduction in acquisition price of certain assets of
  ChannelSpace Entertainment, Inc. due to settlement agreement
    Property and equipment                                                  $       --   $   (30,300)
    Other intangible assets                                                 $       --   $  (269,700)
    Accrued expenses reversed                                               $       --   $   300,000

          See accompanying notes to consolidated financial statements

Note 1. Organization

The Company operates and maintains an internet portal dedicated to collectibles in a variety of categories. The Company conducts person to person online auctions of its own merchandise and items posted under consignment arrangements by third party sellers.

On November 8, 2000, the Company acquired certain assets of ChannelSpace Entertainment, Inc., a Virginia corporation ("CSEI") and Discribe, Ltd., ("Discribe") a Canadian corporation wholly owned by CSEI. CSEI and Discribe are converged Internet content providers and producers of affinity portals, including the CollectingChannel.com and the CelticChannel.com websites. The consideration paid by the Company for the acquired assets was 7,530,000 unregistered shares of the Company's common stock valued at $4,648,996 and $300,000 worth of the Company's common stock to be registered (711,136 shares). On February 1, 2002 the Company entered into a Settlement Agreement and Mutual Release regarding a variety of claims by both parties to the above transaction. The settlement discharged the Company from the requirement to issue, and register, the above mentioned 711,136 shares of common stock and granted to the Company a call option for 2,283,565 shares of unregistered common stock held by CSEI as discussed in Note 6. The assets acquired - consisting principally of software licenses, a video library, a library of articles, a user list, Domain names, furniture, and fixtures and equipment - had an estimated fair value of approximately $4,974,000. The fair values of the individual assets acquired, and the consideration paid, have been determined by independent appraisal. The excess of the fair value of the assets acquired over the purchase price, approximately $325,000, has been allocated pro-rata as a reduction of the fair values of the intangible assets acquired.

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

Note 2. Management's Plans

The Company has continued to incur significant losses and has a limited operating history. For the years ended December 31, 2002 and 2001 the Company reported losses of approximately $3,530,000 and $4,360,000, respectively.

To date the Company has met its cash needs from the proceeds of convertible debt and the related warrants and the assignment of call options discussed in Note 8.

The Company has increased gross margins from auctions during 2002. In addition, the Company's suite of management tools, called "Auction Inc.", its new online appraisal service, Ask the Appraiser(TM), offered through eBay, and sales from its movie poster inventory, are expected to continue to increase revenues and result in higher gross profit. In addition, management anticipates that operating costs will continue to decrease. Software development costs are expected to decrease since the AuctionInc software is substantially complete, and payroll and related costs are expected to decline due to changes in benefits and staffing. Subject to the discussion below, management believes that the Company has sufficient cash commitments to fund operations during the next twelve months.

The Settlement Agreement and Mutual Releases related to the CSEI assets discussed in Note 1 provided the Company with call options for approximately 2.3 million shares of common stock. Management believes that the assignment of these call options can generate between $95,000 and $750,000 of cash. In addition, Augustine Fund is required to provide financing, at the Company's request, of an additional $387,000. Management also obtained private financing in 2002 in the aggregate amount of $115,000 pursuant to 8% promissory notes, and anticipates up to $250,000 in additional short term financing at higher interest rates for the purpose of purchasing inventory. Management believes that this private financing will be repaid shortly after the related inventory is sold.

While management believes that these plans will result in obtaining sufficient operating cash, there can be no assurance that an assignment of the call options can be concluded on reasonably acceptable terms or that Augustine will honor the Company's draw requests. If these assignments are not so completed, or draw requests not honored, management will seek alternative sources of capital to support operations. Based upon current cash positions, the Company needs an infusion of $500,000 of additional capital to fund anticipated operating costs over the next 12 months.

Although there can be no assurances, the Company believes that the above anticipated additional revenues, additional financing, and anticipated option assignments will be sufficient to meet the Company's working capital requirements through the end of 2003.

Note 3. Summary Of Significant Accounting Policies

Principles of consolidation

      The accompanying financial statements include the accounts of Sales Online Direct, Inc. and its wholly-owned subsidiary, Rotman Collectibles, Inc. incorporated on November 2, 2001.

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

Inventories

      Inventories consist of collectible merchandise for sale and are stated at the lower of average cost or market on a first-in, first-out (FIFO) method.

      On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at December 31, 2002 and 2001 the Company has provided for reserves totaling $180,000 and $190,000, respectively.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight line and double declining balance method over the estimated useful lives of from 3 to 5 years.

Other Intangible Assets

      Other intangible assets are being amortized on a straight-line basis over an estimated useful life of five years.

      The Company adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142), effective January 1, 2002. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to acquisition. SFAS No. 142 provides that intangible assets with finite lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. The adoption of SFAS No. 142 in 2002 had no significant impact on the Company.

Debt Financing Costs

      Debt financing costs were amortized on a straight-line basis over the life of the related debt.

Revenue Recognition

      The Company generates revenue on sales of its purchased inventories, from fees and commissions on sales of merchandise under consignment type arrangements, from web hosting services, from appraisal services and from advertising and promotional services.

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

      For sales of merchandise under consignment-type arrangements, the Company takes physical possession of the merchandise, but is not obligated to, and does not take title or ownership of merchandise. When an auction is completed, consigned merchandise that has been sold is shipped upon receipt of payment. The Company recognizes the net commission and service revenues relating to the consigned merchandise upon receipt of the gross sales proceeds and shipment of the merchandise. The Company then releases the net sales proceeds to the Consignor, discharging all obligations of the Company with respect to the transaction.

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

Advertising Costs

      Advertising costs totaling approximately $88,700 in 2002 and $55,000 in 2001, are charged to expense when incurred.

      Fair Value of Financial Instruments

      Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses - The carrying amount of these financial instruments approximates fair value because of the short-term nature of these instruments.

      Notes payable - The carrying amount of these financial instruments approximates fair value as the interest rate approximates market rates.

      Convertible debt - The carrying amount of these financial instruments approximate fair value as the interest rates approximate market rates.

Concentrations of Credit Risk

      The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

      Cash and cash equivalents - The Company places its cash and cash equivalents with high credit quality institutions. The Company had no cash deposits in excess of federal depository insurance limits at December 31, 2002 and 2001.

      Accounts receivable - The Company maintains receivable balances with certain of its customers and typically does not require collateral. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon periodic reviews of the credit risk of specific customers and other information, if necessary. Based on experience to date, potential credit losses are considered minimal.

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

Use of Estimates

      In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to inventories, intangible assets and deferred tax asset valuation. Although these estimates are based on management's knowledge of current events and actions, they may ultimately differ from actual results.

Stock Compensation Plans

      In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 in 2002 had no significant impact on the Company.

      SFAS Nos. 123 and 148 encourage all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, they also allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan typically have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and has provided pro forma disclosures, in accordance with SFAS No. 148, of net income and earnings per share as if the fair value based method of accounting had been applied.

Earnings Per Common Share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 107,269,846 as of December 31, 2002 and 156,356,088 as of December 31,
      2001. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 642,250 shares and 937,000 shares at December 31, 2002 and 2001, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each year.

Asset Impairment

      The Company adopted Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) effective January 1, 2002. In accordance with SFAS No. 144 long lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such economic benefits of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flow exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using an estimate of discounted cash flow analysis. The adoption of SFAS No. 144 in 2002 had no significant impact on the Company.

Web Site and Software Development Costs

      The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. During the years ended December 31, 2002 and 2001, the Company capitalized approximately $322,000 and $167,000, respectively, of Web site development costs. Such capitalized costs are included in "Property and equipment."

Recent Accounting Pronouncements

      During 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) Nos. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", 146 "Accounting for Costs Associated with Exit or Disposal Activities" and 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". The Company is not impacted by these statements and does not expect their implementation to have a material impact on the Company's financial statements.

Reclassifications

      Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation with no affect on previously reported net income, loss per share, or accumulated deficit.

Note 4. Property and Equipment

At December 31, 2002 and 2001 property and equipment consisted of the following:

                                                  2002           2001
                                                  ----           ----

            Computer equipment and software   $   854,829    $   826,948
            Office furniture                       61,927         61,927
            Video and article archives            418,983        418,983
            Video equipment                       158,513        158,513
            Web site development cost             644,305        322,105
            Purchased software                     70,000         70,000
                                              -----------    -----------

                                              $ 2,208,557      1,858,476
            Accumulated depreciation           (1,300,772)      (721,545)
                                              -----------    -----------

                                              $   907,785    $ 1,136,931
                                              ===========    ===========

Depreciation and amortization expense of property and equipment for the years ended December 31, 2002 and 2001 amounted to approximately $579,200 and $445,400, respectively.

The Company uses office and warehouse facilities as a tenant at will in a building leased by a related party. No rent has been charged during the years ended December 31, 2002 and 2001.

Note 5. Other Intangible Assets

At December 31, 2002 and 2001 other intangible assets are comprised of the following:

                                              2002           2001
                                              ----           ----

            Software licenses          $ 2,882,660    $ 2,882,660
            Patent pending                  16,000             --
            Domain names                    77,025         77,025
            Acquired web sites             762,301        762,301
            Customer and user lists        327,157        327,157
            Other                           30,763         30,763
                                       -----------    -----------

                                         4,095,906      4,079,906
            Accumulated amortization    (1,816,107)    (1,001,515)
                                       -----------    -----------

                                       $ 2,279,799    $ 3,078,391
                                       ===========    ===========

Amortization expense for other intangible assets for the years ended December 31, 2002 and 2001 amounted to approximately $814,600 and $814,100, respectively.

Note 6. Common Stock

Call Option Agreements

      In connection with the Settlement Agreement and Mutual Release with CSEI discussed in note 1, the Company was granted call options for 2,283,565 unregistered common shares held by CSEI at an exercise price of $.001 per share. The call options expire on January 31, 2005.

Stock Options

      In June 1999, the Company's Board of Directors adopted the 1999 Stock Option Plan (the "1999 Plan") that provides for the issuance of options to directors, officers, employees and consultants of the Company to purchase up to 1,000,000 shares of the Company's common stock. Options granted under the plan may be either incentive stock options ("ISO") or nonqualified stock options ("NSO"). The 1999 Plan provides that each option be granted at a price determined by the Board of Directors on the date such option is granted and have a maximum option term of ten years. The options granted become exercisable during a period of time as specified by the Board of Directors at the date such option is granted. In July 1999, the Company granted an option to an employee to purchase 471,000 shares of common stock at $.01 per share. The option vests over a four-year period. The Company recorded unearned compensation of $757,848, based on the difference between the fair market value of the common stock at the grant date and the exercise price. The unearned compensation is being amortized over the vesting period of the option. Amortization expense related to unearned compensation amounted to $189,764 for each of the years ended December 31, 2002 and 2001. In 1999, the Company also granted options to purchase 126,000 shares of common stock at the stock's fair value on the dates of grant.

      In October 2002, the Company's Board of Directors adopted the 2002 Stock Option Plan (the "2002 Plan") that provides for the issuance of options to directors, officers, employees and consultants of the Company to purchase up to 30,000,000 shares of the Company's common stock. Options granted under the plan may be either incentive stock options ("ISO") or nonqualified stock options ("NSO"). The 2002 Plan provides that each option be granted at a price determined by the Board of Directors on the date such option is granted and have a maximum option term of ten years. The options granted become exercisable during a period of time as specified by the Board of Directors at the date such option is granted. During 2002, the Company granted options to purchase a total of 25,000,000 shares of common stock to its President, Chief Financial Officer, Chief Technology Officer and a Director at the stock's fair value on the date of grant.

      There were no options granted or exercised under any plans during 2001.

      An analysis of the activity in the 1999 and 2002 Plans is as follows:

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                 Shares           Price
                                                 ------           -----
       Shares under option:

            Outstanding at January 1, 2001         557,000          .24
            Granted                                     --           --
            Exercised                                   --           --
            Expired/Cancelled                      (20,000)        1.42
                                                ----------
            Outstanding at December 31, 2001       537,000          .19
            Granted                             25,000,000          .04
            Exercised                             (294,750)         .01
            Expired/Cancelled                           --           --
                                                ----------
            Outstanding at December 31, 2002    25,242,250         $.04
                                               ===========
       Options exercisable at year end           1,745,575         $.07
                                               ===========

      Information pertaining to options outstanding at December 31, 2002 is as follows:

                                        Options Outstanding                          Options Exercisable
                                        -------------------                          -------------------

                                           Weighted
                                            Average         Weighted                               Weighted
                                           Remaining         Average                                Average
     Range of              Number         Contractual       Exercise                Number         Exercise
  Exercise Prices        Outstanding         Life             Price               Exercisable        Price
  ---------------        -----------         ----             -----               -----------        -----
     $ .01                   176,250        6 years          $  .01                  146,875        $  .01
       .81                     9,000        6                   .81                    6,300           .81
      1.62                    57,000        6                  1.62                   42,400          1.62
       .04                25,000,000       10                   .04                1,550,000           .04
                          ----------                                               ---------

Outstanding at end
of year                     25,242,250       $   .04       1,745,575     $  .07
                            ==========                     =========

      During July 1999, the Company's Board of Directors adopted, subject to stockholders' approval, the 1999 Omnibus Share Plan (the "Omnibus Plan") that provides for both incentive and non-qualified stock options, stock appreciation rights and other awards to directors, officers, and employees of the Company to purchase or receive up to 1,000,000 shares of the Company's stock. A committee of the Board of Directors ("Committee") which price may, in the discretion of the Committee, be less than 100% of the fair market value of the shares on the date of the grant. The options granted will have a maximum term of ten years and shall be exercisable during a period as specified by the Committee. There were no incentive options granted under the Omnibus Plan during 2002 or 2001.

      On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 40,000,000 shares of its common stock. Under the 2001 Plan employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. During the year ended December 31, 2002 the Company granted options for 15,577,914 shares at various dates aggregating $1,350,582 under this plan, including options for 1,011,821 shares representing $116,910 of consulting fees to Steven Rotman, the father of Gregory and Richard Rotman. During the year ended December 31, 2001 the Company granted options for 21,526,987 shares at various dates aggregating $796,590 under this plan, including options for 1,880,342 shares representing $40,000 of consulting fees to Steven Rotman, the father of Gregory and Richard Rotman. All options granted during the period were exercised.

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

                                                    Years Ended December 31,
                                                    ------------------------
                                                      2002           2001
                                                      ----           ----
      Net loss
      As reported                                 $(3,531,365)   $(4,357,556)
      Stock based compensation cost,
        as reported (net of tax)                      189,764        189,764
      Stock based compensation cost
        that would have been included
        in the determination of net
        net income had the fair value
        method been applied (net of tax)             (247,727)      (215,368)
                                                  -----------    -----------
      Pro forma                                   $(3,589,328)   $(4,383,160)
                                                  ===========    ===========

      Basic loss per share as reported            $      (.03)   $      (.07)
      Stock based compensation cost,
        as reported (net of tax)                           --             --
      Stock based compensation cost that would
        have been included in the determination
       of net income had the fair value
        method been applied (net of tax)                   --             --
                                                  -----------    -----------
      Pro forma                                   $      (.03)   $      (.07)
                                                  ===========    ===========

Note 7. Income Taxes

There was no provision for income taxes for the years ended December 31, 2002 and 2001 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of temporary differences and carry forwards that give rise to deferred taxes are as follows:

                                              2002           2001
                                       -----------    -----------

      Federal net operating loss
        carry forwards                 $ 4,029,000    $ 3,541,000
      State net operating loss
        carry forwards                   1,126,000      1,094,000
      Stock-based compensation
        recognized for
        financial statement purposes            --        210,000
                                       -----------    -----------
                                         5,155,000      4,845,000

      Valuation reserve                 (5,155,000)    (4,845,000)
                                       -----------    -----------
      Net deferred tax asset           $        --    $        --
                                       ===========    ===========

The valuation reserve applicable to net deferred tax asset for the years ended December 31, 2002 and 2001 is due to the likelihood of the deferred tax not expected to be utilized.

At December 31, 2002, the Company has federal and state net operating loss carry forwards of approximately $11,850,000 available to offset future taxable income. The state carry-forwards will expire intermittently through 2007, while the federal carry forwards will expire intermittently through 2022.

Note 8. Convertible Debt Financing

As of December 31, 2002 the company has issued $4,183,524 of convertible debt, which is presented net of unamortized beneficial conversion discounts of $405,147.

On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note"), due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The Series A Note, as most recently modified on May 21, 2002, is convertible into common stock at a conversion price equal to the lesser of: (1) $.375 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. In connection with the agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to $2.70, one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants will expire on March 31, 2005. A May 21, 2002 modification agreement extended the maturity date of the note until September 30, 2002, provided for additional ninety-day extensions, the second of which was exercised on December 31, 2002, beyond that date until March 31, 2005, waived interest for periods after March 31, 2002, and released the

Company from all requirements to register any common shares issuable under the note or to keep any existing registration statements effective. As of December 31, 2002 the outstanding balance of this note was $2,570,750, since $429,250 had been converted into 5,782,436 shares of the Company's common stock at conversion prices ranging from $.028 to $.236 per share during the year ended December 31, 2002.

On November 7, 2001, the Company entered into a Loan Agreement, whereby it issued an 8% convertible note in the amount of $1,000,000, due November 7, 2003 (the "Series B Note") to Buyer. This note was modified on May 21, 2002 to, among other things, allow the Company to borrow up to $2,000,000. The Series B Note, as modified, is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Based upon advances through December 31, 2002, had the Buyer converted the series B Note at issuance, Buyer would have received $2,206,279 in aggregate value of the company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $596,507 is being charged to interest expense over the term of the related note. The beneficial conversion feature that was charged to interest expense totaled $164,000 and $27,360 in 2002 and 2001, respectively. The total beneficial conversion discount related to this note has been recorded as an increase in additional paid in capital and the unamortized portion as a reduction in the related note. In addition, the Company entered into a Registration Rights Agreement whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) within sixty (60) days of a request from the Buyer (Filing
Date), covering the common stock to be issued upon conversion of the Series B Note. If this registration Statement is not declared effective by the SEC within sixty (60) days of the filing date the conversion percentage shall decrease by two percent (2%) for each month that the Registration Statement is not declared effective. The May 21, 2002 modification extended the maturity date of the Series B Note to November 7, 2004, provided the opportunity to extend the maturity date to November 7, 2005, required that principal and interest be payable in share of common stock, or cash, at the discretion of the Company, and provided that any fees or expenses related to any registration of the common stock will be borne equally by the Company and the Buyer, or entirely by the Buyer in the case of a filing by Buyer and filed before April 10, 2003.

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

Note 9. Notes Payable

At December 31, 2002 the Company was obligated on short-term notes payable to a related party. The notes bear interest at 8% and are due in 2003.

Note 10. Issuance of Common Stock

During 2002 and 2001 the Company issued 3,054,556 and 3,193,126 shares of common stock, respectively, in connection with the payment of approximately $260,600 and $177,700 of interest due on its convertible debt.

In addition, during 2002 and 2001 the Company issued 9,176,396 and 4,929,229 shares of common stock respectively, in connection with the payment of approximately $859,500 and $178,600 of legal and consulting fees.

Note 11. Contingencies

The Company leased its former technology location under an operating lease commencing on January 1, 2000 and expiring on December 31, 2004. Prior to December 31, 2000, the Company abandoned this facility and ceased payments required under the lease. During 2001, the landlord initiated an action seeking approximately $115,000 in damages, interest and attorneys' fees. In December 2002, the Company entered into a settlement agreement of this matter under which the Company agreed to pay a total of $10,000.

                                  EXHIBIT INDEX

    Exhibit No.   Description of Exhibits
    -----------   -----------------------
      3.1         Certificate of Incorporation, as amended (incorporated by
                  reference to Exhibit 3.1 to Form 10-KSB, filed on April 1, 2002)

      3.2         Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.2 to Form 10-KSB, filed on April 14, 2000)

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

      10.3        1999 Omnibus Share Plan (incorporated by reference to Exhibit
                  10.3 to Form SB-2/A filed on December 1, 2000)

      10.4 Internet Data Center Services Agreement dated July 21, 1999 between the Registrant and Exodus Communications, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-KSB filed on May 11, 2001)

      10.5 Securities Purchase Agreement dated March 23, 2000 between the Registrant and Augustine Fund, L.P. (incorporated by reference to Exhibit 10.2 to Form 10-KSB filed on April 14, 2000)

      10.6 Convertible Note dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed on April 14, 2000)

      10.7 Warrant dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement (incorporated by reference to Exhibit 10.4 to Form 10-KSB filed on April 14,
                  2000)

      10.8        Registration Rights Agreement (incorporated by reference to
                  Exhibit 10.5 to Form 10-KSB filed on April 14, 2000)

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

      10.17       2002 Stock Option Plan*

      16.1 Letter regarding Change of Certifying Accountant (incorporated by reference from Exhibit 16.2 to Form 8-K filed on February 3, 2003).

      21.1        Subsidiaries of the Registrant (included in Item I)*

      23.1        Consent of Carlin, Charron & Rosen, LLP*

      23.2        Consent of Wolf & Company, P.C. (incorporated by reference to
                  Exhibit 23.1 to Form 10-KSB, filed on April 1, 2002)

      99.1        Risk Factors*

      99.2 Certification of President and CFO pursuant to Section 906 of the 2002 Sarbanes-Oxley Act*

----------
* filed herewith