Form 10QSB
period 2003-03-31
SALES ONLINE DIRECT INC
filed 2003-05-15
CIK 1017655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                               Yes |X|    No |_|

      As of May 1, 2003, the issuer had outstanding 135,574,943 shares of its Common Stock, par value $.001 per share.

      Transitional Small Business Disclosure Format

                               Yes |_|    No |X|

                            Sales Online Direct, Inc.
                                 and Subsidiary
                                   Form 10-QSB
                    For the Three Months ended March 31, 2003

                                TABLE OF CONTENTS

Part I - Financial Information

  Item 1. Financial Statements

             Consolidated Balance Sheets
             March 31, 2003 and December 31, 2002 (unaudited) ..........    3

             Consolidated Statements of Operations
             Three months ended March 31, 2003 and
             2002 (unaudited) ..........................................    4

             Consolidated Statements of Cash Flows
             Three months ended March 31, 2003 and
             2002 (unaudited) ..........................................    5

             Consolidated Statements of Changes in Shareholders' Deficit Three months ended March 31, 2003
             (unaudited) ...............................................    6

             Notes to Consolidated Financial Statements
             Three months ended March 31, 2003 and 2002 ................   7-11

  Item 2. Management's Discussion and Analysis or
          Plan of Operation ............................................   12

  Item 3. Controls and Procedures ......................................   16

Part II - Other Information

  Item 1. Legal Proceedings ............................................   16

  Item 2. Changes in Securities ........................................   16

  Item 3. Defaults Upon Senior Securities ..............................   16

  Item 4. Submission of Matters to a Vote of Security Holders ..........   16

  Item 5. Other Information ............................................   16

  Item 6. Exhibits and Reports on Form 8-K .............................   16

  Signatures ...........................................................   17

  Certifications .......................................................   17-19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,              December 31,
                              ASSETS                                           2003                     2002
                                                                               ----                     ----
                                                                            (Unaudited)               (Audited)
Current assets:
    Cash and cash equivalents                                              $     34,079             $     41,283
    Accounts receivable                                                           9,806                    7,495
    Inventories                                                               1,021,000                  966,749
    Prepaid expenses                                                             82,283                   86,544
    Other current assets                                                         13,325                   18,413
                                                                           ------------             ------------

       Total current assets                                                   1,160,493                1,120,484

Property and equipment, net                                                     765,237                  907,785
Other intangible assets                                                       2,026,035                2,279,799
                                                                           ------------             ------------

Total assets                                                               $  3,951,765             $  4,308,068
                                                                           ============             ============

                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Notes payable                                                          $    155,000             $    115,000
    Accounts payable                                                            356,796                  260,546
    Accrued expenses                                                            479,162                  428,005
                                                                           ------------             ------------

       Total current liabilities                                                990,958                  803,551
                                                                           ------------             ------------

Convertible debt                                                              3,827,777                3,778,377
                                                                           ------------             ------------

Contingencies                                                                        --                       --
                                                                           ------------             ------------

Shareholders' deficit:
    Common stock, $.001 par value, 350,000,000 shares
     authorized; 132,963,008 and 128,309,528 shares issued
     and outstanding at March 31, 2003
     and December 31, 2002, respectively                                        132,963                  128,310
    Additional paid-in capital                                               15,451,071               15,231,677
    Accumulated deficit                                                     (16,451,004)             (15,589,228)
    Unearned compensation                                                            --                  (44,619)
                                                                           ------------             ------------

       Total shareholders' deficit                                             (866,970)                (273,860)
                                                                           ------------             ------------

Total liabilities and shareholders' deficit                                $  3,951,765             $  4,308,068
                                                                           ============             ============

           See accompanying notes to consolidated financial statements

                         SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED MARCH 31,
                                       (Unaudited)

                                                           2003               2002
                                                           ----               ----
Revenues                                               $     425,900      $    333,909

Cost of revenues                                             212,597           159,982
                                                       -------------      ------------

Gross profit                                                 213,303           173,927
                                                       -------------      ------------

Operating expenses:
     Selling, general, and administrative expenses           804,018           761,843
     Web site development costs                              182,591           252,324
                                                       -------------      ------------

         Total operating expenses                            986,609         1,014,167
                                                       -------------      ------------

Loss from operations                                        (773,306)         (840,240)
                                                       -------------      ------------

Other income (expense):
     Interest expense                                        (88,477)         (204,890)
     Other income                                                  7                69
                                                       -------------      ------------

         Total other expense, net                            (88,470)         (204,821)
                                                       -------------      ------------

Loss before income taxes                                    (861,776)       (1,045,061)

Provision for income taxes                                        --                --
                                                       -------------      ------------

Net loss                                               $    (861,776)     $ (1,045,061)
                                                       =============      ============

Loss per share (basic and diluted)                     $       (0.01)     $      (0.01)
                                                       =============      ============

     Weighted average shares                             130,726,073        92,975,922
                                                       =============      ============

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                             2003           2002
                                                                             ----           ----
Operating activities:
    Net loss                                                              $(861,776)     $(1,045,061)
    Adjustments to reconcile net loss to net
     cash used in operating activities
        Depreciation and amortization                                       396,312          356,674
        Amortization of unearned compensation                                44,619           47,441
        Amortization of debt discount                                            --           47,804
        Beneficial conversion feature                                        52,673           45,599
        Common stock issued in payment of
          professional and consulting fees                                  168,090          206,584
        Common stock issued in payment of interest                               --           59,836
        Issuance of common stock pursuant to exercise of
          stock options granted to employees for services                    15,984          220,746
        Unrealized gain on marketable securities                                 --              (64)
        Changes in assets and liabilities:
          Accounts receivable                                                (2,311)             554
          Inventories                                                       (54,251)           2,093
          Accounts payable                                                   96,250           37,182
          Accrued expenses                                                   51,157          (21,497)
          Prepaid expenses and other current assets                           9,349          (89,838)
                                                                          ---------      -----------

             Net cash used in operating activities                          (83,904)        (131,947)
                                                                          ---------      -----------

Investing activities:
    Purchase of securities                                                       --           (1,599)
    Property and equipment additions                                             --         (137,810)
                                                                          ---------      -----------

             Net cash used in investing activities                               --         (139,409)
                                                                          ---------      -----------

Financing activities:
    Net proceeds from notes payable                                          40,000          232,274
    Proceeds from convertible debt                                           36,700           64,726
    Proceeds from exercise of stock options                                      --            2,947
                                                                          ---------      -----------

             Net cash provided by financing activities                       76,700          299,947
                                                                          ---------      -----------

Net increase (decrease) in cash and cash equivalents                         (7,204)          28,591

Cash and cash equivalents, beginning                                         41,283           47,669
                                                                          ---------      -----------

Cash and cash equivalents, ending                                         $  34,079      $    76,260
                                                                          =========      ===========

                    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

    Income taxes                                                          $      --      $        --
                                                                          =========      ===========

    Interest                                                              $     367      $        --
                                                                          =========      ===========

                See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

                                                              Common stock       Additional
                                                        -----------------------    Paid-in     Accumulated    Unearned
                                                           Shares       Amount     Capital        deficit   Compensation    Total
                                                        -----------    --------  -----------  ------------     --------   ---------
Balance, December 31, 2002                              128,309,528    $128,310  $15,231,677  $(15,589,228)    $(44,619)  $(273,860)

Amortization of stock-based
   compensation                                                  --          --           --            --       44,619      44,619

Issuance of common stock pursuant to exercise of stock
   options granted to employees for services                360,492         360       15,624            --           --      15,984

Common stock issued in payment of
   professional and consulting fees                       3,573,282       3,573      164,517            --           --     168,090

Conversions of note payable                                 719,706         720       25,680            --           --      26,400

Beneficial conversion discount                                   --          --       13,573            --           --       13,573

Net loss                                                         --          --           --      (861,776)          --    (861,776)
                                                        -----------    --------  -----------  ------------     --------   ---------

Balance, March 31, 2003                                 132,963,008    $132,963  $15,451,071  $(16,451,004)    $     --   $(866,970)
                                                        ===========    ========  ===========  ============     ========   =========

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

Note 1. Organization and Summary Of Significant Accounting Policies

Line of business

      The Company operates and maintains an internet portal dedicated to collectibles in a variety of categories. The Company conducts person to person online auctions of its own merchandise and items posted under consignment arrangements by third party sellers.

General

      The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2002, which are included in the Company's Form 10-KSB.

Principles of consolidation

      The accompanying financial statements include the accounts of Sales Online Direct, Inc. and its wholly-owned subsidiary, Rotman Collectibles, Inc.

Inventories

      Inventories consist of collectible merchandise for sale and are stated at the lower of average cost or market on a first-in, first-out (FIFO) method.

      On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at March 31, 2003 and December 31, 2002 the Company has provided for reserves totaling $175,000 and $180,000, respectively.

Revenue Recognition

      The Company generates revenue from sales of its purchased inventories, fees and commissions on sales of merchandise under consignment type arrangements, web hosting services, appraisal services and advertising and promotional services.

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

      For sales of merchandise under consignment type arrangements, the Company takes physical possession of the merchandise, but is not obligated to, and does not, take title or ownership of merchandise. When an auction is completed, consigned merchandise that has been sold is shipped upon receipt of payment. The Company recognizes the net commission and service revenues relating to the consigned merchandise upon receipt of the gross sales proceeds and shipment of the merchandise. The Company then releases the net sales proceeds to the Consignor, discharging all obligations of the Company with respect to the transaction.

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

Advertising Costs

      Advertising costs totaling approximately $23,000 in both 2003 and 2002 are charged to expense when incurred.

Earnings Per Common Share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 119,217,282 as of March 31, 2003 and 23,643,989 as of March 31, 2002. The
      number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 25,642,250 and 642,250 shares at March 31, 2003 and 2002, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they are antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each period.

Web Site and Software Development Costs

      The Company accounts for web site development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. During the three months ended

      March 31, 2002, the Company capitalized approximately $114,500 of web site development costs. There were no web site development costs capitalized during the three months ended March 31, 2003. Such capitalized costs are included in "Property and Equipment."

Recent Accounting Pronouncements

      During 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) Nos. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", 146 "Accounting for Costs Associated with Exit or Disposal Activities" and 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". The Company does not expect their implementation to have a material impact on the Company's financial statements.

Note 2. Notes Payable

At March 31, 2003 and December 31, 2002, the Company was obligated on short-term notes payable totaling $155,000 and $115,000, respectively. At March 31, 2003 and December 31, 2002 $130,000 and $115,000, respectively, was to a related party. The related party notes bear interest at 8%, while the remainder bears interest at 18%. All of the short-term debt is due in 2003.

Note 3. Common Stock

Call Option Agreements

      The Company was granted call options for 2,283,565 unregistered common shares held by ChannelSpace Entertainment, Inc. at an exercise price of $.001 per share. The call options expire on January 31, 2005.

Stock Options

      On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 50,000,000 shares of its common stock. Under the 2001 Plan employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. During the three months ended March 31, 2003 the Company granted options for 3,933,774 shares at various dates aggregating $184,074 under this plan. During the three months ended March 31, 2002 the Company granted options for 3,845,201 shares at various dates aggregating $423,485 under this plan. All options granted during each period were exercised.

      The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, compensation cost has been recognized based on the difference between the fair market value of the common stock at the grant date and the exercise price. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plan consistent with SFAS No. 123, the Company's net loss for the three months ended March 31, 2003 and 2002 would have been ($1,150,894) and ($1,059,552), respectively, and the loss per share would have been ($.01) for each period.

Note 4. Income Taxes

There was no provision for income taxes for the periods ended March 31, 2003 and 2002 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

At March 31, 2003, the Company has federal and state net operating loss carry forwards of approximately $12,710,000 available to offset future taxable income. The state carry-forwards will expire intermittently through 2008, while the federal carry forwards will expire intermittently through 2023.

Note 5. Convertible Debt Financing

As of March 31, 2003 the Company has issued $4,193,824 of convertible debt, which is presented net of unamortized beneficial conversion discounts of $366,047.

On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note"), due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The Series A Note, as most recently modified on May 21, 2002, is convertible into common stock at a conversion price equal to the lesser of: (1) $.375 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. In connection with the agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to $2.70, one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants will expire on March 31, 2005. A May 21, 2002 modification agreement extended the maturity date of the note until September 30, 2002, provided for additional ninety-day extensions, the third of which was exercised on March 31, 2003, beyond that date until March 31, 2005, waived interest for periods after March 31, 2002, and released the Company from all requirements to register any common shares issuable under the note or to keep any existing registration statements effective. As of March 31, 2003 the outstanding balance of his note was $2,544,350, since $455,650 has been converted into 6,502,142 shares of the Company's common stock at conversion prices ranging from $.028 to $.236 per share.

On November 7, 2001, the Company entered into a Loan Agreement, whereby it issued an 8% convertible note in the amount of $1,000,000, due November 7, 2003 (the "Series B Note") to Buyer. This note was modified on May 21, 2002 to, among other things, allow the Company to borrow up to $2,000,000. The Series B Note, as modified, is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Based upon advances through March 31, 2003, had the Buyer converted the Series B Note at issuance, Buyer would have received $2,259,555 in aggregate value of the company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $610,081 is being charged to interest expense over the term of the related note. The beneficial conversion feature that was charged to interest expense totaled $52,673 and $45,599 during the three months ended March 31, 2003 and 2002, respectively. The total beneficial conversion discount related to this note has been recorded as an increase in additional paid in capital and the unamortized portion as a reduction in the related note. In addition, the Company entered into a

Registration Rights Agreement whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) within sixty (60) days of a request from the Buyer ("Filing Date"), covering the common stock to be issued upon conversion of the Series B Note. If this Registration Statement is not declared effective by the SEC within sixty (60) days of the filing date the conversion percentage shall decrease by two percent (2%) for each month that the Registration Statement is not declared effective. The May 21, 2002 modification extended the maturity date of the Series B Note to November 7, 2004, provided the opportunity to extend the maturity date to November 7, 2005, required that principal and interest be payable in shares of common stock, or cash, at the discretion of the Company, and provided that any fees or expenses related to any registration of the common stock will be borne equally by the Company and the Buyer.

On November 7, 2001, the Company entered into a second Loan Agreement whereby it issued a 6% convertible note, due November 7, 2003 (the "Rotman Note"), to Leslie Rotman, the mother of Gregory and Richard Rotman. The Rotman Note was converted into 23,916,378 shares of common stock at conversion prices ranging from $.0298 to $.05152 per share in early January 2002. Since the Rotman Note was fully converted in early January 2002 the related beneficial conversion feature of $250,000 was charged to interest expense in 2001.

Note 6. Issuance of Common Stock

During the three months ended March 31 2003 and 2002 the Company issued 3,573,282 and 1,367,289 shares of common stock respectively, in connection with the payment of approximately $168,000 and $207,000 of professional and consulting fees, respectively.

During the three months ended March 31, 2003 the Company issued 719,706 shares of common stock in connection with payments totaling $26,400 on the Series A Note (Note 5).

In addition, during the three months ended March 31, 2002 the Company issued 2,393,400 shares of common stock in connection with the payment of approximately $60,000 of interest due on its convertible debt and 294,750 shares of common stock in connection with the exercise of stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

      Our primary business, based on our revenues, is the purchase and sale of collectibles and memorabilia. We operate an online auction site that provides a full range of services to sellers and buyers, and maintain multiple collectibles portals, offering integrated information and services to the collectibles community. The collectibles industry includes every person that collects items having either economic or sentimental value, such as antiques, sports and entertainment memorabilia, stamps, coins, figurines, dolls, collector plates, plush and die cast toys, cottage/village reproductions and other decorative or limited edition items that are intended for collecting and other memorabilia. A portal is an Internet web site that enables visitors to search for, and visit, other related sites, access related services, and obtain relevant data. Over the past two years, our focus has been portal development in our own industry of collectibles. To that end, we developed our web site www.CollectingChannel.com, and we acquired a large collection of entertainment memorabilia. We plan to converge our multiple sites into one integrated site in 2003. We also plan to build other portals, some that will charge fees to access their services, and others to leverage company-owned technology and web sites. In 2003, we began to offer "AuctionInc." software, a suite of online management tools developed by us during 2001 and 2002, to other online sellers, and we expanded our online appraisal services and autograph signing events.

Critical Accounting Policies

      Our significant accounting policies are more fully described in Note 1 to our financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

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

Results of Operations

      The following discussion compares the Company's results of operations for the three months ended March 31, 2003 with those for the three months ended March 31, 2002. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

      Revenue. For the three months ended March 31, 2003, revenue was $425,900, 97% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $415,600. Advertising and web hosting fees were approximately $6,200 or 1% of gross revenues during the quarter ended March 31, 2003.

      The Company's 2003 first quarter revenues represent an increase of approximately $92,000, or 28%, from the three-month period ended March 31, 2002, in which revenue was approximately $333,900. For the three month period ended March 31, 2002, sales of the Company's product were approximately $321,200, or 96% of gross sales, and advertising and web hosting fees were $12,500, or 4% of gross revenues.

      The reason for the increase in revenues was a combination of higher sales of Company owned product of $94,400 from the same period in 2002 and $4,000 for Ask the Appraiser(TM), offset by a decrease of $6,300 in advertising and web hosting fees. Higher sales of Company owned product are the net result of higher sales of sports memorabilia, movie posters, and other collectibles. Gross profit from Company owned product sales for the three months ended March 31, 2003 was $204,600, which represents an increase of $43,400 from the comparable quarter in 2002, in which gross profit from Company owned product sales was $161,200. Since gross margin percentages on Company owned product were approximately the same for the first quarter of 2003 than in 2002, and sales of Company owned product were $94,400 higher in the quarter ended March 31, 2003, the Company produced $43,400 more gross margin dollars.

      Operating Expenses. Total operating expenses for the three months ended March 31, 2003 were approximately $986,600, compared to $1,014,200 for the corresponding period in 2002, a decrease of $27,600. Sales, general and administrative ("SG&A") expenses for the three months ended March 31, 2003 were approximately $804,000, compared to $761,800 for the three months ended March 31, 2002. The increase of $42,200 in SG&A costs includes an increase in payroll and related costs of $51,200 and an increase in professional fees of $65,200, offset by a decrease in miscellaneous SG&A costs of $71,700. Depreciation and amortization decreased by approximately $2,500 due to certain assets becoming fully depreciated during 2002. Costs associated with planning, maintaining and operating our web sites for the three months ended March 31, 2003 decreased approximately $69,700 from the corresponding period in 2002. This decrease is due primarily to a decrease in payroll of $259,200, offset by increases in consulting fees of $33,000, as certain employees were replaced with consultants, depreciation of $22,100, computer expenses of $20,500, and the fact that there were no web site development costs capitalized for the quarter ended March 31, 2003 compared to $114,5000 in web site development costs for the corresponding quarter in 2002.

      Interest Expense. For the quarter ended March 31, 2003, the Company incurred interest charges of approximately $88,500 associated with one convertible note, compared to interest charges of $205,000 for the corresponding period in 2002. The decrease of $116,500 is attributable to approximately $3,000,000 in convertible debt that became non-interest bearing effective April 1, 2002, and full recognition as of March 31, 2002 of $47,800 related to warrants and deferred finance fees, offset by charges associated with new convertible debt.

      Net Loss. The Company realized a net loss for the three months ended March 31, 2003 of approximately $861,800, or $.01 per share, as compared to a loss of $1,045,100, or $.01 per share for the three months ended March 31, 2002.

      Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

      At March 31, 2003, total assets of the Company were $3,951,800, compared to $4,308,100 at December 31, 2002. The decrease was primarily due to depreciation and amortization totaling $396,300 offset by an increase in inventories of $54,000.

Operating Cash Flows

      A summarized reconciliation of the Company's net losses to cash used in operating activities for the three months ended March 31, 2003 compared to March 31, 2002, is as follows:

                                                      2003             2002
                                                      ----             ----

Net loss                                            $(861,800)     $(1,045,100)

 Depreciation and amortization                        440,900          404,100
 Amortization of beneficial conversion discount
    and debt discount                                  52,700           93,400
 Common stock issued in payment services              184,100          427,300
 Common stock issued in payment of interest                --           59,800
 Changes in current assets and liabilities            100,200          (71,500)
                                                    ---------      -----------

Net cash used in operating activities               $ (83,900)     $  (132,000)
                                                    =========      ===========

Working Capital and Liquidity

      The Company had cash and cash equivalents of $34,000 at March 31, 2003, compared to $41,300 at December 31, 2002. The Company had $169,000 of working capital at March 31, 2003, compared to working capital of $316,000 at December 31, 2002. At March 31, 2003 current liabilities were $991,000 compared to $803,600 at December 31, 2002. During the quarter ended March 31, 2003 current liabilities increased primarily due to accrued interest, consulting fees, and payroll.

      As discussed in Note 5 of the Financial Statements, the Company has outstanding convertible notes held by Augustine Fund, L.P. ("Augustine Fund"). The Series A Note, in the original principal amount of $3,000,000, has been reduced by $455,650 through the conversion of common stock. The Company has available approximately $350,000 under the $2,000,000 Series B Note. During 2002, Augustine had refused to honor certain draw requests, citing inadequate liquidity in the Company's common stock and Augustine's lack of cash resources. As of March 31, 2003, Augustine Fund was current with all draw requests. If, in the future, Augustine Fund fails to honor draw requests, the Company may need to seek alternative financing or seek damages for breach of contract from Augustine Fund.

      The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2002. The Company needs an infusion of $500,000 of additional capital to fund anticipated operating costs over the next 12 months. However, management anticipates continued growth in gross profit. Management anticipates that its suite of management tools, called "AuctionInc.", its new online appraisal service, Ask the Appraiser(TM), offered through eBay, and sales from its movie poster inventory, will continue to increase revenues and result in higher gross profit. Subject to the discussion below, management believes that the Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options for approximately 2.3 million shares of common stock, which, once assigned by the Company, can generate between $95,000 and $750,000 of cash. In addition, Augustine Fund is required to provide additional financing, under its $2,000,000 convertible note at the Company's request in the amount of $350,525. Management also obtained private financing in 2002 and the first quarter of 2003 in the aggregate amount of $130,000 pursuant to 8% promissory notes held by a related party, and $25,000 pursuant to an 18% promissory note to an unrelated party. This short term financing at higher interest rates is for the purpose of purchasing inventory. We anticipate that this private financing will be repaid shortly after the related inventory is sold.

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

      Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this Report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Exhibit 99.1, "Risk Factors", in the Company's Form 10-KSB for the fiscal year ended December 31, 2002.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      (c) During the first quarter of 2003, Augustine Fund, L.P. converted $26,400 of the March 23, 2000 convertible note into 719,706 shares of common stock of the Company. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible notes and the warrants issued in connection with the note for its own account. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The Company did not issue any shares of its common stock, par value $.001 per share, to Augustine Fund, L.P., for interest due pursuant to the eight percent convertible note issued by the Company to the Augustine Fund, L.P. on November 7, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      99.1 Certification of President and CFO pursuant to Section 906 of the 2002 Sarbanes-Oxley Act.

(b)   Reports on Form 8-K:

      The Company filed a report on Form 8-K with the Securities and Exchange Commission as of February 3, 2003, under Item 4, announcing that Wolf & Company, P.C. had been dismissed as the Company's independent accountants effective January 27, 2003, and that Carlin, Charron & Rosen, LLP has been appointed as the Company's independent accountants effective January 31, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2003                SALES ONLINE DIRECT, INC.
                                   Registrant


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

Date: May 12, 2003


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


Date: May 12, 2003                       /s/ Richard Rotman
                                         --------------------------------------
                                         Richard Rotman, Chief Financial Officer

                                LIST OF EXHIBITS

Exhibit No.         Description
-----------         -----------

99.1 Certification of President and CFO pursuant to Section 906 of the 2002 Sarbanes-Oxley Act