Form 10QSB
period 2003-06-30
SALES ONLINE DIRECT INC
filed 2003-08-14
CIK 1017655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                 (508) 791-6710
                (Issuer's telephone number, including area code)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes |X| No |_|

      As of August 1, 2003, the issuer had outstanding 147,660,407 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                            Sales Online Direct, Inc.
                                 and Subsidiary
                                   Form 10-QSB
                For the Three and Six Months ended June 30, 2003

                                TABLE OF CONTENTS

Part I - Financial Information

       Item 1. Financial Statements

               Consolidated Balance Sheets
               June 30, 2003 (unaudited) and December 31, 2002 (audited) ..... 3

               Consolidated Statements of Operations
               Three and Six months ended June 30, 2003 and
               2002 (unaudited) .............................................. 4

               Consolidated Statements of Cash Flows
               Six months ended June 30, 2003 and
               2002 (unaudited) .............................................. 5

               Consolidated Statements of Changes in Stockholders' Deficit
               Six months ended June 30, 2003
               (unaudited) ................................................... 6

               Notes to Consolidated Financial Statements
               Six months ended June 30, 2003 and 2002 .................... 7-12

       Item 2. Management's Discussion and Analysis or
               Plan of Operation ............................................ 13

       Item 3. Controls and Procedures ...................................... 18


Part II - Other Information

       Item 1. Legal Proceedings ............................................ 18

       Item 2. Changes in Securities and Use of Proceeds .................... 18

       Item 3. Defaults Upon Senior Securities .............................. 18

       Item 4. Submission of Matters to a Vote of Security Holders .......... 18

       Item 5. Other Information ............................................ 18

       Item 6. Exhibits and Reports on Form 8-K ............................. 18

       Signatures ........................................................... 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                June 30,      December 31,
                                                                  2003           2002
                                                                  ----           ----
                                                               (Unaudited)     (Audited)
                                     ASSETS

Current assets:
    Cash and cash equivalents                                 $     32,275    $     41,283
    Accounts receivable                                              8,069           7,495
    Inventories, net                                               860,247         966,749
    Prepaid expenses                                                67,037          86,544
    Other current assets                                            24,272          18,413
                                                              ------------    ------------

       Total current assets                                        991,900       1,120,484

Property and equipment, net                                        622,872         907,785
Other intangible assets                                          1,822,267       2,279,799
                                                              ------------    ------------

Total assets                                                  $  3,437,039    $  4,308,068
                                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Notes payable                                             $    180,000    $    115,000
    Accounts payable                                               334,561         260,546
    Accrued expenses                                               506,959         428,005
                                                              ------------    ------------

       Total current liabilities                                 1,021,520         803,551
                                                              ------------    ------------

Convertible debt                                                 3,606,583       3,778,377
                                                              ------------    ------------

Contingencies                                                           --              --
                                                              ------------    ------------

Shareholders' deficit:
    Common stock, $.001 par value, 350,000,000 shares
     authorized; 145,574,151 and 128,309,528 shares issued
     and outstanding at June 30, 2003
     and December 31, 2002, respectively                           145,574         128,310
    Additional paid-in capital                                  16,051,957      15,231,677
    Accumulated deficit                                        (17,388,595)    (15,589,228)
    Unearned compensation                                               --         (44,619)
                                                              ------------    ------------

       Total shareholders' deficit                              (1,191,064)       (273,860)
                                                              ------------    ------------

Total liabilities and shareholders' deficit                   $  3,437,039    $  4,308,068
                                                              ============    ============

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three months     Six months       Three months     Six months
                                                       ended June      ended June        ended June      ended June
                                                        30, 2003        30, 2003          30, 2002        30, 2002
                                                     -------------    -------------    -------------    -------------

Revenues                                             $     461,225    $     887,125    $     321,863    $     655,772

Cost of revenues                                           278,997          491,594          214,497          374,479
                                                     -------------    -------------    -------------    -------------

Gross profit                                               182,228          395,531          107,366          281,293
                                                     -------------    -------------    -------------    -------------

Operating expenses:
     Selling, general, and administrative expenses         853,176        1,657,194          694,669        1,456,512
     Web site development costs                            174,317          356,908          113,017          365,341
                                                     -------------    -------------    -------------    -------------

        Total operating expenses                         1,027,493        2,014,102          807,686        1,821,853
                                                     -------------    -------------    -------------    -------------

Loss from operations                                      (845,265)      (1,618,571)        (700,320)      (1,540,560)
                                                     -------------    -------------    -------------    -------------

Other income (expense):
     Interest expense                                      (92,345)        (180,822)         (46,694)        (251,584)
     Other income (expense)                                     19               26           (1,042)            (973)
                                                     -------------    -------------    -------------    -------------

        Total other expense, net                           (92,326)        (180,796)         (47,736)        (252,557)
                                                     -------------    -------------    -------------    -------------

Loss before income taxes                                  (937,591)      (1,799,367)        (748,056)      (1,793,117)

Provision for income taxes                                      --               --               --               --
                                                     -------------    -------------    -------------    -------------

Net loss                                             $    (937,591)   $  (1,799,367)   $    (748,056)   $  (1,793,117)
                                                     =============    =============    =============    =============

Loss per share (basic and diluted)                   $       (0.01)   $       (0.01)   $       (0.01)   $       (0.02)
                                                     =============    =============    =============    =============

     Weighted average shares                           136,287,217      133,516,738      114,651,420      109,933,294
                                                     =============    =============    =============    =============

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                        2003           2002
                                                                        ----           ----

Operating activities:
    Net loss                                                        $(1,799,367)   $(1,793,117)
    Adjustments to reconcile net loss to net
     cash used in operating activities
        Depreciation and amortization                                   742,445        711,219
        Amortization of unearned compensation                            44,619         94,882
        Amortization of debt discount                                        --         47,804
        Beneficial conversion feature                                   106,696         64,677
        Common stock issued in payment of interest                           --        260,566
        Common stock issued in payment of professional
               and consulting fees                                      465,180        572,157
        Issuance of common stock pursuant to exercise of
          stock options granted to employees for services                37,174        366,721
        Unrealized loss on marketable securities                             --          1,002
        Changes in assets and liabilities:
          Accounts receivable                                              (574)        (2,421)
          Inventories                                                   106,502         68,834
          Accounts payable                                               74,015        (50,900)
          Accrued expenses                                               78,954       (531,084)
          Prepaid expense and other current assets                       13,648        (53,040)
                                                                    -----------    -----------
             Net cash used in operating activities                     (130,708)      (242,700)
                                                                    -----------    -----------

Investing activities:
    Purchase of securities                                                   --         (1,599)
    Intangible asset additions                                               --        (16,000)
    Property and equipment additions                                         --       (255,881)
                                                                    -----------    -----------
             Net cash used in investing activities                           --       (273,480)
                                                                    -----------    -----------

Financing activities:
    Net proceeds from notes payable                                      65,000             --
    Proceeds from convertible debt                                       56,700        503,000
    Proceeds from exercise of stock options                                  --          2,948
                                                                    -----------    -----------
             Net cash provided by financing activities                  121,700        505,948
                                                                    -----------    -----------
Net decrease in cash and equivalents                                     (9,008)       (10,232)
Cash and equivalents, beginning                                          41,283         47,669
                                                                    -----------    -----------
Cash and equivalents, ending                                        $    32,275    $    37,437
                                                                    ===========    ===========

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

    Income taxes                                                    $        --    $        --
                                                                    ===========    ===========
    Interest                                                        $     2,250    $        --
                                                                    ===========    ===========

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

                                                        Common stock          Additional
                                                   -----------------------     Paid-in     Accumulated      Unearned
                                                     Shares        Amount      Capital       deficit      Compensation     Total
                                                   -----------    --------   -----------   ------------   ------------  -----------

Balance, December 31, 2002                         128,309,528    $128,310   $15,231,677   $(15,589,228)    $(44,619)   $  (273,860)

Amortization of stock-based
  compensation                                              --          --            --             --       44,619         44,619

Issuance of common stock pusuant to exercise of
  stock options granted to employees for services      796,022         796        36,378             --           --         37,174

Common stock issued in payment of
  professional and consulting fees                  10,746,459      10,746       454,434             --           --        465,180

Conversions of notes payable                         5,722,142       5,722       308,498             --           --        314,220

Beneficial conversion discount                                                    20,970             --           --         20,970

Net loss                                                    --          --            --     (1,799,367)          --     (1,799,367)
                                                   -----------    --------   -----------   ------------     --------    -----------

Balance, June 30, 2003                             145,574,151    $145,574   $16,051,957   $(17,388,595)    $     --    $(1,191,064)
                                                   ===========    ========   ===========   ============     ========    ===========

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

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

      On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at June 30, 2003 and December 31, 2002 the Company has provided for reserves totaling $170,000 and $180,000, respectively.

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

Advertising Costs

      Advertising costs totaling approximately $55,000 in 2003 and $44,000 in 2002 are charged to expense when incurred.

Earnings Per Common Share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 30,671,907 as of June 30, 2003, and 71,150,413 as of June 30, 2002. The
      number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 25,642,250 and 642,250 shares at June 30, 2003 and 2002, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they are antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each period.

Web Site and Software Development Costs

      The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. During the six months ended June 30, 2002, the Company capitalized approximately $228,000 of Web site development costs. There were no website development costs capitalized during the six months ended June 30, 2003. Such capitalized costs are included in "Property and equipment."

Recent Accounting Pronouncements

      During 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) Nos. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", 146 "Accounting for Costs Associated with Exit or Disposal Activities" and 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". During the six months ended June 30, 2003, the Financial Accounting Standards Board issued SFAS Nos. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Company does not expect implementation of these standards to have a material impact on the Company's financial statements.

Note 2. Notes Payable

      At June 30, 2003 and December 31, 2002, the Company was obligated on short-term notes payable totaling $180,000 and $115,000, respectively. At June 30, 2003 and December 31, 2002 $130,000 and $115,000, respectively, was to a related party. The related party notes bear interest at 8%, while the remainder bears interest at 18%. All of the short-term debt is due in 2003.

Note 3. Common Stock

Call Option Agreements

      The Company was granted call options for 2,283,565 unregistered common shares held by ChannelSpace Entertainment, Inc. at an exercise price of $.001 per share. The call options expire on January 31, 2005.

Stock Options

      On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 50,000,000 shares of its common stock. Under the 2001 Plan employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. During the six months ended June 30, 2003, the Company granted options for 11,542,481 shares at various dates aggregating $502,354 under this plan. During the six months ended June 30, 2002 the Company granted options for 9,100,813 shares at various dates aggregating $938,878 under this plan. All options granted during each period were exercised.

      The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, compensation cost has been recognized based on the difference between the fair market value of the common stock at the grant date and the exercise price. The following table reflects proforma net loss and loss per share had the Company elected to adopt the fair value approach of SFAS No. 123, as amended by SFAS No. 148:

                                              For the six months ended
                                              ------------------------
                                          June 30, 2003       June 30, 2002
                                          -------------       -------------

Net loss, as reported                     ($  1,799,367)      ($  1,793,117)

Add stock compensation costs
 on options granted below
 fair market value                               44,619              94,882

Less stock compensation costs
 had option expense been
 measured at fair value                        (529,571)           (123,864)
                                          -------------       -------------
Proforma net loss, as adjusted            ($  2,284,319)      ($  1,822,099)
                                          =============       =============

Weighted average shares                     133,516,738         109,933,294
                                          =============       =============

Loss per share (basic
  and diluted), as reported               ($        .01)      ($        .02)
                                          =============       =============

Proforma loss per share (basic
 and diluted), as adjusted                ($        .02)      ($        .02)
                                          =============       =============

                                             For the three months ended
                                              ------------------------
                                          June 30, 2003       June 30, 2002
                                          -------------       -------------

Net loss, as reported                     ($    937,591)      ($    748,056)

Add stock compensation costs
 on options granted below
 fair market value                                   --              47,441

Less stock compensation costs
 had option expense been
 measured at fair value                        (189,684)            (61,932)
                                          -------------       -------------

Proforma net loss, as adjusted            ($  1,127,275)      ($    762,547)
                                          =============       =============

Weighted average shares                     136,287,217         114,651,420
                                          =============       =============

Loss per share (basic
 and diluted), as reported                ($        .01)      ($        .01)
                                          =============       =============

Proforma loss per share (basic
 and diluted), as adjusted                ($        .01)      ($        .01)
                                          =============       =============

These proforma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Note 4. Income Taxes

      There was no provision for income taxes for the periods ended June 30, 2003 and 2002 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

      The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

      At June 30, 2003, the Company has federal and state net operating loss carry forwards of approximately $13,600,000 available to offset future taxable income. The state carry-forwards will expire intermittently through 2008, while the federal carry forwards will expire intermittently through 2023.

Note 5. Convertible Debt Financing

      As of June 30, 2003 the Company has issued $3,926,004 of convertible debt, which is presented net of unamortized beneficial conversion discounts of $319,421.

      On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note"), due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The Series A Note, as most recently modified on May 21, 2002, is convertible into common stock at a conversion price equal to the lesser of: (1) $.375 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. In connection with the agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to $2.70, one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants will expire on March 31, 2005. A May 21, 2002 modification agreement extended the maturity date of the note until September 30, 2002, provided for additional ninety-day extensions, the fourth of which was exercised on June 30, 2003, beyond that date until March 31, 2005, waived interest for periods after March 31, 2002, and released the Company from all requirements to register any common shares issuable under the note or to keep any existing registration statements effective. As of June 30, 2003 the outstanding balance of this note was $2,256,530, since $743,470 has been converted into 11,504,400 shares of the Company's common stock at conversion prices ranging from $.028 to $.236 per share.

      On November 7, 2001, the Company entered into a Loan Agreement, whereby it issued an 8% convertible note in the amount of $1,000,000, due November 7, 2003 (the "Series B Note") to Buyer. This note was modified on May 21, 2002 to, among other things, allow the Company to borrow up to $2,000,000. The Series B Note, as modified, is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Based upon advances through June 30, 2003, had the Buyer converted the Series B Note at issuance, Buyer would have received $2,286,952 in aggregate value of the company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $617,478 is being charged to interest expense over the term of the related note. The beneficial conversion feature that was charged to interest expense totaled $54,023 and $106,696 during the three and six months ended March 31, 2003, respectively. The beneficial conversion feature that was charged to interest expense totaled $19,078 and $64,677 during the three and six months ended June 30, 2002, respectively. The total beneficial conversion discount related to this note has been recorded as an increase in additional paid in capital and the unamortized portion as a reduction in the related note. In addition, the Company entered into a Registration Rights Agreement whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) within sixty (60) days of a request from the Buyer ("Filing Date"), covering the common stock to be issued upon conversion of the Series B Note. If this Registration Statement is not declared effective by the SEC within sixty (60) days of the filing date the conversion percentage shall decrease by two percent (2%) for each month that the Registration Statement is not declared effective. The May 21, 2002 modification extended the maturity date of the Series B Note to November 7, 2004, provided the opportunity to extend the maturity date to November 7, 2005, required that principal and interest be payable in shares of common stock, or cash, at the discretion of the Company, and provided that any fees or expenses related to any registration of the common stock will be borne equally by the Company and the Buyer.

Note 6. Issuance of Common Stock

      During the six months ended June 30, 2003 and 2002 the Company issued 10,746,459 and 5,570,444 shares of common stock respectively, in connection with the payment of approximately $465,180 and $572,157 of professional and consulting fees, respectively.

      In addition, during the six months ended June 30, 2002 the Company issued 3,054,556 shares of common stock in connection with the payment of approximately $260,566 of interest due on its convertible debt.

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

Results of Operations

      The following discussion compares the Company's results of operations for the three and six months ended June 30, 2003, with those for the three and six months ended June 30, 2002. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Three months ended June 30, 2003 and 2002

      Revenue. For the three months ended June 30, 2003, revenue was $461,200, 96% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $440,600. Advertising and web hosting fees were approximately $19,000 or 4% of gross revenues during the quarter ended June 30, 2003.

      The Company's 2003 second quarter revenues represent an increase of approximately $139,300, or 43%, from the three-month period ended June 30, 2002, in which revenue was approximately $321,900. For the three month period ended June 30, 2002, sales of the Company's product were approximately $310,000, or 96% of gross sales, and advertising and web hosting fees were $6,000, or 2% of gross revenues.

      The reason for the increase in revenues was a combination of higher sales of Company owned product of $130,600 from the same period in 2002, a $13,000 increase in advertising and web hosting fees, offset by $4,400 less in appraisal fees. Higher sales of Company owned product are the net result of higher sales of sports memorabilia, movie posters, and other collectibles. Gross profit from Company owned product sales for the three months ended June 30, 2003 was $161,700, which represents an increase of $63,300 from the comparable quarter in 2002, in which gross profit from Company owned product sales was $98,400. Since gross margin percentages on Company owned product were approximately 5% better, and sales of Company owned product were $130,600 higher in the quarter ended June 30, 2003, the Company produced $63,400 more gross margin dollars, a 64% increase.

      Operating Expenses. Total operating expenses for the three months ended June 30, 2003 were approximately $1,027,500, compared to $807,700 for the corresponding period in 2002, an increase of $219,800. Sales, general and administrative ("SG&A") expenses for the three months ended June 30, 2003 were approximately $853,200, compared to $694,700 for the three months ended June 30, 2002. The increase of $158,500 in SG&A costs include increases in consulting and professional fees of $194,200 and other SG&A costs of $53,500, offset by a decrease in payroll and related costs of $87,200. Depreciation and amortization decreased by approximately $2,000 due to certain assets becoming fully depreciated during 2002. Costs associated with planning, maintaining and operating our web sites for the three months ended June 30, 2003 increased approximately $61,300 from the corresponding period in 2002. This increase is due primarily to an increase in consulting fees of $43,100, offset by decreases in payroll of $51,900, computer expense of $18,600, depreciation of $6,400, and the fact that there were no web site development costs capitalized for the quarter ended June 30, 2003 compared to $94,500 in web site development costs for the corresponding quarter in 2002.

      Interest Expense. For the quarter ended June 30, 2003, the Company incurred interest charges of approximately $92,300 principally associated with one convertible note, compared to interest charges of $46,700 for the corresponding period in 2002. The increase of $45,600 is attributable to $34,900 more amortization of beneficial conversion discounts and charges associated with higher borrowing balances.

      Net Loss. The Company realized a net loss for the three months ended June 30, 2003 of approximately $937,600, or $.01 per share, as compared to a loss of $748,100, or $.01 per share for the three months ended June 30, 2002.

      Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Six months ended June 30, 2003 and 2002

      Revenue. For the six months ended June 30, 2003, revenue was $887,100, 96% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $856,200. Advertising and web hosting fees were approximately $25,200 or 3% of gross revenues during the six months ended June 30, 2003.

      The Company's 2003 revenues represent an increase of approximately $231,300, or 35%, from the six-month period ended June 30, 2002, in which revenue was approximately $655,800. For the six month period ended June 30, 2002, sales of the Company's product were approximately $631,200, or 96% of gross sales, and advertising and web hosting fees were $18,600, or 3% of gross revenues.

      The reason for the increase in revenues was a combination of higher sales of Company owned product of $225,000 from the same period in 2002 and $6,600 in advertising and web hosting fees. Higher sales of Company owned product are the net result of higher sales of sports memorabilia, movie posters, and other collectibles. Gross profit from Company owned product sales for the six months ended June 30, 2003 was $366,400, which represents an increase of $106,800 from the comparable period in 2002, in which gross profit from Company owned product sales was $259,600. Since gross margin percentages on Company owned product were approximately the same for the first six months of 2003 and 2002, and sales of Company owned product were $225,000 higher in the period ended June 30, 2003, the Company produced $106,800 more gross margin dollars, a 41% increase.

      Operating Expenses. Total operating expenses for the six months ended June 30, 2003 were approximately $2,014,100, compared to $1,821,900 for the corresponding period in 2002, an increase of $192,200. Sales, general and administrative ("SG&A") expenses for the six months ended June 30, 2003 were approximately $1,657,200, compared to $1,456,500 for the six months ended June 30, 2002. The increase of $200,700 in SG&A costs includes decreases in payroll and related costs of $46,500 and miscellaneous SG&A costs of $19,000, offset by an increase in consulting and professional fees of $259,300. Depreciation and amortization decreased by approximately $4,500 due to certain assets becoming fully depreciated during 2002. Costs associated with planning, maintaining and operating our web sites for the six months ended June 30, 2003 decreased approximately $8,400 from the corresponding period in 2002. This decrease is due primarily to a decrease in payroll of $311,100, offset by increases in consulting fees of $76,100, as certain employees were replaced with consultants, depreciation of $15,700, computer expenses of $19,000, and the fact that there were no web site development costs capitalized for the six months ended June 30, 2003 compared to $209,000 in web site development costs for the corresponding six months in 2002.

      Interest Expense. For the six months ended June 30, 2003, the Company incurred interest charges of approximately $180,800 principally associated with one convertible note, compared to interest charges of $251,600 for the corresponding period in 2002. The decrease of $70,800 is attributable to approximately $3,000,000 in convertible debt that became non-interest bearing effective April 1, 2002, and full recognition as of June 30, 2002 of $47,800 related to warrants and deferred finance fees, offset by charges associated with new convertible debt.

      Net Loss. The Company realized a net loss for the six months ended June 30, 2003 of approximately $1,799,400, or $.01 per share, as compared to a loss of $1,793,100, or $.02 per share for the six months ended June 30, 2002.

      Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

      At June 30, 2003, total assets of the Company were $3,437,000, compared to $4,308,100 at December 31, 2002. The decrease was primarily due to depreciation and amortization totaling $742,400 and a decrease in inventories of $106,500.

Operating Cash Flows

      A summarized reconciliation of the Company's net losses to cash used in operating activities for the six months ended June 30, 2003 compared to June 30, 2002, is as follows:

                                                       2003             2002
                                                       ----             ----

Net loss                                           $(1,799,400)     $(1,793,100)

Depreciation and amortization                          787,100          806,100
Amortization of beneficial conversion
Discount and debt discount                             106,700          112,500
Common stock issued in payment services                502,400          938,900
Common stock issued in payment of interest                  --          260,600
Changes in current assets and liabilities              272,500         (567,700)
                                                   -----------      -----------

Net cash used in operating activities              $  (130,700)     $  (242,700)
                                                   ===========      ===========

Working Capital and Liquidity

      The Company had cash and cash equivalents of $32,300 at June 30, 2003, compared to $41,300 at December 31, 2002. The Company had a deficit in working capital of $29,700 at June 30, 2003, compared to working capital of $316,900 at December 31, 2002. At June 30, 2003 current liabilities were $1,021,500 compared to $803,600 at December 31, 2002. During the six months ended June 30, 2003 current liabilities increased primarily due to accrued interest, consulting fees, and payroll, and increases in short term borrowings.

      As discussed in Note 5 of the Financial Statements, the Company has outstanding convertible notes held by Augustine Fund, L.P. ("Augustine Fund"). The Series A Note, in the original principal amount of $3,000,000, has been reduced by $743,470 through the conversion of common stock. As of June 30, 2003, the Company has available approximately $330,000 under the $2,000,000 Series B Note. During 2002, Augustine had refused to honor certain draw requests, citing inadequate liquidity in the Company's common stock and Augustine's lack of cash resources. As of June 30, 2003, Augustine Fund was current with all draw requests. If, in the future, Augustine Fund fails to honor draw requests, the Company may need to seek alternative financing or seek damages for breach of contract from Augustine Fund.

      The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2002. The Company needs an infusion of $500,000 of additional capital to fund anticipated operating costs over the next 12 months. However, management anticipates continued growth in gross profit. Management anticipates that its suite of management tools, called "AuctionInc.", its new online appraisal service, Ask the Appraiser(TM), offered through eBay, and sales from its movie poster inventory, will continue to increase revenues and result in higher gross profit. Subject to the discussion below, management believes that the Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options for approximately 2.3 million shares of common stock, which, once assigned by the Company, can generate between $95,000 and $525,000 of cash. In addition, Augustine Fund is required to provide additional financing, under its $2,000,000 convertible note at the Company's request in the amount of $330,000. Management also obtained private financing in 2002 and the first six months of 2003 in the aggregate amount of $130,000 pursuant to 8% promissory notes held by a related party, and $50,000 pursuant to an 18% promissory note to unrelated parties. This short term financing at higher interest rates is for the purpose of purchasing inventory.

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

      For example, the Company's ability to achieve positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company's inability to successfully implement the Company's business and revenue model, the collectibles community not accepting the services the Company offers, higher costs than anticipated, the Company's inability to sell its products and services to a sufficient number of customers, the introduction of competing products by others, the Company's failure to attract sufficient interest in and traffic to its sites, the Company's inability to complete development of its sites, the failure of the Company's operating systems, and the Company's inability to increase its revenues as rapidly as anticipated. If the Company is not profitable, it will not be able to continue its business operations.

ITEM 3. CONTROLS AND PROCEDURES

      Based on the evaluation of the Company's disclosure controls and procedures as of the end of the quarterly period covered by this report, each of Gregory Rotman, the President of the Company, and Richard Rotman, the Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c) During the second quarter of 2003, Augustine Fund, L.P. converted $287,820 of the March 23, 2000 convertible note into 5,002,436 shares of common stock of the Company. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible notes and the warrants issued in connection with the note for its own account. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The Company did not issue any shares of its common stock, par value $.001 per share, to Augustine Fund, L.P., for interest due pursuant to the eight percent convertible note issued by the Company to the Augustine Fund, L.P. on November 7, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

            31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

            32.1 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 12, 2003                 SALES ONLINE DIRECT, INC.
                                        Registrant


                                        /s/ Gregory Rotman
                                        ----------------------------------------
                                        Gregory Rotman, President


                                        /s/ Richard Rotman
                                        ----------------------------------------
                                        Richard Rotman, Chief Financial Officer,
                                        Vice President and Secretary

                                LIST OF EXHIBITS

Exhibit No.  Description

31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002