Form 10QSB
period 2003-09-30
SALES ONLINE DIRECT INC
filed 2003-11-14
CIK 1017655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                            Yes |X|           No |_|

      As of November 5, 2003, the issuer had outstanding 156,800,112 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                            Yes |_|           No |X|

                            Sales Online Direct, Inc.
                                 and Subsidiary
                                   Form 10-QSB
             For the Three and Nine Months ended September 30, 2003

                                TABLE OF CONTENTS

Part I - Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                 September 30, 2003 (unaudited) and December 31, 2002 (audited) ........  1

                 Consolidated Statements of Operations
                 Three and Nine months ended September 30, 2003 and 2002 (unaudited) ...  2

                 Consolidated Statements of Cash Flows
                 Nine months ended September 30, 2003 and
                 2002 (unaudited) ......................................................  3

                 Consolidated Statements of Changes in Stockholders' Deficit
                 Nine months ended September 30, 2003 (unaudited) ......................  4

                 Notes to Consolidated Financial Statements
                 Nine months ended September 30, 2003 and 2002 ......................... 5-10

         Item 2. Management's Discussion and Analysis or
                 Plan of Operation ..................................................... 11

         Item 3. Controls and Procedures ............................................... 16

Part II - Other Information

         Item 1.  Legal Proceedings .................................................... 16

         Item 2. Changes in Securities and Use of Proceeds ............................. 16

         Item 3.  Defaults Upon Senior Securities ...................................... 16

         Item 4. Submission of Matters to a Vote of Security Holders ................... 16

         Item 5.  Other Information .................................................... 17

         Item 6.  Exhibits and Reports on Form 8-K ..................................... 17

         Signatures .................................................................... 17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,        December 31,
                          ASSETS                                           2003                 2002
                                                                       -------------        ------------
                                                                        (Unaudited)           (Audited)
Current assets:
    Cash and cash equivalents                                          $    186,094         $     41,283
    Accounts receivable                                                       8,125                7,495
    Inventories, net                                                        836,029              966,749
    Prepaid expenses                                                         68,595               86,544
    Other current assets                                                     24,272               18,413
                                                                       ------------         ------------

       Total current assets                                               1,123,115            1,120,484

Property and equipment, net                                                 495,168              907,785
Other intangible assets                                                   1,618,503            2,279,799
                                                                       ------------         ------------

Total assets                                                           $  3,236,786         $  4,308,068
                                                                       ============         ============

           LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Notes payable                                                      $    165,000         $    115,000
    Loan payable                                                             48,474                   --
    Accounts payable                                                        146,667              260,546
    Accrued expenses                                                        576,673              428,005
                                                                       ------------         ------------

       Total current liabilities                                            936,814              803,551
                                                                       ------------         ------------

Convertible debt                                                          2,985,898            3,778,377
                                                                       ------------         ------------

Shareholders' deficit:
    Common stock, $.001 par value, 350,000,000 shares
     authorized; 156,782,094 and 128,309,528 shares issued
     and outstanding at September 30, 2003
     and December 31, 2002, respectively                                    156,782              128,310
    Additional paid-in capital                                           17,447,532           15,231,677
    Accumulated deficit                                                 (18,290,240)         (15,589,228)
    Unearned compensation                                                        --              (44,619)
                                                                       ------------         ------------

       Total shareholders' deficit                                         (685,926)            (273,860)
                                                                       ------------         ------------

Total liabilities and shareholders' deficit                            $  3,236,786         $  4,308,068
                                                                       ============         ============

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months       Nine months       Three months        Nine months
                                                          ended              ended              ended              ended
                                                        September          September          September          September
                                                        30, 2003           30, 2003           30, 2002           30, 2002
                                                      -------------      -------------      -------------      -------------
Revenues                                              $     304,680      $   1,191,805      $     275,185      $     930,958

Cost of revenues                                            112,878            604,472            149,473            523,952
                                                      -------------      -------------      -------------      -------------

Gross profit                                                191,802            587,333            125,712            407,006
                                                      -------------      -------------      -------------      -------------

Operating expenses:
    Selling, general, and administrative expenses           809,524          2,466,718            715,276          2,171,788
    Web site development costs                              176,534            533,442            230,170            595,511
                                                      -------------      -------------      -------------      -------------

        Total operating expenses                            986,058          3,000,160            945,446          2,767,299
                                                      -------------      -------------      -------------      -------------

Loss from operations                                       (794,256)        (2,412,827)          (819,734)        (2,360,293)
                                                      -------------      -------------      -------------      -------------

Other income (expense):
    Interest expense                                       (107,417)          (288,239)           (80,501)          (332,085)
    Other income (expense)                                       28                 54             25,644             24,671
                                                      -------------      -------------      -------------      -------------

        Total other expense, net                           (107,389)          (288,185)           (54,857)          (307,414)
                                                      -------------      -------------      -------------      -------------

Loss before income taxes                                   (901,645)        (2,701,012)          (874,591)        (2,667,707)

Provision for income taxes                                       --                 --                 --                 --
                                                      -------------      -------------      -------------      -------------

Net loss                                              $    (901,645)     $  (2,701,012)     $    (874,591)     $  (2,667,707)
                                                      =============      =============      =============      =============

Loss per share (basic and diluted)                    $       (0.01)     $       (0.02)     $       (0.01)     $       (0.02)
                                                      =============      =============      =============      =============

    Weighted average shares                             149,659,365        139,069,209        120,464,189        113,482,167
                                                      =============      =============      =============      =============

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                             2003             2002
                                                                          -----------      -----------
Operating activities:
    Net loss                                                              $(2,701,012)     $(2,667,707)
    Adjustments to reconcile net loss to net
     cash used in operating activities
        Depreciation and amortization                                       1,075,775        1,073,869
        Amortization of unearned compensation                                  44,619          142,323
        Amortization of debt discount                                              --           47,804
        Beneficial conversion feature                                         170,785          113,145
        Common stock issued in payment of interest                                 --          260,565
        Common stock issued in payment of professional
               and consulting fees                                            835,473          716,807
        Issuance of common stock pursuant to exercise of
          stock options granted to employees for services                      58,366          529,938
        Unrealized loss on marketable securities                                   --            1,428
        Changes in assets and liabilities:
          Accounts receivable                                                    (630)           7,482
          Inventories                                                         130,720           48,674
          Accounts payable                                                   (113,879)         (59,141)
          Accrued expenses                                                    148,668         (508,621)
          Prepaid expense and other current assets                             12,090           (4,539)
                                                                          -----------      -----------

             Net cash used in operating activities                           (339,025)        (297,973)
                                                                          -----------      -----------

Investing activities:
    Purchase of securities                                                         --           (1,627)
    Intangible asset additions                                                     --          (16,000)
    Property and equipment additions                                           (1,864)        (344,081)
                                                                          -----------      -----------

             Net cash used in investing activities                             (1,864)        (361,708)
                                                                          -----------      -----------

Financing activities:
    Net proceeds from notes payable                                            50,000          130,000
    Proceeds from loans payable                                                48,474               --
    Proceeds from convertible debt                                            387,226          549,900
    Proceeds from exercise of stock options                                        --            2,948
                                                                          -----------      -----------

             Net cash provided by financing activities                        485,700          682,848
                                                                          -----------      -----------

Net increase in cash and equivalents                                          144,811           23,167

Cash and equivalents, beginning                                                41,283           47,669
                                                                          -----------      -----------

Cash and equivalents, ending                                              $   186,094      $    70,836
                                                                          ===========      ===========

                        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

    Income taxes                                                          $        --      $        --
                                                                          ===========      ===========

    Interest                                                              $     4,500      $        --
                                                                          ===========      ===========

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

                                                     Common stock         Additional
                                               ------------------------     Paid-in      Accumulated     Unearned
                                                 Shares         Amount      Capital        deficit     Compensation      Total
                                               -----------     --------   -----------   ------------   ------------   -----------
Balance, December 31, 2002                     128,309,528     $128,310   $15,231,677   $(15,589,228)    $(44,619)    $  (273,860)

Amortization of stock-based
   compensation                                         --           --            --             --       44,619          44,619

Issuance of common stock pursuant to exercise
    of stock options granted to employees
    for services                                   947,935          948        57,418             --           --          58,366

Common stock issued in payment of
   professional and consulting fees             14,399,868       14,400       821,073             --           --         835,473

Conversions of notes payable                    13,124,773       13,124     1,194,145             --           --       1,207,269

Beneficial conversion discount                                                143,219             --           --         143,219

Net loss                                                --           --            --     (2,701,012)          --      (2,701,012)
                                               -----------     --------   -----------   ------------     --------     -----------

Balance, September 30, 2003                    156,782,104     $156,782   $17,447,532   $(18,290,240)    $     --     $  (685,926)
                                               ===========     ========   ===========   ============     ========     ===========

           See accompanying notes to consolidated financial statements

                    SALES ONLINE DIRECT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

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

      On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at September 30, 2003 and December 31, 2002 the Company has provided for reserves totaling $170,000 and $180,000, respectively.

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

Advertising Costs

      Advertising costs totaling approximately $86,600 in 2003 and $73,500 in 2002 are charged to expense when incurred.

Earnings Per Common Share

      Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 24,197,698 as of September 30, 2003, and 89,484,553 as of September 30,
      2002. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 25,642,250 and 642,250 shares at September 30, 2003 and 2002, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they are antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each period.

Web Site and Software Development Costs

      The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. During the nine months ended September 30, 2002, the Company capitalized approximately $316,000 of Web site development costs. There were no website development costs capitalized during the nine months ended September 30, 2003. Such capitalized costs are included in "Property and equipment."

Recent Accounting Pronouncements

      During 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) Nos. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", 146 "Accounting for Costs Associated with Exit or Disposal Activities" and 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". During the nine months ended September 30, 2003, the Financial Accounting Standards Board issued SFAS Nos. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Company does not expect implementation of these standards to have a material impact on the Company's financial statements.

Note 2. Notes and Loan Payable

      At September 30, 2003 and December 31, 2002, the Company was obligated on short-term notes payable totaling $165,000 and $115,000, respectively. At September 30, 2003 and December 31, 2002 $130,000 and $115,000,
      respectively, was to a related party. The related party notes bear interest at 8%, while the remainder bear interest at 18%. All of the short-term debt is due in 2003.

      In addition, on September 30, 2003 Augustine Fund L.P. advanced the Company $48,474 as a loan. The Company is negotiating final terms in connection with this loan. In the absence of final terms, as of September 30, 2003 the Company has recorded interest at 8% per annum.

Note 3. Common Stock

Call Option Agreements

      The Company was granted call options for 2,283,565 unregistered common shares held by ChannelSpace Entertainment, Inc. at an exercise price of $.001 per share. The call options expire on January 31, 2005.

Stock Options

      On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 60,000,000 shares of its common stock. Under the 2001 Plan employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. During the nine months ended September 30, 2003, the Company granted options for 15,347,803 shares at various dates aggregating $893,839 under this plan. During the nine months ended September 30, 2002 the Company granted options for 13,267,722 shares at various dates aggregating $1,246,745 under this plan. All options granted during each period were exercised.

      The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, compensation cost has been recognized based on the difference between the fair market value of the common stock at the grant date and the exercise price. The following table reflects proforma net loss and loss per share had the

      Company elected to adopt the fair value approach for SFAS No. 123, as amended by SFAS No. 148.

                                               For the nine months ended
                                               -------------------------
                                        September 30, 2003    September 30, 2002
                                        ------------------    ------------------

Net loss, as reported                     ($2,701,012)          ($2,667,707)

Add stock compensation costs
 on options granted below
 fair market value                             44,619               142,323

Less stock compensation costs
 had option expense been
 measured at fair value                      (637,254)             (210,396)
                                        -------------         -------------

Proforma net loss, as adjusted            ($3,293,647)          ($2,735,780)
                                        =============         =============

Weighted average shares                   139,069,209           113,482,167
                                        =============         =============

Loss per share (basic and diluted),
 as reported                                    ($.02)                ($.02)
                                        =============         =============

Proforma loss per share (basic
   And diluted), as adjusted                    ($.02)                ($.02)
                                        =============         =============

                                              For the three months ended
                                              --------------------------
                                        September 30, 2003    September 30, 2002
                                        ------------------    ------------------

Net loss, as reported                       ($901,645)            ($874,591)

Add stock compensation costs
 on options granted below
 fair market value                                 --                47,441

Less stock compensation costs
 had option expense been
 measured at fair value                      (107,684)              (70,132)
                                        -------------         -------------

Proforma net loss, as adjusted            ($1,009,329)            ($897,282)
                                        =============         =============

Weighted average shares                   149,659,365           120,464,189
                                        =============         =============

Loss per share (basic and diluted),
 as reported                                    ($.01)                ($.01)
                                        =============         =============

Proforma loss per share (basic
 and diluted), as adjusted                      ($.01)                ($.01)
                                        =============         =============

      These proforma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Note 4. Income Taxes

      There was no provision for income taxes for the periods ended September 30, 2003 and 2002 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

      The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

      At September 30, 2003, the Company has federal and state net operating loss carry forwards of approximately $14,550,000 available to offset future taxable income. The state carry-forwards will expire intermittently through 2008, while the federal carry forwards will expire intermittently through 2023.

Note 5. Convertible Debt Financing

      As of September 30, 2003 the Company has issued $3,363,480 of convertible debt, which is presented net of unamortized beneficial conversion discounts of $377,582.

      On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note"), due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The Series A Note, as most recently modified on May 21, 2002, is convertible into common stock at a conversion price equal to the lesser of: (1) $.375 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. In connection with the agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to $2.70, one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants will expire on March 31, 2005. A May 21, 2002 modification agreement extended the maturity date of the note until September 30, 2002, provided for additional ninety-day extensions, the fifth of which was exercised on September 30, 2003, beyond that date until March 31, 2005, waived interest for periods after March 31, 2002, and released the Company from all requirements to register any common shares issuable under the note or to keep any existing registration statements effective. As of September 30, 2003 the outstanding balance of this note was $1,363,480, since $1,636,520 has been converted into 18,907,031 shares of the Company's common stock at conversion prices ranging from $.028 to $.236 per share.

      On November 7, 2001, the Company entered into a Loan Agreement, whereby it issued an 8% convertible note in the amount of $1,000,000, due November 7, 2003 (the "Series B Note") to Buyer. This note was modified on May 21, 2002 to, among other things, allow the Company to borrow up to $2,000,000. The Series B Note, as modified, is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Based upon advances through September 30, 2003, had the Buyer converted the Series B Note at issuance, Buyer would have received $2,739,727 in aggregate value of the Company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $739,727 is being charged to interest expense over the term of the related note. The beneficial conversion feature that was charged to interest expense totaled $64,089 and $170,785 during the three and nine months ended September 30, 2003, respectively. The beneficial conversion feature that was charged to interest expense totaled $48,468 and $113,145 during the three and nine months ended September 30, 2002, respectively. The total beneficial conversion discount related to this note has been recorded as an increase in additional paid in capital and the unamortized portion as a reduction in the related note. In addition, the Company entered into a Registration Rights Agreement whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) within sixty (60) days of a request from the Buyer ("Filing Date"), covering the common stock to be issued upon conversion of the Series B Note. If this Registration Statement is not declared effective by the SEC within sixty (60) days of the filing date the conversion percentage shall decrease by two percent (2%) for each month that the Registration Statement is not declared effective. The May 21, 2002 modification extended the maturity date of the Series B Note to November 7, 2004, provided the opportunity to extend the maturity date to November 7, 2005, required that principal and interest be payable in shares of common stock, or cash, at the discretion of the Company, and provided that any fees or expenses related to any registration of the common stock will be borne equally by the Company and the Buyer.

Note 6. Issuance of Common Stock

      During the nine months ended September 30 2003 and 2002 the Company issued 14,399,868 and 7,421,572 shares of common stock respectively, in connection with the payment of approximately $835,473 and $716,807 of professional and consulting fees, respectively.

      In addition, during the nine months ended September 30 2002 the Company issued 3,054,556 shares of common stock in connection with the payment of approximately $260,565 of interest due on its convertible debt.

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

Results of Operations

      The following discussion compares the Company's results of operations for the three and nine months ended September 30, 2003, with those for the three and nine months ended September 30, 2002. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Three months ended September 30, 2003 and 2002

      Revenue. For the three months ended September 30, 2003, revenue was $304,700, 97% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $295,800. Advertising and web hosting fees were approximately $3,600 or 1% of gross revenues during the quarter ended September 30, 2003.

      The Company's 2003 third quarter revenues represent an increase of approximately $29,500, or 11%, from the three-month period ended September 30, 2002, in which revenue was approximately $275,200. For the three month period ended September 30, 2002, sales of the Company's product were approximately $261,000, or 95% of gross sales, and advertising and web hosting fees were $7,900, or 3% of gross revenues.

      The reason for the increase in revenues was a combination of higher sales of Company owned product of $34,800 from the same period in 2002, offset by a $4,300 decrease in advertising and web hosting fees and $4,200 less in appraisal fees. Higher sales of Company owned product are the net result of higher sales of sports memorabilia, movie posters, and other collectibles. Gross profit from Company owned product sales for the three months ended September 30, 2003 was $183,900, which represents an increase of $68,300 from the comparable quarter in 2002, in which gross profit from Company owned product sales was $115,600. Since gross margin percentages on Company owned product were approximately 18% better, and sales of Company owned product were $34,800 higher in the quarter ended September 30, 2003, the Company produced $68,300 more gross margin dollars, a 59% increase.

      Operating Expenses. Total operating expenses for the three months ended September 30, 2003 were approximately $986,100, compared to $945,400 for the corresponding period in 2002, an increase of $40,600. Sales, general and administrative ("SG&A") expenses for the three months ended September 30, 2003 were approximately $809,500, compared to $715,300 for the three months ended September 30, 2002. The increase of $94,300 in SG&A costs include increases in consulting and professional fees of $158,200 and other SG&A costs of $3,600, offset by a decrease in payroll and related costs of $65,400. Depreciation and amortization decreased by approximately $2,000 due to certain assets becoming fully depreciated during 2002. Costs associated with planning, maintaining and operating our web sites for the three months ended September 30, 2003 decreased approximately $53,600 from the corresponding period in 2002. This decrease is due primarily to reductions in payroll of $139,900, computer expense of $14,000, depreciation of $27,100, and the fact that there were no web site development costs capitalized for the quarter ended September 30, 2003 compared to $79,200 in web site development costs for the corresponding quarter in 2002 offset by an increase in consulting fees of $48,200.

      Interest Expense. For the quarter ended September 30, 2003, the Company incurred interest charges of approximately $107,400 principally associated with one convertible note, compared to interest charges of $80,500 for the corresponding period in 2002. The increase of $26,900 is attributable to $15,600 more amortization of beneficial conversion discounts and $11,300 of charges associated with higher borrowing balances.

      Net Loss. The Company realized a net loss for the three months ended September 30, 2003 of approximately $901,600, or $.01 per share, as compared to a loss of $874,600, or $.01 per share for the three months ended September 30, 2002.

      Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Nine months ended September 30, 2003 and 2002

      Revenue. For the nine months ended September 30, 2003, revenue was $1,191,800, 97% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $1,152,000. Advertising and web hosting fees were approximately $28,900 or 2% of gross revenues during the nine months ended September 30, 2003.

      The Company's 2003 revenues represent an increase of approximately $260,800, or 28%, from the nine-month period ended September 30, 2002, in which revenue was approximately $931,000. For the nine month period ended September 30, 2002, sales of the Company's product were approximately $892,200, or 96% of gross sales, and advertising and web hosting fees were $26,500, or 3% of gross revenues.

      The reason for the increase in revenues was a combination of higher sales of Company owned product of $259,800 from the same period in 2002 and $2,400 in advertising and web hosting fees. Higher sales of Company owned product are the net result of higher sales of sports memorabilia, movie posters, and other collectibles. Gross profit from Company owned product sales for the nine months ended September 30, 2003 was $550,300, which represents an increase of $175,000 from the comparable period in 2002, in which gross profit from Company owned product sales was $375,300. Since gross margin percentages on Company owned product were approximately 5.7% better for the first nine months of 2003 than in 2002, and sales of Company owned product were $259,800 higher in the period ended September 30, 2003, the Company produced $175,000 more gross margin dollars, a 47% increase.

      Operating Expenses. Total operating expenses for the nine months ended September 30, 2003 were approximately $3,000,200, compared to $2,767,300 for the corresponding period in 2002, an increase of $232,900. SG&A expenses for the nine months ended September 30, 2003 were approximately $2,466,700, compared to $2,171,800 for the nine months ended September 30, 2002. The increase of $295,000 in SG&A costs includes increases in consulting and professional fees of $417,500 and advertising of $13,100 offset by decreases in payroll and related costs of $113,700 and miscellaneous SG&A costs of $15,400. Depreciation and amortization decreased by approximately $6,700 due to certain assets becoming fully depreciated during 2002. Costs associated with planning, maintaining and operating our web sites for the nine months ended September 30, 2003 decreased approximately $62,100 from the corresponding period in 2002. This decrease is due primarily to decreases in payroll of $451,000, depreciation of $11,400, and computer expenses of $12,000, offset by increases in consulting fees of $96,300, as certain employees were replaced with consultants, and the fact that there were no web site development costs capitalized for the nine months ended September 30, 2003 compared to $316,200 in web site development costs for the corresponding nine months in 2002.

      Interest Expense. For the nine months ended September 30, 2003, the Company incurred interest charges of approximately $288,200 principally associated with one convertible note, compared to interest charges of $332,100 for the corresponding period in 2002. The decrease of $43,900 is attributable to approximately $3,000,000 in convertible debt that became non-interest bearing effective April 1, 2002, and full recognition as of September 30, 2002 of $47,800 related to warrants and deferred finance fees, offset by charges associated with new convertible debt.

      Net Loss. The Company realized a net loss for the nine months ended September 30, 2003 of approximately $2,701,000, or $.02 per share, as compared to a loss of $2,667,700, or $.02 per share for the nine months ended September 30, 2002.

      Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

      At September 30, 2003, total assets of the Company were $3,236,800, compared to $4,308,100 at December 31, 2002. The decrease was primarily due to depreciation and amortization totaling $1,075,800.

Operating Cash Flows

      A summarized reconciliation of the Company's net losses to cash used in operating activities for the nine months ended September 30, 2003 compared to September 30, 2002, is as follows:

                                                        2003            2002
                                                    -----------     -----------
Net loss                                            $(2,701,000)    $(2,667,700)

Depreciation and amortization                         1,120,400       1,216,200
Amortization of beneficial conversion
Discount and debt discount                              170,800         160,900
Common stock issued in payment services                 893,800       1,246,700
Common stock issued in payment of interest              260,600
Changes in current assets and liabilities               177,000         514,700
                                                    -----------     -----------

Net cash used in operating activities               $  (339,000)    $  (298,000)

Working Capital and Liquidity

      The Company had cash and cash equivalents of $186,100 at September 30, 2003, compared to $41,300 at December 31, 2002. The Company had $186,300 of working capital at September 30, 2003, compared to $316,900 at December 31, 2002. At September 30, 2003 current liabilities were $936,800 compared to $803,600 at December 31, 2002. During the nine months ended September 30, 2003 current liabilities increased primarily due to accrued interest, consulting fees, and payroll, and increases in short term borrowings.

      As discussed in Note 5 of the Financial Statements, the Company has outstanding convertible notes held by Augustine Fund, L.P. ("Augustine Fund"). The Series A Note, in the original principal amount of $3,000,000, has been reduced by $1,636,500 through the conversion of common stock. As of September 30, 2003 the Company had drawn all of the $2,000,000 available under the Series B note. Management is in discussions with Augustine Fund in connection with additional financing of $250,000 under the same terms as the Series B note.

      The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2002. The Company needs an infusion of $500,000 of additional capital to fund anticipated operating costs over the next 12 months. However, management anticipates continued growth in gross profit. Management anticipates that its suite of management tools, called "AuctionInc.", its online appraisal service, Ask the Appraiser(TM), offered through eBay, and sales from its movie poster inventory, will continue to increase revenues and result in higher gross profit. Subject to the discussion below, management believes that the Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options for approximately 2.3 million shares of common stock, which, once assigned by the Company, can generate between $80,000 and $500,000 of cash as well as the additional Augustine Fund financing discussed above. Management also obtained private financing in 2002 and the first nine months of 2003 in the aggregate amount of $130,000 pursuant to 8% promissory notes held by a related party, and $35,000 pursuant to 18% promissory notes to unrelated parties. This short term financing at higher interest rates is for the purpose of purchasing inventory.

      Management believes that these plans should result in obtaining sufficient operating cash through the next 12 months. However, there can be no assurance that an assignment of the call options can be concluded on reasonably acceptable terms. If this assignment is not completed, management may need to seek alternative sources of capital to support operations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c) During the third quarter of 2003, Augustine Fund, L.P. converted $893,050 of the March 23, 2000 convertible note into 7,402,631 shares of common stock of the Company. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible notes and the warrants issued in connection with the note for its own account. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The Company did not issue any shares of its common stock, par value $.001 per share, to Augustine Fund, L.P., for interest due pursuant to the eight percent convertible note issued by the Company to the Augustine Fund, L.P. on November 7, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 31, 2003, stockholders representing a majority of the issued and outstanding shares of common stock of the Company approved by written consent a proposal to amend the Company's Certificate of Incorporation to change the name of the Company to Paid, Inc., with the voting results as follows:

                                                       Broker Non-Votes/
                      For           Against            Abstain/Withheld
                      ---           -------            ----------------

                  87,487,646        238,235                  8,000

      Also on October 31, 2003, stockholders representing a majority of the issued and outstanding shares of common stock of the Company approved by written consent a proposal to amend the Company's Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of capital stock of the Company at a ratio of one-for-six, to be effective at any time prior to 12 months after the date of stockholder approval, in the discretion of the Board of Directors, with the voting results as follows:

                                                        Broker Non-Votes/
                      For            Against            Abstain/Withheld
                      ---            -------            ----------------

                  80,013,537        7,177,344               543,000

      Also on October 31, 2003, stockholders representing a majority of the issued and outstanding shares of common stock of the Company approved by written consent the Company's 2002 Stock Option Plan, with the voting results as follows:

                                                        Broker Non-Votes/
                      For            Against            Abstain/Withheld
                      ---            -------            ----------------

                  81,171,778        5,573,592                988,511

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

            31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

            32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2003                SALES ONLINE DIRECT, INC.
                                        Registrant


                                        /s/ Gregory Rotman
                                        ------------------------------------
                                        Gregory Rotman, President


                                        /s/ Richard Rotman
                                        ------------------------------------
                                        Richard Rotman, Chief Financial Officer,
                                        Vice President and Secretary

                                LIST OF EXHIBITS

Exhibit No.       Description

31.1              CEO Certification required under Section 302 of Sarbanes-Oxley
                  Act of 2002

31.2              CFO Certification required under Section 302 of Sarbanes-Oxley
                  Act of 2002

32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002