Form 10KSB
period 2003-12-31
PAID INC
filed 2004-03-30
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

                           Commission File No. 0-28720

                                   PAID, INC.
                 (Name of Small Business Issuer in its Charter)

                Delaware                               73-1479833
    (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

                4 Brussels Street, Worcester, Massachusetts 01610
               (Address of Principal Executive Offices)(Zip Code)

                                 (508) 791-6710
                (Issuer's Telephone Number, Including Area Code)

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

                             Yes |X|          No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State Issuer's revenues for its most recent fiscal year: $1,503,460.

The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 10, 2004 was approximately $60,981,484 based upon the average over the counter sales price of $.43 per share on such date.

As of March 10, 2004, the issuer had outstanding 160,350,560 shares of its Common Stock, par value of $0.001, its only class of voting securities.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.    Description of Business.........................................    1
Item 2.    Description of Property.........................................   10
Item 3.    Legal Proceedings...............................................   10
Item 4.    Submission of Matters to a Vote of Security Holders.............   10

                                     PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities............   11
Item 6.    Management's Discussion and Analysis or Plan of Operation.......   12
Item 7.    Financial Statements............................................   16
Item 8.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure.............................   16
Item 8A.   Controls and Procedures.........................................   16

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant .............   17
Item 10.   Executive Compensation..........................................   19
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters.................................   20
Item 12.   Certain Relationships and Related Transactions..................   21
Item 13.   Exhibits, List and Reports on Form 8-K..........................   22
Item 14.   Principal Accountant Fees and Services..........................   24

Signatures ................................................................   25

FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-KSB (including without limitation the Risk Factors included as Exhibit 99) may contain forward looking statements. We caution you to be aware of the speculative nature of "forward-looking statements". Statements that are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions, are intended to identify forward-looking statements. Although these statements reflect our good faith belief based on current expectations, estimates and projections about (among other things) the industry and the markets in which we operate, they are not guarantees of future performance.

      Whether actual results will conform to our expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the risks and uncertainties discussed in this Annual Report; general economic, market, or business conditions; the opportunities that may be presented to and pursued by us; competitive actions by other companies; changes in laws or regulations; and other circumstances, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by Paid, Inc. in this Annual Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

                                     PART I

      Paid, Inc. (the "Company") was incorporated in Delaware as Rose International Ltd. on August 9, 1995. The Company's main web address is located at www.paid.com, which offers updated information on various aspects of our operations, as well as access to our three primary collectibles sites: www.rotmanauction.com, www.collectingexchange.com, and www.collectingchannel.com. The Company has one subsidiary, Rotman Collectibles, Inc. Information contained in the Company's websites shall not be deemed to be a part of this Annual Report. The Company's principal executive offices are located at 4 Brussels Street, Worcester, Massachusetts 01610, and the Company's telephone number is (508) 791-6710.

Item 1. Description of Business.

                                    BUSINESS

Our Business

      The Company's business focus is to provide services related to the auction industry, including management, website hosting, consignment and merchandising services. We provide business management tools for online retailers, through AuctionInc, which is home to our patent pending shipping calculator and automated auction checkout and order processing system. This system provides the fundamental structure for our celebrity web hosting and development services, and for individuals seeking a professional and interactive presence on the Internet. Rotman Auction provides the merchandise and management services for these websites, using 20 years of experience to maintain the best customer service and integrity for these celebrities. Rotman Auction also offers merchandise for sale through eBay auctions and live and private autograph signings.

      We have a large customer base dedicated to the collectibles industry from our collectibles portals. Rotman Auction and AuctionInc took advantage of this customer base and expanded and grew its operation to include and provide additional services for these customers. Our collectibles community provides access to Maloney's Antiques & Collectibles Resource Directory and our Ask the Appraiser(TM) online appraisal service. The collectibles industry includes every person that collects items that have either economic or sentimental value, such as antiques, sports and entertainment memorabilia, stamps, coins, figurines, dolls, collector plates, plush and die cast toys, cottage/village reproductions and other decorative or limited edition items that are intended for collecting and other memorabilia.

      For the year ended December 31, 2003, substantially all of our revenues are derived from our auction services, conducted through our Rotman Auction brand. Rotman Auction is an auction house that has provided a full range of services to sellers and buyers, including live online bidding of premier collectibles, authentication of merchandise, digital photography, fulfillment of orders and the purchase and sale of authentic memorabilia. Most of the auctions take place through eBay.com, a person-to-person auction service. Our auctions consist of sports and non-sports cards, collectibles, Americana, autographed items, and movie memorabilia, among other types of collectibles from the 1800s to the present day. Rotman Auction also maintains a substantial inventory of memorabilia with popular and historical significance which allows customers to directly purchase the memorabilia without the competition from bidders in an auction format. Most of these sales are consummated through our website located at www.rotmanauction.com. We acquire inventory in the ordinary course of our business from a number of various companies and individuals. We also may acquire inventory through acquisition of companies that own collectibles, or through the acquisition of substantially all the assets of a company that holds collectibles. Merchandise is also auctioned by Rotman Auction under consignment-type arrangements with the public where we receive a consignment fee that is paid to us from the final sale of the merchandise. Historically, our Rotman Auction operations generated approximately 97% of our revenues.

      In 2001, we began to increase our autograph signing activities under the "Rotman Auction" name. The autograph signings occur at public and private autograph signing events. We contract and pay the celebrities for their services and supplying products for the event. We hosted celebrities such as Adam Viniateri, Antoine Walker, Troy Brown, Johnny Damon, Lawyer Milloy, Jim Rice, Ty Law, Terry O'Reilly, Pete Rose, Ray Bourque, Paul Pierce, Trot Nixon, Brian Daubach, Sergei Samsonov, Joe Thornton, Byron Dafoe, Derek Lowe, Carl Everett, Shea Hillenbrand and Alfonso Soriano. Starting in 2002 we began evolving the autograph signing events to include the creation, development and maintenance of celebrity websites. We provide a comprehensive content managed websites that include message boards, shopping, articles, statistics, biographical information and event schedules. We currently host such celebrities' websites as Antoine Walker, Lyndon Byers, Matt Light, Shea Hillenbrand, and Chris Chambers. Revenues are generated from sales of product produced by the celebrity.

      During 2003 the celebrity websites continued to grow and foster new relationships and opportunities that started being realized in the 4th quarter. Full and part-time employees, as well as interns update the news and information on these sites. We receive payment in the form of autographs for maintaining and hosting the website. We also provide management services for order fulfillment and product distribution for the celebrities.

      To assist with the inventory management and order processing Rotman Auction uses the AuctionInc platform for reducing order processing, increasing sales and improving customer service. The AuctionInc system was originally designed to just assist and improve Rotman Auction's business, but management realized that there was a need for an order management system for individuals and business that sell on the Internet, specifically at auction. In 2000 the technology team focused its attention on the core fundamental piece of the system called the Shipping Calculator. The Company realized the potential importance of the calculator and filed for a patent before launching it to the public in April of 2001. The product is modular based and continues to develop new tools and products for its customers.

      AuctionInc Software. AuctionInc is a suite of online management tools assisting businesses with e-commerce storefronts, order processing, customer service, shipping solutions, inventory management, and auction processing. The application was designed originally to reduce overhead costs for Rotman Auction, but based on its marketability the Company began to offer the application to other sellers in 2003. A seller's use of the application reduces overhead and labor costs, and through its customer-friendly setup improves customer relations and increases sales. The Company receives a transaction fee for each auction listing that uses AIship as described below.

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

      Aishop will integrate a storefront system into the AI suite so that you will be able to get a plethora of features with limited time and configuration. It will work directly with the other modules, and each component can be added at any time by choosing that option. This module will offer a complete list of storefront and inventory management tools to make selling online easier. This component will include intelligent e-mail notifications (bulk and individual), flexible order processing, inventory management, inventory bulk import/export, multi-level categorization, customer management, automated personalized e-mail notifications, shipping manifest integration, delivery tracking, an intelligent search feature, and a secure site using SSL. The Company does not expect that AIshop will be ready for use or will generate revenue prior to 2005.

      Sellers may access the Company to purchase any and all of our tools or applications for a flat fee and/or per-transaction fee depending on the module chosen. The Company expects to add more features and modules to the suite to enable it to grow with sellers and continue to provide them superior online selling tools.

      Paid, Inc. provides web hosting and development for various clients that pay monthly hosting fees and maintenance fees for updates. This service also uses the core AuctionInc platform for maintaining web portals and storefronts systems. The Company also maintains several corporate websites which it hopes to continue to expand and grow. Through improved customer awareness and their increasing the customer base we hope these websites will continue to grow and offer a revenue source to the Company. These websites provide minimal revenue to the Company, but offer awareness and advertising opportunities for the Company's other products.

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

      Research Center. Our research center located on the CollectingChannel.com enables users to obtain historical pricing information, view actual images, access experts on authentication and visit websites regarding the collectibles articles they are researching. The site allows a visitor to validate that a particular collectible item exists, and provides access to services that can authenticate that the item is genuine. As a means of preventing the purchases of fraudulently sold items, we have designed the research center to provide visitors with the research tools to complete transactions based on the most accurate, verified material available. Further, to the extent that the user desires to validate the authenticity of a particular item, we offer the Ask the Appraiser(TM) service. Authenticity can also be determined by searching dealer sites for similar items or communicating directly with dealers regarding the origin, price, and history of an item. Finally, by enabling the user to verify prices of an item or other similar items, the user is able to obtain information necessary to strike a realistic bargain.

      Other Amenities. The CollectingChannel.com website also includes other amenities such as chat rooms, message boards, a classified posting area, and an information area regarding auctions. The My Collecting(TM) area of the website enables users to create and customize their own collecting pages, with personalized news, video, chat capability, wish lists and access to an extensive database of reference materials. The website also includes MaloneysOnline, a clearinghouse for hard to find information that contains the searchable Internet version of the book Maloney's Antiques & Collectibles Resource Directory. In 2003 the Company for the first time offered advertising in Maloney's Antiques & Collectibles Resource Directory.

      Tartans.com is a Scottish community and portal that is home to thousands of registered users looking for information on Scotland, their heritage, and a community based area to discuss chat about their concerns. This site was redesigned in February of 2003 and has seen an increase in traffic and membership during the past year. The website was moved onto the same consistent framework as all of our other websites and we have reduced maintenance time and labor costs associated with the website.

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

Business Strategy

      We believe that the online auction market will continue to grow as a result of increased merchandise being offered in a variety of different categories, nostalgia for memorabilia, and investor confidence that collectibles will appreciate in value. It is our view that this growth in the e-commerce market is dependent upon the availability of reliable authentication and grading services, authoritative information necessary to value home goods, furnishings, merchandise, collectibles and trading forums or venues that enable buyers and sellers to maximize the value of their goods. We have therefore designed our portals to accommodate these concerns for collectors and auction participants. However, in order for collectors to have sellers to buy from, we have introduced the AuctionInc software suite of online tools to assist sellers. The success and growth of these directives is based on the accomplishments and progress experienced by Rotman Auction.

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

      o Increase the number of autograph signing events per calendar quarter while also increasing the quality of the celebrities and the number of celebrity website produced during this year;

      o Sell and generate revenue from the AuctionInc software suite through both print and online advertising and promotions;

      o Increase the volume of our online appraisals through high profile partnerships and more effective and efficient advertising and promotions;

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

      The business strategy described above is intended to enhance our opportunities in the online ecommerce market. However, there are a number of factors that may impact our plans and inhibit our success. See "Risk Factors" included as Exhibit 99. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Marketing and Sales

      The success of the Collecting Channel is contingent upon the visibility it will receive on the Internet and the revenues generated by advertising and services. Successful branding of our corporate identity and services is the key to our success. We changed our name to Paid, Inc. and are considering whether a single website would result in a more recognizable corporate entity.

      Our marketing has been designed to position the Company as the premier collectibles site on the Internet. We target both traditional collectors as well as the new generation of collectors (as previously described in "Industry Background"). We target dealers, licensors, licensees, distributors and others to host collectible pavilions and other e-commerce sites and storefronts.

      Marketing internet companies is a relatively new phenomenon. Whereas earlier internet advertising was mostly accomplished through banner advertising, the industry is now marketing websites through a combination of online advertising, more traditional media, and direct mail advertisement. We have adopted this approach in our marketing.

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

      The Company will focus on marketing AuctionInc throughout 2004. In 2002 and 2003, representatives of the Company attended trade shows, events and conferences to analyze the potential for AuctionInc and to narrow the Company's marketing base. Based on experience with existing partnerships that promote AuctionInc, the Company believes that creating partnerships is an effective marketing tool to promote and encourage new registrations. The Company will continue to seek new partnerships. The Company also intends to promote the AuctionInc product line in trade publications to reach small and midsize companies.

      Although we believe that this marketing strategy will attract more users to our site, we have no commitments that our marketing will be successful or our sales will increase. There are a number of factors that may impact our plans and inhibit our success. See "Risk Factors" described in Exhibit 99. Therefore, we have no guarantees and can provide no assurances that our plans will be successful.

Revenue Sources

      Currently, 97% of our revenues is derived from our Rotman Auction operations. We also generate revenue from web hosting, advertising, and sponsorship of websites. Of these revenues, approximately 97% are attributable to sales of our purchased inventory, almost 3% from web hosting, advertising and sponsorship of websites. In 2003, we began to receive revenue from sales of AuctionInc. We anticipate that future sources of revenue will include advertising and service revenue.

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

      In terms of services, we currently provide web hosting and online appraisal services. To date, we have generated minimal revenues from these services, but we expect that as the awareness of the AuctionInc product line increases, we will be able to increase our advertising and marketing efforts, which we expect will generate revenue and may attract more visitors that will utilize these services on our site. As discussed in "Business Strategy," we also may derive revenues in the future from membership fees charged for accessing certain aspects of the Collecting Channel and fees from stores listing merchandise in our shopping area. In addition to web hosting, we expect to increase revenues through the development and design of third party websites. We have an interactive services agreement with AOL Canada pursuant to which we handle the content and maintenance of the website www.tartans.com (AOL keyword: clans) and we try to capitalize on that agreement by promoting our products and services on www.tartans.com by selling advertising space and company-owned product.

      We also have an agreement with Krause Publications, pursuant to which Krause Publications prints Maloney's Antiques & Collectibles Resource Directory and we receive a percentage of the sales revenues from the book sales. We own "www.MaloneysOnline.com," a clearinghouse for hard to find information that contains the searchable Internet version of the resource directory.

      Although we expect that this revenue model will generate increased revenue, if we are not successful in implementing this model, if the collectibles community is not accepting of the services we provide, if costs are higher than anticipated, or if revenues do not increase as rapidly as anticipated, we may not be able to continue positive cash flow. There are a number of factors that may impact our plans and inhibit our success. See "Risk Factors" included as Exhibit 99. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

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

Intellectual Property

      Our web hosting, AuctionInc software suite, and research center software programs are proprietary. We have filed one application for a patent related to AIShip. We do not have any patents for our designs or innovations and we may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology. To protect our interest in our intellectual property, we restrict access by others to our proprietary software. In addition, we own the "Collecting Channel" mark and we have filed an application for the mark "Paid".

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

Employees

      We currently employ 20 personnel, 17 of whom are employed full time. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

Item 2. Description of Property.

      Our corporate headquarters are located at 4 Brussels Street, Worcester, Massachusetts 01610. Currently, we are tenants-at-will, but we are not required to pay rent on the Brussels Street, Worcester location. The condition of our corporate headquarters is excellent. We do not invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities, and we have no policies related to such investments.

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

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

      Our common stock, par value $.001 per share, is presently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol, "PAYD".

      The following table sets forth the high and low bid prices for our common stock as reported by OTCBB for the eight quarters ended December 31, 2003. The quotations from the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

      2003                                       High             Low
                                                 ----             ---
      Quarter ended March 31, 2003              $  .065          $  .040
      Quarter ended June 30, 2003               $  .225          $  .037
      Quarter ended September 30, 2003          $  .23           $  .108
      Quarter ended December 31, 2003           $  .22           $  .12

      2002                                       High             Low
                                                 -----            ----
      Quarter ended March 31, 2002              $  .550          $  .040
      Quarter ended June 30, 2002               $  .300          $  .077
      Quarter ended September 30, 2002          $  .105          $  .050
      Quarter ended December 31, 2002           $  .090          $  .041

      As of March 10, 2004, there were approximately 4,829 holders of record of our common stock.

      In 2003 we amended our bylaws to require that stock certificates include the name of the beneficial owner, who is the ultimate owner of the stock. Because of this requirement, the Depository Trust Company has been unable to facilitate the settling and clearing of trades of our stock, and brokers have been required to exit our stock from the DTC system. We expect that all trades of our common stock will be settled and cleared through physical delivery of stock certificates to our transfer agent rather than through DTC. The settling and clearing of trades through physical delivery rather than electronically could result in a decrease in the stock's liquidity or a delay in the settling and clearing of trades. Because the trading industry typically relies on DTC for settling and clearing trades, you may be delayed in purchasing or selling our stock or face other delays and complications.

      We have not previously paid cash dividends on our common stock, and intend to utilize current resources to operate the business; thus, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

                      Equity Compensation Plan Information

--------------------------------------------------------------------------------------------------------------
                                                                                         Number of Securities
                                                                                       Remaining Available For
                                       Number of Securities                             Future Issuance Under
                                         To be Issued Upon       Weighted-Average        Equity Compensation
                                            Exercise of          Exercise Price of         Plans (Excluding
                                       Outstanding Options,    Outstanding Options,    Securities Reflected in
                                        Warrants and Rights     Warrants and Rights          Column (a))
                                                (a)                     (b)                      (c)
--------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
  Approved by Security Holders               25,000,000               $.041                    5,000,000
--------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
  Not Approved by Security Holders             242,250                $.42                     4,358,099
--------------------------------------------------------------------------------------------------------------

Total                                        25,242,250               $.066                    9,358,099
--------------------------------------------------------------------------------------------------------------

Refer to Note 6, Notes to Consolidated Financial Statements for the Years ended 2003 and 2002, incorporated by reference in Part II, Item 7, of this Annual Report, for a detailed discussion of the stock options and warrants that are outstanding.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

Overview

      Our primary business, based on our revenues, is the purchase and sale of collectibles and memorabilia. We operate an online auction site that provides a full range of services to sellers and buyers, and maintain multiple collectibles portals, offering integrated information and services to the collectibles community. The collectibles industry includes every person that collects items having either economic or sentimental value, such as antiques, sports and entertainment memorabilia, stamps, coins, figurines, dolls, collector plates, plush and die cast toys, cottage/village reproductions and other decorative or limited edition items that are intended for collecting and other memorabilia. A portal is an Internet web site that enables visitors to search for, and visit, other related sites, access related services, and obtain relevant data. Over the past two years, our focus has been portal development in our own industry of collectibles. To that end, we developed our web site www.CollectingChannel.com, and we acquired a large collection of entertainment memorabilia. We plan to turn our multiple sites into one integrated site in 2004. We also plan to build other portals, some that will charge fees to access their services, and others to leverage company-owned technology and web sites. In 2003, we began to offer "AuctionInc" software, a suite of online management tools developed by us during 2001 and 2002, to other online sellers, and we expanded our online appraisal services and autograph signing events.

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

      Inventories: Inventories are stated at the lower of average cost or market on a first-in, first-out method. On a periodic basis we review inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, we establish reserves based upon our experience and management's assessment of current product demand.

      Property and Equipment and Intangible Assets: Property and equipment and intangible assets are stated at cost. Depreciation and amortization are computed over estimated useful lives that are reviewed periodically. In connection with this review we consider changes in the economic environment, technological advances, and management's assessment of future revenue potential.

Results of Operations

      The following discussion compares the Company's results of operations for the year ended December 31, 2003, with those for the year ended December 31, 2002. The Company's financial statements and notes thereto included elsewhere in this annual report contain detailed information that should be referred to in conjunction with the following discussion.

      Revenues. For the year ended December 31, 2003 revenues were approximately $1,503,500, 97% of which is attributable to sales of our own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of our own product were approximately $1,450,200; gross sales of items on consignment totaled approximately $96,100. Web hosting, advertising, and sponsorship revenues were approximately $38,900, representing 2.5% of our revenues.

      Our 2003 revenues reflect an increase of approximately $227,600 or 18% from the year ended December 31, 2002, in which revenues were $1,276,000. For the year ended December 31, 2002, sales of our own product were approximately $1,238,000; gross sales of items on consignment totaled approximately $5,300. For that year, sales of our own product represented 97% of total sales. Web hosting, advertising, or sponsorship revenues for the year ended December 31, 2002 were $37,100, representing 2.9% of our revenues. The primary reasons for the increase in revenues were an increase in average price per unit of sales of Company owned product as well as an increase in the number of units sold.

      Gross profit from Company-owned product sales for the year ended December 31, 2003 was $555,200, which represents an increase of $64,900 from the year ended December 31, 2002, which had a gross profit from Company-owned product sales of approximately $490,300. The Company generated commissions on consignment sales of $14,400 for the year ended December 31, 2003, compared to $800 in commissions on consignment sales for the year ended December 31, 2002. The Company earned $21,200 in web hosting, advertising, and sponsorship revenues for the year ended December 31, 2003, compared to $31,400 in 2002. Revenues from the sale of the Maloney's Antiques & Collectibles Resource Directory were $17,700 for the year ended December 31, 2003 compared to $5,700 for the year ended December 31, 2002.

      The Company's total gross profit was $608,500 for the year ended December 31, 2003, compared to $528,200 for the year ended December 31, 2002, an increase of $80,300, or 15%. The increase in gross profit is a result of higher quality product and more selective purchasing, additional consignment commissions, and more sales of Maloney's Antiques & Collectibles Resource Directory, offset by a decrease in revenues generated from web hosting, advertising, and sponsorships. The decrease in web hosting, advertising and sponsorships revenues is due primarily to a focus on developing the AuctionInc Suite, the related patent application, and planned build-out of celebrity websites. The Company's revenues continued to be derived primarily from Rotman Auction.

      Operating Expenses. Total operating expenses for the year ended December 31, 2003 were approximately $3,914,000, compared to $3,664,500 for the corresponding period in 2002.

      Sales, general and administrative ("SG&A") expenses for the year ended December 31, 2003 were approximately $3,294,100, compared to $2,735,000 for the year ended December 31, 2002. Depreciation and amortization decreased by $33,600 principally due older assets becoming fully depreciated in 2002. Professional and consulting fees increased by $487,500, primarily attributable to the Company's settlement of certain balances due professionals at discounts during 2002 and outsourcing of services in 2003. Marketing and advertising costs, primarily attributable to print and online marketing and advertising programs designed to create brand awareness for the Company's online sites, increased by approximately $21,500. Other SG&A expenses increased by $100,500.

      Costs associated with planning, maintaining and operating the Company's websites for the year ended December 31, 2003 decreased approximately $309,500 from the year ended December 31, 2002. This decrease is due primarily to decreases in payroll of $549,800, computer expenses of $31,400, and depreciation of $25,900 offset by $288,200 fewer costs capitalized as website development costs.

      Interest expense. For the year ended December 31, 2003, the Company incurred $409,500 in interest costs principally associated with convertible notes, including $245,500 of amortization of beneficial conversion discounts. For the year ended December 31, 2002 the Company incurred $417,600 in interest expense, including $164,000 of amortization of beneficial conversion discounts, and $47,800 of amortization of warrants. See "Working Capital and Liquidity" below.

      Net Loss. The Company realized a loss for the year ended December 30, 2003 of $3,714,900, or ($.03) per share, compared to $3,531,400, or ($.03) per share for the year ended December 31, 2002.

      Inflation. The Company believes that inflation has not had a material effect on its results of operations.

      Assets. At December 31, 2003, total assets of the Company were $2,702,400, compared to $4,308,100 at December 31, 2002. The decrease was primarily due to depreciation and amortization totaling $1,384,400.

Operating Cash Flows

      A summarized reconciliation of the Company's net losses to cash used in operating activities for the years ended December 31, 2003 compared to December 31, 2002, is as follows:

                                                      2003              2002
                                                   -----------      -----------
Net loss                                           $(3,714,900)     $(3,531,400)
Depreciation and amortization                        1,384,400        1,423,800
Amortization of beneficial conversion
Discount and debt discount                             245,500          164,000

Common stock issued in payment services              1,037,700        1,350,600
Common stock issued in payment of interest                  --          260,600
Changes in current assets and liabilities              518,600         (102,700)
                                                   -----------      -----------

Net cash used in operating activities              $  (528,700)     $  (435,100)
                                                   ===========      ===========

Working Capital and Liquidity

      The Company had cash and cash equivalents of $104,400 at December 31, 2003, compared to $41,300 at December 31, 2002. The Company had a deficit in working capital of $124,000 at December 31, 2003, compared to positive working capital of $316,900 at December 31, 2002. At December 31, 2003 current liabilities were $1,013,700 compared to $803,600 at December 31, 2002. During the year ended December 31, 2003 current liabilities increased primarily due to accrued interest and an increase in short term borrowings, offset by a reduction in accounts payable.

      As discussed in Note 8 of the Financial Statements, the Company has outstanding convertible notes held by Augustine Fund, L.P. ("Augustine Fund"). The Series A Note, in the original principal amount of $3,000,000, has been reduced to $1,188,500 through the conversion of common stock. During the fourth quarter of 2003 the Company negotiated an increase of $250,000 available under the Series B note and as of December 31, 2003 had drawn all but $66,000 that is available under this facility.

      The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2003. The Company needs an infusion of $600,000 of additional capital to fund anticipated operating costs over the next 12 months. However, management anticipates continued growth in gross profit, that its suite of management tools, called "AuctionInc", sales of movie posters, both from inventory and on consignment, and celebrity web hosting will continue to increase revenues and result in higher gross profit. Subject to the discussion below, management believes that the Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options for approximately 2.3 million shares of common stock, which, once assigned by the Company, can generate between $80,000 and $1,600,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash as well as the additional Augustine Fund financing discussed above.

      Management believes that these plans should result in obtaining sufficient operating cash through the next 12 months. However, there can be no assurance that an assignment of the call options can be concluded on reasonably acceptable terms. If this assignment is not completed, management may need to seek alternative sources of capital to support operations.

Forward Looking Statements

      This Annual Report on Form 10-KSB contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchase of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

      Although forward-looking statements in this annual report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this Report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Exhibit 99, "Risk Factors", in the Company's Form 10-KSB for the fiscal year ended December 31, 2003.

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

Item 7. Financial Statements.

      The consolidated financial statements and supplementary data required by this item appear on Page F-1 immediately following the signature page and certifications, and are incorporated by reference herein.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 8A. Controls and Procedures.

      The Company's management, including the President of the Company and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

      The following table sets forth certain information regarding the directors and executive officers of Paid, Inc.:

      Name               Age       Position
      ----               ---       --------
      Gregory Rotman*    37        Director, Chief Executive Officer
                                   & President

      Richard Rotman*    33        Director, Chief Financial Officer, Vice President,
                                   Treasurer & Secretary

      Andrew Pilaro      34        Director

----------
*Gregory Rotman and Richard Rotman are brothers.

      Each of the Directors was elected as of September 19, 2000, for a term expiring at the 2001 Annual Meeting of Stockholders and until their successors are elected and qualified. The Company did not hold an annual meeting in 2001, 2002 or 2003. Under the Delaware General Corporation Law, each director holds office until such director's successor is elected and qualified or until such director's earlier resignation or removal.

      The following is a description of the current occupation and business experience for the last five years for each director and executive officer.

      Gregory P. Rotman has served as a Director and the Chief Executive Officer and President of Paid, Inc. since February 1999. From 1995 to 1998, he served as a Partner of Teamworks, Inc., LLC , which was responsible for the design, financing and build-out of MCI National Sports Gallery.

      Richard S. Rotman has served as a Director and the Chief Financial Officer, Vice President, Treasurer and Secretary of Paid, Inc. since February 1999. Prior to joining Paid, Inc., he was involved in the management and day-to-day operations of Rotman Auction, which he formed in February 1997. From 1995 until February 1997, Mr. Rotman worked for the family business, Rotman Collectibles, where he began in sales and distribution in the new product division. As the industry was changing, Rotman Collectibles began focusing on auctions as a more permanent division and during 1996, he began to create a presence on the Internet. Mr. Rotman's primary expertise is in management and daily operations. From 1994 to 1995, Mr. Rotman served as the director of an art gallery in Jackson, Wyoming, selling original artwork to high-end clientele.

      Andrew Pilaro has served as a Director of Paid, Inc. since September 2000. Since August, 1996, he has served as the Assistant to the Chairman of CAP Advisors Limited, an investment management company, with responsibility for asset management. From August, 1995 to August, 1996, Mr. Pilaro was a clerk at Fowler, Rosenau & Geary, L.P., a stock specialist firm.

      The Securities and Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules requires a company to disclose whether it has an "audit committee financial expert" serving on its audit committee. Based on its review of the criteria of an audit committee financial expert under the rule adopted by the SEC, the Board of Directors does not believe that any member of the Board of Directors' Audit Committee would be described as an audit committee financial expert. At this time, the Board of Directors believes it would be desirable for the Audit Committee to have an audit committee financial expert serving on the committee. While from time to time informal discussions as to potential candidates have occurred, no formal search process has commenced.

      The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company's Code of Ethics will be provided to stockholders, free of charge, upon request to:
Richard Rotman, CFO, Paid, Inc., 4 Brussels Street, Worcester, Massachusetts 01610 or (508) 791-6710.

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

Item 10. Executive Compensation

      The following table sets forth the compensation of the Company's chief executive officer, the chief financial officer, and each officer whose total cash compensation exceeded $100,000, for the last three fiscal years ended December 31, 2003, 2002, and 2001.

                           SUMMARY COMPENSATION TABLE

    -------------------------------------------------------------------------------------------
                                                                                    Long-Term
                                                    Annual Compensation           Compensation
                                                                                 --------------
                                                                                      Awards
    -------------------------------------------------------------------------------------------
                                                                                   Securities
                                                                                   Underlying
    Name and                              Fiscal                                     Options
    Principal Position(1)                Year (1)          Salary                      (#)
    -------------------------------------------------------------------------------------------
    Gregory Rotman                         2003           $ 72,000                         0
    President and Chief Executive          2002           $ 83,464                10,000,000
    Officer                                2001           $ 74,704                         0
    -------------------------------------------------------------------------------------------
    Richard Rotman                         2003           $ 90,532                         0
    Chief Financial Officer and Vice       2002           $ 83,464                10,000,000
    President and Secretary                2001           $ 75,667                         0
    -------------------------------------------------------------------------------------------

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

      No options were granted to the named executive officers during the last fiscal year.

      The following table sets forth certain information related to the number of options exercised and the number and value of exercisable and unexercisable options of the named executive officers as of December 31, 2003:

   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR
                                     VALUES

    -------------------------------------------------------------------------------------------------------------
                                                                                Number of
                                                                               Securities            Value of
                                                                               Underlying           Unexercised
                                                                               Unexercised         In-The-Money
                                                                             Options/SARs at      Options/SARs at
                                                   Shares        Value         FY-End (#)           FY-End ($)
                                                Acquired on    Realized       Exercisable/         Exercisable/
                       Name                     Exercise (#)      ($)         Unexercisable        Unexercisable
    -------------------------------------------------------------------------------------------------------------
    Gregory Rotman, President and CEO                0            $0             7,000,000/         $1,008,000/
                                                                                 3,000,000          $  432,000
    -------------------------------------------------------------------------------------------------------------
    Richard Rotman, Vice President, CFO and          0            $0            7,000,000/          $1,008,000/
    Secretary                                                                   3,000,000           $  432,000
    -------------------------------------------------------------------------------------------------------------

      (1) Based on closing price of $.185 on December 31, 2003 as reported by the OTC Bulletin Board.

      None of the Company's directors receives any compensation from the Company for serving as directors. However, on October 11, 2002, Andrew Pilaro received options to purchase 2,000,000 shares of common stock at an exercise price of $.041, pursuant to the 2002 Stock Option Plan, subject to the following vesting schedule: options to purchase 800,000 shares of common stock vested immediately; options to purchase an additional 600,000 shares of common stock vested on October 11, 2003, and options to purchase 600,000 shares of common stock will vest on October 11, 2004. Based on a closing price of the Company's common stock as report on the OTC Bulletin Board of $.185 as of December 31, 2003, Mr. Pilaro's exercisable options have a value of $201,500, and Mr. Pilaro's unexercisable options have a value of $86,400.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 10, 2004 of each of our directors and executives officers, and all of our directors and executive officers as a group. The address of each person named below is the address of the Company.

      Name and Address of                  Number of Shares            % of
      Beneficial Owner                    Beneficially Owned           Class
      ----------------                    ------------------           -----

      Gregory Rotman                         15,309,005(1)              8.71%
      Richard Rotman                         17,155,451(1)              9.76%
      Andrew Pilaro                           1,468,700(2)               .83%

      All directors and                      33,933,156                19.30%
      officers as a group
      (3 individuals)

----------

      (1) Includes options to purchase 7,000,000 shares of the Company's common stock at an exercise price of $.041, 4,000,000 of which vested on April 1, 2003 , and 3,000,000 of which vested on October 11, 2003. Options to purchase an additional 3,000,000 shares at an exercise price of $.041 are not included in the total, and shall vest on October 11, 2004.

      (2) Includes 17,200 shares held indirectly as custodian for Mr. Pilaro's minor sons and options to purchase 1,400,000 shares of the Company's common stock at an exercise price of $.041, 800,000 of which vested on October 11, 2002,and 600,000 of which vested on October 11, 2003. Options to purchase an additional 600,000 shares at an exercise price of $.041 are not included in the total, and shall vest on October 11, 2004.

      To the knowledge of the Company's management, as of March 10, 2004, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than Gregory Rotman and Richard Rotman, as set forth above.

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

      In December 2001, the Company engaged Steven Rotman to provide consulting services to the Company. Steven Rotman is the father of Gregory Rotman and Richard Rotman. As compensation for Steven Rotman's consulting services, Steven Rotman receives options to purchase shares of common stock of the Company under the Company's 2001 Non-Qualified Stock Option Plan. Under the 2001 Non-Qualified Stock Option Plan employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. During the year ended December 31, 2003 the Company granted options for 16,141,823 shares at various dates aggregating $1,037,666 under this plan, including options for 1,619,413 shares representing $62,185 of consulting fees to Steven Rotman. During the year ended December 31, 2002 the Company granted options for 15,577,914 shares at various dates aggregating $1,350,582 under this plan, including options for 2,914,958 shares representing $111,415 of consulting fees to Steven Rotman. All options granted during the period were exercised. Management believes that the terms of the engagement with Steven Rotman are fair and reasonable to the Company and no less favorable than could have been obtained by an unaffiliated third party.

      In 2002, the Company obtained private financing from Mr. Steven Rotman in the aggregate amount of $115,000 pursuant to 8% promissory notes. Management believes that the terms of the financing with Steven Rotman are fair and reasonable to the Company and no less favorable than could have been obtained by an unaffiliated third party.

Item 13. Exhibits, List and Reports on Form 8-K.

            (a)   Exhibits.

            Exhibits are numbered in accordance with Item 601 of Regulation S-B.

    Exhibit
      No.         Description of Exhibits
    ------        -----------------------

      3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 25,
                  2003)

      3.2         Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.2 to Form 8-K, filed on November 25, 2003)

      4.1 Specimen of certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Form SB-2/A filed on December 1,
                  2000)

      4.2 Convertible Note dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed on April 14, 2000)

      4.3 Convertible Note, dated November 7, 2001, issued to Leslie Rotman pursuant to Agreement and Plan of Merger (incorporated by reference from Exhibit 4.1 to Form 8-K filed on November 21, 2001)

      4.4 Convertible Note, dated November 7, 2001, issued to Augustine Fund, L.P., pursuant to Loan Agreement (incorporated by reference from Exhibit 4.2 to Form 8-K filed on November 21,
                  2001)

      4.5 Modification Agreement dated September 19, 2000 between the Registrant and Augustine Fund, L.P. (incorporated by reference to Exhibit 4.7 to Form S-3 filed on October 25, 2000).

      4.6 Amended Modification Agreement dated July 15, 2001, between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.1 to Form SB-2/A filed on August 8,
                  2001)

      4.7 Second Amended Modification Agreement dated August 30, 2001 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.11 to Form SB-2 filed on August 31,
                  2001)

      4.8 Third Amended Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.1 to Form 10-QSB/A filed on November 21, 2001)

      4.9 Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.2 to Form 10-QSB/A filed on November 21, 2001)

      4.10 Second Modification Agreement dated October 31, 2003 between the Company and Augustine Fund, L.P. *

      4.11 Warrant issued by the Registrant to Delano Group Securities, LLC (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed on April 14, 2000).

      4.12 Warrant dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement (incorporated by reference to Exhibit 10.4 to Form 10-KSB filed on April 14,
                  2000)

      10.1        1999 Stock Option Plan (incorporated by reference to Exhibit
                  10.2 to Form SB-2/A filed on December 1, 2000)

      10.2        1999 Omnibus Share Plan (incorporated by reference to Exhibit
                  10.3 to Form SB-2/A filed on December 1, 2000)

      10.3 2001 Non-Qualified Stock Option Plan, as amended (incorporated by reference from Exhibit 99.1 to Form S-8 filed on September 5, 2003)

      10.4        2002 Stock Option Plan (incorporated by reference from Exhibit
                  10.17 to Form 10-KSB filed on September 5, 2003)

      10.5 Securities Purchase Agreement dated March 23, 2000 between the Registrant and Augustine Fund, LP. (incorporated by reference to Exhibit 10.2 to Form 10-KSB filed on April 14, 2000)

      10.6 Loan Agreement, dated November 7, 2001, by and between Augustine Fund, L.P. and the Company (incorporated by reference from Exhibit 10.1 to Form 8-K filed on November 21,
                  2001)

      10.7 Loan Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit
                  4.4 to Form 8-K filed on November 21, 2001)

      10.8 Agreement and Plan of Merger between the Company, Rotman Collectibles, Inc. and Leslie Rotman dated October 23, 2001 (incorporated by reference from Exhibit 2.1 to Form 8-K filed on November 21, 2001)

      10.9 Registration Rights Agreement dated March 23, 2000 between the Company and Augustine Fund, L.P. (incorporated by reference to
                  Exhibit 10.5 to Form 10-KSB filed on April 14, 2000)

      10.10 Registration Rights Agreement, dated November 7, 2001, by and between Augustine Fund, L.P. and the Company (incorporated by reference from Exhibit 4.4 to Form 8-K filed on November 21,
                  2001)

      10.11 Registration Rights Agreement, dated November 7, 2001, by and between Leslie Rotman and the Company (incorporated by reference from Exhibit 4.3 to Form 8-K filed on November 21,
                  2001)

      10.12 Escrow Agreement dated March 23, 2000 among the Registrant, Augustine Fund, LP and H. Glenn Bagwell, Jr. pursuant to Securities Purchase Agreement (incorporated by reference to
                  Exhibit 10.6 to Form 10-KSB filed on April 14, 2000)

      10.13 Software License Agreements dated November 8, 2000 between the Registrant and CSEI (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 22, 2000)

      21          Subsidiaries of the Registrant (included in Item I)*

      23          Consent of Carlin, Charron & Rosen, LLP*

      31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002*

      31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002*

      32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002*

      99          Risk Factors*

----------
* filed herewith

            (b)   Reports on Form 8-K.

      The Company filed a report on Form 8-K with the Securities and Exchange Commission as of November 25, 2003, pursuant to Items 5 and 7, announcing that
(1) the Company would amend its Certificate of Incorporation to change its name to Paid, Inc. as of December 8, 2003, and that all certificates must be exchanged for new certificates, with a new CUSIP number and stock symbol; and
(2) the Company amended its bylaws to require that stock certificates include the name of any beneficial owner.

Item 14. Principal Accountant Fees and Services.

      Audit Fees. The aggregate fees billed by Carlin, Charron & Rosen, LLP for the audit of the Company's annual consolidated financial statements for the fiscal year ended December 31, 2003 and 2002, and the reviews of the consolidated financial statements included in the Corporation's Forms 10-QSB for fiscal years 2003 and 2002, were $48,000 and $45,600, respectively.

      Audit Related Fees. There were no fees billed to the Company by Carlin, Charron & Rosen, LLP in either of the past two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

      Tax Fees. There were no fees billed to the Company by Carlin, Charron & Rosen, LLP in either of the past two fiscal years for professional services for tax compliance, tax advice, and tax planning.

      All Other Fees. There were no fees billed to the Company by Carlin, Charron & Rosen, LLP for any other services for the past two fiscal years.

      The Audit Committee approves all audit and audit-related fees. The Audit Committee is required to pre-approve all non-audit services to be performed by the auditor. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PAID, INC.


                                      By:    /s/ Gregory Rotman
                                          --------------------------------
                                          Gregory Rotman, President
                                          Date:  March 26, 2004

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      /s/ Gregory Rotman
                                      ------------------------------------------
                                      Gregory Rotman, President and Director

                                      Date: March 26, 2004


                                      /s/ Richard Rotman
                                      ------------------------------------------
                                      Richard Rotman, Vice President, Treasurer,
                                      Secretary and Director

                                      Date: March 26, 2004


                                      /a/ Andrew Pilaro
                                      ------------------------------------------
                                      Andrew Pilaro, Director

                                      Date: March 26, 2004

                            PAID, INC. AND SUBSIDIARY
                           DECEMBER 31, 2003 AND 2002
                        CONSOLIDATED FINANCIAL STATEMENTS

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report (Carlin, Charron & Rosen LLP)........           F-2

Consolidated Balance Sheets at December 31, 2003 and 2002.........           F-3

Consolidated Statements of Operations
Years ended December 31, 2003 and 2002............................           F-4

Consolidated Statements of Shareholders' Equity  (Deficit)
Years ended December 31, 2003 and 2002............................           F-5

Consolidated Statements of Cash Flows
Years ended December 31, 2003 and 2002............................           F-6

Notes to Consolidated Financial Statements
Years ended December 31, 2003 and 2002............................    F-7 - F-17

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Paid, Inc.

We have audited the accompanying consolidated balance sheets of Paid, Inc. (formerly Sales Online Direct, Inc.) and subsidiary (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paid, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses, has had negative cash flows from operations, and has a shareholders' deficit at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Carlin, Charron & Rosen, LLP

Worcester, Massachusetts
February 20, 2004

                            PAID, INC. AND SUBSIDARY
                           CONSOLIDATED BALANCE SHEET
                                    DECEMBER 31,

                              ASSETS                                2003               2002
                                                                    ----               ----
Current Assets:
   Cash and cash equivalents                                    $    104,397       $     41,283
   Accounts receivables                                                3,529              7,495
   Inventories, net                                                  702,078            966,749
   Prepaid expenses                                                   57,364             86,544
   Other current assets                                               22,331             18,413
                                                                ------------       ------------

      Total current assets                                           889,699          1,120,484

Property and equipment, net                                          397,950            907,785
Intangible assets, net                                             1,414,737          2,279,799
                                                                ------------       ------------

Total assets                                                    $  2,702,386       $  4,308,068
                                                                ============       ============

                  LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Notes payable                                                $    145,000       $    115,000
   Accounts payable                                                  204,698            260,546
   Accrued expenses                                                  663,993            428,005
                                                                ------------       ------------

      Total current liabilities                                    1,013,691            803,551
                                                                ------------       ------------

Convertible debt                                                   3,001,573          3,778,377
                                                                ------------       ------------

Shareholders' deficit:
   Common stock, $.001 par value, 350,000,000 shares
    authorized; 159,100,218 and 128,309,528 shares issued
    and outstanding at December 31,
    2003 and 2002, respectively                                      159,100            128,310
   Additional paid-in capital                                     17,832,123         15,231,677
   Accumulated deficit                                           (19,304,101)       (15,589,228)
   Unearned compensation                                                  --            (44,619)
                                                                ------------       ------------

      Total shareholders' deficit                                 (1,312,878)          (273,860)
                                                                ------------       ------------

Total liabilities and shareholders' deficit                     $  2,702,386       $  4,308,068
                                                                ============       ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                         2003               2002
                                                         ----               ----
Revenues                                             $   1,503,460       $   1,275,888

Cost of revenues                                           894,932             747,727
                                                     -------------       -------------

Gross profit                                               608,528             528,161
                                                     -------------       -------------
Operating expenses:
  Selling, general, and administrative expenses          3,294,051           2,734,980
  Web site development costs                               619,994             929,499
                                                     -------------       -------------

    Total operating expenses                             3,914,045           3,664,479
                                                     -------------       -------------

Loss from operations                                    (3,305,517)         (3,136,318)
                                                     -------------       -------------

Other income (expense):
  Interest expense                                        (409,469)           (417,634)
  Other income                                                 113              23,313
  Loss on sale of marketable securities                         --                (726)
                                                     -------------       -------------

    Total other expense, net                              (409,356)           (395,047)
                                                     -------------       -------------

Loss before income taxes                                (3,714,873)         (3,531,365)

Provision for income taxes                                      --                  --
                                                     -------------       -------------

Net loss                                             $  (3,714,873)      $  (3,531,365)
                                                     =============       =============

Loss per share (basic and diluted)                   $       (0.03)      $       (0.03)
                                                     =============       =============

  Weighted average shares                              143,882,625         116,127,347
                                                     =============       =============

          See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                         Common Stock        Additional
                                                    ----------------------     Paid-in      Accumulated    Unearned
                                                        Share      Amount      Capital        deficit    Compensation       Total
                                                    -----------   --------   -----------   ------------  ------------   -----------
Balance, December 31, 2001                           79,683,494   $ 79,683   $12,010,313   $(12,057,863)   $(234,383)   $  (202,250)

Amortization of stock-based
  compensation                                               --         --            --             --      189,764        189,764

Common stock issued pursuant to exercise of stock
  options granted to employees for services           6,401,518      6,402       484,700             --           --        491,102

Common stock issued in payment of
  professional and consulting fees                    9,176,396      9,176       850,304             --           --        859,480

Common stock issued in payment of interest
  on convertible debt                                 3,054,556      3,055       257,511             --           --        260,566

Conversions of notes payable                         29,698,814     29,699     1,399,551             --           --      1,429,250

Exercise of stock options                               294,750        295         2,653             --           --          2,948

Beneficial conversion discount                               --         --       226,645             --           --        226,645

Net loss                                                     --         --            --     (3,531,365)          --     (3,531,365)
                                                    -----------   --------   -----------   ------------    ---------    -----------

Balance, December 31, 2002                          128,309,528    128,310    15,231,677    (15,589,228)     (44,619)      (273,860)

Amortization of stock-based
  compensation                                               --         --            --             --       44,619         44,619

Common stock issued pursuant to exercise of stock
  options granted to employees for services           1,501,608      1,501        96,600             --           --         98,101

Common stock issued in payment
  professional and consulting fees                   14,640,215     14,640       924,924             --           --        939,564

Conversions of notes payable                         14,648,877     14,649     1,367,621             --           --      1,382,270

Beneficial conversion discount                               --         --       211,301             --           --        211,301

Net loss                                                     --         --            --     (3,714,873)          --     (3,714,873)
                                                    -----------   --------   -----------   ------------    ---------    -----------

Balance, December 31, 2003                          159,100,228   $159,100   $17,832,123   $(19,304,101)   $      --    $(1,312,878)
                                                    ===========   ========   ===========   ============    =========    ===========

           See accompanying notes to consolidated financial statements

                           PAID, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                 2003              2002
                                                                 ----              ----
Operating activities:
  Net loss                                                    $(3,714,873)      $(3,531,365)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                             1,384,351         1,423,819
      Bad debt expense                                              6,979                --
      Amortization of unearned compensation                        44,619           189,764
      Amortization of debt discount                                    --            47,804
      Beneficial conversion feature                               245,467           164,000
      Common stock issued in payment of interest                       --           260,566
      Common stock issued in payment of professional
         and consulting fees                                      939,564           859,480
      Common stock issued pursuant to exercise of
         stock options granted to employees for services           98,101           491,102
      Net loss on marketable securities                                --               726
      Changes in assets and liabilities:
         Accounts receivable                                       (3,013)            7,800
         Inventories                                              264,671           194,061
         Prepaid expenses and other current assets                 25,262            10,195
                                                              -----------       -----------
         Accounts payable                                         (55,848)          (98,672)
         Accrued expenses                                         235,988          (454,428)

            Net cash used in operating activities                (528,732)         (435,148)
                                                              -----------       -----------

Investing activities:
  Property and equipment additions                                 (9,454)         (350,081)
  Acquisition of intangible assets                                     --           (16,000)
  Proceeds from sale of marketable securities                          --               512
  Purchase of securities                                               --            (1,117)
                                                              -----------       -----------

            Net cash used in investing activities                  (9,454)         (366,686)
                                                              -----------       -----------

Financing activities:
  Net proceeds from notes payable                                  30,000           115,000
  Proceeds from convertible debt                                  571,300           677,500
  Proceeds from exercise of stock options                              --             2,948
                                                              -----------       -----------

            Net cash provided by financing activities             601,300           795,448
                                                              -----------       -----------

Net increase (decrease) in cash and cash equivalents               63,114            (6,386)

Cash and cash equivalents, beginning                               41,283            47,669
                                                              -----------       -----------

Cash and cash equivalents, ending                             $   104,397       $    41,283
                                                              ===========       ===========

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

  Income taxes                                                $        --       $        --
                                                              ===========       ===========

  Interest                                                    $     6,750       $     2,112
                                                              ===========       ===========

          See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                           DECEMBER 31, 2003 AND 2002
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Paid, Inc. and subsidiary (the "Company") operates and maintains an internet portal dedicated to collectibles in a variety of categories. The Company conducts person-to-person online auctions of its own merchandise and items posted under consignment arrangements by third party sellers. During 2003, the Company changed its name from Sales Online Direct, Inc. to Paid, Inc.

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

Note 2. Management's Plans

The Company has continued to incur significant losses. For the years ended December 31, 2003 and 2002 the Company reported losses of approximately $3,700,000 and $3,500,000, respectively.

To date the Company has met its cash needs from the proceeds of convertible debt, the related warrants, and the assignment of call options discussed in Notes 6 and 8.

Management anticipates continued growth in gross profit, that its suite of management tools, called "AuctionInc", sales of movie posters, both from inventory and on consignment, and celebrity web hosting will continue to increase revenues and result in higher gross profit.

The Settlement Agreement and Mutual Releases related to the CSEI assets discussed in Note 1 provided the Company with call options for approximately 2.3 million shares of common stock. Management believes that the assignment of these call options can generate between $80,000 and $1,600,000 (based solely upon the 52 week high and low closing prices of the Company's common stock). In addition, Augustine Fund is required to provide financing, at the Company's request, of an additional $66,000.

While management believes that these plans will result in obtaining sufficient operating cash, there can be no assurance that an assignment of the call options can be concluded on reasonably acceptable terms.

If these assignments are not so completed management will seek alternative sources of capital to support operations. Based upon current cash positions, the Company needs an infusion of $600,000 of additional capital to fund anticipated operating costs over the next 12 months.

Although there can be no assurances, the Company believes that the above anticipated additional revenues, additional financing, and anticipated option assignments will be sufficient to meet the Company's working capital requirements through the end of 2004.

Note 3. Summary Of Significant Accounting Policies

Principles of consolidation

      The accompanying consolidated financial statements include the accounts of Paid, Inc. and its wholly-owned subsidiary, Rotman Collectibles, Inc. All inter-company balances and transactions have been eliminated.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories consist of collectible merchandise for sale and are stated at the lower of average cost or market on a first-in, first-out (FIFO) method.

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at December 31, 2003 and 2002 the Company has provided for reserves totaling $270,000 and $180,000, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight line and double declining balance method over the estimated useful lives of 3 to 5 years.

Intangible Assets

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

The Company provides web hosting services under two types of arrangements. Revenue is recognized on a monthly basis as the services are provided for those where payment is to be received in cash. Professional athletes' web sites are hosted under arrangements that are settled by the athlete providing a certain number of autographs on merchandise to be sold by the Company. Revenue related to player websites is recognized upon sale of the autographed merchandise.

Appraisal revenues are recognized when the appraisal is delivered to the customer.

Advertising revenues are recognized at the time the advertisement is initially displayed on the company's web site. Sponsorship revenues are recognized at the time that the related event is conducted.

Advertising Costs

Advertising costs totaling approximately $96,200 in 2003 and $88,700 in 2002, are charged to expense when incurred.

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

Cash and cash equivalents - The Company places its cash and cash equivalents with high credit quality institutions. The Company had no cash deposits in excess of federal depository insurance limits at December 31, 2003 and 2002.

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

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported of assets and liabilities as of the date of the balance sheets and reported amounts of revenue and expenses during the reporting periods. Material estimates that are particularly susceptible to significant change in the near term relate to inventories, intangible assets and deferred tax asset valuation. Although these estimates are based on management's knowledge of current events and actions, they may ultimately differ from actual results.

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

SFAS Nos. 123 and 148 encourage all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, they also allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan typically have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and has provided pro forma disclosures, in accordance with SFAS No. 148, of net income and earnings per share as if the fair value based method of accounting had been applied (refer to Note 6).

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 24,981,882 as of December 31, 2003 and 107,269,846 as of December 31, 2002. The
number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 25,642,250 shares at both December 31, 2003 and 2002 have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each year.

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

Website and Software Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. During the year ended December 31, 2003 the Company did not capitalize any website development costs while during 2002, the Company capitalized approximately $322,000. Such capitalized costs are included in "Property and equipment."

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) Nos. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The FASB also issued Interpretations 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and 46 "Consolidations of

Variable Interest Entities". The Company does not expect implementation of these standards to have a material impact on the Company's financial statements.

Note 4. Property and Equipment

At December 31, 2003 and 2002 property and equipment consisted of the following:

                                                    2003                2002
                                                -----------         -----------
Computer equipment and software                 $   864,283         $   854,829
Office furniture                                     61,927              61,927
Video and article archives                          418,983             418,983
Video equipment                                     158,513             158,513
Web site development cost                           644,305             644,305
Purchased software                                   70,000              70,000
                                                -----------         -----------
                                                $ 2,218,011           2,208,557
Accumulated depreciation                         (1,820,061)         (1,300,772)
                                                -----------         -----------
                                                $   397,950         $   907,785
                                                ===========         ===========

Depreciation expense of property and equipment for the years ended December 31, 2003 and 2002 amounted to approximately $519,300 and $579,200, respectively.

The Company uses office and warehouse facilities as a tenant at will in a building leased by a related party. No rent has been charged during the years ended December 31, 2003 and 2002.

Note 5. Intangible Assets

At December 31, 2003 and 2002 intangible assets are comprised of the following:

                                                  2003                   2002
                                              -----------           -----------
Software licenses                             $ 2,882,660           $ 2,882,660
Patent pending                                     16,000                16,000
Domain names                                       77,025                77,025
Acquired web sites                                762,301               762,301
Customer and user lists                           327,157               327,157
Other                                              30,763                30,763
                                              -----------           -----------
                                                4,095,906             4,095,906
Accumulated amortization                       (2,681,169)           (1,816,107)
                                              -----------           -----------
                                              $ 1,414,737           $ 2,279,799
                                              ===========           ===========

Amortization expense for intangible assets for the years ended December 31, 2003 and 2002 amounted to approximately $865,100 and $814,600, respectively. Estimated amortization expense for each of the next five years is approximately $774,000 in 2004, $638,000 in 2005 and $1,000 in each year 2006 to 2008.

Note 6. Common Stock

Call Option Agreements

In connection with the Settlement Agreement and Mutual Release with CSEI discussed in note 1, the Company was granted call options for 2,283,565 unregistered common shares held by CSEI at an exercise price of $.001 per share. The call options expire on January 31, 2005.

Stock Options

In June 1999, the Company's Board of Directors adopted the 1999 Stock Option Plan (the "1999 Plan") that provides for the issuance of options to directors, officers, employees and consultants of the Company to purchase up to 1,000,000 shares of the Company's common stock. Options granted under the plan may be either incentive stock options ("ISO") or nonqualified stock options ("NSO"). The 1999 Plan provides that each option be granted at a price determined by the Board of Directors on the date such option is granted and have a maximum option term of ten years. The options granted become exercisable during a period of time as specified by the Board of Directors at the date such option is granted. In July 1999, the Company granted an option to an employee to purchase 471,000 shares of common stock at $.01 per share. The option vested over a four-year period. The Company recorded unearned compensation of $757,848, based on the difference between the fair market value of the common stock at the grant date and the exercise price. The unearned compensation was amortized over the vesting period of the option. Amortization expense related to unearned compensation amounted to $44,619 and $189,764 during the years ended December 31, 2003 and 2002. In 1999, the Company also granted options to purchase 126,000 shares of common stock at the stock's fair value on the dates of grant.

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

There were no options granted, exercised, or cancelled/expired under any plans during 2003. At December 31, 2003 there were 18,642,250 exercisable under these plans at a weighted average exercise price of $.05.

Information pertaining to options outstanding at December 31, 2003 is as follows:

                                                                                       Options
                                      Options Outstanding                            Exercisable
                                      -------------------                            -----------

                                        Weighted Average          Weighted                                 Weighted
Range of Exercise         Number     Remaining Contractual    Average Exercise           Number        Average Exercise
     Prices            Outstanding            Life                  Price             Exercisable            Price
-----------------      -----------   ---------------------    ----------------        -----------      ----------------
    $  .01                 176,250          5 years                 $ .01                176,250             $ .01
       .81                   9,000             5                      .81                  9,000               .81
      1.62                  57,000             5                     1.62                 57,000              1.62
       .04              25,000,000             9                      .04             18,400,000               .04
                        ----------                                                    ----------
Outstanding at          25,242,250                                                    18,642,250
end of year             ==========                                  $ .04             ===========            $ .05

During July 1999, the Company's Board of Directors adopted, subject to stockholders' approval, the 1999 Omnibus Share Plan (the "Omnibus Plan") that provides for both incentive and non-qualified stock options, stock appreciation rights and other awards to directors, officers, and employees of the Company to purchase or receive up to 1,000,000 shares of the Company's stock. A committee of the Board of Directors ("Committee") establishes the option price at the time each option is granted, which price may, in the discretion of the Committee, be less than 100% of the fair market value of the shares on the date of the grant. The options granted will have a maximum term of ten years and shall be exercisable during a period as specified by the Committee. There were no incentive options granted under the Omnibus Plan during 2003 or 2002.

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 60,000,000 shares of its common stock. Under the 2001 Plan employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. During the year ended December 31, 2003 the Company granted options for 16,141,823 shares at various dates aggregating $1,037,665 under this plan, including options for 2,914,958 shares representing $111,416 of consulting fees to Steven Rotman, the father of Gregory and Richard Rotman. During the year ended December 31, 2002 the Company granted options for 15,577,914 shares at various dates aggregating $1,350,582 under this plan, including options for 1,011,821 shares representing $116,910 of consulting fees to Steven Rotman, the father of Gregory and Richard Rotman. All options granted during the period were exercised.

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

                                                     Years Ended December 31,
                                                  -----------------------------
                                                     2003               2002
                                                  -----------       -----------
Net loss, as reported                             $(3,714,873)      $(3,531,365)

Add: Stock based compensation cost, as
reported (net of tax)                                  44,619           189,764

Less: Stock based compensation cost
that would have been included
in the determination of net
net income had the fair value
method been applied (net of tax)                     (772,554)         (280,528)
                                                  -----------       -----------
Pro forma net loss, as adjusted                   $(4,442,808)      $(3,622,129)
                                                  ===========       ===========
Loss per share (basic and diluted), as
reported                                          $      (.03)      $      (.03)

Add: Stock based compensation cost,
as reported (net of tax)                                   --                --

Less: Stock based compensation cost that
would have been included in the
determination of net income had the fair
value method been applied (net of tax)                     --                --
                                                  -----------       -----------

Pro forma loss per share (basic and               $      (.03)      $      (.03)
diluted), as adjusted                             ===========       ===========

Note 7. Income Taxes

There was no provision for income taxes for the years ended December 31, 2003 and 2002 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of temporary differences and carry forwards that give rise to deferred taxes are as follows:

                                                  2003                  2002
                                              -----------           -----------
Federal net operating loss
        carry forwards                        $ 5,143,000           $ 4,029,000

State net operating loss
        carry forwards                          1,437,000             1,126,000
                                              -----------           -----------
                                              $ 6,580,000             5,155,000
Valuation reserve                              (6,580,000)           (5,155,000)
                                              -----------           -----------
Net deferred tax asset                        $        --           $        --
                                              ===========           ===========

The valuation reserve applicable to net deferred tax asset for the years ended December 31, 2003 and 2002 is due to the likelihood of the deferred tax not expected to be utilized.

At December 31, 2003, the Company has federal and state net operating loss carry forwards of approximately $15,000,000 available to offset future taxable income. The state carry-forwards will expire intermittently through 2008, while the federal carry forwards will expire intermittently through 2023.

Note 8. Convertible Debt Financing

As of December 31, 2003 the Company has outstanding $3,372,554, of convertible debt, which is presented net of unamortized beneficial conversion discounts of $370,981.

On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note"), due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The Series A Note, as most recently modified on May 21, 2002, is convertible into common stock at a conversion price equal to the lesser of: (1) $.375 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. In connection with the agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to $2.70, one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants will expire on March 31, 2005. The May 21, 2002 modification agreement extended the maturity date of the note until September 30, 2002, provided for additional ninety-day extensions, the most recent of which was exercised on December 31, 2003, beyond that date until March 31, 2005, waived interest for periods after March 31, 2002, and released the Company from all requirements to register any common shares issuable under the note or to keep any existing registration statements effective. As of December 31, 2003 the outstanding balance of this note was $1,188,480, since during 2003 and 2002 $1,382,270 and $429,250, respectively, had been converted into 14,648,877 and 5,782,436 shares of the Company's common stock, respectively, at conversion prices ranging from $.028 to $.236 per share.

On November 7, 2001, the Company entered into a Loan Agreement, whereby it issued an 8% convertible note in the amount of $1,000,000, due November 7, 2003 (the "Series B Note") to Buyer. This note was modified most recently on October 31, 2003 to, among other things, allow the Company to borrow up to $2,250,000. The Series B Note, as modified, is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five
(5) trading days immediately preceding the conversion date. Based upon advances through December 31, 2003 totaling $2,184,074, had the Buyer converted the series B Note at issuance, Buyer would have received $2,991,883 in aggregate value of the company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $807,809 is being charged to interest expense over the term of the related note. The beneficial conversion feature that was charged to interest expense totaled $245,467 and $164,000 in 2003 and 2002, respectively. The total beneficial conversion discount related to this note has been recorded as an increase in additional paid in capital and the unamortized portion as a reduction in the related note. In addition, the Company entered into a Registration Rights Agreement whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) within sixty (60) days of a request from the Buyer (Filing Date), covering the common stock to be issued upon conversion of the Series B Note. If this registration Statement is not declared effective by the SEC within sixty (60) days of the filing date the conversion percentage shall decrease by two percent (2%) for each month that the Registration Statement is not declared effective. A modification extended the maturity date of the Series B Note to November 7, 2004, provided the opportunity to extend the maturity date to November 7, 2005, required that principal and interest be payable in shares of common stock, or cash, at the discretion of the Company, and provided that any fees or expenses related to any registration of the common stock will be borne equally by the Company and the Buyer.

On November 7, 2001, the Company entered into a second Loan Agreement whereby it issued a 6% convertible note, due November 7, 2003 (the "Rotman Note"), to Leslie Rotman, pursuant to an Agreement and Plan of Merger dated October 23, 2001. The Rotman Note was converted into 23,916,378 shares of common stock at conversion prices ranging from $.0298 to $.05152 per share in early January 2002.

Note 9. Notes Payable

At December 31, 2003 and December 31, 2002, the Company was obligated on short-term notes payable totaling $145,000 and $115,000, respectively, of which $130,000 and $115,000, respectively, was to a related party. The related party notes bear interest at 8%, while the remainder bear interest at 18%. All of the short-term debt is due on demand. Interest expense charged to operations in connection with the related party notes totaled $10,446 and $3,928 in 2003 and 2002, respectively.

Note 10. Issuance of Common Stock

During 2002 the Company issued 3,054,556 shares of common stock in connection with the payment of approximately $260,600 of interest due on its convertible debt.

In addition, during 2003 and 2002 the Company issued 14,640,215 and 9,176,396 shares of common stock respectively, in connection with the payment of approximately $939,600 and $859,500 of legal and consulting fees.

                                  EXHIBIT INDEX

 Exhibit
   No.      Description of Exhibits
 -------    -----------------------

   3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 25, 2003)

   3.2      Amended and Restated Bylaws (incorporated by reference to Exhibit
            3.2 to Form 8-K, filed on November 25, 2003)

   4.1 Specimen of certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Form SB-2/A filed on December 1, 2000)

   4.2 Convertible Note dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed on April 14, 2000)

   4.3 Convertible Note, dated November 7, 2001, issued to Leslie Rotman pursuant to Agreement and Plan of Merger (incorporated by reference from Exhibit 4.1 to Form 8-K filed on November 21, 2001)

   4.4 Convertible Note, dated November 7, 2001, issued to Augustine Fund, L.P., pursuant to Loan Agreement (incorporated by reference from Exhibit 4.2 to Form 8-K filed on November 21, 2001)

   4.5 Modification Agreement dated September 19, 2000 between the Registrant and Augustine Fund, L.P. (incorporated by reference to
            Exhibit 4.7 to Form S-3 filed on October 25, 2000).

   4.6 Amended Modification Agreement dated July 15, 2001, between the Company and Augustine Fund, L.P. (incorporated by reference from
            Exhibit 4.1 to Form SB-2/A filed on August 8, 2001)

   4.7 Second Amended Modification Agreement dated August 30, 2001 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.11 to Form SB-2 filed on August 31, 2001)

   4.8 Third Amended Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P. (incorporated by reference from
            Exhibit 4.1 to Form 10-QSB/A filed on November 21, 2001)

   4.9 Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.2 to Form 10-QSB/A filed on November 21, 2001)

   4.10 Second Modification Agreement dated October 31, 2003 between the Company and Augustine Fund, L.P. *

   4.11 Warrant issued by the Registrant to Delano Group Securities, LLC (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed on April 14, 2000).

   4.12 Warrant dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement (incorporated by reference to Exhibit 10.4 to Form 10-KSB filed on April 14, 2000)

   10.1 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Form SB-2/A filed on December 1, 2000)

   10.2 1999 Omnibus Share Plan (incorporated by reference to Exhibit 10.3 to Form SB-2/A filed on December 1, 2000)

   10.3 2001 Non-Qualified Stock Option Plan, as amended (incorporated by reference from Exhibit 99.1 to Form S-8 filed on September 5, 2003)

   10.4 2002 Stock Option Plan (incorporated by reference from Exhibit 10.17 to Form 10-KSB filed on September 5, 2003)

   10.5 Securities Purchase Agreement dated March 23, 2000 between the Registrant and Augustine Fund, LP. (incorporated by reference to
            Exhibit 10.2 to Form 10-KSB filed on April 14, 2000)

   10.6 Loan Agreement, dated November 7, 2001, by and between Augustine Fund, L.P. and the Company (incorporated by reference from Exhibit
            10.1 to Form 8-K filed on November 21, 2001)

   10.7 Loan Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.4 to Form 8-K filed on November 21, 2001)

   10.8 Agreement and Plan of Merger between the Company, Rotman Collectibles, Inc. and Leslie Rotman dated October 23, 2001 (incorporated by reference from Exhibit 2.1 to Form 8-K filed on November 21, 2001)

   10.9 Registration Rights Agreement dated March 23, 2000 between the Company and Augustine Fund, L.P. (incorporated by reference to
            Exhibit 10.5 to Form 10-KSB filed on April 14, 2000)

   10.10 Registration Rights Agreement, dated November 7, 2001, by and between Augustine Fund, L.P. and the Company (incorporated by reference from Exhibit 4.4 to Form 8-K filed on November 21, 2001)

   10.11 Registration Rights Agreement, dated November 7, 2001, by and between Leslie Rotman and the Company (incorporated by reference from Exhibit 4.3 to Form 8-K filed on November 21, 2001)

   10.12 Escrow Agreement dated March 23, 2000 among the Registrant, Augustine Fund, LP and H. Glenn Bagwell, Jr. pursuant to Securities Purchase Agreement (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on April 14, 2000)

   10.13 Software License Agreements dated November 8, 2000 between the Registrant and CSEI (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 22, 2000)

   21       Subsidiaries of the Registrant (included in Item I)*

   23       Consent of Carlin, Charron & Rosen, LLP*

   31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002*

   31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002*

   32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002*

   99       Risk Factors*

----------
*     filed herewith