Form 10QSB
period 2004-03-31
PAID INC
filed 2004-05-17
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                         COMMISSION FILE NUMBER 0-28720

                                   PAID, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)

DELAWARE                                                     73-1479833
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)

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

                                 Yes |X| No |_|

      As of May 3, 2004, the issuer had outstanding 160,742,278 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                                   Paid, Inc.
                                 and Subsidiary
                                   Form 10-QSB
                    For the Three Months ended March 31, 2004

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1.      Financial Statements

                           Consolidated Balance Sheets
                           March 31, 2004 and December 31, 2003 (unaudited)......................3

                           Consolidated Statements of Operations
                           Three months ended March 31, 2004 and
                           2003 (unaudited)......................................................4

                           Consolidated Statements of Cash Flows
                           Three months ended March 31, 2004 and
                           2003 (unaudited)......................................................5

                           Consolidated Statements of Changes in Shareholders' Deficit
                           Three months ended March 31, 2004
                           (unaudited)...........................................................6

                           Notes to Consolidated Financial Statements
                           Three months ended March 31, 2004 and 2003............................7-11

     Item 2.      Management's Discussion and Analysis or
                  Plan of Operation..............................................................12

     Item 3.      Controls and Procedures........................................................15

  Part II - Other Information

    Item 1.    Legal Proceedings.................................................................16

    Item 2.    Changes in Securities and Small Business Issuer
               Purchases of Equity Securities....................................................16

    Item 3.    Defaults Upon Senior Securities...................................................16

    Item 4.    Submission of Matters to a Vote of Security Holders...............................16

    Item 5.    Other Information ................................................................16

    Item 6.    Exhibits and Reports on Form 8-K..................................................16

    Signatures...................................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PAID, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,        December 31,
                                    ASSETS                           2004               2003
                                                                     ----               ----
                                                                  (Unaudited)         (Audited)
 Current assets:
     Cash and cash equivalents                                   $    113,379       $    104,397
     Accounts receivable                                               11,891              3,529
     Inventories, net                                                 668,997            702,078
     Prepaid expenses                                                  98,270             57,364
     Other current assets                                              26,560             22,331
                                                                 ------------       ------------

        Total current assets                                          919,097            889,699

 Property and equipment, net                                          308,655            397,950
 Other intangible assets, net                                       1,210,982          1,414,737
                                                                 ------------       ------------

 Total assets                                                    $  2,438,734       $  2,702,386
                                                                 ============       ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

 Current liabilities:
     Notes payable                                               $    130,000       $    145,000
     Accounts payable                                                  71,676            204,698
     Accrued expenses                                                 773,118            663,993
                                                                 ------------       ------------

        Total current liabilities                                     974,794          1,013,691
                                                                 ------------       ------------

 Convertible debt                                                   3,123,246          3,001,573
                                                                 ------------       ------------

 Shareholders' deficit:
     Common stock, $.001 par value, 350,000,000 shares
      authorized; 160,437,419 and 159,100,218 shares issued
      and outstanding at March 31, 2004
      and December 31, 2003, respectively                             160,437            159,100
     Additional paid-in capital                                    18,335,219         17,832,123
     Accumulated deficit                                          (20,154,962)       (19,304,101)
                                                                 ------------       ------------

        Total shareholders' deficit                                (1,659,306)        (1,312,878)
                                                                 ------------       ------------

 Total liabilities and shareholders' deficit                     $  2,438,734       $  2,702,386
                                                                 ============       ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                            2004                2003
                                                            ----                ----
Revenues                                                $     385,982       $     425,900

Cost of revenues                                              200,914             212,597
                                                        -------------       -------------

Gross profit                                                  185,068             213,303
                                                        -------------       -------------

Operating expenses:
     Selling, general, and administrative expenses            760,132             804,018
     Web site development costs                               147,603             182,591
                                                        -------------       -------------

         Total operating expenses                             907,735             986,609
                                                        -------------       -------------

Loss from operations                                         (722,667)           (773,306)
                                                        -------------       -------------

Other income (expense):
     Interest expense                                        (128,238)            (88,477)
     Other income                                                  44                   7
                                                        -------------       -------------

         Total other expense, net                            (128,194)            (88,470)
                                                        -------------       -------------

Loss before income taxes                                     (850,861)           (861,776)

Provision for income taxes                                         --                  --
                                                        -------------       -------------

Net loss                                                $    (850,861)      $    (861,776)
                                                        =============       =============

Loss per share (basic and diluted)                      $       (0.01)      $       (0.01)
                                                        =============       =============

     Weighted average shares                              159,978,229         130,726,073
                                                        =============       =============

           See accompanying notes to consolidated financial statements

                            PAID INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                         2004            2003
                                                                         ----            ----
Operating activities:
    Net loss                                                          $(850,861)      $(861,776)
    Adjustments to reconcile net loss to net
     cash used in operating activities
        Depreciation and amortization                                   293,409         396,312
        Amortization of unearned compensation                                --          44,619
        Beneficial conversion feature                                    80,131          52,673
        Common stock issued in payment of
          professional and consulting fees                              283,639         168,090
        Issuance of common stock pursuant to exercise of
          stock options granted to employees for services                31,734          15,984
        Changes in assets and liabilities:
          Accounts receivable                                            (8,362)         (2,311)
          Inventories                                                    33,081         (54,251)
          Prepaid expenses and other current assets                     (45,135)          9,349
          Accounts payable                                             (133,022)         96,250
          Accrued expenses                                              109,125          51,157
                                                                      ---------       ---------

             Net cash used in operating activities                     (206,261)        (83,904)
                                                                      ---------       ---------

Investing activities:
    Property and equipment additions                                       (359)             --
                                                                      ---------       ---------

Financing activities:
    Net proceeds from notes payable                                     (15,000)         40,000
    Proceeds from convertible debt                                       65,926          36,700
    Proceeds from assignment of call options                            164,500              --
    Proceeds from exercise of stock options                                 176              --
                                                                      ---------       ---------

             Net cash provided by financing activities                  215,602          76,700
                                                                      ---------       ---------

Net increase (decrease) in cash and cash equivalents                      8,982          (7,204)

Cash and cash equivalents, beginning                                    104,397          41,283
                                                                      ---------       ---------

Cash and cash equivalents, ending                                     $ 113,379       $  34,079
                                                                      =========       =========

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

    Income taxes                                                      $      --       $      --
                                                                      =========       =========

    Interest                                                          $   1,125       $     367
                                                                      =========       =========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)

                                                          Common stock             Additional
                                                    -------------------------        Paid-in        Accumulated
                                                      Shares          Amount         Capital          deficit            Total
                                                    -----------      --------      -----------      ------------       -----------
Balance, December 31, 2003                          159,100,218      $159,100      $17,832,123      $(19,304,101)      $(1,312,878)

Common stock issued pursuant to exercise of stock
   options granted to employees for services            143,814           144           31,590                --            31,734

Common stock issued in payment of
   professional and consulting fees                   1,017,137         1,017          282,622                --           283,639

Stock options exercised                                 176,250           176               --                                 176

Beneficial conversion discount                               --            --           24,384                --            24,384

Proceeds from assignment of call options                                               164,500                             164,500

Net loss                                                     --            --               --          (850,861)         (850,861)
                                                    -----------      --------      -----------      ------------       -----------
Balance, March 31, 2004                             160,437,419      $160,437      $18,335,219      $(20,154,962)      $(1,659,306)
                                                    ===========      ========      ===========      ============       ===========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

Note 1. Organization and Summary Of Significant Accounting Policies

Line of business

Paid, Inc. and subsidiary (the "Company") operates and maintains an internet portal dedicated to collectibles in a variety of categories. The Company conducts person-to-person online auctions of its own merchandise and items posted under consignment arrangements by third party sellers.

General

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting and include all adjustments (consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation). These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2003, which are included in the Company's Form 10-KSB.

Principles of consolidation

The accompanying financial statements include the accounts of Paid, Inc. and its wholly-owned subsidiary, Rotman Collectibles, Inc.

Inventories

Inventories consist of collectible merchandise for sale and are stated at the lower of average cost or market on a first-in, first-out (FIFO) method.

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at both March 31, 2004 and December 31, 2003 the Company has provided for reserves totaling $270,000.

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

Advertising Costs

Advertising costs totaling approximately $26,000 in 2004 and $23,000 in 2003 are charged to expense when incurred.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 12,413,286 as of March 31, 2004, and 119,217,282 as of March 31, 2003. The
number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants totaling 25,466,000 at March 31, 2004 and 25,642,250 at March 31, 2003 have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they are antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each period.

Web Site and Software Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment."

Note 2. Notes and Loan Payable

At March 31, 2004 and December 31, 2003, the Company was obligated on short-term notes payable totaling $130,000 and $145,000, respectively. At both March 31, 2004 and December 31, 2003 $130,000 was to a related party. The related party notes bear interest at 8%, while the remainder bear interest at 18%. All of the short-term debt is due in 2004. Interest expense charged to operations in connection with the related party notes totaled $2,628 and $2,500 for the three months ended March 31, 2004 and 2003 respectively.

Note 3. Common Stock

Call Option Agreements

The Company was granted call options for 2,283,565 unregistered common shares held by ChannelSpace Entertainment, Inc. ("CSEI") at an exercise price of $.001 per share. The call options expire on January 31, 2005.

In February and March 2004 the Company assigned options to purchase 275,000 shares of stock from CSEI to certain individuals in exchange for $164,500, which was added to the paid in capital of the Company.

Stock Options

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 60,000,000 shares of its common stock. Under the 2001 Plan employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. During the three months ended March 31, 2004, the Company granted options for 1,160,951 shares at various dates aggregating $315,373 under this plan. During the three months ended March 31, 2003 the Company granted options for 3,933,774 shares at various dates aggregating $184,074 under this plan. All options granted during each period were exercised.

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

                                          For the three months ended
                                          --------------------------
                                      March 31, 2004        March 31, 2003
                                      --------------        --------------
Net loss, as reported                   ($ 850,861)             ($861,776)
Add stock compensation costs  on
options granted below  fair
market value                                                        44,619

Less stock compensation costs              (67,650)              (333,737)
had option expense been measured        -----------           ------------
at fair value

Proforma net loss, as                    ($918,511)           ($1,150,894)
adjusted                                ===========           ============

Weighted average shares                 159,978,229            130,726,073
                                        ===========           ============

Loss per share (basic and                    ($.01)                 ($.01)
diluted), as reported                   ===========           ============

Proforma loss per share (basic               ($.01)                 ($.01)
and diluted), as adjusted               ===========           ============

These proforma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Note 4. Income Taxes

There was no provision for income taxes for the periods ended March 31, 2004 and 2003 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

At March 31, 2004, the Company has federal and state net operating loss carry forwards of approximately $16,000,000 available to offset future taxable income. The state carry-forwards will expire intermittently through 2009, while the federal carry forwards will expire intermittently through 2024.

Note 5. Convertible Debt Financing

As of March 31, 2004 the Company has issued $3,438,480 of convertible debt, which is presented net of unamortized beneficial conversion discounts of $315,234.

On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement") whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note") due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The Series A Note, as most recently modified on May 21, 2002, is convertible into common stock at a conversion price equal to the lesser of: (1) $.375 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. In connection with the agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to $2.70, one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants will expire on March 31, 2005. A May 21, 2002 modification agreement extended the maturity date of the note until September 30, 2002, provided for additional ninety-day extensions, the most recent of which was exercised on March 31, 2004, beyond that date until March 31, 2005, waived interest for periods after March 31, 2002, and released the Company from all requirements to register any common shares issuable under the note or to keep any existing registration statements effective. As of March 31,

2004 the outstanding balance of this note was $1,188,480, since $1,811,520 has been converted into 20,431,313 shares of the Company's common stock during 2002 and 2003 at conversion prices ranging from $.028 to $.159 per share.

On November 7, 2001, the Company entered into a Loan Agreement, whereby it issued an 8% convertible note in the amount of $1,000,000, due November 7, 2003 (the "Series B Note") to Buyer. This note was modified most recently on October 31, 2003, to, among other things, allow the Company to borrow up to $2,250,000. The Series B Note, as modified, is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five
(5) trading days immediately preceding the conversion date. Based upon advances through March 31, 2004, had the Buyer converted the Series B Note at issuance, Buyer would have received $3,082,193 in aggregate value of the Company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $832,193 is being charged to interest expense over the term of the related note. The beneficial conversion feature that was charged to interest expense totaled $80,131 and $52,673 during the three months ended March 31, 2004 and 2003, respectively. The total beneficial conversion discount related to this note has been recorded as an increase in additional paid in capital and the unamortized portion as a reduction in the related note. In addition, the Company entered into a Registration Rights Agreement whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) within sixty (60) days of a request from the Buyer ("Filing Date"), covering the common stock to be issued upon conversion of the Series B Note. If this Registration Statement is not declared effective by the SEC within sixty (60) days of the filing date the conversion percentage shall decrease by two percent (2%) for each month that the Registration Statement is not declared effective. One of the modification agreements extended the maturity date of the Series B Note to November 7, 2004, provided the opportunity to extend the maturity date to November 7, 2005, required that principal and interest be payable in shares of common stock, or cash, at the discretion of the Company, and provided that any fees or expenses related to any registration of the common stock will be borne equally by the Company and the Buyer.

Note 6. Issuance of Common Stock

During the three months ended March 31, 2004 and 2003 the Company issued 1,017,137 and 3,573,282 shares of common stock respectively, in connection with the payment of approximately $284,000 and $168,000 of professional and consulting fees, respectively.

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

Results of Operations

      The following discussion compares the Company's results of operations for the three months ended March 31, 2004 with those for the three months ended March 31, 2003. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

      Revenue. For the three months ended March 31, 2004, revenue was $386,000, 98% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $378,500. Advertising and web hosting fees were approximately $2,900 or 1% of gross revenues during the quarter ended March 31, 2004.

      The Company's 2004 first quarter revenues represent an decrease of approximately $39,900, or 9%, from the three-month period ended March 31, 2003, in which revenue was approximately $425,900. For the three month period ended March 31, 2003, sales of the Company's product were approximately $415,600, or 98% of gross sales, and advertising and web hosting fees were $6,200, or 1% of gross revenues.

      The reason for the decrease in revenues was lower sales of Company owned product of approximately $37,000 from the same period in 2003. Lower sales of Company owned product are a result of lower availability of product at attractive prices. Gross profit from Company owned product sales for the three months ended March 31, 2004 was approximately $178,000, which represents an decrease of $26,800 from the comparable quarter in 2003, in which gross profit from Company owned product sales was $204,600. Since gross margin percentages on Company owned product were approximately 2% lower for the first quarter of 2004 than in 2003, and sales of Company owned product were approximately $37,000 lower in the quarter ended March 31, 2004, the Company produced approximately $27,000 fewer gross margin dollars.

      Operating Expenses. Total operating expenses for the three months ended March 31, 2004 were approximately $907,700, compared to $986,600 for the corresponding period in 2003, a decrease of $78,900. Sales, general and administrative ("SG&A") expenses for the three months ended March 31, 2004 were approximately $760,000, compared to $804,000 for the three months ended March 31, 2003. The decrease of $44,000 in SG&A costs includes a decrease in depreciation and amortization of $38,400 due to certain assets becoming fully depreciated during 2004. Costs associated with planning, maintaining and operating our web sites for the three months ended March 31, 2004 decreased approximately $35,000 from the corresponding period in 2003. This decrease is due primarily to a decrease in computer expense of $17,000 and depreciation of $14,500.

      Interest Expense. For the quarter ended March 31, 2004, the Company incurred interest charges of approximately $128,200 principally associated with one convertible note, compared to interest charges of $88,500 for the corresponding period in 2003. The increase of $39,700 is attributable to higher balances of interest-bearing debt in 2004 as well as greater amortization of beneficial conversion features.

      Net Loss. The Company realized a net loss for the three months ended March 31, 2004 of approximately $850,900, or $.01 per share, as compared to a loss of $861,800, or $.01 per share for the three months ended March 31, 2003.

      Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

      At March 31, 2004, total assets of the Company were $2,439,000, compared to $2,702,400 at December 31, 2003. The decrease was primarily due to depreciation and amortization totaling $293,400.

Operating Cash Flows

      A summarized reconciliation of the Company's net losses to cash used in operating activities for the three months ended March 31, 2004 compared to March 31, 2003, is as follows:

                                                          2004             2003
                                                          ----             ----
Net loss                                             $(850,900)       $(861,800)

Depreciation and amortization                          293,400          440,900
Amortization of beneficial conversion
Discount and debt discount                              80,100           52,700
Common stock issued in payment services                315,400          184,100
Changes in current assets and                          (44,300)         100,200
liabilities
                                                     ---------        ---------

Net cash used in operating activities                $(206,300)       $ (83,900)
                                                     =========        =========

Working Capital and Liquidity

      The Company had cash and cash equivalents of $113,400 at March 31, 2004, compared to $104,400 at December 31, 2003. The Company had a $55,700 deficit in working capital at March 31, 2004, compared to working capital deficit of $124,000 at December 31, 2003. At March 31, 2004 current liabilities were $974,800 compared to $1,013,700 at December 31, 2003. During the quarter ended March 31, 2004 current liabilities decreased primarily due to reductions in accounts payable, offset by increases in accrued interest and consulting fees.

      As discussed in Note 5 of the Financial Statements, the Company has outstanding convertible notes held by Augustine Fund, L.P. ("Augustine Fund"). The Series A Note, in the original principal amount of $3,000,000, has been reduced by $1,811,500 through the conversion of common stock.

      The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2003. The Company needs an infusion of $600,000 of additional capital to fund anticipated operating costs over the next 12 months. However, management anticipates growth in gross profit, that its suite of management tools, called "AuctionInc", sales of movie posters, both from inventory and on consignment, and celebrity web hosting will increase revenues and result in higher gross profit. Subject to the discussion below, management believes that the Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options for approximately 2 million shares of common stock, which, once assigned by the Company, can generate between $63,000 and $1,446,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash.

      Management believes that these plans should result in obtaining sufficient operating cash through the next 12 months. However, there can be no assurance assignment of the call options can be concluded on reasonably acceptable terms. If assignments are not made, management may need to seek alternative sources of capital to support operations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      (c) During the first quarter of 2004, Augustine Fund, L.P. did not convert any of its March 23, 2000 convertible note into shares of common stock of the Company. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible notes and the warrants issued in connection with the note for its own account. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The Company did not issue any shares of its common stock, par value $.001 per share, to Augustine Fund, L.P., for interest due pursuant to the eight percent convertible note issued by the Company to the Augustine Fund, L.P. on November 7, 2001.

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

(a)   Exhibits:

            31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

            31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

            32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K with the Securities and Exchange Commission as of January 15, 2004, pursuant to Item 5, announcing that the Company had set a second mandatory exchange date of its stock certificates as January 16, 2004 because the operational processing by the industry for a mandatory exchange that the Company had intended upon its first mandatory exchange announces did not occur.

      The Company filed a report on Form 8-K with the Securities and Exchange Commission as of February 24, 2004, pursuant to Item 5, announcing that the Company had substantially completed its mandatory exchange of stock certificates, which began on January 16, 2004, and that the Company expects in the future that all trades will be settled and cleared through physical delivery of stock certificates rather than through Depository Trust Company (DTC).

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: May 13, 2004          PAID, INC.
                                   Registrant


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