Form 10QSB
period 2004-06-30
PAID INC
filed 2004-08-16
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                                 Yes |X| No |_|

      As of August 3, 2004, the issuer had outstanding 164,068,227 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                                   Paid, Inc.
                                 and Subsidiary
                                   Form 10-QSB
                For the Three and Six Months ended June 30, 2004

                                TABLE OF CONTENTS

Part I - Financial Information

    Item 1.  Financial Statements

             Consolidated Balance Sheets
             June 30, 2004 (unaudited) and December 31, 2003 (audited)......3

             Consolidated Statements of Operations
             Three and Six months ended June 30, 2004 and 2003 (unaudited)..4

             Consolidated Statements of Cash Flows
             Six months ended June 30, 2004 and  2003 (unaudited)...........5

             Consolidated Statement of Changes in Shareholders' Deficit
             Six months ended June 30, 2004 (unaudited) ....................6

             Notes to Consolidated Financial Statements
             Six months ended June 30, 2004 and 2003........................7-11

    Item 2.  Management's Discussion and Analysis or
             Plan of Operation..............................................12

    Item 3. Controls and Procedures.........................................16

Part II - Other Information

    Item 1. Legal Proceedings...............................................17

    Item 2. Changes in Securities and Small Business Issuer
                 Purchases of Equity Securities ............................17

    Item 3. Defaults Upon Senior Securities.................................17

    Item 4. Submission of Matters to a Vote of Security Holders.............17

    Item 5. Other Information...............................................17

    Item 6. Exhibits and Reports on Form 8-K................................17

    Signatures..............................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PAID INC. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS

                                                                     June 30,      December 31,
                                 ASSETS                                2004            2003
                                                                       ----            ----
                                                                    (Unaudited)      (Audited)
 Current assets:
     Cash and cash equivalents                                     $     22,770    $    104,397
     Accounts receivable                                                  5,651           3,529
     Inventories, net                                                   756,229         702,078
     Prepaid expenses                                                   117,076          57,364
     Other current assets                                                19,767          22,331
                                                                   ------------    ------------

        Total current assets                                            921,493         889,699

 Property and equipment, net                                            223,499         397,950
 Other intangible assets, net                                         1,018,282       1,414,737
                                                                   ------------    ------------

 Total assets                                                      $  2,163,274    $  2,702,386
                                                                   ============    ============

                  LIABILITIES AND SHAREHOLDERS' DEFICIT

 Current liabilities:
     Notes payable                                                 $    130,000    $    145,000
     Accounts payable                                                   143,377         204,698
     Accrued expenses                                                   899,694         663,993
                                                                   ------------    ------------

        Total current liabilities                                     1,173,071       1,013,691
                                                                   ------------    ------------

 Convertible debt                                                     2,717,066       3,001,573
                                                                   ------------    ------------

 Contingencies                                                               --              --
                                                                   ------------    ------------

 Shareholders' deficit:
     Common stock, $.001 par value, 350,000,000 shares
      authorized; 163,849,528 and 159,100,218 shares issued
      and outstanding at June 30, 2004
      and December 31, 2003, respectively                               163,849         159,100
     Additional paid-in capital                                      19,128,918      17,832,123
     Accumulated deficit                                            (21,019,630)    (19,304,101)
                                                                   ------------    ------------

        Total shareholders' deficit                                  (1,726,863)     (1,312,878)
                                                                   ------------    ------------

 Total liabilities and shareholders' deficit                       $  2,163,274    $  2,702,386
                                                                   ============    ============

           See accompanying notes to consolidated financial statements

                            PAID INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three months      Six months      Three months      Six months
                                                      ended June       ended June       ended June       ended June
                                                       30, 2004         30, 2004         30, 2003         30, 2003
                                                     -------------    -------------    -------------    -------------
Revenues                                             $     363,304    $     749,286    $     461,225    $     887,125

Cost of revenues                                           165,799          366,713          278,997          491,594
                                                     -------------    -------------    -------------    -------------

Gross profit                                               197,505          382,573          182,228          395,531
                                                     -------------    -------------    -------------    -------------

Operating expenses:
     Selling, general, and administrative expenses         705,909        1,466,041          853,176        1,657,194
     Web site development costs                            228,729          376,332          174,317          356,908
                                                     -------------    -------------    -------------    -------------

        Total operating expenses                           934,638        1,842,373        1,027,493        2,014,102
                                                     -------------    -------------    -------------    -------------

Loss from operations                                      (737,133)      (1,459,800)        (845,265)      (1,618,571)
                                                     -------------    -------------    -------------    -------------

Other income (expense):
     Interest expense                                     (127,558)        (255,796)         (92,345)        (180,822)
     Other income                                               23               67               19               26
                                                     -------------    -------------    -------------    -------------

        Total other expense, net                          (127,535)        (255,729)         (92,326)        (180,796)
                                                     -------------    -------------    -------------    -------------

Loss before income taxes                                  (864,668)      (1,715,529)        (937,591)      (1,799,367)

Provision for income taxes                                      --               --               --               --
                                                     -------------    -------------    -------------    -------------

Net loss                                             $    (864,668)   $  (1,715,529)   $    (937,591)   $  (1,799,367)
                                                     =============    =============    =============    =============

Loss per share (basic and diluted)                   $       (0.01)   $       (0.01)   $       (0.01)   $       (0.01)
                                                     =============    =============    =============    =============

     Weighted average shares                           162,288,948      161,139,972      136,287,217      133,516,738
                                                     =============    =============    =============    =============

           See accompanying notes to consolidated financial statements

                            PAID INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                            2004           2003
                                                                            ----           ----
Operating activities:
    Net loss                                                            $(1,715,529)   $(1,799,367)
    Adjustments to reconcile net loss to net
     cash used in operating activities
        Depreciation and amortization                                       572,540        742,445
        Amortization of unearned compensation                                    --         44,619
        Beneficial conversion feature                                       159,559        106,696
        Common stock issued in payment of professional
               and consulting fees                                          486,450        465,180
        Issuance of common stock pursuant to exercise of
          stock options granted to employees for services                    57,926         37,174
        Changes in assets and liabilities:
          Accounts receivable                                                (2,122)          (574)
          Inventories                                                       (54,151)       106,502
          Prepaid expense and other current assets                          (57,148)        13,648
          Accounts payable                                                  (61,321)        74,015
          Accrued expenses                                                  235,701         78,954
                                                                        -----------    -----------

             Net cash used in operating activities                         (378,095)      (130,708)
                                                                        -----------    -----------

Investing activities:
    Property and equipment additions                                         (1,634)            --
                                                                        -----------    -----------

Financing activities:
    Net proceeds from (repayment of) notes payable                          (15,000)        65,000
    Proceeds from convertible debt                                           65,926         56,700
    Proceeds from assignment of call options                                247,000             --
    Proceeds from exercise of stock options                                     176             --
                                                                        -----------    -----------

             Net cash provided by financing activities                      298,102        121,700
                                                                        -----------    -----------

Net decrease in cash and equivalents                                        (81,627)        (9,008)

Cash and equivalents, beginning                                             104,397         41,283
                                                                        -----------    -----------

Cash and equivalents, ending                                            $    22,770    $    32,275
                                                                        ===========    ===========

                    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

    Income taxes                                                        $        --    $        --
                                                                        ===========    ===========

    Interest                                                            $     1,125    $     2,250
                                                                        ===========    ===========

           See accompanying notes to consolidated financial statements

                            PAID INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (Unaudited)



                                                          Common stock         Additional
                                                    ----------------------      Paid-in      Accumulated
                                                       Shares       Amount      Capital        deficit           Total
                                                    ------------   --------   ------------   ------------    ------------
Balance, December 31, 2003                           159,100,218   $159,100   $ 17,832,123   $(19,304,101)   $ (1,312,878)

Common stock issued pursuant to exercise of stock
   options granted to employees for services             224,162        224         57,702             --          57,926

Common stock issued in payment of
   professional and consulting fees                    1,692,553      1,693        484,757             --         486,450

Stock options exercised                                  176,250        176             --             --             176

Conversions of notes payable                           2,656,345      2,656        482,952             --         485,608

Beneficial conversion discount                                --         --         24,384             --          24,384

Proceeds from assignment of call options                      --         --        247,000             --         247,000

Net loss                                                      --         --             --     (1,715,529)     (1,715,529)
                                                    ------------   --------   ------------   ------------    ------------

Balance, June 30, 2004                               163,849,528   $163,849   $ 19,128,918   $(21,019,630)   $ (1,726,863)
                                                    ============   ========   ============   ============    ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at both June 30, 2004 and December 31, 2003 the Company has provided for reserves totaling $270,000.

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

Advertising Costs

Advertising costs totaling approximately $48,000 in 2004 and $55,000 in 2003 are charged to expense when incurred.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 10,660,188 as of June 30, 2004, and 30,671,907 as of June 30, 2003. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 25,466,000 at June 30, 2004 and 25,642,250 at June 30, 2003 have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they are antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each period.

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

Note 2. Notes and Loan Payable

At June 30, 2004 and December 31, 2003, the Company was obligated on short-term notes payable totaling $130,000 and $145,000, respectively. At both June 30, 2004 and December 31, 2003 $130,000 was to a related party. The related party notes bear interest at 8%, while the remainder bear interest at 18%. All of the short-term debt is due in 2004. Interest expense charged to operations in connection with the related party notes totaled $5,258 and $5,129 for the six months ended June 30, 2004 and 2003 respectively.

Note 3. Common Stock

Call Option Agreements

The Company was granted call options for 2,283,565 unregistered common shares held by ChannelSpace Entertainment, Inc. ("CSEI") at an exercise price of $.001 per share. The call options expire on January 31, 2005.

During 2004 the Company assigned options to purchase 525,000 shares of stock from CSEI to certain individuals in exchange for $247,000, which was added to the paid in capital of the Company.

Stock Options

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 60,000,000 shares of its common stock. Under the 2001 Plan employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. During the six months ended June 30, 2004, the Company granted options for 1,916,715 shares at various dates aggregating $544,376 under this plan. During the six months ended June 30, 2003 the Company granted options for 11,542,481 shares at various dates aggregating $502,354 under this plan. All options granted during each period were exercised.

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

                                                   For the six months ended
                                               -------------------------------
                                               June 30, 2004     June 30, 2003
                                               -------------     -------------
Net loss, as reported                            ($1,715,529)      ($1,799,367)

Add stock compensation costs                              --            44,619
 on options granted below
 fair market value
Less stock compensation costs                       (135,300)         (529,571)
 had option expense been                       -------------     -------------
 measured at fair value
Proforma net loss, as adjusted                   ($1,850,829)      ($2,284,319)
                                               =============     =============
Weighted average shares                          161,139,972       133,516,738
                                               =============     =============
Loss per share (basic and diluted), as                 ($.01)            ($.01)
reported                                       =============     =============
Proforma loss per share (basic                         ($.01)            ($.02)
and diluted), as adjusted                      =============     =============

                                                   For the three months ended
                                                   --------------------------

                                                June 30, 2004     June 30, 2003
                                                -------------     -------------

Net loss, as reported                               ($864,668)        ($937,591)

Add stock compensation costs                               --                --
 on options granted below
 fair market value
Less stock compensation costs                         (67,650)         (189,684)
 had option expense been                        -------------     -------------
 measured at fair value
Proforma net loss, as adjusted                      ($932,318)      ($1,127,275)
                                                =============     =============
Weighted average shares                           162,288,948       136,287,217
                                                =============     =============
Loss per share (basic and diluted), as                  ($.01)            ($.01)
reported                                        =============     =============
Proforma loss per share (basic                          ($.01)            ($.01)
and diluted), as adjusted                       =============     =============

These proforma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Note 4. Income Taxes

There was no provision for income taxes for the periods ended June 30, 2004 and 2003 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

At June 30, 2004, the Company has federal and state net operating loss carry forwards of approximately $16,600,000 available to offset future taxable income. The state carry-forwards will expire intermittently through 2009, while the federal carry forwards will expire intermittently through 2024.

Note 5. Convertible Debt Financing

As of June 30, 2004 the Company has issued $2,952,872 of convertible debt, which is presented net of unamortized beneficial conversion discounts of $235,806.

On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement") whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note") due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The Series A Note, as most recently modified on May 21, 2002, is convertible into common stock at a conversion price equal to the lesser of: (1) $.375 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. In connection with the agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to $2.70, one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants will expire on March 31, 2005. A May 21, 2002 modification agreement extended the maturity date of the note until September 30, 2002, provided for additional ninety-day extensions, the most recent of which was exercised on June 30, 2004, beyond that date until March 31, 2005, waived interest for periods after March 31, 2002, and released the Company from all requirements to register any common shares issuable under the note or to keep any existing registration statements effective. As of June 30, 2004 the outstanding balance of this note was $702,872, since $2,297,128 has been converted into 23,087,658 shares of the Company's common stock at conversion prices ranging from $.028 to $.375 per share.

On November 7, 2001, the Company entered into a Loan Agreement, whereby it issued an 8% convertible note in the amount of $1,000,000, due November 7, 2003 (the "Series B Note") to Buyer. This note was modified most recently on October 31, 2003, to, among other things, allow the Company to borrow up to $2,250,000. The Series B Note, as modified, is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five
(5) trading days immediately preceding the conversion date. Based upon advances through June 30, 2004, had the Buyer converted the Series B Note at issuance, Buyer would have received $3,082,193 in aggregate value of the Company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $832,193 is being charged to interest expense over the term of the related note. The beneficial conversion feature that was charged to interest expense totaled $79,428 and $159,559 during the three and six months ended June 30, 2004, respectively. The beneficial conversion feature that was charged to interest expense totaled $54,023 and $106,696 during the three and six months ended June 30, 2003, respectively. The total beneficial conversion discount related to this note has been recorded as an increase in additional paid in capital and the unamortized portion as a reduction in the related note. In addition, the Company entered into a Registration Rights Agreement whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) within sixty (60) days of a request from the Buyer ("Filing Date"), covering the common stock to be issued upon conversion of the Series B Note. If this Registration Statement is not declared effective by the SEC within sixty (60) days of the filing date the conversion percentage shall decrease by two percent (2%) for each month that the Registration Statement is not declared effective. One of the modification agreements extended the maturity date of the Series B Note to November 7, 2004, provided the opportunity to extend the maturity date to November 7, 2005, required that principal and interest be payable in shares of common stock, or cash, at the discretion of the Company, and provided that any fees or expenses related to any registration of the common stock will be borne equally by the Company and the Buyer.

Note 6. Issuance of Common Stock

During the six months ended June 30 2004 and 2003 the Company issued 1,692,553 and 10,746,459 shares of common stock respectively, in connection with the payment of approximately $486,450 and $465,180 of professional and consulting fees, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

      Our innovative products and services are utilized in online auction management, e-commerce and web site development. AuctionInc. provides auction management tools and services to sellers and buyers. The technology is based on our patent-pending process that streamlines back-office and shipping processes for online auctions and e-commerce. Our new celebrity services offer famous people official web sites and fan-club services including, e-commerce storefronts, articles, polls, message boards, contests, biographies and custom features to attract tens of thousands of visitors daily. Our primary business, based on our revenues, is the purchase and sale of collectibles and memorabilia through our Rotman Auction brand. Rotman Auction is an eBay Platinum Powerseller that sells thousands of items each week on eBay and provides consignment services, authentication and public and private autograph events. We also build and maintain large database-driven portals across a broad array of industries, including CollectingChannel.com, which is home to our online appraisal service, Ask the Appraiser.

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

Results of Operations

      Three Months ended June 30, 2004 and 2003

      The following discussion compares the Company's results of operations for the three months ended June 30, 2004 with those for the three months ended June 30, 2003. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion. As discussed in further detail below, gross margin percentages on Company owned product were approximately 17% higher for the second quarter of 2004 than in 2003 (54% for the second quarter of 2004 versus 37% for the second quarter of 2003), and sales of Company owned product were approximately $88,400 lower in the quarter ended June 30, 2004, resulting in approximately $26,800 more gross margin dollars.

      Revenue. For the three months ended June 30, 2004, revenue was $363,300, 97% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $352,100. Advertising and web hosting fees were approximately $5,800 or 2% of gross revenues during the quarter ended June 30, 2004.

      The Company's 2004 second quarter revenues represent a decrease of approximately $97,900, or 21%, from the three-month period ended June 30, 2003, in which revenue was approximately $461,200. For the three month period ended June 30, 2003, sales of the Company's product were approximately $440,600, or 96% of gross sales, and advertising and web hosting fees were $19,000, or 4% of gross revenues.

      The reason for the decrease in revenues was lower sales of Company owned product of approximately $88,400 from the same period in 2003. Lower sales of Company owned product are a result of a strategic management decision to accumulate autograph memorabilia in order to position the Company to enter into additional distribution channels. Gross profit from Company owned product sales for the three months ended March 31, 2004 was approximately $188,600, which represents an increase of $26,800 from the comparable quarter in 2003, in which gross profit from Company owned product sales was $161,800. As a result of more strategic purchasing and an effort to list product more selectively, from both a product and timing perspective, gross margin percentages increased by approximately 17% in the second quarter of 2004 compared to those in the second quarter of 2003. This improvement in gross margin, coupled with approximately $88,400 lower sales of Company owned product during those same periods, resulted in approximately $26,800 more gross margin dollars.

      Operating Expenses. Total operating expenses for the three months ended June 30, 2004 were approximately $934,600, compared to $1,027,500 for the corresponding period in 2003, a decrease of $92,900. Sales, general and administrative ("SG&A") expenses for the three months ended June 30, 2004 were approximately $705,900, compared to $853,200 for the three months ended June 30, 2003. The decrease of $147,300 in SG&A costs includes decreases in depreciation and amortization of $49,200 due to certain assets becoming fully depreciated during 2004, professional fees of $89,200, and payroll and related costs of $21,000. Costs associated with planning, maintaining and operating our web sites for the three months ended June 30, 2004 increased approximately $54,400 from the corresponding period in 2003. This increase is due primarily to increases in payroll of $28,200, consulting of $60,100, and computer expense of $14,800 offset by a decrease in depreciation of $17,800.

      Interest Expense. For the quarter ended June 30, 2004, the Company incurred interest charges of approximately $127,600 principally associated with one convertible note, compared to interest charges of $92,300 for the corresponding period in 2003. The increase of $35,200 is attributable to higher balances of interest-bearing debt in 2004 as well as greater amortization of beneficial conversion features.

      Net Loss. The Company realized a net loss for the three months ended June 30, 2004 of approximately $864,700, or $.01 per share, as compared to a loss of $937,600, or $.01 per share for the three months ended June 30, 2003.

      Inflation. The Company believes that inflation has not had a material effect on its results of operations.

      Six Months ended June 30, 2004 and 2003

      The following discussion compares the Company's results of operations for the six months ended June 30, 2004 with those for the six months ended June 30, 2003. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion. As discussed in further detail below, gross margin percentages on Company owned product were approximately 7% higher for the first six months of 2004 than in 2003 (50% for the first six months of 2004 versus 43% for the first six months of 2003), and sales of Company owned product were approximately $125,600 lower in the six months ended June 30, 2004, resulting in approximately the same gross margin dollars in both periods.

      Revenue. For the six months ended June 30, 2004, revenue was $749,300, 98% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $730,600. Advertising and web hosting fees were approximately $8,800 or 1% of gross revenues during the six months ended June 30, 2004.

      The Company's 2004 revenues represent a decrease of approximately $137,800, or 16%, from the six-month period ended June 30, 2003, in which revenue was approximately $887,100. For the six month period ended June 30, 2003, sales of the Company's product were approximately $856,200, or 97% of gross sales, and advertising and web hosting fees were $25,300, or 3% of gross revenues.

      The reason for the decrease in revenues was lower sales of Company owned product of approximately $125,600 from the same period in 2003. Lower sales of Company owned product are a result of a strategic management decision to accumulate autograph memorabilia in order to position the Company to enter into additional distribution channels and lower availability of product at attractive prices. Gross profit from Company owned product sales for the six months ended June 30, 2004 was approximately $366,400, nearly the same as in the comparable quarter in 2003. Since gross margin percentages on Company owned product were approximately 7% higher for the first six months of 2004 than in 2003, and sales of Company owned product were approximately $125,600 lower in the six months ended June 30, 2004, the Company produced approximately the same gross margin dollars in both periods.

      Operating Expenses. Total operating expenses for the six months ended June 30, 2004 were approximately $1,842,400, compared to $2,014,100 for the corresponding period in 2003, a decrease of $171,700. Sales, general and administrative ("SG&A") expenses for the six months ended June 30, 2004 were approximately $1,466,000, compared to $1,657,200 for the six months ended June 30, 2003. The decrease of $191,200 in SG&A costs includes decreases in depreciation and amortization of $87,600 due to certain assets becoming fully depreciated during 2004, professional fees of $91,400, and payroll and related costs of $22,500. Costs associated with planning, maintaining and operating our web sites for the six months ended June 30, 2004 increased approximately $19,400 from the corresponding period in 2003. This increase is due primarily to an increase in consulting costs of $71,900 offset by decreases in depreciation and amortization of $32,300 and compensation costs of $17,900.

      Interest Expense. For the six months ended June 30, 2004, the Company incurred interest charges of approximately $255,800 principally associated with one convertible note, compared to interest charges of $180,800 for the corresponding period in 2003. The increase of $75,000 is attributable to higher balances of interest-bearing debt in 2004 as well as greater amortization of beneficial conversion features.

      Net Loss. The Company realized a net loss for the six months ended June 30, 2004 of approximately $1,715,500, or $.01 per share, as compared to a loss of $1,799,400, or $.01 per share for the six months ended June 30, 2003.

      Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

      At June 30, 2004, total assets of the Company were $2,163,300, compared to $2,702,400 at December 31, 2003. The decrease was primarily due to depreciation and amortization totaling $572,500.

Operating Cash Flows

      A summarized reconciliation of the Company's net losses to cash used in operating activities for the six months ended June 30, 2004 compared to June 30, 2003, is as follows:

                                                    2004           2003
                                                -----------    -----------
      Net loss                                  $(1,715,500)   $(1,799,400)
      Depreciation and amortization                 572,500        742,400
      Amortization of beneficial conversion
      Discount and debt discount                    159,600        106,700
      Common stock issued in payment services       544,400        502,400
      Changes in current assets and                  60,900        317,200
        liabilities                                      --             --
      Net cash used in operating activities       $(378,100)     $(130,700)
                                                ===========    ===========

Working Capital and Liquidity

      The Company had cash and cash equivalents of $22,800 at June 30, 2004, compared to $104,400 at December 31, 2003. The Company had a $251,600 deficit in working capital at June 30, 2004, compared to working capital deficit of $124,000 at December 31, 2003. At June 30, 2004 current liabilities were $1,173,100 compared to $1,013,700 at December 31, 2003. During the six months ended June 30, 2004 current liabilities increased primarily due to larger interest, consignment and compensation accruals, offset by reductions in accounts payable. As discussed in greater detail in Note 5 of the Financial Statements, included in Part I of this quarterly report and incorporated by reference herein, the Company has two outstanding convertible notes held by Augustine Fund, L.P. The Series A Note, in the original principal amount of $3,000,000, has been reduced to $702,872 as of June 30, 2004 through the conversion of principal into common stock. The Series B Note has a principal amount outstanding as of June 30, 2004 of $2,250,000.

      The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2003. The Company needs an infusion of $600,000 to $800,000 of additional capital to fund anticipated operating costs over the next 12 months. However, management anticipates growth in gross profit, that its suite of management tools, called "AuctionInc", sales of movie posters, both from inventory and on consignment, and celebrity web hosting will increase revenues and result in higher gross profit. Subject to the discussion below, management believes that the Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options for approximately 1.8 million shares of common stock, which, once assigned by the Company, can generate between $150,400 and $1,266,200 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash.

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

      For example, the Company's ability to achieve positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company's inability to successfully implement the Company's business and revenue model, the collectibles community not accepting the services the Company offers, higher costs than anticipated, the Company's inability to sell its products and services to a sufficient number of customers, the introduction of competing products by others, the Company's failure to attract sufficient interest in and traffic to its sites, the Company's inability to complete development of its sites, the failure of the Company's operating systems, and the Company's inability to increase its revenues as rapidly as anticipated. If the Company is not profitable in the future, it will not be able to continue its business operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      (c) During the second quarter of 2004, Augustine Fund, L.P. converted $485,608 of the March 23, 2000 convertible note into 2,656,345 shares of common stock of the Company. The features of this convertible note are described in
Note 5 of the Notes to Consolidated Financial Statements, which are included in
Part I of this quarterly report. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible notes and the warrants issued in connection with the note for its own account. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The Company did not issue any shares of its common stock, par value $.001 per share, to Augustine Fund, L.P., for interest due pursuant to the eight percent convertible note issued by the Company to the Augustine Fund, L.P. on November 7, 2001.

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

      Dated: August 13, 2004           PAID, INC.
                                       Registrant


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