Form 10QSB
period 2004-09-30
PAID INC
filed 2004-11-15
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                                Yes |X|    No |_|

      As of November 4, 2004, the issuer had outstanding 167,504,383 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                                Yes |_|    No |X|

                                   Paid, Inc.
                                 and Subsidiary
                                   Form 10-QSB
             For the Three and Nine Months ended September 30, 2004

                                TABLE OF CONTENTS

Part I - Financial Information
        Item 1.  Financial Statements

                 Consolidated Balance Sheets
                 September 30, 2004 (unaudited) and December 31, 2003 (audited).........3

                 Consolidated Statements of Operations
                 Three and Nine months ended September 30, 2004 and 2003 (unaudited)....4

                 Consolidated Statements of Cash Flows
                 Nine months ended September 30, 2004 and  2003 (unaudited).............5

                 Consolidated Statement of Changes in Shareholders' Deficit
                 Nine months ended September 30, 2004 (unaudited) ......................6

                 Notes to Consolidated Financial Statements
                 Nine months ended September 30, 2004 and 2003..........................7-12

        Item 2.  Management's Discussion and Analysis or
                 Plan of Operation......................................................13

        Item 3. Controls and Procedures.................................................17

Part II - Other Information

        Item 1. Legal Proceedings.......................................................18

        Item 2. Changes in Securities and Small Business Issuer
                     Purchases of Equity Securities ....................................18

        Item 3. Defaults Upon Senior Securities.........................................18

        Item 4. Submission of Matters to a Vote of Security Holders.....................18

        Item 5. Other Information.......................................................18

        Item 6. Exhibits and Reports on Form 8-K........................................18

        Signatures......................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PAID INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,    December 31,
                                                                  2004             2003
                                                                  ----             ----
                                                               (Unaudited)       (Audited)
                                    ASSETS
Current assets:
    Cash and cash equivalents                                 $     66,582     $    104,397
    Accounts receivable                                              2,271            3,529
    Inventories, net                                               694,532          702,078
    Prepaid expenses                                               109,713           57,364
    Other current assets                                            19,767           22,331
                                                              ------------     ------------
       Total current assets                                        892,865          889,699

Property and equipment, net                                        162,720          397,950
Other intangible assets, net                                       829,225        1,414,737
                                                              ------------     ------------
Total assets                                                  $  1,884,810     $  2,702,386
                                                              ============     ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Notes payable                                             $    130,000     $    145,000
    Accounts payable                                               133,103          204,698
    Accrued expenses                                               974,775          663,993
                                                              ------------     ------------
       Total current liabilities                                 1,237,878        1,013,691
                                                              ------------     ------------
Convertible debt                                                 2,545,091        3,001,573
                                                              ------------     ------------
Contingencies                                                           --               --
                                                              ------------     ------------
Shareholders' deficit:
    Common stock, $.001 par value, 350,000,000 shares
     authorized; 166,976,946 and 159,100,218 shares issued
     and outstanding at September 30, 2004
     and December 31, 2003, respectively                           166,977          159,100
    Additional paid-in capital                                  19,954,239       17,832,123
    Accumulated deficit                                        (22,019,375)     (19,304,101)
                                                              ------------     ------------
       Total shareholders' deficit                              (1,898,159)      (1,312,878)
                                                              ------------     ------------
Total liabilities and shareholders' deficit                   $  1,884,810     $  2,702,386
                                                              ============     ============

           See accompanying notes to consolidated financial statements

                            PAID INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months      Nine months      Three months       Nine months
                                                          ended             ended            ended              ended
                                                        September         September         September         September
                                                        30, 2004          30, 2004          30, 2003          30, 2003
                                                      -------------     -------------     -------------     -------------
Revenues                                              $     401,753     $   1,151,039     $     304,680     $   1,191,805

Cost of revenues                                            257,694           624,407           112,878           604,472
                                                      -------------     -------------     -------------     -------------
Gross profit                                                144,059           526,632           191,802           587,333
                                                      -------------     -------------     -------------     -------------
Operating expenses:
     Selling, general, and administrative expenses          787,141         2,253,182           809,524         2,466,718
     Web site development costs                             227,401           603,733           176,534           533,442
                                                      -------------     -------------     -------------     -------------
        Total operating expenses                          1,014,542         2,856,915           986,058         3,000,160
                                                      -------------     -------------     -------------     -------------
Loss from operations                                       (870,483)       (2,330,283)         (794,256)       (2,412,827)
                                                      -------------     -------------     -------------     -------------
Other income (expense):
     Interest expense                                      (129,262)         (385,058)         (107,417)         (288,239)
     Other income                                                --                67                28                54
                                                      -------------     -------------     -------------     -------------
        Total other expense, net                           (129,262)         (384,991)         (107,389)         (288,185)
                                                      -------------     -------------     -------------     -------------
Loss before income taxes                                   (999,745)       (2,715,274)         (901,645)       (2,701,012)

Provision for income taxes                                       --                --                --                --
                                                      -------------     -------------     -------------     -------------
Net loss                                              $    (999,745)    $  (2,715,274)    $    (901,645)    $  (2,701,012)
                                                      =============     =============     =============     =============

Loss per share (basic and diluted)                    $       (0.01)    $       (0.02)    $       (0.01)    $       (0.02)
                                                      =============     =============     =============     =============
     Weighted average shares                            164,952,477       162,424,772       149,659,365       139,069,209
                                                      =============     =============     =============     =============

           See accompanying notes to consolidated financial statements

                            PAID INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                  2004             2003
                                                                  ----             ----

Operating activities:
    Net loss                                                 $ (2,715,274)    $ (2,701,012)
    Adjustments to reconcile net loss to net
     cash used in operating activities
        Depreciation and amortization                             822,376        1,075,775
        Amortization of unearned compensation                          --           44,619
        Beneficial conversion feature                             240,164          170,785
        Stock issued in payment of interest                        82,614               --
        Common stock issued in payment of professional
               and consulting fees                                730,014          835,473
        Issuance of common stock pursuant to exercise of
          stock options granted to employees for services          76,617           58,366
        Changes in assets and liabilities:
          Accounts receivable                                       1,258             (630)
          Inventories                                               7,546          130,720
          Accounts payable                                        (71,595)        (113,879)
          Accrued expenses                                        310,782          148,668
          Prepaid expense and other current assets                (49,785)          12,090
                                                             ------------     ------------
             Net cash used in operating activities               (565,283)        (339,025)
                                                             ------------     ------------
Investing activities:
    Property and equipment additions                               (1,634)          (1,864)
                                                             ------------     ------------
Financing activities:
    Net proceeds from (repayment of) notes payable                (15,000)          50,000
    Proceeds from loan payable                                         --           48,474
    Proceeds from convertible debt                                 65,926          387,226
    Proceeds from assignment of call options                      478,000               --
    Proceeds from exercise of stock options                           176               --
                                                             ------------     ------------
             Net cash provided by financing activities            529,102          485,700
                                                             ------------     ------------
Net decrease in cash and cash equivalents                         (37,815)         144,811

Cash and cash equivalents, beginning                              104,397           41,283
                                                             ------------     ------------
Cash and cash equivalents, ending                            $     66,582     $    186,094
                                                             ============     ============

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

    Income taxes                                             $         --     $         --
                                                             ============     ============
    Interest                                                 $      1,125     $      4,500
                                                             ============     ============

                See accompanying notes to consolidated financial statements

                            PAID INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (Unaudited)

                                                            Common stock           Additional
                                                    ---------------------------     Paid-in      Accumulated
                                                       Shares         Amount        Capital        deficit           Total
                                                    ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2003                           159,100,218   $    159,100   $ 17,832,123   $(19,304,101)   $ (1,312,878)

Common stock issued pursuant to exercise of stock
   options granted to employees for services             288,379            289         76,328             --          76,617

Common stock issued in payment of
   professional and consulting fees                    2,526,085          2,526        727,488             --         730,014

Common stock issued in payment of interest
    on convertible debt                                1,229,669          1,230         81,384                         82,614

Stock options exercised                                  176,250            176             --             --             176

Conversions of notes payable                           3,656,345          3,656        734,532             --         738,188

Beneficial conversion discount                                --             --         24,384             --          24,384

Proceeds from assignment of call options                      --             --        478,000             --         478,000

Net loss                                                      --             --             --     (2,715,274)     (2,715,274)
                                                    ------------   ------------   ------------   ------------    ------------
Balance, September 30, 2004                          166,976,946   $    166,977   $ 19,954,239   $(22,019,375)   $ (1,898,159)
                                                    ============   ============   ============   ============    ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

Note 1. Organization and Summary Of Significant Accounting Policies

Line of business

Paid, Inc. and subsidiary (the "Company") operates and maintains an internet portal dedicated to collectibles in a variety of categories. The Company conducts online auctions of its own merchandise and items posted under consignment arrangements by third party sellers.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at both September 30, 2004 and December 31, 2003 the Company has provided for reserves totaling $270,000.

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

Advertising Costs

Advertising costs totaling approximately $86,300 in 2004 and $86,600 in 2003 are charged to expense when incurred.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 11,204,532 as of September 30, 2004, and 24,197,698 as of September 30, 2003.
The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 25,466,000 at September 30, 2004 and 25,642,250 at September 30, 2003 have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they are antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each period.

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

Note 2. Notes and Loan Payable

At September 30, 2004 and December 31, 2003, the Company was obligated on short-term notes payable totaling $130,000 and $145,000, respectively. At both September 30, 2004 and December 31, 2003 $130,000 was to a related party. The related party notes bear interest at 8%, while the remainder bear interest at 18%. All of the short-term debt is due in 2004. Interest expense charged to operations in connection with the related party notes totaled $7,900 and $7,800 for the nine months ended September 30, 2004 and 2003 respectively.

Note 3. Common Stock

Call Option Agreements

The Company was granted call options for 2,283,565 unregistered common shares held by ChannelSpace Entertainment, Inc. ("CSEI") at an exercise price of $.001 per share. The call options expire on January 31, 2005.

During 2004 the Company assigned options to purchase 1,475,000 shares of stock from CSEI to certain individuals in exchange for $478,000, which was added to the paid in capital of the Company.

Stock Options

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 60,000,000 shares of its common stock. Under the 2001 Plan employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. During the nine months ended September 30, 2004, the Company granted options for 2,814,464 shares at various dates aggregating $806,631 under this plan. During the nine months ended September 30, 2003 the Company granted options for 15,347,803 shares at various dates aggregating $893,839 under this plan. All options granted during each period were exercised.

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

                                        For the nine months ended September 30,
                                        ---------------------------------------
                                                 2004                      2003

Net loss, as reported                     ($2,715,274)              ($2,701,012)
Add stock compensation costs
 on options granted below
 fair market value                                 --                    44,619
Less stock compensation costs
 had option expense been
measured at fair value                       (202,950)                 (637,254)
                                        -------------             -------------
Proforma net loss, as adjusted            ($2,918,224)              ($3,293,647)
                                        =============             =============
Weighted average shares                   162,424,772               139,069,209
                                        =============             =============
Loss per share (basic and diluted),
as reported                                     ($.02)                    ($.02)
                                        =============             =============
Proforma loss per share (basic
and diluted), as adjusted                       ($.02)                    ($.02)
                                        =============             =============

                                       For the three months ended September 30,
                                                 2004                      2003
                                        -------------             -------------
Net loss, as reported                       ($999,745)                ($901,645)

Less stock compensation costs
 had option expense been
measured at fair value                        (67,650)                 (107,684)
                                        -------------             -------------
Proforma net loss, as adjusted            ($1,067,395)              ($1,009,329)
                                        =============             =============
Weighted average shares                   164,952,477               149,659,365
                                        =============             =============
Loss per share (basic and diluted),
as reported                                     ($.01)                    ($.01)
                                        =============             =============
Proforma loss per share (basic
and diluted), as adjusted                       ($.01)                    ($.01)
                                        =============             =============

These proforma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Note 4. Income Taxes

There was no provision for income taxes for the periods ended September 30, 2004 and 2003 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

At September 30, 2004, the Company has federal and state net operating loss carry forwards of approximately $17,400,000 available to offset future taxable income. The state carry-forwards will expire intermittently through 2009, while the federal carry forwards will expire intermittently through 2024.

Note 5. Convertible Debt Financing

As of September 30, 2004 the Company has issued $2,700,292 of convertible debt, which is presented net of unamortized beneficial conversion discounts of $155,201.

On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement") whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note") due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The Series A Note, as most recently modified on May 21, 2002, is convertible into common stock at a conversion price equal to the lesser of: (1) $.375 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. In connection with the agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to $2.70, one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants will expire on March 31, 2005. A May 21, 2002 modification agreement extended the maturity date of the note until September 30, 2002, provided for additional ninety-day extensions, the most recent of which was exercised on September 30, 2004, beyond that date until March 31, 2005, waived interest for periods after March 31, 2002, and released the Company from all requirements to register any common shares issuable under the note or to keep any existing registration statements effective. As of September 30, 2004 the outstanding balance of this note was $450,292, since $2,549,708 has been converted into 24,087,658 shares of the Company's common stock at conversion prices ranging from $.028 to $.375 per share.

On November 7, 2001, the Company entered into a Loan Agreement, whereby it issued an 8% convertible note in the amount of $1,000,000, due November 7, 2003 (the "Series B Note") to Buyer. This note was modified most recently on October 31, 2003, to, among other things, allow the Company to borrow up to $2,250,000. The Series B Note, as modified, is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five
(5) trading days immediately preceding the conversion date. Based upon advances through September 30, 2004, had the Buyer converted the Series B Note at issuance, Buyer would have received $3,082,193 in aggregate value of the Company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $832,193 is being charged to interest expense over the term of the related note. The beneficial conversion feature that was charged to interest expense totaled $80,605 and $240,164 during the three and nine months ended September 30, 2004, respectively. The beneficial conversion feature that was charged to interest expense totaled $64,089 and $170,785 during the three and nine months ended September 30, 2003, respectively. The total beneficial conversion discount related to this note has been recorded as an increase in additional paid in capital and the unamortized portion as a reduction in the related note. In addition, the Company entered into a Registration Rights Agreement whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) within sixty (60) days of a request from the Buyer ("Filing Date"), covering the common stock to be issued upon conversion of the Series B Note. If this Registration Statement is not declared effective by the SEC within sixty (60) days of the filing date the conversion percentage shall decrease by two percent (2%) for each month that the Registration Statement is not declared effective. One of the modification agreements extended the maturity date of the Series B Note to November 7, 2004, provided the opportunity to extend the maturity date to November 7, 2005, required that principal and interest be payable in shares of common stock, or cash, at the discretion of the Company, and provided that any fees or expenses related to any registration of the common stock will be borne equally by the Company and the Buyer.

Note 6. Issuance of Common Stock

During the nine months ended September 30, 2004 and 2003 the Company issued 2,526,085 and 14,399,868 shares of common stock respectively, in connection with the payment of approximately $730,000 and $835,500 of professional and consulting fees, respectively.

In addition, during the nine months ended September 30, 2004 the Company issued 1,229,669 shares of common stock in connection with the payment of approximately $82,600 of interest due on its convertible debt.

Note 7. Subsequent Event

In October 2004 the Company acquired operating assets of K Sports & Entertainment LLC ("K Sports") comprised of accounts receivable, property and equipment, and intangible assets comprised of contract rights. The purchase price, totaling approximately $175,000, is payable $50,000 in cash and 390,625 unregistered shares of Company common stock. K Sports operated as a sports agency business. Concurrent with the acquisition, the Company entered into employment contracts with several of K Sports key personnel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

      Our innovative products and services are utilized in online auction management, e-commerce and web site development. AuctionInc. provides auction management tools and services to sellers and buyers. The technology is based on our patent-pending process that streamlines back-office and shipping processes for online auctions and e-commerce. Our new celebrity services offer famous people official web sites and fan-club services including e-commerce storefronts, articles, polls, message boards, contests, biographies and custom features to attract tens of thousands of visitors daily. Our primary business, based on our revenues, is the purchase and sale of collectibles and memorabilia through our Rotman Auction brand. Rotman Auction is an eBay Platinum Powerseller that sells thousands of items each week on eBay and provides consignment services, authentication and public and private autograph events. We also build and maintain large database-driven portals across a broad array of industries, including CollectingChannel.com, which is home to our online appraisal service, Ask the Appraiser.

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

      Inventories: Inventories are stated at the lower of average cost or market on a first-in, first-out method. On a periodic basis we review inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, we establish reserves based upon management's experience and assessment of current product demand.

      Property and Equipment and Intangible Assets: Property and equipment and intangible assets are stated at cost. Depreciation and amortization are computed over estimated useful lives that are reviewed periodically. In connection with this review we consider changes in the economic environment, technological advances, and management's assessment of future revenue potential.

Results of Operations

      Three Months ended September 30, 2004 and 2003

      The following discussion compares the Company's results of operations for the three months ended September 30, 2004 with those for the three months ended September 30, 2003. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

      Revenue. For the three months ended September 30, 2004, revenue was $401,800, 98% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $392,000.

Advertising and web hosting fees were approximately $4,400 or 1% of gross revenues during the quarter ended September 30, 2004.

      The Company's 2004 third quarter revenues represent an increase of approximately $97,000, or 32%, from the three-month period ended September 30, 2003, in which revenue was approximately $304,700. For the three month period ended September 30, 2003, sales of the Company's product were approximately $295,800, or 97% of gross sales, and advertising and web hosting fees were $3,600, or 1% of gross revenues.

      The reason for the increase in revenues was higher sales of Company owned product of approximately $96,200 from the same period in 2003. Higher sales of Company owned product are a result of a strategic management decision to list more product during the third quarter of 2004 than during the comparable quarter of 2003. Gross profit from Company owned product sales for the three months ended September 30, 2004 was approximately $136,000, which represents a decrease of $47,900 from the comparable quarter in 2003, in which gross profit from Company owned product sales was $183,900. In an effort to convert inventories to cash, management made a strategic decision to sell product at lower gross margins during the third quarter of 2004. This diminishment in gross margin, coupled with approximately $96,200 higher sales of Company owned product during those same periods, resulted in approximately $47,800 less gross margin dollars.

      Operating Expenses. Total operating expenses for the three months ended September 30, 2004 were approximately $1,014,500, compared to $986,100 for the corresponding period in 2003, an increase of $28,500. Sales, general and administrative ("SG&A") expenses for the three months ended September 30, 2004 were approximately $787,100, compared to $809,500 for the three months ended September 30, 2003. The decrease of $22,400 in SG&A costs includes decreases in depreciation and amortization of $76,200 due to certain assets becoming fully depreciated during 2004, and professional fees of $27,000, offset by increases in payroll and related costs of $38,600 and other costs of $42,200. Costs associated with planning, maintaining and operating our web sites for the three months ended September 30, 2004 increased approximately $50,900 from the corresponding period in 2003. This increase is due primarily to increases in payroll of $21,700, and consulting of $37,600, offset by a decrease in depreciation of $7,300.

      Interest Expense. For the quarter ended September 30, 2004, the Company incurred interest charges of approximately $129,300 principally associated with one convertible note, compared to interest charges of $107,400 for the corresponding period in 2003. The increase of $21,800 is attributable to higher balances of interest-bearing debt in 2004 as well as greater amortization of beneficial conversion features.

      Net Loss. The Company realized a net loss for the three months ended September 30, 2004 of approximately $999,700, or $.01 per share, as compared to a loss of $901,700, or $.01 per share for the three months ended September 30, 2003.

      Inflation. The Company believes that inflation has not had a material effect on its results of operations.

      Nine Months ended September 30, 2004 and 2003

      The following discussion compares the Company's results of operations for the nine months ended September 30, 2004 with those for the nine months ended September 30, 2003. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

      Revenue. For the nine months ended September 30, 2004, revenue was $1,151,000, 98% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were approximately $1,122,600. Advertising and web hosting fees were approximately $13,100 or 1% of gross revenues during the nine months ended September 30, 2004.

      The Company's 2004 revenues represent a decrease of approximately $40,800, or 3%, from the nine-month period ended September 30, 2003, in which revenue was approximately $1,191,800. For the nine month period ended September 30, 2003, sales of the Company's product were approximately $1,152,000, or 97% of gross sales, and advertising and web hosting fees were $28,900, or 2% of gross revenues.

      The reason for the decrease in revenues was slightly lower sales of Company owned product of approximately $29,400 from the same period in 2003. Gross profit from Company owned product sales for the nine months ended September 30, 2004 was approximately $502,400, approximately $47,900 less than the same quarter in 2003. In an effort to convert inventories to cash, management made a strategic decision to sell product at lower gross margins during the third quarter of 2004. Since gross margin percentages on Company owned product were approximately 3% lower for the first nine months of 2004 than in 2003, and sales of Company owned product were approximately $29,400 lower in the nine months ended September 30, 2004, the Company produced approximately $47,900 lower gross margin dollars in 2004.

      Operating Expenses. Total operating expenses for the nine months ended September 30, 2004 were approximately $2,856,900, compared to $3,000,200 for the corresponding period in 2003, a decrease of $143,300. Sales, general and administrative ("SG&A") expenses for the nine months ended September 30, 2004 were approximately $2,253,200, compared to $2,466,700 for the nine months ended September 30, 2003. The decrease of $213,500 in SG&A costs includes decreases in depreciation and amortization of $163,800 due to certain assets becoming fully depreciated during 2004, and professional fees of $118,300, offset by increases in other costs of $60,100. Costs associated with planning, maintaining and operating our web sites for the nine months ended September 30, 2004 increased approximately $70,300 from the corresponding period in 2003. This increase is due primarily to an increase in consulting costs of $109,500 offset by decreases in depreciation and amortization of $39,600.

      Interest Expense. For the nine months ended September 30, 2004, the Company incurred interest charges of approximately $385,100 principally associated with one convertible note, compared to interest charges of $288,200 for the corresponding period in 2003. The increase of $96,800 is attributable to higher balances of interest-bearing debt in 2004 as well as greater amortization of beneficial conversion features.

      Net Loss. The Company realized a net loss for the nine months ended September 30, 2004 of approximately $2,715,300, or $.02 per share, as compared to a loss of $2,701,000, or $.02 per share for the nine months ended September 30, 2003.

      Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

      At September 30, 2004, total assets of the Company were $1,884,800, compared to $2,702,400 at December 31, 2003. The decrease was primarily due to depreciation and amortization totaling $822,400.

Operating Cash Flows

      A summarized reconciliation of the Company's net losses to cash used in operating activities for the nine months ended September 30, 2004 compared to September 30, 2003, is as follows:

                                                           2004            2003
                                                    -----------     -----------
Net loss                                            $(2,715,300)    $(2,701,000)

Depreciation and amortization                           822,400       1,120,400
Amortization of beneficial conversion
   discount and debt discount                           240,200         170,800
Common stock issued in payment
   of services                                          806,600         893,800
Common stock issued in payment
   of interest                                           82,600              --
Changes in current assets and
   liabilities                                          198,200         177,000
                                                    -----------     -----------

         Net cash used in operating activities      $  (565,300)    $  (339,000)
                                                    ===========     ===========

Working Capital and Liquidity

      The Company had cash and cash equivalents of $66,600 at September 30, 2004, compared to $104,400 at December 31, 2003. The Company had a $345,000 deficit in working capital at September 30, 2004, compared to a working capital deficit of $124,000 at December 31, 2003. At September 30, 2004 current liabilities were $1,237,900 compared to $1,013,700 at December 31, 2003. During the nine months ended September 30, 2004 current liabilities increased primarily due to larger interest, consignment and compensation accruals, offset by reductions in accounts payable. As discussed in greater detail in Note 5 of the Financial Statements, included in Part I of the this quarterly report and incorporated by reference herein, the Company has two outstanding convertible notes held by Augustine Fund, L.P. The Series A Note, in the original principal amount of $3,000,000, has been reduced to $450,292 as of September 30, 2004 through the conversion of principal into common stock. The Series B Note has a principal amount outstanding as of September 30, 2004 of $2,250,000.

      The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2003. The Company needs an infusion of $600,000 to $800,000 of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits from its celebrity services products and websites, including memberships, fan experiences, appearances, and merchandise sales. In addition, "AuctionInc", which hosts a suite of management tools and enhanced shipping calculator solutions for small e-commerce enterprises, sales of movie posters, both from inventory and on consignment, and web hosting are expected to increase revenues and result in higher gross profit. Subject to the discussion below, management believes that the Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options for approximately 810,000 shares of common stock, which, once assigned by the Company, can generate between $84,000 and $582,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      (c) During the third quarter of 2004, Augustine Fund, L.P. converted $252,580 of the March 23, 2000 convertible note into 1,000,000 shares of common stock of the Company. The features of this convertible note are described in
Note 5 of the Notes to Consolidated Financial Statements, which are included in
Part I of this quarterly report. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible notes and the warrants issued in connection with the note for its own account. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The Company issued 1,229,669 shares of its common stock, par value $.001 per share, to Augustine Fund, L.P., for $82,614 interest due pursuant to the eight percent convertible note issued by the Company to the Augustine Fund, L.P. on November 7, 2001.

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

      Dated: November 12, 2004          PAID, INC.
                                        Registrant


                                        /s/ Gregory Rotman
                                        ------------------------------------
                                        Gregory Rotman, President


                                        /s/ Richard Rotman
                                        -------------------------------------
                                        Richard Rotman, Chief Financial Officer,
                                        Vice President and Secretary

                                LIST OF EXHIBITS

Exhibit No. Description

31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002