Form 10KSB
period 2004-12-31
PAID INC
filed 2005-03-31
CIK 1017655

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

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

                                 Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State Issuer's revenues for its most recent fiscal year: $1,852,545.

The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 7, 2005 was approximately $53,318,629 based upon the average over the counter sales price of $.34 per share on such date.

As of March 7, 2005, the issuer had outstanding 175,277,654 shares of its Common Stock, par value of $0.001, its only class of voting securities.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index.

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
                                     PART I

Item 1.     Description of Business.......................................................    2
Item 2.     Description of Property.......................................................   10
Item 3.     Legal Proceedings.............................................................   10
Item 4.     Submission of Matters to a Vote of Security Holders...........................   10

                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and Small Business
            Issuer Purchases of Equity Securities.........................................   10
Item 6.     Management's Discussion and Analysis or Plan of Operation.....................   11
Item 7.     Financial Statements..........................................................   15
Item 8.     Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure...........................................   15
Item 8A.    Controls and Procedures.......................................................   15
Item 8B.    Other Information.............................................................   15

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant ...........................   16
Item 10.    Executive Compensation........................................................   17
Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters...............................................   18
Item 12.    Certain Relationships and Related Transactions................................   19
Item 13.    Exhibits, List and Reports on Form 8-K........................................   19
Item 14.    Principal Accountant Fees and Services........................................   21

Signatures  ..............................................................................   22

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

                                     PART I.

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

      Item 1. Description of Business.

                                    BUSINESS

Our Business

      The Company's primary focus is to provide businesses and clients with marketing, management, merchandising, auction management, website hosting, and authentication and consignment services for the collectibles, sports, and entertainment industries. We provide business management tools for online retailers, through AuctionInc, which is home to our patent pending shipping calculator and automated auction checkout and order processing system. This system provides the fundamental structure for our celebrity web hosting and development services, and for individuals seeking a professional and interactive presence on the Internet. Rotman Auction provides the merchandise and fulfillment services for these websites, using 20 years of experience to maintain the best customer service and integrity for these celebrities. Rotman Auction also offers merchandise for sale through eBay auctions and live and private autograph signings.

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

      In 2004 we added the services of the newly acquired K Sports brand which specializes in athlete agent services and marketing and promoting these celebrities. K Sports delivers personalized attention to each client for services that include contract negotiations, endorsements, public relations, or charitable organizations. The merger of K Sports' experience and clientele with Paid's expertise in merchandising, website hosting, and auction management developed services for fan clubs and tour and travel packages is intended to create a business that is unrivaled in the sports and entertainment industry.

      For the year ended December 31, 2004, substantially all of our revenues are derived from our auction services, conducted through our Rotman Auction brand. Rotman Auction is an auction house that has provided a full range of services to sellers and buyers, including live online bidding of premier collectibles, authentication of merchandise, digital photography, fulfillment of orders and the purchase and sale of authentic memorabilia. Most of the auctions take place through eBay.com, a person-to-person auction service. Our auctions consist of sports and non-sports cards, collectibles, Americana, autographed items, and movie memorabilia, among other types of collectibles from the 1800s to the present day. Rotman Auction also maintains a substantial inventory of memorabilia with popular and historical significance which allows customers to directly purchase the memorabilia without the competition from bidders in an auction format. Most of these sales are consummated through our website located at www.rotmanauction.com. We acquire inventory in the ordinary course of our business from a number of companies and individuals. We also may acquire inventory through acquisition of companies that own collectibles, or through the acquisition of substantially all the assets of a company that holds collectibles. Merchandise is also auctioned by Rotman Auction under consignment-type arrangements with the public where we receive a consignment fee that is paid to us from the final sale of the merchandise. For periods through 2003, our Rotman Auction operations generated approximately 97% of our revenues.

      We engage in autograph signing activities under the "Rotman Auction" name, at public and private autograph signing events. We contract and pay the celebrities for their services and supplying products for the event. We hosted celebrities such as Adam Viniateri, Bronson Arroyo, Troy Brown, Johnny Damon, Deion Branch, Jim Rice, Ty Law, Terry O'Reilly, Pete Rose, Ray Bourque, Paul Pierce, Trot Nixon, Brian Daubach, Sergei Samsonov, Corey Dillon, Byron Dafoe, Derek Lowe, Tedy Bruschi, Shea Hillenbrand and Alfonso Soriano. Our autograph signing events include the creation, development and maintenance of celebrity websites. We provide a comprehensive content managed websites that include message boards, shopping, articles, statistics, biographical information and event schedules. We currently host such celebrities' websites as David Givens, Jerry Rice, Matt Light, Deuce McAllister, and Chris Chambers. Revenues are generated from sales of product produced by the celebrity. Full and part-time employees, as well as interns update the news and information on these sites. We receive payment in the form of autographs for maintaining and hosting the website. We also provide management services for order fulfillment and product distribution for the celebrities.

      To assist with the inventory management and order processing Rotman Auction uses the AuctionInc platform for reducing order processing, increasing sales and improving customer service. The AuctionInc system was originally designed to just assist and improve Rotman Auction's business, but management realized that there was a need for an order management system for individuals and businesses that sell on the Internet, specifically at auction. In 2000 the technology team focused its attention on the core fundamental piece of the system called the Shipping Calculator. The Company realized the potential importance of the calculator and filed for a patent before launching it to the public in April of 2001. The product is modular based and continues to develop new tools and products for its customers.

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

      The Company unveiled three new products during the fourth quarter of 2004, Paid Shopcart, Paid Shipcalc and Paid Global, each of which utilize AuctionInc.'s core business application of shipping rate engine. Paid's new eCommerce product suite will answer the question that small to medium etailers have been asking--How do I provide accurate shipping calculations to my customers? Accurate shipping calculations have historically increased the average order size and sales, due to a reduction in cart abandonment. Our products not only provide accurate shipping calculations but allow sellers to include insurance fees, flexible handling charges and advanced packaging algorithms. The Company receives an annual subscription fee based on each product subscribed for by the customer.

      Sellers may access the Company to purchase any and all of our tools or applications for a flat fee and/or per-transaction fee depending on the module chosen. The Company expects to add more features and modules to the suite to enable it to grow with sellers and continue to provide them superior online selling tools.

      Paid, Inc. provides web hosting and development for various clients that pay monthly hosting fees and maintenance fees for updates. This service also uses the core AuctionInc platform for maintaining web portals and storefronts systems. The Company also maintains several corporate websites which it hopes to continue to expand and grow. Through improved customer awareness and a larger customer base we hope these websites will continue to grow and offer a revenue source to the Company. These websites provide minimal revenue to the Company, but offer awareness and advertising opportunities for the Company's other products.

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

      Appraisal Services. As part of the services we make available on our site, we also offer a completely interactive and dynamic appraisal service called Ask the AppraiserTM. The appraisal area permits visitors to send us an image in order to obtain an online appraisal of their item for a fee of $19.95 per appraisal. This service enables visitors to make informed decisions regarding their purchases, and helps sellers define the prices for their goods.

      Research Center. Our research center located on the CollectingChannel.com enables users to obtain historical pricing information, view actual images, access experts on authentication and visit websites regarding the collectibles articles they are researching. The site allows a visitor to validate that a particular collectible item exists, and provides access to services that can authenticate that the item is genuine. As a means of preventing the purchases of fraudulently sold items, we have designed the research center to provide visitors with the research tools to complete transactions based on the most accurate, verified material available. Further, to the extent that the user desires to validate the authenticity of a particular item, we offer the Ask the AppraiserTM service. Authenticity can also be determined by searching dealer sites for similar items or communicating directly with dealers regarding the origin, price, and history of an item. Finally, by enabling the user to verify prices of an item or other similar items, the user is able to obtain information necessary to strike a realistic bargain.

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

      The Company will focus on marketing AuctionInc throughout 2005. In the past years, representatives of the Company attended trade shows, events and conferences to analyze the potential for AuctionInc and to narrow the Company's marketing base. Based on experience with existing partnerships that promote AuctionInc, the Company believes that creating partnerships is an effective marketing tool to promote and encourage new registrations. The Company will continue to seek new partnerships. The Company also intends to promote the AuctionInc product line in trade publications to reach small and midsize companies.

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

Revenue Sources

      In 2004, 87% of our revenues were derived from our Rotman Auction operations. We also generate revenue from fan club memberships and related merchandise sales, sports marketing services, and advertising and web hosting fees.

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

Competition

      The electronic commerce market is relatively new, rapidly evolving and intensely competitive. Furthermore, we expect competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at relatively low cost using commercially available software. Our Rotman Auction operation competes with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include: (i) various Internet collectible companies, Collectors Universe, Shop at Home and Tri-Star Productions; (ii) a number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce, including Internet Shopping Network and AOL, Shopping.com; and (iii) a variety of other companies that offer merchandise similar to that of our Company but through physical auctions.

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

Research and Development

      Over the past 2 years the Company has not made additional investments in research and development.

Employees

      We currently employ 28 personnel, 23 of whom are employed full time. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

                                    PART II.

      Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

      Our common stock, par value $.001 per share, is presently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol, "PAYD".

      The following table sets forth the high and low bid prices for our common stock as reported by OTCBB for the eight quarters ended December 31, 2004. The quotations from the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

      2004                                           High      Low
                                                     ----      ---
      Quarter ended March 31, 2004                   $ .80     $ .175
      Quarter ended June 30, 2004                    $ .47     $ .275
      Quarter ended September 30, 2004               $ .39     $ .221
      Quarter ended December 31, 2004                $ .34     $ .05

      2003                                           High      Low
                                                     ----      ---
      Quarter ended March 31, 2003                   $ .066    $ .035
      Quarter ended June 30, 2003                    $ .24     $ .035
      Quarter ended September 30, 2003               $ .255    $ .095
      Quarter ended December 31, 2003                $ .23     $ .115

      As of March 7, 2005, there were approximately 2,936 holders of record of our common stock.

      In 2003 the Company amended its bylaws to require that stock certificates include the name of the beneficial owner, who is the ultimate owner of the stock. Because of this requirement, all trades of our common stock were settled and cleared through physical delivery of stock certificates to our transfer agent rather than through Depository Trust Company. During the fourth quarter of 2004, the Company amended its bylaws to no longer require that stock certificates include the name of the beneficial owner, and the Company's shares were promptly available for settlement and clearance through DTC.

      We have not previously paid cash dividends on our common stock, and intend to utilize current resources to operate the business; thus, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

                      Equity Compensation Plan Information

-----------------------------------------------------------------------------------------------------------------
                                                                                         Number of Securities
                                                                                         Remaining Available For
                                         Number of Securities                            Future Issuance Under
                                         To be Issued Upon       Weighted-Average        Equity Compensation
                                         Exercise of             Exercise Price of       Plans (Excluding
                                         Outstanding Options,    Outstanding Options,    Securities Reflected in
                                         Warrants and Rights     Warrants and Rights     Column (a))

                                         (a)                     (b)                     (c)
-----------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Approved
by Security Holders                      25,000,000              $.041                   5,000,000
-----------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Not
Approved by Security Holders             701,418                 $.143                   1,539,606
-----------------------------------------------------------------------------------------------------------------
Total                                    25,701,418              $.044                   6,539,606
-----------------------------------------------------------------------------------------------------------------

Refer to Note 7, Notes to Consolidated Financial Statements for the Years ended December 31, 2004 and 2003, incorporated by reference in Part II, Item 7, of this Annual Report, for a detailed discussion of the stock options and warrants that are outstanding.

      Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

      Our innovative products and services are utilized in online auction management, e-commerce and web site development. AuctionInc. provides auction management tools and services to sellers and buyers. The technology is based on our patent-pending process that streamlines back-office and shipping processes for online auctions and e-commerce. Our new celebrity services offer famous people official web sites and fan-club services including e-commerce storefronts, articles, polls, message boards, contests, biographies and custom features to attract tens of thousands of visitors daily. Our autograph signing events, working in conjunction with our new sports agent marketing services, have created more services and opportunities for our sports clientele Our primary business, based on our revenues, is the purchase and sale of collectibles and memorabilia through our Rotman Auction brand. Rotman Auction is an eBay Platinum Powerseller that sells thousands of items each week on eBay and provides consignment services, authentication and public and private autograph events. We also build and maintain large database-driven portals across a broad array of industries, including CollectingChannel.com, which is home to our online appraisal service, Ask the Appraiser.

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

      Property and Equipment and Intangible Assets: Property and equipment and intangible assets are stated at cost. Depreciation and amortization are computed over estimated useful lives that are reviewed periodically. In connection with this review we consider changes in the economic environment, technological advances, and management's assessment of future revenue potential and a review of the estimated useful lives of the various assets.

Results of Operations

      The following discussion compares the Company's results of operations for the year ended December 31, 2004 with those for the year ended December 31, 2003. The Company's financial statements and notes thereto included elsewhere in this annual report contain detailed information that should be referred to in conjunction with the following discussion.

      Revenue. For the year ended December 31, 2004, revenue was $1,853,000, 87% of which is attributable to sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were $1,613,500. Fan club membership and related merchandise sales revenues were $126,500, 7% of gross revenues, Sports marketing revenues were $90,200, 5% of gross revenues, and advertising and web hosting fees were $17,500 or 1% of gross revenues during the year ended December 31, 2004. Substantially all of fan club membership and sports marketing revenues were generated during the fourth quarter of 2004. Management anticipates continued increases in revenues from these sources during 2005.

      The Company's 2004 revenues represent an increase of approximately $349,100, or 23%, from the year ended December 31, 2003, in which revenue was $1,503,500. For the year ended December 31, 2003, sales of the Company's product were $1,450,200, or 96% of gross sales, and advertising and web hosting fees were $38,800, or 3% of gross revenues.

      The reason for the increase in revenues was higher sales of Company owned product of approximately $163,300 from the same period in 2003. Gross profit from Company owned product sales for the year ended December 31, 2004 was approximately $618,700, $63,400 more than in 2003. Since gross margin percentages on Company owned product were the same in both years, and sales of Company owned product were $163,300 higher in the year ended December 31, 2004, the Company produced $63,400 higher gross margin dollars in 2004. The increase in sales and gross profit margin is attributable to sales of higher dollar value items during 2004 and an increase in our average invoice amount. In addition, during the fourth quarter of 2004 the Company acquired the operating assets of K Sports & Entertainment LLC ("K Sports"), a sports marketing business and entered into a contract to host and manage the fan club website for a major performing artist. Revenues from these two sources accounted for $216,500 of revenues in 2004.

      Operating Expenses. Total operating expenses for the year ended December 31, 2004 were $4,272,100, compared to $3,914,000 for the corresponding period in 2003, an increase of $358,000. Sales, general and administrative ("SG&A") expenses for the year ended December 31, 2004 were $3,492,300, compared to $3,294,100 for the year ended December 31, 2003. The increase of $198,200 in SG&A costs includes decreases in depreciation and amortization of $208,600 due to certain assets becoming fully depreciated during 2004, and professional fees of $23,800, offset by increases in payroll and related costs of $324,900 principally attributable to additional personnel related to the K Sports and fan club services, and other costs of $108,100 due to business development costs and related travel. Costs associated with planning, maintaining and operating our web sites for the year ended December 31, 2004 increased $159,800 from 2003. This increase is due primarily to an increase in personnel costs of $253,200 due to ramp up costs related to fan club memberships and increases in compensation to our technology staff, offset by a decrease in depreciation and amortization of $47,900 as certain website development costs became fully depreciated. In addition, during 2004 the company capitalized approximately $64,700 of website development costs.

      Interest Expense. For the year ended December 31, 2004, the Company incurred interest charges of approximately $497,300 principally associated with one convertible note, compared to interest charges of $409,500 for the corresponding period in 2003. The increase of $87,900 is attributable to higher balances of interest-bearing debt in 2004 as well as greater amortization of beneficial conversion features.

      Net Loss. The Company realized a net loss for the year ended December 31, 2004 of approximately $4,079,700, or $.02 per share, as compared to a loss of $3,714,900, or $.03 per share for the year ended December 31, 2003.

      Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

      At December 31, 2004, total assets of the Company were $1,764,900, compared to $2,702,400 at December 31, 2003. The decrease was primarily due to depreciation and amortization totaling $1,077,900.

Operating Cash Flows

      A summarized reconciliation of the Company's net losses to cash used in operating activities for the years ended December 31, 2004 compared to December 31, 2003, is as follows:

                                                           2004            2003
                                                           ----            ----

Net loss                                            $(4,079,700)    $(3,714,900)
Depreciation and amortization                         1,077,900       1,384,400
Amortization of beneficial conversion
Discount and debt discount                              291,500         245,500
Common stock issued in payment  of services           1,401,500       1,037,700
Common stock issued in payment  of interest             315,200              --
Changes in current assets and liabilities               264,900         518,600
                                                    -----------     -----------

Net cash used in operating activities               $  (728,700)    $  (528,700)
                                                    ===========     ===========

Working Capital and Liquidity

      The Company had cash and cash equivalents of $43,500 at December 31, 2004, compared to $104,400 at December 31, 2003. The Company had a $542,800 deficit in working capital at December 31, 2004, compared to a working capital deficit of $124,000 at December 31, 2003. At December 31, 2004 current liabilities were $1,446,000 compared to $1,013,700 at December 31, 2003. Current liabilities increased at December 31, 2004 compared to December 31, 2003 primarily due to higher payroll, professional and consulting, consignment and K-Sports and fan club accruals, offset by lower interest accruals and accounts payable. The Company was also obligated under $145,000 more short term interest bearing debt in 2004. As discussed in greater detail in Note 9 to the Financial Statements, included in Part I of this annual report and incorporated by reference herein, the Company has two outstanding convertible notes held by Augustine Fund, L.P. The Series A Note, in the original principal amount of $3,000,000, has been reduced to $251,900 as of December 31, 2004 through the conversion of principal into common stock. During the first quarter of 2005 the balance of this note was settled through further conversions to common stock. The Series B Note has a principal amount outstanding as of December 31, 2004 of $2,250,000.

      The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2004. The Company needs an infusion of $600,000 to $800,000 of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits from its celebrity services products and websites; including memberships, fan experiences, ticketing, appearances, and merchandise sales. In addition, the Company hosts a suite of management tools and enhanced shipping calculator solutions for small ecommerce enterprises. These services, coupled with sales of movie posters, both from inventory and on consignment, and web hosting are expected to increase revenues and result in higher gross profit. Subject to the discussion below, Management believes that the Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options for approximately 395,000 shares of common stock, which were assigned during the first quarter of 2005 in exchange for $100,000 of cash. Finally, Management believes that it has identified several potential funding sources for additional financing.

      Management believes that these plans should result in obtaining sufficient operating cash through the next 12 months. However, there can be no assurance that the above mentioned potential financing can be completed on terms reasonably acceptable to the Company.

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

      Although forward-looking statements in this annual report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Exhibit 99, "Risk Factors", in the Company's Form 10-KSB for the fiscal year ended December 31, 2004.

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

      Item 8B. Other Information

      None.

                                    Part III.

      Item 9. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

      The following table sets forth certain information regarding the directors and executive officers of Paid, Inc.:

      Name                  Age    Position
      Gregory Rotman*       38     Director, Chief Executive Officer & President

      Richard Rotman*       34     Director, Chief Financial Officer, Vice
                                   President, Treasurer & Secretary

      Andrew Pilaro         35     Director

----------
*     Gregory Rotman and Richard Rotman are brothers.

      Each of the directors was elected as of September 19, 2000, for a term expiring at the 2001 Annual Meeting of Stockholders and until their successors are elected and qualified. The Company has not held an annual meeting or elected directors since September 19, 2000. Under the Delaware General Corporation Law, each director holds office until such director's successor is elected and qualified or until such director's earlier resignation or removal. The following is a description of the current occupation and business experience for at least five years for each director and executive officer.

      Gregory Rotman has served as a Director and the Chief Executive Officer and President of Paid, Inc. since February 1999. From 1995 to 1998, he served as a Partner of Teamworks, Inc., LLC , which was responsible for the design, financing and build-out of MCI National Sports Gallery.

      Richard Rotman has served as a Director and the Chief Financial Officer, Vice President, Treasurer and Secretary of Paid, Inc. since February 1999. Prior to joining Paid, Inc., he was involved in the management and day-to-day operations of Rotman Auction, which he formed in February 1997. From 1995 until February 1997, Mr. Rotman worked for the family business, Rotman Collectibles, where he began in sales and distribution in the new product division. As the industry was changing, Rotman Collectibles began focusing on auctions as a more permanent division and during 1996, he began to create a presence on the Internet. Mr. Rotman's primary expertise is in management and daily operations. From 1994 to 1995, Mr. Rotman served as the director of an art gallery in Jackson, Wyoming, selling original artwork to high-end clientele.

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

      Item 10. Executive Compensation

      The following table sets forth the compensation of the Company's chief executive officer, the chief financial officer, and each officer whose total cash compensation exceeded $100,000, for the last three fiscal years ended December 31, 2004, 2003, and 2002.

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------
                                                 Annual Compensation   Long-Term Compensation
                                                                       ----------------------
                                                                               Awards
---------------------------------------------------------------------------------------------
                                                                       Securities Underlying
Name and                              Fiscal                                  Options
Principal Position(1)                Year (1)         Salary (2)                (#)
---------------------------------------------------------------------------------------------
Gregory Rotman                         2004            $92,154                   0

President and Chief Executive          2003            $ 72,000                  0
Officer
                                       2002            $ 83,464              10,000,000

---------------------------------------------------------------------------------------------
Richard Rotman                         2004            $93,491                   0

Chief Financial Officer and Vice       2003            $ 90,532                  0
President and Secretary
                                       2002            $ 83,464              10,000,000

---------------------------------------------------------------------------------------------

      (1) On October 11, 2002, both Gregory Rotman and Richard Rotman were granted options to purchase 10,000,000 shares of common stock at an exercise price of $.041, under the Company's 2002 Stock Option Plan, pursuant to the following vesting schedule: options to purchase 4,000,000 shares of common stock vested on

April 11, 2003; options to purchase 3,000,000 shares of common stock vested on October 11, 2003, and options to purchase 3,000,000 shares vested on October 11, 2004.

      (2) For 2004, 2003, and 2002, the Company paid the amount shown as compensation , but has accrued the difference between these amounts per annum for both Gregory Rotman and Richard Roman of $100,000.

      No options were granted to the named executive officers during the last fiscal year.

      The following table sets forth certain information related to the number of options exercised and the number and value of exercisable and unexercisable options of the named executive officers as of December 31, 2004:

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR
                                     VALUES

-----------------------------------------------------------------------------------------------------
                                                                      Number of
                                                                     Securities          Value of
                                                                     Underlying         Unexercised
                                                                     Unexercised       In-The-Money
                                                                   Options/SARs at    Options/SARs at
                                          Shares         Value       FY-End (#)         FY-End ($)
                                       Acquired on     Realized     Exercisable/       Exercisable/
                    Name               Exercise (#)       ($)       Unexercisable      Unexercisable
-----------------------------------------------------------------------------------------------------
Gregory Rotman, President and CEO           0             $0        10,000,000/0       $2,340,000/$0
-----------------------------------------------------------------------------------------------------
Richard Rotman, Vice President, CFO         0             $0        10,000,000/0       $2,340,000/$0
and Secretary
-----------------------------------------------------------------------------------------------------

      (1) Based on closing price of $.275 on December 31, 2004 as reported by the OTC Bulletin Board.

      None of the Company's directors receives any compensation from the Company for serving as directors. However, on October 11, 2002, Andrew Pilaro received options to purchase 2,000,000 shares of common stock at an exercise price of $.041, pursuant to the 2002 Stock Option Plan, subject to the following vesting schedule: options to purchase 800,000 shares of common stock vested immediately; options to purchase an additional 600,000 shares of common stock vested on October 11, 2003, and options to purchase 600,000 shares of common stock vested on October 11, 2004. Based on a closing price of the Company's common stock as report on the OTC Bulletin Board of $.25 as of December 31, 2004, Mr. Pilaro's exercisable options have a value of $468,000.

      Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 7, 2005 of each of our directors and executives officers, and all of our directors and executive officers as a group. The address of each person named below is the address of the Company.

Name and Address of             Number of Shares             % of
Beneficial Owner               Beneficially Owned           Class
----------------               ------------------           -----
Gregory Rotman                    18,309,005(1)              9.9%
Richard Rotman                    20,080,451(1)             10.8%
Andrew Pilaro                      2,068,700(2)              1.2%

All directors and                 40,458,156                21.6%
officers as a group
(3 individuals)

----------
(1) Includes options to purchase 10,000,000 shares of the Company's common stock at an exercise price of $.041, 4,000,000 of which vested on April 1, 2003, 3,000,000 of which vested on October 11, 2003, and 3,000,000 of which vested on October 11, 2004.

(2) Includes 17,200 shares held indirectly as custodian for Mr. Pilaro's minor sons and options to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.041, 800,000 of which vested on October 11, 2002, 600,000 of which vested on October 11, 2003, and 600,000 of which vested on October 11, 2004.

      To the knowledge of the Company's management, as of March 7, 2005, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than Gregory Rotman and Richard Rotman, as set forth above.

      The information regarding the Company's Equity Compensation Plan Information is incorporated herein by reference in Part II, Item 5 of this Annual Report on Form 10-KSB.

      Item 12. Certain Relationships and Related Transactions.

      In December 2001, the Company engaged Steven Rotman to provide consulting services to the Company. Steven Rotman is the father of Gregory Rotman and Richard Rotman. At December 31, 2002, the Company owed Steven Rotman $43,074 in consulting fees for these services. During 2003, the Company incurred an additional $160,000 in consulting fees for these services, of which $111,416 was paid in the form of options to purchase 2,914,958 shares of common stock of the Company, pursuant to the Company's 2001 Non-Qualified Stock Option Plan, all of which were exercised. During 2004, the Company incurred another $160,000 in compensation to Steven Rotman, none of which was paid, for a total accrued but unpaid amount equal to $251,659 at December 31, 2002. Under the 2001 Non-Qualified Stock Option Plan employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Management believes that the terms of the engagement with Steven Rotman are fair and reasonable to the Company and no less favorable than could have been obtained by an unaffiliated third party.

      In 2002, the Company obtained private financing from Mr. Steven Rotman in the aggregate amount of $115,000 pursuant to 8% promissory notes, and borrowed an additional $15,000 in 2003, all of which is outstanding. Management believes that the terms of the financing with Steven Rotman are fair and reasonable to the Company and no less favorable than could have been obtained by an unaffiliated third party.

      In 2003, the Company acquired approximately $63,000 of memorabilia for sale from Mr. Steven Rotman. In 2004, the Company acquired approximately $110,000 of memorabilia for sale from Mr. Steven Rotman.

      Item 13. Exhibits, List and Reports on Form 8-K.

(a)   Exhibits.

Exhibits are numbered in accordance with Item 601 of Regulation S-B.

      Exhibit     Description of Exhibits
      -------     -----------------------
      No.
      ---

      3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 25,
                  2003)

      3.2         Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.2 to Form 8-K, filed on December 8, 2004)

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

      23          Consent of Carlin, Charron & Rosen, LLP*

      31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002*

      31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002*

      32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002*

      99          Risk Factors*

----------
*     filed herewith

(b)   Reports on Form 8-K.

      The Company filed a report on Form 8-K with the Securities and Exchange Commission as of December 7, 2004, pursuant to Items 5.03 and 9.01, announcing that the Company amended and restated its bylaws to eliminate a requirement that stock certificates include the name of any beneficial owner.

      Item 14. Principal Accountant Fees and Services.

      Audit Fees. The aggregate fees billed by Carlin, Charron & Rosen, LLP for the audit of the Company's annual consolidated financial statements for the fiscal year ended December 31, 2004 and 2003, and the reviews of the consolidated financial statements included in the Corporation's Forms 10-QSB for fiscal years 2004 and 2003, were $50,000 and $48,000, respectively.

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

                                 PAID, INC.


                                 By:      /s/ Gregory Rotman
                                     ---------------------------------------
                                 Gregory Rotman, President
                                 Date:  March 29, 2005

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 /s/ Gregory Rotman
                                 -------------------------------------------
                                 Gregory Rotman, President and Director
                                 Date:  March 29, 2005


                                 /s/ Richard Rotman
                                 -------------------------------------------
                                 Richard Rotman, Vice President, Treasurer,
                                 Secretary and Director
                                 Date:  March 29, 2005


                                 /s/ Andrew Pilaro
                                 -------------------------------------------
                                 Andrew Pilaro, Director
                                 Date: March 29, 2005

                            PAID, INC. AND SUBSIDIARY

                           DECEMBER 31, 2004 AND 2003

                        CONSOLIDATED FINANCIAL STATEMENTS

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting
      Firm (Carlin, Charron & Rosen LLP)..............................F-2

Consolidated Balance Sheets at December 31, 2004 and 2003.............F-3

Consolidated Statements of Operations

Years ended December 31, 2004 and 2003................................F-4

Consolidated Statements of Shareholders' Equity (Deficit)

Years ended December 31, 2004 and 2003................................F-5

Consolidated Statements of Cash Flows

Years ended December 31, 2004 and 2003................................F-6

Notes to Consolidated Financial Statements

Years ended December 31, 2004 and 2003................................F-7 - F-16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Paid, Inc.

We have audited the accompanying consolidated balance sheets of Paid, Inc. and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paid, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses, has had negative cash flows from operations, and has a shareholders' deficit at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Carlin, Charron & Rosen, LLP

Westborough, Massachusetts
March 16, 2005

                            PAID, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                          ASSETS                                  2004            2003
                                                                  ----            ----
Current assets:
    Cash and cash equivalents                                 $     43,558    $    104,397
    Accounts receivable                                             45,739           3,529
    Inventories, net                                               624,082         702,078
    Prepaid expenses                                               125,180          57,364
    Due from employees                                              55,656          19,508
    Other current assets                                             9,073           2,823
                                                              ------------    ------------
       Total current assets                                        903,288         889,699

Property and equipment, net                                        172,706         397,950
Other intangible assets, net                                       688,872       1,414,737
                                                              ------------    ------------
Total assets                                                  $  1,764,866    $  2,702,386
                                                              ============    ============

          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Notes payable                                             $    290,000    $    145,000
    Accounts payable                                               164,829         204,698
    Accrued expenses                                               991,196         663,993
                                                              ------------    ------------
       Total current liabilities                                 1,446,025       1,013,691
                                                              ------------    ------------
Convertible debt                                                 2,398,021       3,001,573
                                                              ------------    ------------

Shareholders' deficit:
    Common stock, $.001 par value, 350,000,000 shares
     authorized; 173,320,731 and 159,100,228 shares issued
     and outstanding at December 31,
     2004 and 2003, respectively                                   173,321         159,100
    Additional paid-in capital                                  21,166,334      17,832,123
    Accumulated deficit                                        (23,383,835)    (19,304,101)
    Unearned compensation                                          (35,000)             --
                                                              ------------    ------------
       Total shareholders' deficit                              (2,079,180)     (1,312,878)
                                                              ------------    ------------
Total liabilities and shareholders' deficit                   $  1,764,866    $  2,702,386
                                                              ============    ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                           2004             2003
                                                           ----             ----
Revenues                                              $   1,852,545    $   1,503,460

Cost of revenues                                          1,162,953          894,932
                                                      -------------    -------------
Gross profit                                                689,592          608,528
                                                      -------------    -------------

Operating expenses:
     Selling, general, and administrative expenses        3,492,264        3,294,051
     Web site development costs                             779,811          619,994
                                                      -------------    -------------
         Total operating expenses                         4,272,075        3,914,045
                                                      -------------    -------------
Loss from operations                                     (3,582,483)      (3,305,517)
                                                      -------------    -------------
Other income (expense):
     Interest expense                                      (497,320)        (409,469)
     Other income                                                69              113
                                                      -------------    -------------
         Total other expense, net                          (497,251)        (409,356)
                                                      -------------    -------------
Loss before income taxes                                 (4,079,734)      (3,714,873)

Provision for income taxes                                       --               --
                                                      -------------    -------------
Net loss                                              $  (4,079,734)   $  (3,714,873)
                                                      =============    =============
Loss per share (basic and diluted)                    $       (0.02)   $       (0.03)
                                                      =============    =============
     Weighted average shares                            163,762,845      143,882,625
                                                      =============    =============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                    Common stock           Additional
                                             --------------------------     Paid-in     Accumulated       Unearned
                                                Shares         Amount       Capital       deficit       Compensation      Total
                                             ------------   -----------   -----------   ------------    ------------   -----------
Balance, December 31, 2002                    128,309,528   $   128,310   $15,231,677   $(15,589,228)   $   (44,619)   $  (273,860)

Amortization of stock-based
  compensation                                                                                               44,619         44,619

Issuance of common stock pursuant to
 exercise of stock options granted to
 employees for services                         1,501,608         1,501        96,600             --             --         98,101

Common stock issued in payment of
 professional and consulting fees              14,640,215        14,640       924,924             --             --        939,564

Conversions of notes payable                   14,648,877        14,649     1,367,621             --             --      1,382,270

Beneficial conversion discount                         --            --       211,301             --             --        211,301

Net loss                                               --            --            --     (3,714,873)            --     (3,714,873)
                                             ------------   -----------   -----------   ------------    -----------    -----------

Balance, December 31, 2003                    159,100,228       159,100    17,832,123    (19,304,101)            --     (1,312,878)

Compensatory stock options granted                     --            --       195,000             --        (45,000)       150,000

Amortization of stock-based
 compensation                                          --            --            --             --         10,000         10,000

Issuance of common stock pursuant to
 exercise of stock options granted
 to employees for services                        800,679           801       192,714             --             --        193,515

Common stock issued in payment of
 professional and consulting fees               4,240,573         4,241     1,043,743             --             --      1,047,984

Common stock issued in payment of interest
 on convertible debt
                                                3,924,905         3,925       311,300             --             --        315,225

Common stock issued in connection with
 acquisition of assets of
 K-sports & Entertainment, LLC                    195,313           195        62,305                                       62,500

Conversions of notes payable                    4,882,783         4,883       931,705             --             --        936,588

Proceeds from assignment of call options               --            --       573,060                                      573,060

Exercise of stock options                         176,250           176            --             --             --            176

Beneficial conversion discount                         --            --        24,384             --             --         24,384

Net loss                                               --            --            --     (4,079,734)            --     (4,079,734)
                                             ------------   -----------   -----------   ------------    -----------    -----------

Balance, December 31, 2004                    173,320,731   $   173,321   $21,166,334   $(23,383,835)   $   (35,000)   $(2,079,180)
                                             ============   ===========   ===========   ============    ===========    ===========

                                 PAID, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED DECEMBER 31,

                                                                            2004           2003
                                                                            ----           ----
Operating activities:
    Net loss                                                            $(4,079,734)   $(3,714,873)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                                     1,077,889      1,384,351
        Bad debt expense                                                         --          6,979
        Amortization of unearned compensation                                10,000         44,619
        Beneficial conversion feature                                       291,494        245,467
        Common stock issued in payment of interest                          315,225             --
        Common stock issued in payment of professional
               and consulting fees                                        1,047,984        939,564
        Issuance of common stock pursuant to exercise of
          stock options granted to employees for services                   193,515         98,101
        Compensatory stock options granted                                  150,000             --
        Changes in assets and liabilities:
          Accounts receivable                                                72,340         (3,013)
          Inventories                                                        77,996        264,671
          Prepaid expense and other current assets                         (110,214)        25,262
          Accounts payable                                                  (39,869)       (55,848)
          Accrued expenses                                                  264,703        235,988
                                                                        -----------    -----------
             Net cash used in operating activities                         (728,671)      (528,732)
                                                                        -----------    -----------
Investing activities:
    Property and equipment additions                                        (66,330)        (9,454)
    Cash paid for assets of K Sports & Entertainment, LLC                   (50,000)            --
                                                                        -----------    -----------
             Net cash used in investing activities                         (116,330)        (9,454)
                                                                        -----------    -----------

Financing activities:
    Net proceeds from notes payable                                         145,000         30,000
    Proceeds from convertible debt                                           65,926        571,300
    Proceeds from assignment of call options                                573,060             --
    Proceeds from exercise of stock options                                     176             --
                                                                        -----------    -----------
             Net cash provided by financing activities                      784,162        601,300
                                                                        -----------    -----------
Net increase in cash and equivalents                                        (60,839)        63,114

Cash and equivalents, beginning                                             104,397         41,283
                                                                        -----------    -----------
Cash and equivalents, ending                                            $    43,558    $   104,397
                                                                        ===========    ===========

                    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
    Income taxes                                                        $        --    $        --
                                                                        ===========    ===========
    Interest                                                            $     1,125    $     6,750
                                                                        ===========    ===========

                See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY

                           DECEMBER 31, 2004 AND 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Paid, Inc. and subsidiary (the "Company") operates and maintains an internet portal dedicated to collectibles in a variety of categories. The Company conducts online auctions of its own merchandise and items posted under consignment arrangements by third party sellers.

On October 7, 2004 the Company acquired operating assets of K Sports & Entertainment LLC ("K Sports") comprised of accounts receivable totaling $114,550, property and equipment valued at $5,550 and intangible assets comprised of contract rights, valued at $54,900. The purchase price, totaling $175,000, was paid with 195,313 unregistered shares of company stock, valued at $62,500, $50,000 in cash, and a commitment to issue an additional 195,312 unregistered shares of company stock, valued at $62,500 on October 7, 2005. K Sports operated as a sports agency business and is expected to supplement and enhance the Company's celebrity services offerings.

Note 2. Management's Plans

The Company has continued to incur significant losses. For the years ended December 31, 2004 and 2003 the Company reported losses of approximately $4,1900,000 and $3,700,000, respectively.

To date the Company has met its cash needs from the proceeds of convertible debt, the related warrants, and the assignment of call options discussed in Note 7.

Management anticipates growth in revenues and gross profits from its celebrity services products and websites; including memberships, fan experiences, ticketing, appearances, and merchandise sales. In addition, the Company hosts a suite of management tools, and enhanced shipping calculator solutions for small ecommerce enterprises. These services, coupled with sales of movie posters, both from inventory and on consignment, and web hosting services are expected to increase revenues and result in higher gross profit.

A 2002 Settlement Agreement provided the Company with call options for approximately 2.3 million shares of common stock. As of December 31, 2004 the Company still holds call options for 394,535 shares of common stock. Assignment of these call options during January 2005 generated approximately $100,000.

Management believes that it has identified several potential sources for additional financing. Based upon current cash positions, the Company needs an infusion of $600,000 to 800,000 of additional capital to fund anticipated operating costs over the next 12 months.

Although there can be no assurances, the Company believes that the above anticipated additional revenues, and additional financing will be sufficient to meet the Company's working capital requirements through the end of 2005.

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

Inventories

Inventories consist of collectible merchandise for sale and are stated at the lower of average cost or market on a first-in, first-out (FIFO) method. When a purchase contains multiple copies of the same item, they are stated at average cost.

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at December 31, 2004 and 2003 the Company has provided for reserves totaling $300,000 and $270,000, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight line and double declining balance method over the estimated useful lives of 3 to 5 years.

Intangible Assets

Intangible assets are being amortized on a straight-line basis over estimated useful lives of two to five years.

The Company accounts for intangible assets in accordance with Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to acquisition. SFAS No. 142 provides that intangible assets with finite lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment.

Revenue Recognition

The Company generates revenue on sales of its purchased inventories, from fees and commissions on sales of merchandise under consignment type arrangements, from web hosting services, from fan club membership fees, from appraisal services and from advertising and promotional services.

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

Fan club membership fees are recognized when the member joins and all direct costs associated with the membership have been incurred.

Advertising Costs

Advertising costs totaling approximately $99,500 in 2004 and $96,200 in 2003, are charged to expense when incurred.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses - The carrying amount of these financial instruments approximates fair value because of the short-term nature of these instruments.

Notes payable - The carrying amount of these financial instruments approximates fair value as the interest rate approximates market rates.

Convertible debt - The carrying amount of these financial instruments approximates fair value as the interest rates approximate market rates.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Cash and cash equivalents - The Company places its cash and cash equivalents with high credit quality institutions. The Company had no cash deposits in excess of federal depository insurance limits at December 31, 2004 and 2003.

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

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported as assets and liabilities as of the date of the balance sheets and reported amounts of revenue and expenses during the reporting periods. Material estimates that are particularly susceptible to significant change in the near term relate to inventories, intangible assets and deferred tax asset valuation. Although these estimates are based on management's knowledge of current events and actions, they may ultimately differ from actual results.

Stock Compensation Plans

The Company accounts for stock based employee compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Although SFAS Nos. 123 and 148 encourage all entities to adopt a fair value based method of accounting for employee stock compensation plans, they also allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan typically have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and has provided pro forma disclosures, in accordance with SFAS No. 148, of net income and earnings per share as if the fair value based method of accounting had been applied (refer to Note 7).

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 12,447,224 as of December 31, 2004 and 24,981,882 as of December 31, 2003. The
number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 26,101,418 shares and 25,642,250 shares at December 31, 2004 and 2003, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each year.

Asset Impairment

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", long lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such indicators as the economic benefits of the assets, any historical or future profitability measurements, a review of estimated useful lives, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flow exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using an estimate of discounted cash flow analysis. Web site and Software Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment." During 2004 the Company capitalized approximately $65,000 of website development costs.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4, "Inventory Pricing". This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not produce products and therefore, does not expect adoption of this standard to have a material impact on its financial position, results of operations and cash flow.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under stock option and employee stock purchase plans. The cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. The Company is evaluating the alternatives under the standard, which it is required to adopt in the third quarter of 2005.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29. SFAS No. 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is evaluating the impact of this statement on the Company's financial position, results of operations and cash flow.

Note 4. Property and Equipment

At December 31 property and equipment consisted of the following:

                                                          2004             2003
                                                   -----------      -----------
Computer equipment and software                    $   871,467      $   864,283
Office furniture                                        61,927           61,927
Video and article archives                             418,983          418,983
Video equipment                                        158,513          158,513
web site development cost                              709,000          644,305
Purchased software                                      70,000           70,000
                                                   -----------      -----------
                                                     2,289,890        2,218,011
Accumulated depreciation                            (2,117,184)      (1,820,061)
                                                   -----------      -----------
                                                   $   172,706      $   397,950
                                                   ===========      ===========

Depreciation expense of property and equipment for the years ended December 31, 2004 and 2003 amounted to approximately $297,100 and $519,300, respectively.

The Company uses office and warehouse facilities as a tenant at will in a building leased by a related party. No rent has been charged during the years ended December 31, 2004 and 2003.

Note 5. Intangible Assets

At December 31 intangible assets are comprised of the following:

                                                         2004              2003
                                                  -----------       -----------
Software licenses                                 $ 2,882,660       $ 2,882,660
Patent pending                                         16,000            16,000
Domain names                                           77,025            77,025
Acquired web sites                                    762,301           762,301
Customer and user lists                               327,157           327,157
Assigned contracts                                     54,900                 0
Other                                                  30,763            30,763
                                                  -----------       -----------
                                                    4,150,806         4,095,906
Accumulated amortization                           (3,461,934)       (2,681,169)
                                                  -----------       -----------
                                                  $   688,872       $ 1,414,737
                                                  ===========       ===========

Amortization expense for intangible assets for the years ended December 31, 2004 and 2003 amounted to approximately $780,800 and $865,100, respectively.

Estimated amortization expense for each of the next five years is approximately $656,000 in 2005 $21,000 in 2006 and $1,000 in each year 2006 to 2008.

Note 6. Accrued Expenses

At December 31 accrued expense are comprised of the following:

                                                              2004          2003
                                                         ---------     ---------
Interest                                                 $ 129,635     $ 247,513
Payroll                                                    141,818       124,906
Professional & Consulting fees                             378,210       171,659
Consignments                                               173,626        62,775
Due to K Sports                                             62,500            --
Commissions                                                 40,000            --
Other                                                       65,407        57,140
                                                         ---------     ---------
                                                         $ 991,196     $ 663,993
                                                         =========     =========

Note 7. Common Stock

Call Option Agreements

In connection with the settlement agreement with CSEI, the Company was granted call options for 2,283,565 unregistered common shares held by CSEI at an exercise price of $.001 per share. The call options expired on January 31, 2005.

During 2004 the Company assigned options to purchase 1,889,000 shares of stock from CSEI to certain individuals in exchange for $573,060, which was added to the paid in capital of the Company. During January 2005 the remaining 394,565 options were assigned in exchange for approximately $100,000.

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

In July 1999, the Company granted an option to an employee to purchase 471,000 shares of unrestricted common stock at $.001 per share. The option vested over a four-year period. The Company recorded unearned compensation of $757,848, based on the difference between the fair market value of the common stock at the grant date and the exercise price. The unearned compensation was amortized over the vesting period of the option. Amortization expense related to unearned compensation amounted to $44,619 during the year ended December 31, 2003. During 2004 options for the remaining 176,250 shares of common stock were exercised. In 1999, the Company also granted options to purchase 126,000 shares of unrestricted common stock at the stock's fair value on the dates of grant(between $.8125 and $1.625 per share).

In October 2002, the Company's Board of Directors adopted the 2002 Stock Option Plan (the "2002 Plan") that provides for the issuance of options to directors, officers, employees and consultants of the Company to purchase up to 30,000,000 shares of the Company's common stock. Options granted under the plan may be either incentive stock options ("ISO") or nonqualified stock options ("NSO"). The 2002 Plan provides that each option be granted at a price determined by the Board of Directors on the date such option is granted and have a maximum option term of ten years. The options granted become exercisable during a period of time as specified by the Board of Directors at the date such option is granted. In 2002 the Company granted options to purchase a total of 25,000,000 restricted shares of common stock to its President, Chief Financial Officer, Chief Technology Officer and a Director at the stock's fair value on the date of grant, $0.041.

In October 2004, the Company granted options to an employee and a consultant to purchase 635,418 shares of unrestricted common stock at $.001 per share. 468,750 of these options, valued at $150,000, were immediately vested while 166,668 vest over a nine-month period. The Company recorded unearned compensation of $45,000, based on the difference between the fair value of the common stock at the grant date and the exercise price of the options that did not immediately vest. The unearned compensation is being amortized over the option's vesting period with $10,000 being charged to expense during 2004.

There were no other options granted or cancelled/expired under any plans during 2003 or 2004. At December 31, 2004 there were 25,534,750 exercisable under these plans at a weighted average exercise price of $.044.

Information pertaining to options outstanding at December 31, 2004 is as follows:

                Options Outstanding                                      Options Exercisable
                -------------------                                      -------------------
                                    Weighted Average
   Range of            Number           Remaining        Weighted Average      Number        Weighted Average
Exercise Prices     Outstanding     Contractual Life      Exercise Price     Exercisable      Exercise Price
---------------     -----------     ----------------      --------------     -----------      --------------
     .81                  9,000            4                    .81               9,000             .81
    1.62                 57,000            4                   1.62              57,000            1.62
     .001               635,418           10                    .001            468,750             .001
     .04             25,000,000            8                    .04          25,000,000             .04
                     ----------                                              ----------

Outstanding at
end of year          25,701,418                                 .04          25,534,750             .04
                     ==========                                              ==========

During July 1999, the Company's Board of Directors adopted, subject to stockholders' approval, the 1999 Omnibus Share Plan (the "Omnibus Plan") that provides for both incentive and non-qualified stock options, stock appreciation rights and other awards to directors, officers, and employees of the Company to purchase or receive up to 1,000,000 shares of the Company's stock. A committee of the Board of Directors ("Committee") establishes the option price at the time each option is granted, which price may, in the discretion of the Committee, be less than 100% of the fair market value of the shares on the date of the grant. Any options granted will have a maximum term of ten years and will be exercisable during a period as specified by the Committee. No options have ever been granted under the Omnibus Plan.

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 60,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant.

During the year ended December 31, 2004 the Company granted options for 5,676,670 shares at various dates aggregating $1,436,499 under this plan. During the year ended December 31, 2003 the Company granted options for 16,141,823 shares at various dates aggregating $1,037,665 under this plan, including options for

2,914,958 shares representing $111,416 of consulting fees to Steven Rotman. All options except 635,418 shares granted during the period were exercised.

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

                                                            Years Ended
                                                            December 31,
                                                            ------------
                                                        2004            2003
                                                        ----            ----
Net loss
As reported                                         $(4,079,734)    $(3,714,873)
Stock based compensation cost, as
reported (net of tax)                                   160,000          44,619
Stock based compensation cost that would
have been included in the determination
of net income had the fair value method
been applied (net of tax)                              (424,450)       (772,554)
                                                    -----------     -----------
Pro forma                                           $(4,344,184)    $(4,442,808)
                                                    ===========     ===========

Basic loss per share as reported                    $      (.02)    $      (.03)

Stock based compensation cost, as
reported (net of tax)                                        --              --
Stock based compensation cost that would
have been included in the determination
of net income had the fair value method
been applied (net of tax)
                                                           (.01)             --
                                                    -----------     -----------
Pro forma                                           $      (.03)    $      (.03)
                                                    ===========     ===========

Note 8. Income Taxes

There was no provision for income taxes for the years ended December 31, 2004 and 2003 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of temporary differences and carry forwards that give rise to deferred taxes are as follows:

                                                          2004             2003
                                                          ----             ----

Federal net operating loss carry
   forwards                                        $ 6,357,000      $ 5,143,000
State net operating loss carry
   forwards                                          1,776,000        1,437,000
                                                   -----------      -----------
                                                     8,133,000        6,580,000
Valuation reserve                                   (8,133,000)      (6,580,000)
                                                   -----------      -----------

Net deferred tax asset                             $        --      $        --
                                                   ===========      ===========

The valuation reserve applicable to net deferred tax asset for the years ended December 31, 2004 and 2003 is due to the likelihood of the deferred tax not to be utilized.

At December 31, 2004, the Company has federal and state net operating loss carry forwards of approximately $18,700,000 available to offset future taxable income. The state carry-forwards will expire intermittently through 2009, while the federal carry forwards will expire intermittently through 2024.

Note 9. Convertible Debt Financing

As of December 31, 2004 the Company has outstanding $2,398,021, of convertible debt, which is presented net of unamortized beneficial conversion discounts of $103,871.

On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note"), due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The Series A Note, as most recently modified on May 21, 2002, is convertible into common stock at a conversion price equal to the lesser of: (1) $.375 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. In connection with the agreement, the Company also issued warrants to the Buyer and Delano Group Securities to purchase 300,000 and 100,000 shares of common stock, respectively. The purchase price per share of common stock is equal to $2.70, one hundred and twenty percent (120%) of the lowest of the closing bid prices for the common stock during the five (5) trading days prior to the closing date. The warrants will expire on March 31, 2005. The May 21, 2002 modification agreement extended the maturity date of the note until September 30, 2002, provided for additional ninety-day extensions, the most recent of which was exercised on December 31, 2004, beyond that date until March 31, 2005, waived interest for periods after March 31, 2002, and released the Company from all requirements to register any common shares issuable under the note or to keep any existing registration statements effective. As of December 31, 2004 the outstanding balance of this note was $251,892, since during 2004, 2003, and 2002 $936,588, $1,382,270 and
$429,250, respectively, had been converted into 4,882,783, 14,648,877 and 5,782,436 shares of the Company's common stock, respectively, at conversion prices ranging from $.028 to $.375 per share. Any amounts outstanding at March 31, 2005 automatically convert to shares of Company stock.

On November 7, 2001, the Company entered into a Loan Agreement, whereby it issued an 8% convertible note in the amount of $1,000,000, due November 7, 2003 (the "Series B Note") to Buyer. This note was modified most recently on October 31, 2003 to, among other things, allow the Company to borrow up to $2,250,000. The Series B Note, as modified, is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five
(5) trading days immediately preceding the conversion date. Based upon advances through December 31, 2004 totaling $2,250,000, had the Buyer converted the series B Note at issuance, Buyer would have received $3,082,193 in aggregate value of the company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $832,193 is being charged to interest expense over the term of the related note. The beneficial conversion feature that was charged to interest expense totaled $291,494 and $245,467 in 2004 and 2003, respectively. The total beneficial conversion discount related to this note has been recorded as an increase in additional paid in capital and the unamortized portion as a reduction in the related note. In addition, the Company entered into a Registration Rights Agreement whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) within sixty (60) days of a request from the Buyer (Filing Date), covering the common stock to be issued upon conversion of the Series B Note. If this Registration Statement is not declared effective by the SEC within sixty (60) days of the filing date the conversion percentage shall decrease by two percent (2%) for each month that the Registration Statement is not declared effective. A modification extended the maturity date of the Series B Note to November 7, 2004, provided the opportunity to extend the maturity date to November 7, 2005, required that principal and interest be payable in shares of common stock, or cash, at the discretion of the Company, and provided that any fees or expenses related to any registration of the common stock will be borne equally by the Company and the Buyer. On November 7, 2004 the maturity of this note was extended for one year.

Note 10. Notes Payable

At December 31, 2004 the Company was obligated on short-term notes payable totaling $290,000, of which $130,000 was to a related party. The related party notes bear interest at 8%, while the remainder bear interest at 18%. In addition, with respect to the third party debt, the Company issued 125,000 unregistered shares of stock valued at $17,500 as an origination fee. The related party debt is due on demand while the remainder is due on March 1, 2005. Interest expense charged to operations in connection with the related party notes totaled $10,967 in 2004.

At December 31, 2003, the Company was obligated on short-term notes payable totaling $145,000, of which $130,000 was to a related party. The related party notes bear interest at 8%, while the remainder bears interest at 12% to 18%. All of this short-term debt was due on demand. Interest expense charged to operations in connection with the related party notes totaled $10,446 in 2003.

Note 11. Related party transactions

During the years ended December 31, 2004 and 2003 the Company acquired approximately $110,000 and $63,000 of memorabilia for sale from Steven Rotman, the father of Richard and Greg Rotman.

Note 12. Issuance of Common Stock

During 2004 the Company issued 3,924,905 shares of common stock in connection with the payment of approximately $315,225 of interest due on its convertible debt.

In addition, during 2004 and 2003 the Company issued 4,240,573 and 14,640,215 shares of common stock respectively, in connection with the payment of approximately $1,048,000 and $939,600 of legal and consulting fees.

                                  EXHIBIT INDEX

    Exhibit                         Description of Exhibits
    -------                         -----------------------
      No.
      ---

      3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 25,
                  2003)

      3.2         Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.2 to Form 8-K, filed on December 8, 2004)

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