Form 10QSB
period 2005-03-31
PAID INC
filed 2005-05-13
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                            Yes |X|           No |_|

      As of May 10, 2005, the issuer had outstanding 178,778,629 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                            Yes |_|           No |X|

                                   Paid, Inc.
                                 and Subsidiary
                                   Form 10-QSB
                    For the Three Months ended March 31, 2005

                                TABLE OF CONTENTS

Part I - Financial Information

    Item 1. Financial Statements

                Consolidated Balance Sheets
                March 31, 2005 and December 31, 2004 (unaudited) .............   3

                Consolidated Statements of Operations
                Three months ended March 31, 2005 and
                2004 (unaudited) .............................................   4

                Consolidated Statements of Cash Flows
                Three months ended March 31, 2005 and
                2004 (unaudited) .............................................   5

                Consolidated Statements of Changes in Shareholders' Deficit
                Three months ended March 31, 2005
                (unaudited) ..................................................   6

                Notes to Consolidated Financial Statements
                Three months ended March 31, 2005 and 2004 ...................   7-11

    Item 2. Management's Discussion and Analysis or
            Plan of Operation ................................................   12

    Item 3. Controls and Procedures ..........................................   15

Part II - Other Information

    Item 1. Legal Proceedings ................................................   15

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ......   15

    Item 3. Defaults Upon Senior Securities ..................................   16

    Item 4. Submission of Matters to a Vote of Security Holders ..............   16

    Item 5. Other Information ................................................   16

    Item 6. Exhibits .........................................................   16

    Signatures ...............................................................   17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PAID, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,         December 31,
                           ASSETS                                    2005                2004
                                                                 ------------        ------------
                                                                  (Unaudited)          (Audited)
Current assets:
    Cash and cash equivalents                                    $     30,321        $     43,558
    Accounts receivable                                                34,355              45,739
    Inventories, net                                                  607,050             624,082
    Prepaid expenses                                                   40,486             125,180
    Due from employees                                                 58,681              55,656
    Other current assets                                                9,073               9,073
                                                                 ------------        ------------

       Total current assets                                           779,966             903,288

Property and equipment, net                                           227,587             172,706
Other intangible assets, net                                          493,619             688,872
                                                                 ------------        ------------

Total assets                                                     $  1,501,172        $  1,764,866
                                                                 ============        ============

           LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Notes payable                                                $    130,000        $    290,000
    Accounts payable                                                  218,456             164,829
    Accrued expenses                                                1,043,350             991,196
                                                                 ------------        ------------

       Total current liabilities                                    1,391,806           1,446,025
                                                                 ------------        ------------

Convertible debt                                                    2,176,191           2,398,021
                                                                 ------------        ------------

Shareholders' deficit:
    Common stock, $.001 par value, 350,000,000 shares
     authorized; 176,254,836 and 173,320,731 shares issued
     and outstanding at March 31, 2005
     and December 31, 2004, respectively                              176,255             173,321
    Additional paid-in capital                                     22,139,690          21,166,334
    Accumulated deficit                                           (24,362,770)        (23,383,835)
    Unearned compensation                                             (20,000)            (35,000)
                                                                 ------------        ------------

       Total shareholders' deficit                                 (2,066,825)         (2,079,180)
                                                                 ------------        ------------

Total liabilities and shareholders' deficit                      $  1,501,172        $  1,764,866
                                                                 ============        ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                           2005              2004
                                                      -------------     -------------
Revenues                                              $     859,653     $     385,982

Cost of revenues                                            527,509           200,914
                                                      -------------     -------------

Gross profit                                                332,144           185,068
                                                      -------------     -------------

Operating expenses:
     Selling, general, and administrative expenses        1,105,390           760,132
     Web site development costs                             111,901           147,603
                                                      -------------     -------------

         Total operating expenses                         1,217,291           907,735
                                                      -------------     -------------

Loss from operations                                       (885,147)         (722,667)
                                                      -------------     -------------

Other income (expense):
     Interest expense                                       (93,789)         (128,238)
     Other income                                                 1                44
                                                      -------------     -------------

         Total other expense, net                           (93,788)         (128,194)
                                                      -------------     -------------

Loss before income taxes                                   (978,935)         (850,861)

Provision for income taxes                                       --                --
                                                      -------------     -------------

Net loss                                              $    (978,935)    $    (850,861)
                                                      =============     =============

Loss per share (basic and diluted)                    $       (0.01)    $       (0.01)
                                                      =============     =============

     Weighted average shares                            174,303,402       159,978,229
                                                      =============     =============

           See accompanying notes to consolidated financial statements

                            PAID INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                            2005          2004
                                                                         ---------     ---------
Operating activities:
    Net loss                                                             $(978,935)    $(850,861)
    Adjustments to reconcile net loss to net
     cash used in operating activities
        Depreciation and amortization                                      229,551       293,409
        Amortization of unearned compensation                               15,000            --
        Beneficial conversion feature                                       30,062        80,131
        Common stock issued in payment of
          professional and consulting fees                                 282,222       283,639
        Issuance of common stock pursuant to exercise of
          stock options granted to employees for services                   94,430        31,734
        Common stock issued in payment of interest                           8,000            --
        Changes in assets and liabilities:
          Accounts receivable                                               11,384        (8,362)
          Inventories                                                       17,032        33,081
          Prepaid expenses and other current assets                         81,669       (45,135)
          Accounts payable                                                  53,627      (133,022)
          Accrued expenses                                                  52,154       109,125
                                                                         ---------     ---------

             Net cash used in operating activities                        (103,804)     (206,261)
                                                                         ---------     ---------

Investing activities:
    Property and equipment additions                                       (89,179)         (359)
                                                                         ---------     ---------

Financing activities:
    Net proceeds from notes payable                                             --       (15,000)
    Proceeds from sale of warrants                                          50,000            --
    Proceeds from sale of common stock                                      30,000            --
    Proceeds from convertible debt                                              --        65,926
    Proceeds from assignment of call options                                99,610       164,500
    Proceeds from exercise of stock options                                    136           176
                                                                         ---------     ---------

             Net cash provided by financing activities                     179,746       215,602
                                                                         ---------     ---------

Net increase (decrease) in cash and cash equivalents                       (13,237)        8,982

Cash and cash equivalents, beginning                                        43,558       104,397
                                                                         ---------     ---------

Cash and cash equivalents, ending                                        $  30,321     $ 113,379
                                                                         =========     =========

                    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

    Income taxes                                                         $      --     $      --
                                                                         =========     =========

    Interest                                                             $      --     $   1,125
                                                                         =========     =========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (Unaudited)

                                                       Common stock         Additional
                                                -------------------------    Paid-in      Accumulated     Unearned
                                                  Shares        Amount       Capital        deficit     Compensation       Total
                                                -----------  ------------  ------------  ------------   ------------   ------------
Balance, December 31, 2004                      173,320,731  $    173,321  $ 21,166,334  $(23,383,835)  $    (35,000)  $ (2,079,180)

Common stock issued puruant to exercise
   of stock options granted to employees
   for services                                     365,260           365        94,065            --             --         94,430

Common stock issued in payment of
   professional and consulting fees               1,432,511         1,433       280,789            --             --        282,222

Common stock issued in payment of
   interest on note payable                          38,095            38         7,962            --             --          8,000

Common stock issued in payment of note payable      761,905           762       159,238            --             --        160,000

Issuance of common stock                            200,000           200        29,800            --             --         30,000

Stock options exercised                             136,364           136                          --             --            136

Common stock to be issued for payment of
   convertible debt                                      --            --       251,892            --             --        251,892

Amortization of unearned compensation                    --            --            --            --         15,000         15,000

Proceeds from sale of warrants                           --            --        50,000            --             --         50,000

Proceeds from assignment of call options                 --            --        99,610            --             --         99,610

Net loss                                                 --            --            --      (978,935)            --       (978,935)
                                                -----------  ------------  ------------  ------------   ------------   ------------

Balance, March 31, 2005                         176,254,866  $    176,255  $ 22,139,690  $(24,362,770)  $    (20,000)  $ (2,066,825)
                                                ===========  ============  ============  ============   ============   ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

Note 1. Organization and Summary of Significant Accounting Policies

Line of business

Paid Inc. and subsidiary (the "Company") provides services to celebrities and sports figures, including hosting and management of official web sites and fan-club services. The Company sponsors autograph signing events and other sports marketing services for sports clientele. The Company also operates and maintains an internet portal dedicated to collectibles in a variety of categories. The Company conducts online auctions of its own merchandise and items posted under consignment arrangements by third party sellers, and provides products and services related to online auction management, and e-commerce and web site development, including technology that streamlines back-office and shipping processes for online auctions and e-commerce.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations of interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2004, which are included in the Company's Form 10-KSB.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at March 31, 2005 and December 31, 2004 the Company has provided for reserves totaling $305,000 and $300,000, respectively.

Revenue Recognition

The Company generates revenue from sales of its purchased inventories, from fees and commissions on sales of merchandise under consignment type arrangements, from web hosting services, from fan club membership fees, from appraisal services and from advertising and promotional services.

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

Advertising Costs

Advertising costs totaling approximately $43,000 in 2005 and $26,000 in 2004 are charged to expense when incurred.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 16,666,667 as of March 31, 2005 and 12,413,286 as of March 31, 2004. The number of common shares that would be included in the calculation of outstanding options is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 27,465,054 shares and 25,066,000 shares at March 31, 2005 and 2004, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each period.

Website and Software Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment." During the three months ended March 31, 2005 the Company capitalized approximately $87,000 of website development costs. There was no such capitalization during the three months ended March 31, 2004.

Note 2. Notes and Loan Payable

At March 31, 2005 and December 31, 2004 the Company was obligated on short-term demand notes payable to a related party totaling $130,000 bearing interest at 8%. Interest expense charged to operations in connection with these related party notes totaled approximately $2,600 for each of the three months ended March 31, 2005 and 2004.

In addition, at December 31, 2004 the Company was obligated on a short-term note payable, bearing interest at 18%, and due on March 1, 2005. In addition the Company issued 125,000 unregistered shares of stock valued at $17,500 as an origination fee which was amortized over the life of the note. This note and all related accrued interest was repaid through the issuance of 800,000 shares of common stock on March 1, 2005.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

                                                   March 31,        December 31,
                                                     2005               2004
                                                  ----------        ------------
Interest                                          $  176,611         $  129,635
Payroll                                              140,664            141,818
Professional & Consulting fees                       361,166            378,210
Consignments                                         172,782            173,626
Due to K Sports                                       62,500             62,500
Commissions                                           40,000             40,000
Other                                                 89,627             65,407
                                                  ----------         ----------
                                                  $1,043,350         $  991,196
                                                  ==========         ==========

Note 4. Common Stock

Call Option Agreements

In connection with a settlement agreement with CSEI, the Company was granted call options for 2,283,565 unregistered common shares held by CSEI at an exercise price of $.001 per share. All remaining call options were assigned during January 2005.

During the three months ended March 31, 2005 and 2004 the Company assigned options to purchase 394,565 and 275,000 shares of stock from CSEI to certain individuals in exchange for $99,611 and $164,500 which was added to the paid in capital of the Company.

Stock Options and Warrants

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

During the three months ended March 31, 2005 the Company granted options for 1,697,771 shares at various dates aggregating $344,652 under this plan. During the three months ended March 31, 2004 the Company granted options for 1,160,951 shares at various dates aggregating $315,373 under this plan. All options granted during these periods were exercised.

During the three months ended March 31, 2005, the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor paid the Company $50,000 as a deposit ("Deposit") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time within one year of the Agreement at $.15 per share. If exercised, the $50,000 will be applied as partial payment of the exercise price. If the Warrants are not exercised within one year the Deposit will be forfeited. The Deposit has been recorded as an addition to Paid in Capital.

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

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2005            2004
                                                ---------       ---------
      Net loss
      As reported                               $(978,935)      $(850,861)
      Stock based compensation cost,
        as reported (net of tax)                   15,000              --
      Stock based compensation cost
        that would have been included
        in the determination of net
        net income had the fair value
        method been applied (net of tax)          (15,000)        (67,650)
                                                ---------       ---------
      Pro forma                                 $(978,935)      $(918,511)
                                                =========       =========

      Loss per share (basic and diluted)
          as reported                           $    (.01)      $    (.01)
                                                =========       =========

      Proforma loss per share (basic
        And diluted), as adjusted               $    (.01)      $    (.01)
                                                =========       =========

Note 5. Income Taxes

There was no provision for income taxes for the three months ended March 31, 2005 and 2004 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

At March 31, 2005, the Company has federal and state net operating loss carry forwards of approximately $19,600,000 available to offset future taxable income. The state carry-forwards will expire intermittently through 2010, while the federal carry forwards will expire intermittently through 2025.

Note 6. Convertible Debt Financing

As of March 31, 2005 the Company has outstanding $2,250,000 of convertible debt, which is presented net of unamortized beneficial conversion discounts of $73,809.

On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note"), due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The Series A Note, as most recently modified on May 21, 2002, provided for the extensions of the maturity date until March 31, 2005. As of March 31, 2005 this note has been paid in full through a series of conversions to common stock. During the three months ended March 31, 2005 the Company received conversion requests for the remaining $251,892 balance into 1,412,942 common shares that were issued on April 19, 2005 at prices ranging from $.149 to $.213 per share. During 2004, 2003, and 2002 $2,748,108 had been converted into 25,314,096 shares of the Company's common stock at conversion prices ranging from $.028 to $.375 per share.

The Company entered into a second Loan Agreement, most recently modified on October 31, 2003, whereby it issued an 8% convertible note in the amount of $2,250,000, due November 7, 2005 (the "Series B Note") to Buyer. The Series B
Note is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Based upon advances through March 31, 2005 totaling $2,250,000, had the Buyer converted the series B Note at issuance, Buyer would have received $3,082,193 in aggregate value of the company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $832,193 is being charged to interest expense over the term of the related note. The beneficial conversion feature that was charged to interest expense totaled $30,062 and $80,131 for the three months ended March 31, 2005 and 2004, respectively. The total beneficial conversion discount related to this note has been recorded as an increase in additional paid in capital and the unamortized portion as a reduction in the related note. In addition, the Company entered into a Registration Rights Agreement whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) within sixty (60) days of a request from the Buyer (Filing Date), covering the common stock to be issued upon conversion of the Series B Note. If this Registration Statement is not declared effective by the SEC within sixty (60) days of the filing date the conversion percentage shall decrease by two percent (2%) for each month that the Registration Statement is not declared effective. The modified Series B Note requires that principal and interest be payable in shares of common stock, or cash, at the discretion of the Company, and provides that any fees or expenses related to any registration of the common stock will be borne equally by the Company and the Buyer.

Note 7. Related party transactions

During the three months ended March 31, 2004 the Company purchased approximately $40,000 of memorabilia for sale from Steven Rotman, the father of Richard and Greg Rotman. There were no such purchases during the three months ended March 31, 2005.

Note 8. Issuance of Common Stock

During the three months ended March 31, 2005 the Company issued 1,432,511 shares of common stock in connection with the payment of approximately $282,000 of professional and consulting fees.

During the three months ended March 31, 2004 the Company issued 1,017,137 shares of common stock in connection with the payment of approximately $284,000 of professional and consulting fees.

Note 9. Subsequent Event

On May 9, 2005, the Company entered into a Settlement Agreement and Mutual Release with Leslie Rotman ("Seller") to settle all outstanding disputes regarding the value paid and the value received in the 2001 transaction in which Seller, Rotman Collectibles, Inc., and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Rotman Collectibles, Inc., a Massachusetts corporation, was merged into the Company's Delaware subsidiary, now named Rotman Collectibles, Inc. Seller is the mother of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. To settle any possible differences or disputes between the value paid and the value received, Seller has delivered 2,000,000 shares of the Company's common stock into escrow, with a fair market value of $600,000 and has granted the Company an option to purchase the shares for $.001 per share. The option is assignable by the Company and expires one year from the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

      Our new celebrity services offer famous people official web sites and fan-club services including e-commerce storefronts, articles, polls, message boards, contests, biographies and custom features to attract tens of thousands of visitors daily. Our innovative products and services are utilized in online auction management, e-commerce and web site development. AuctionInc. provides auction management tools and services to sellers and buyers. The technology is based on our patent-pending process that streamlines back-office and shipping processes for online auctions and e-commerce. Our autograph signing events, working in conjunction with our new sports agent marketing services, known as K Sports, have created more services and opportunities for our sports clientele. Rotman Auction leverages the relationships from celebrity services and K Sports to sell products through distribution and retail outlets. We purchase and sell collectibles and memorabilia through our Rotman Auction brand. Rotman Auction is an eBay Platinum Powerseller that sells thousands of items each week on eBay and provides consignment services, authentication and public and private autograph events. We also build and maintain large database-driven portals across a broad array of industries, including CollectingChannel.com, which is home to our online appraisal service, Ask the Appraiser.

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

Results of Operations

      The following discussion compares the Company's results of operations for the three months ended March 31, 2005 with those for the three months ended March 31, 2004. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

      Revenues. For the three months ended March 31, 2005, revenues were $859,700, 54% of which is attributable to sales of the Company's own product, including products obtained through live autograph signings, and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were $467,100. Fan club membership and related merchandise sales revenues were $268,000, 31% of gross revenues, Sports marketing revenues were $121,100, 14% of gross revenues, and advertising and web hosting fees were $3,500 or less than 1% of gross revenues during the three months ended March 31, 2005.

      The Company's 2005 revenues represent an increase of $473,700, or 123%, from the three months ended March 31, 2004, in which revenues were $386,000. For the three months ended March 31, 2004, sales of Company owned product through the Rotman Auction operations were $383,100, or 99% of gross sales, and advertising and web hosting fees were $2,900, or 1% of gross revenues.

      The reason for the increase in revenues was higher sales of Company owned product of approximately $84,000 from the same period in 2004 and $389,100 of revenues from our recently established sports marketing and fan club membership services. Gross profit from Company owned product sales for the year ended March 31, 2005 was approximately $90,800, $91,400 less than in 2004. Since gross margin percentages on Company owned product dropped from 48% to 19%, and sales of Company owned product were $84,000 higher in the three months ended March 31, 2005, the Company produced $92,400 fewer gross margin dollars in 2005. The increase in sales is attributable to listing higher priced goods in 2005 than in 2004. The drop in gross profit margin is attributable to a continuing decline in traffic on eBay, resulting in less competitive bidding. In addition, during the fourth quarter of 2004 the Company acquired the operating assets of K Sports & Entertainment LLC ("K Sports"), a sports marketing business and entered into a contract to host and manage the fan club website for a major performing artist. Revenues from these two sources accounted for $389,100 of revenues in 2005.

      Operating Expenses. Total operating expenses for the three months ended March 31, 2005 were $1,217,300, compared to $907,700 for the corresponding period in 2004, an increase of $309,600. Sales, general and administrative ("SG&A") expenses for the three months ended March 31, 2005 were $1,105,400, compared to $760,100 for the three months ended March 31, 2004. The increase of $345,300 in SG&A costs includes increases in payroll of $150,000, advertising of $16,500, professional fees of $118,800, and other costs of $90,800 offset by a decrease in depreciation and amortization of $31,000 as older assets become fully depreciated and amortized. The additional payroll and other costs are attributable to additional personnel, professional fees, travel, and shipping and postage related to the integration and development of K Sports and fan club services. Costs associated with planning, maintaining and operating our web sites for the three months ended March 31, 2005 decreased $35,700 from 2004. This decrease is due primarily to lower depreciation as certain website development costs became fully depreciated in 2005.

      Interest Expense. For the three months ended March 31, 2005, the Company incurred interest charges of approximately $93,800 principally associated with one convertible note, compared to interest charges of $128,200 for the corresponding period in 2004. The decrease of $34,500 is attributable to lower amortization of beneficial conversion features in 2005 offset by interest on short term debt.

      Net Loss. The Company realized a net loss for the three months ended March 31, 2005 of $979,000, or $.01 per share, as compared to a loss of $850,900, or $.01 per share for the three months ended March 31, 2004.

      Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

      At March 31, 2005, total assets of the Company were $1,501,200, compared to $1,764,900 at December 31, 2004. The decrease was primarily due to depreciation and amortization totaling $229,600.

Operating Cash Flows

      A summarized reconciliation of the Company's net losses to cash used in operating activities for the three months ended March 31, 2005 compared to March 31, 2004, is as follows:

                                                           2005          2004
                                                        ---------     ---------
      Net loss                                          $(978,900)    $(850,900)
      Depreciation and amortization                       229,600       293,400
      Amortization of unearned compensation                15,000            --
         Amortization of beneficial conversion
          discount and debt discount                       30,100        80,100
      Common stock issued in payment
          of services                                     376,500       315,400
      Common stock issued in payment
          of interest                                       8,000            --
         Changes in current assets and liabilities        215,900       (44,300)
                                                        ---------     ---------

      Net cash used in operating activities             $(103,800)    $(206,300)
                                                        =========     =========

Working Capital and Liquidity

      The Company had cash and cash equivalents of $30,300 at March 31, 2005, compared to $43,600 at December 31, 2004. The Company had a $612,800 deficit in working capital at March 31, 2005, compared to a working capital deficit of $542,700 at December 31, 2004. At March 31, 2005 current liabilities were $1,391,800 compared to $1,446,000 at December 31, 2004. During the three months ended March 31, 2005 current liabilities decreased primarily due retirement of short-term debt offset by an increase in accounts payable and routine accruals.

      As discussed in greater detail in Note 6 to the Financial Statements, the Company has outstanding convertible debt held by Augustine Fund, L.P. The Series A Note, in the original principal amount of $3,000,000, has completely retired as of March 31, 2005 through the conversion of principal into common stock. The Series B Note has a principal amount outstanding as of March 31, 2005 of $2,250,000.

      The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2004. The Company needs an infusion of $600,000 to $800,000 of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits from its celebrity services products and websites; including memberships, fan experiences, ticketing, appearances, and merchandise sales. In addition, the Company hosts a suite of management tools and enhanced shipping calculator solutions for small ecommerce enterprises. These services, coupled with sales of movie posters, both from inventory and on consignment, and web hosting are expected to increase revenues and result in higher gross profit. Subject to the discussion below, Management believes that the Company has sufficient commitments to fund operations during the next 12 months. These commitments include call options for approximately 2,000,000 shares of Company common stock valued at approximately $600,000. Finally, Management believes that it has identified several potential funding sources for additional financing. Management believes that these plans should result in obtaining sufficient operating cash through the next 12 months. However, there can be no assurance that the above mentioned potential financing can be completed on terms reasonably acceptable to the Company.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) During the first quarter of 2005, the Company received conversion requests from Augustine Fund, L.P. for $251,892 of the March 23, 2000 convertible note, representing the remaining balance on the $3,000,000 convertible note, into 1,412,942 shares of common stock of the Company. The shares were issued on April 19, 2005 at prices ranging from $.149 to $.213 per share. The shares are freely tradable pursuant to Rule 144 of the Securities Act of 1933. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible note for its own account. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The Company did not issue any shares of its common stock to Augustine Fund, L.P., for interest due pursuant to the 8% convertible note in the principal amount of $2,250,000 issued by the Company to the Augustine Fund, L.P. on November 7, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      On May 9, 2005, the Company entered into a Settlement Agreement and Mutual Release with Leslie Rotman ("Seller"). Seller, Rotman Collectibles, Inc., and the Company had entered into an Agreement and Plan of Merger (the "Merger Agreement") on October 23, 2001, pursuant to which Rotman Collectibles, Inc., a Massachusetts corporation, was merged into the Company's Delaware subsidiary, now named Rotman Collectibles, Inc. on November 7, 2001. Seller is the mother of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. As consideration for the merger, Seller was issued a 6% Convertible Promissory Note equal to $1,000,000. The note was paid in full through the issuance of stock during the first quarter of 2002. Prior to entering into the Merger Agreement, the Company had engaged an appraiser to appraise the assets of Rotman Collectibles, which consisted primarily of movie posters. The appraised value exceeded $2,000,000. Based on its current sales projections, the Company does not expect to obtain revenues equal to the appraised value. To settle any possible differences or disputes between the value paid and the value received, Seller has delivered 2,000,000 shares of the Company's common stock into escrow, with a fair market value of $600,000, based on a closing bid price of the Company's common stock of $.30 as of Friday, May 6, 2005, and has granted the Company an option to purchase the shares for $.001 per share, which option is assignable by the Company in whole or in part. The Settlement Agreement and Mutual Release, dated May 9, 2005, is attached hereto as Exhibit 10.1. The Escrow Agreement, dated May 9, 2005, is attached hereto as
Exhibit 10.2. This information is provided in lieu of a Form 8-K filing with respect to Item 1.01, which would otherwise be required to be filed with respect to this information as of May 13, 2005, which is the date of this filing.

ITEM 6. EXHIBITS

            10.1 Settlement Agreement and Mutual Release by and between Leslie Rotman and the Company, dated May 9, 2005.

            10.2 Escrow Agreement, by and among Leslie Rotman, the Company, and Olde Monmouth Stock Transfer Co., Inc., as Escrow Agent, dated May 9, 2005.

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

      Dated: May 13, 2005                       PAID, INC.
                                                Registrant


                                                /s/ Gregory Rotman
                                                --------------------------------
                                                Gregory Rotman, President


                                                /s/ Richard Rotman
                                                --------------------------------
                                                Richard Rotman, Chief Financial
                                                Officer, Vice President and
                                                Secretary

                                LIST OF EXHIBITS

    Exhibit No.   Description
    -------------------------

    10.1 Settlement Agreement and Mutual Release by and between Leslie Rotman and the Company, dated May 9, 2005.

    10.2 Escrow Agreement, by and among Leslie Rotman, the Company, and Olde Monmouth Stock Transfer Co., Inc., as Escrow Agent, dated May 9, 2005.

    31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

    31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

    32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002