Form 10QSB
period 2005-06-30
PAID INC
filed 2005-08-12
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                              Yes |X|      No |_|

      As of August 3, 2005, the issuer had outstanding 182,943,870 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                              Yes |_|      No |X|

                                   Paid, Inc.
                                 and Subsidiary
                                   Form 10-QSB
                For the Three and Six Months ended June 30, 2005

                                TABLE OF CONTENTS

Part I - Financial Information

  Item 1. Financial Statements

            Consolidated Balance Sheets
            June 30, 2005 (unaudited) and December 31, 2004 (audited)..........3

            Consolidated Statements of Operations
            Three and Six months ended June 30, 2005 and
            2004 (unaudited)...................................................4

            Consolidated Statements of Cash Flows
            Six months ended June 30, 2005 and
            2004 (unaudited)...................................................5

            Consolidated Statements of Changes in Shareholders' Deficit
            Six months ended June 30, 2005
            (unaudited)........................................................6

            Notes to Consolidated Financial Statements
            Six months ended June 30, 2005 and 2004.........................7-14

  Item 2. Management's Discussion and Analysis or
          Plan of Operation...................................................15

  Item 3. Controls and Procedures.............................................20

Part II - Other Information

  Item 1. Legal Proceedings...................................................21

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ........21

  Item 3. Defaults Upon Senior Securities.....................................21

  Item 4. Submission of Matters to a Vote of Security Holders.................21

  Item 5. Other Information ..................................................21

  Item 6. Exhibits ...........................................................22

  Signatures..................................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PAID INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,        December 31,
                            ASSETS                                   2005              2004
                            ------                                   ----              ----
                                                                 (Unaudited)         (Audited)
Current assets:
    Cash and cash equivalents                                   $     32,357       $     43,558
    Accounts receivable                                               35,007             45,739
    Inventories, net                                                 483,070            624,082
    Investment in call options                                       427,500                 --
    Prepaid expenses                                                  36,150            125,180
    Due from employees                                                52,099             55,656
    Other current assets                                               9,073              9,073
                                                                ------------       ------------

       Total current assets                                        1,075,256            903,288

Property and equipment, net                                          227,009            172,706

Other intangible assets, net                                         298,365            688,872
                                                                ------------       ------------

Total assets                                                    $  1,600,630       $  1,764,866
                                                                ============       ============

             LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Notes payable                                               $    130,000       $    290,000
    Loan payable                                                     100,000                 --
    Accounts payable                                                 234,953            164,829
    Accrued expenses                                                 851,805            991,196
                                                                ------------       ------------

       Total current liabilities                                   1,316,758          1,446,025
                                                                ------------       ------------

Convertible debt                                                   2,156,586          2,398,021
                                                                ------------       ------------

Shareholders' deficit:
    Common stock, $.001 par value, 350,000,000 shares
     authorized; 181,155,377 and 173,320,731 shares issued
     and outstanding at June 30, 2005
     and December 31, 2004, respectively                             181,155            173,321
    Additional paid-in capital                                    22,775,957         21,166,334
    Accumulated deficit                                          (24,824,826)       (23,383,835)
    Unearned compensation                                             (5,000)           (35,000)
                                                                ------------       ------------

       Total shareholders' deficit                                (1,872,714)        (2,079,180)
                                                                ------------       ------------

Total liabilities and shareholders' deficit                     $  1,600,630       $  1,764,866
                                                                ============       ============

           See accompanying notes to consolidated financial statements

                            PAID INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three months         Six months         Three months        Six months
                                                          ended June          ended June          ended June         ended June
                                                          30, 2005             30, 2005            30, 2004           30, 2004
                                                        -------------       -------------       -------------       -------------
Revenues                                                $     633,356       $   1,493,009       $     363,304       $     749,286

Cost of revenues                                              258,612             786,121             165,799             366,713
                                                        -------------       -------------       -------------       -------------

Gross profit                                                  374,744             706,888             197,505             382,573
                                                        -------------       -------------       -------------       -------------

Operating expenses:
     Selling, general, and administrative expenses            907,448           2,012,838             705,909           1,466,041
     Web site development costs                               175,876             287,777             228,729             376,332
                                                        -------------       -------------       -------------       -------------

        Total operating expenses                            1,083,324           2,300,615             934,638           1,842,373
                                                        -------------       -------------       -------------       -------------

Loss from operations                                         (708,580)         (1,593,727)           (737,133)         (1,459,800)
                                                        -------------       -------------       -------------       -------------

Other income (expense):
     Interest expense                                         (78,523)           (172,312)           (127,558)           (255,796)
     Loss on call options                                    (145,500)           (145,500)                 --                  --
     Other income                                             470,547             470,548                  23                  67
                                                        -------------       -------------       -------------       -------------

        Total other income (expense), net                     246,524             152,736            (127,535)           (255,729)
                                                        -------------       -------------       -------------       -------------

Loss before income taxes                                     (462,056)         (1,440,991)           (864,668)         (1,715,529)

Provision for income taxes                                         --                  --                  --                  --
                                                        -------------       -------------       -------------       -------------

Net loss                                                $    (462,056)      $  (1,440,991)      $    (864,668)      $  (1,715,529)
                                                        =============       =============       =============       =============

Loss per share (basic and diluted)                      $       (0.00)      $       (0.01)      $       (0.01)      $       (0.01)
                                                        =============       =============       =============       =============

     Weighted average shares                              178,777,729         176,565,145         162,288,948         161,139,972
                                                        =============       =============       =============       =============

           See accompanying notes to consolidated financial statements

                            PAID INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                              2005              2004
                                                                              ----              ----
Operating activities:
    Net loss                                                              $(1,440,991)      $(1,715,529)
    Adjustments to reconcile net loss to net
     cash used in operating activities
        Depreciation and amortization                                         458,333           572,540
        Bad debt expense                                                          340                --
        Settlement Agreement and Mutual Release-call options                 (470,500)               --
        Amortization of unearned compensation                                  30,000                --
        Beneficial conversion feature                                          60,457           159,559
        Loss on call options                                                  145,500                --
        Common stock issued in payment of professional
               and consulting fees                                            831,870           486,450
        Issuance of common stock pursuant to exercise of
          stock options granted to employees for services                     135,748            57,926
        Common stock issued in payment of interest                              8,000                --
        Changes in assets and liabilities:
          Accounts receivable                                                  10,392            (2,122)
          Inventories                                                          11,512           (54,151)
          Prepaid expense and other current assets                             92,587           (57,148)
          Accounts payable                                                     70,124           (61,321)
          Accrued expenses                                                   (139,391)          235,701
                                                                          -----------       -----------

             Net cash used in operating activities                           (196,019)         (378,095)
                                                                          -----------       -----------

Investing activities:
    Proceeds from assignment of call options                                   27,000                --
    Property and equipment additions                                         (122,129)           (1,634)
                                                                          -----------       -----------

             Net cash used in investing activities                            (95,129)           (1,634)
                                                                          -----------       -----------

Financing activities:
    Net repayment of notes payable                                                 --           (15,000)
    Proceeds from loan payable                                                100,000                --
    Proceeds from sale of warrants                                             50,000                --
    Proceeds from sale of common stock                                         30,000                --
    Proceeds from convertible debt                                                 --            65,926
    Proceeds from assignment of call options                                   99,611           247,000
    Proceeds from exercise of stock options                                       336               176
                                                                          -----------       -----------

             Net cash provided by financing activities                        279,947           298,102
                                                                          -----------       -----------

Net decrease in cash and equivalents                                          (11,201)          (81,627)

Cash and equivalents, beginning                                                43,558           104,397
                                                                          -----------       -----------

Cash and equivalents, ending                                              $    32,357       $    22,770
                                                                          ===========       ===========

                   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

    Income taxes                                                          $        --       $        --
                                                                          ===========       ===========

    Interest                                                              $        --       $     1,125
                                                                          ===========       ===========

           See accompanying notes to consolidated financial statements

                            PAID INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                   (Unaudited)

                                                          Common stock       Additional
                                                    ----------------------     Paid-in     Accumulated     Unearned
                                                       Shares      Amount      Capital       deficit     Compensation      Total
                                                    -----------   --------   -----------   ------------  ------------   -----------
Balance, December 31, 2004                          173,320,731   $173,321   $21,166,334   $(23,383,835)    $(35,000)   $(2,079,180)

Common stock issued pursuant to exercise of stock
   options granted to employees for services            576,463        576       135,172             --           --        135,748

Common stock issued in payment of
   professional and consulting fees                   4,177,992      4,178       827,692             --           --        831,870

Common stock issued in payment of
   interest on note payable                              38,095         38         7,962             --           --          8,000

Common stock issued in payment of note payable          761,905        762       159,238             --           --        160,000

Issuance of common stock                                200,000        200        29,800             --           --         30,000

Stock options exercised                                 336,364        336                           --           --            336

Common stock issued for payment of
   convertible debt                                   1,743,827      1,744       300,148             --           --        301,892

Amortization of unearned compensation                        --         --            --             --       30,000         30,000

Proceeds from sale of warrants                               --         --        50,000             --           --         50,000

Proceeds from assignment of call options                     --         --        99,611             --           --         99,611

Net loss                                                     --         --            --     (1,440,991)          --     (1,440,991)
                                                    -----------   --------   -----------   ------------     --------    -----------

Balance, June 30, 2005                              181,155,377   $181,155   $22,775,957   $(24,824,826)    $ (5,000)   $(1,872,714)
                                                    ===========   ========   ===========   ============     ========    ===========

See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 and 2004

Note 1. Organization and Summary of Significant Accounting Policies

Line of business

During the fourth quarter of 2004 Paid Inc. and subsidiary ("the "Company") acquired the operating assets of K Sports & Entertainment LLC ("K Sports"), a company that operated as a sports agency business. In addition, Paid's celebrity services operations host a number of celebrity websites and has begun the electronic management of performing artists' fan clubs and related services.

The Company also provides other services for celebrities and sports personalities including autograph signings, appearances, marketing opportunities and event ticketing. The Company continues to sell sports collectibles and merchandise through a variety of outlets, including online auctions and wholesale and distribution outlets.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at June 30, 2005 and December 31, 2004 the Company has provided for reserves totaling $175,000 and $300,000, respectively.

Investment in call options

The Company accounts for investment in call options in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Accordingly, call options are recorded at fair value on the date they are received and adjusted to fair value at the balance sheet date. Any realized or unrealized gains or losses are recorded in other income (expense).

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

Advertising Costs

Advertising costs totaling approximately $68,000 in 2005 and $48,000 in 2004 are charged to expense when incurred.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 13,414,634 as of June 30, 2005 and 10,660,188 as of June 30, 2004. The number of common shares that would be included in the calculation of outstanding options is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 27,365,054 shares and 25,466,000 shares at June 30, 2005 and 2004, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each period.

Website and Software Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment." During the six months ended June 30, 2005 the Company capitalized approximately $119,000 of website development costs. There was no such capitalization during the six months ended June 30, 2004.

Note 2. Notes and Loan Payable

At June 30, 2005 and December 31, 2004 the Company was obligated on short-term demand notes payable to a related party totaling $130,000 bearing interest at 8%. Interest expense charged to operations in connection with these related party notes totaled approximately $5,200 for each of the six months ended June 30, 2005 and 2004.

In addition, at June 30, 2005 the Company was obligated on a demand loan from Augustine Fund, L.P. in the amount of $100,000, bearing interest at 8%.

At December 31, 2004 the Company was also obligated on a $160,000 short-term note payable, bearing interest at 18%, and due on March 1, 2005. In addition, the Company issued 125,000 unregistered shares of stock valued at $17,500 as an origination fee which was amortized over the life of the note. This note and all related accrued interest was repaid through the issuance of 800,000 shares of common stock on March 1, 2005.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

                                                      June 30,      December 31,
                                                        2005            2004
                                                      --------      ------------
Interest                                              $224,739        $129,635
Payroll                                                165,282         141,818
Professional & Consulting fees                         132,696         378,210
Consignments                                           172,782         173,626
Due to K Sports                                         62,500          62,500
Commissions                                             10,000          40,000
Other                                                   83,806          65,407
                                                      --------        --------
                                                      $851,805        $991,196
                                                      ========        ========

Note 4. Common Stock

Call Option Agreements

In connection with a settlement agreement with CSEI, the Company was granted call options for 2,283,565 unregistered common shares held by CSEI at an exercise price of $.001 per share. All remaining call options were assigned during January 2005.

On May 9, 2005, the Company entered into a Settlement Agreement and Mutual Release with Leslie Rotman ("Seller") to settle all outstanding disputes regarding the value paid and the value received in the 2001 transaction in which Seller, Rotman Collectibles, Inc., and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Rotman Collectibles, Inc., a Massachusetts corporation, was merged into the Company's Delaware subsidiary, now named Rotman Collectibles, Inc. Seller is the mother of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. To settle any possible differences or disputes between the value paid and the value received, Seller delivered 2,000,000 shares of the Company's common stock into escrow, with a fair market value of $600,000 based on the closing bid price of $0.30 on May 6, 2005 (as set forth in the Settlement Agreement and Mutual Release) and granted the Company an option to purchase the shares for $.001 per share. The option is assignable by the Company and expires one year from the date of grant. The related $600,000 settlement has been apportioned between other income in the amount $340,500, representing the amount attributable to goods sold in prior years and $259,500 as reductions of inventory cost at January 1, 2005. Also included in other income is the effect of reducing the $130,000 reserve related to the movie poster inventory at January 1, 2005.

During the six months ended June 30, 2005 and 2004 the Company assigned options to purchase 394,565 and 525,000 shares of stock from CSEI to certain individuals in exchange for $99,611 and $247,000, respectively, which was added to the paid in capital of the Company. In addition, during the six months ended June 30, 2005 the Company assigned options to purchase 100,000 shares of stock from Leslie Rotman to certain individuals in exchange for $27,000.

Stock Options and Warrants

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 70,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. During the six months ended June 30, 2005 the Company granted options for 4,754,455 shares at various dates aggregating $967,618 under this plan. During the six months ended June 30, 2004 the Company granted options for 1,916,715 shares at various dates aggregating $544,376 under this plan. All options granted during these periods were exercised.

During the six months ended June 30, 2005 the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor paid the Company $50,000 as a deposit ("Deposit") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time within one year of the Agreement at $.15 per share. If exercised, the $50,000 will be applied as partial payment of the exercise price. If the Warrants are not exercised within one year the Deposit will be forfeited. The Deposit has been recorded as an addition to Paid in Capital.

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

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                        2005              2004
                                                        ----              ----
Net loss
         As reported                               1,440,991     $  (1,715,529)
Stock based compensation cost,
         as reported (net of tax)                     30,000                --
Stock based compensation cost
   that would have been included
   in the determination of net
   net income had the fair value
         method been applied (net of tax)            (30,000)         (135,300)
   Pro forma                                              --                --
                                                  (1,440,991)       (1,850,829)
                                               =============     =============

Loss per share (basic and diluted)
   as reported                                 $        (.01)    $        (.01)
                                               =============     =============
   Proforma loss per share (basic
         and diluted), as adjusted             $        (.01)    $        (.01)
                                               =============     =============

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                        2005              2004
                                                        ----              ----
Net loss
         As reported                           $    (462,056)    $    (864,668)
Stock based compensation cost,
         as reported (net of tax)                     15,000                --
Stock based compensation cost
   that would have been included
   in the determination of net
   net income had the fair value                     (15,000)          (67,650)
         method been applied (net of tax)                 --                --
                                               $    (462,056)    $    (932,318)
   Pro forma                                        ========          ========

Loss per share (basic and diluted)
   as reported                                 $        (.00)    $        (.01)
                                               =============     =============
   Proforma loss per share (basic
         and diluted), as adjusted             $        (.00)    $        (.01)
                                               =============     =============

Note 5. Income Taxes

There was no provision for income taxes for the six months ended June 30, 2005 and 2004 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

At June 30, 2005, the Company has federal and state net operating loss carry forwards of approximately $20,000,000 available to offset future taxable income. The state carry-forwards will expire intermittently through 2010, while the federal carry forwards will expire intermittently through 2025.

Note 6. Convertible Debt Financing

As of June 30, 2005 the Company has outstanding $2,200,000 of convertible debt, which is presented net of unamortized beneficial conversion discounts of $43,414.

On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note"), due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The Series A Note, as most recently modified on May 21, 2002, provided for the extensions of the maturity date until March 31, 2005. As of June 30, 2005 this note has been paid in full through a series of conversions to common stock. During the six months ended June 30, 2005 the Company received conversion requests for the remaining $251,892 balance into 1,412,942 common shares at prices ranging from $.149 to $.213 per share. During 2004, 2003, and 2002 $2,748,108 had been converted into 25,314,096 shares of the Company's common stock at conversion prices ranging from $.028 to $.375 per share.

The Company entered into a second Loan Agreement, most recently modified on October 31, 2003, whereby it issued an 8% convertible note in the amount of $2,250,000, due November 7, 2005 (the "Series B Note") to Buyer. The Series B
Note is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Based upon advances through June 30, 2005 totaling $2,250,000, had the Buyer converted the series B Note at issuance, Buyer would have received $3,082,193 in aggregate value of the company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $832,193 is being charged to interest expense over the term of the related note. The beneficial conversion feature that was charged to interest expense totaled $30,395 and $60,457 during the three and six months ended June 30, 2005, respectively. The beneficial conversion feature that was charged to interest expense totaled $79,428 and $159,559 during the three and six months ended June 30, 2004, respectively. The total beneficial conversion discount related to this note has been recorded as an increase in additional paid in capital and the unamortized portion as a reduction in the related note. In addition, the Company entered into a Registration Rights Agreement whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) within sixty (60) days of a request from the Buyer (Filing Date), covering the common stock to be issued upon conversion of the Series B Note. If this Registration Statement is not declared effective by the SEC within sixty (60) days of the filing date the conversion percentage shall decrease by two percent (2%) for each month that the Registration Statement is not declared effective. The modified Series B Note requires that principal and interest be payable in shares of common stock, or cash, at the discretion of the Company, and provides that any fees or expenses related to any registration of the common stock will be borne equally by the Company and the Buyer.

Note 7. Related Party Transactions

During the six months ended June 30, 2004 the Company purchased approximately $40,000 of memorabilia for sale from Steven Rotman, the father of Richard and Greg Rotman. There were no such purchases during the six months ended June 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Paid's celebrity services offer famous people official web sites and fan-club services including event ticketing, e-commerce storefronts, articles, polls, message boards, contests, biographies and custom features to attract tens of thousands of visitors daily. Our innovative products and services are utilized in online auction management, e-commerce and web site development. AuctionInc. provides auction management tools and services to sellers and buyers. The technology is based on our patent-pending process that streamlines back-office and shipping processes for online auctions and e-commerce. Our autograph signing events, working in conjunction with our new sports agent marketing services, known as K Sports, have created more services and opportunities for our sports clientele. Rotman Auction leverages the relationships from celebrity services and K Sports to sell products through distribution and retail outlets. We purchase and sell collectibles and memorabilia through our Rotman Auction brand. Rotman Auction continues to sell thousands of items each week and provides other services such as authentication and public and private autograph events. We also build and maintain large database-driven portals across a broad array of industries, including CollectingChannel.com, which is home to our online appraisal service, Ask the Appraiser.

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

Results of Operations

Three Months ended June 30, 2005 and 2004

The following discussion compares the Company's results of operations for the three months ended June 30, 2005 with those for the three months ended June 30, 2004. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the three months ended June 30, 2005, revenues were $633,400, 57% of which is attributable to sales of the Company's own product, including products obtained through live autograph signings, and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were $366,000. Fan club membership and related merchandise sales revenues were $137,800, 21% of gross revenues, sports marketing revenues were $108,800, 17% of gross revenues, and advertising and web hosting fees were $8,100 or less than 1% of gross revenues during the three months ended June 30, 2005.

The Company's 2005 revenues represent an increase of $270,100, or 74%, from the three months ended June 30, 2004, in which revenues were $363,300. For the three months ended June 30, 2004, sales of Company owned product through the Rotman Auction operations were $352,100, or 94% of gross sales, and advertising and web hosting fees were $5,800, or 2% of gross revenues.

The reason for the increase in revenues was higher sales of Company owned product of approximately $13,800 from the same period in 2004 and $246,600 of revenues from our recently established sports marketing and fan club membership services. Gross profit from Company owned product sales for the three months ended June 30, 2005 was approximately $226,700, $38,100 more than in 2004. Since gross margin percentages on Company owned product increased from 53% to 62%, and sales of Company owned product were $13,800 higher in the three months ended June 30, 2005, the Company produced $38,100 more gross margin dollars in 2005. The increase in sales is attributable to listing higher priced goods in 2005 than in 2004. The increase in gross profit margin is attributable to the effect on cost of sales of the settlement with Leslie Rotman with respect to the movie poster inventory offset by a continuing decline in traffic on eBay, resulting in less competitive bidding. In addition, during the fourth quarter of 2004 the Company acquired the operating assets of K Sports & Entertainment LLC ("K Sports"), a sports marketing business and entered into a contract to host and manage the fan club website for a major performing artist. Revenues from these two sources accounted for $246,600 of revenues in 2005.

Operating Expenses. Total operating expenses for the three months ended June 30, 2005 were $1,083,300, compared to $934,600 for the corresponding period in 2004, an increase of $148,700. Sales, general and administrative ("SG&A") expenses for the three months ended June 30, 2005 were $907,400, compared to $705,900 for the three months ended June 30, 2004. The increase of $201,500 in SG&A costs includes increases in payroll of $118,800, professional fees of $63,000, and other costs of $25,700 offset by a decrease in depreciation and amortization of $18,000 as older assets become fully depreciated and amortized. The additional SG&A costs are attributable to additional personnel, professional fees, travel, and shipping and postage related to the integration and development of K Sports and fan club services. Costs associated with planning, maintaining and operating our web sites for the three months ended June, 30, 2005 decreased $53,000 from 2004. This decrease is due primarily to lower depreciation as certain website development costs became fully depreciated in 2005.

Other Income. For the three months ended June 30, 2005 other income increased by $325,000 from the comparable 2004 period. This increase is attributable to a portion of the settlement with Leslie Rotman offset by realized and unrealized losses on the fair value of the investment in call options.

Interest Expense. For the three months ended June 30, 2005, the Company incurred interest charges of approximately $78,500 principally associated with one convertible note, compared to interest charges of $127,600 for the corresponding period in 2004. The decrease of $49,000 is attributable to lower amortization of beneficial conversion features in 2005 offset by interest on short term debt.

Net Loss. The Company realized a net loss for the three months ended June 30, 2005 of $462,100, or less than $.01 per share, as compared to a loss of $864,700, or $.01 per share for the three months ended June 30, 2004.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Six Months ended June 30, 2005 and 2004

The following discussion compares the Company's results of operations for the six months ended June 30, 2005 with those for the six months ended June 30, 2004. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the six months ended June 30, 2005, revenues were $1,493,000, 56% of which is attributable to sales of the Company's own product, including products obtained through live autograph signings, and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were $833,000. Fan club membership and related merchandise sales revenues were $405,700, 27% of gross revenues, sports marketing revenues were $229,900, 15% of gross revenues, and advertising and web hosting fees were $11,000 or less than 1% of gross revenues during the six months ended June 30, 2005.

The Company's 2005 revenues represent an increase of $743,700, or 99%, from the six months ended June 30, 2004, in which revenues were $749,300. For the six months ended June 30, 2004, sales of Company owned product through the Rotman Auction operations were $730,600, or 96% of gross sales, and advertising and web hosting fees were $8,800, or 1% of gross revenues.

The reason for the increase in revenues was higher sales of Company owned product of approximately $102,400 from the same period in 2004 and $635,700 of revenues from our recently established sports marketing and fan club membership services. Gross profit from Company owned product sales for the six months ended June 30, 2005 was approximately $317,400, $48,900 less than in 2004. Since gross margin percentages on Company owned product dropped from 50% to 38%, and sales of Company owned product were $102,400 higher in the six months ended June 30, 2005, the Company produced $48,900 fewer gross margin dollars in 2005. The increase in sales is attributable to listing higher priced goods in 2005 than in 2004. The drop in gross profit margin is attributable to a continuing decline in traffic on eBay, resulting in less competitive bidding, offset by the effect on cost of sales of the settlement with Leslie Rotman with respect to the movie poster inventory. In addition, during the fourth quarter of 2004 the Company acquired the operating assets of K Sports & Entertainment LLC ("K Sports"), a sports marketing business and entered into a contract to host and manage the fan club website for a major performing artist. Revenues from these two sources accounted for $635,700 of revenues in 2005.

Operating Expenses. Total operating expenses for the six months ended June 30, 2005 were $2,300,600, compared to $1,842,400 for the corresponding period in 2004, an increase of $458,200. Sales, general and administrative ("SG&A") expenses for the six months ended June 30, 2005 were $2,012,800, compared to $1,466,000 for the six months ended June 30, 2004. The increase of $546,800 in SG&A costs includes increases in payroll of $268,800, advertising of $20,000, professional fees of $181,800, and other costs of $116,500 offset by a decrease in depreciation and amortization of $49,600 as older assets become fully depreciated and amortized. The additional SG&A costs are attributable to additional personnel, professional fees, travel, and shipping and postage related to the integration and development of K Sports and fan club services. Costs associated with planning, maintaining and operating our web sites for the six months ended June, 30, 2005 decreased $88,600 from 2004. This decrease is due primarily to lower depreciation as certain website development costs became fully depreciated in 2005.

Other income. For the six months ended June 30, 2005 other income increased by $325,000 from the comparable 2004 period. This increase is attributable to a portion of the settlement with Leslie Rotman offset by realized and unrealized losses on the fair value of the investment in call options.

Interest Expense. For the six months ended June 30, 2005, the Company incurred interest charges of approximately $172,300 principally associated with one convertible note, compared to interest charges of $255,800 for the corresponding period in 2004. The decrease of $83,500 is attributable to lower amortization of beneficial conversion features in 2005 offset by interest on short term debt.

Net Loss. The Company realized a net loss for the six months ended June 30, 2005 of $1,441,000, or $.01 per share, as compared to a loss of $1,715,500, or $.01 per share for the six months ended June 30, 2004.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

      At June 30, 2005, total assets of the Company were $1,600,600, compared to $1,764,900 at December 31, 2004. The decrease was primarily due to depreciation and amortization totaling $458,300 offset by receipt of call options from Leslie Rotman.

Operating Cash Flows

      A summarized reconciliation of the Company's net losses to cash used in operating activities for the six months ended June 30, 2005 compared to June 30, 2004, is as follows:

                                                         2005            2004
                                                         ----            ----
      Net loss                                      $(1,440,000)    $(1,715,500)
      Depreciation and amortization                     458,300         572,500
      Amortization of unearned compensation              30,000              --
      Amortization of beneficial conversion
        discount and debt discount                       60,500         159,600
      Common stock issued in payment
        of services                                     967,600         544,400
      Common stock issued in payment
        of interest                                       8,000              --
      Receipt of call options, net of related
        losses                                         (454,500)             --
      Changes in current assets
        and liabilities                                 174,100          60,900
                                                    -----------     -----------
      Net cash used in operating activities         $  (196,000)    $  (378,100)
                                                    ===========     ===========

Working Capital and Liquidity

The Company had cash and cash equivalents of $32,400 at June 30, 2005, compared to $43,600 at December 31, 2004. The Company had a $241,500 deficit in working capital at June 30, 2005, compared to a working capital deficit of $542,700 at December 31, 2004. At June 30, 2005 current liabilities were $1,316,800 compared to $1,446,000 at December 31, 2004.

As discussed in greater detail in Note 6 to the Financial Statements, the Company has outstanding convertible debt held by Augustine Fund, L.P. The Series A Note, in the original principal amount of $3,000,000, has been completely retired as of June 30, 2005 through the conversion of principal into common stock. The Series B Note has a principal amount outstanding as of June 30, 2005 of $2,200,000, since $50,000 was converted to common stock during 2005.

The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2004. The Company needs an infusion of $400,000 to $600,000 of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits from its celebrity services products and websites, including memberships, fan experiences, ticketing, appearances, agency commissions, and merchandise sales. In addition, the Company hosts a suite of management tools and enhanced shipping calculator solutions for small e-commerce enterprises. These services, coupled with sales of movie posters, both from inventory and on consignment, and web hosting are expected to increase revenues and result in higher gross profit. Subject to the discussion below, management believes that the Company has sufficient commitments to fund operations during the next 12 months. These commitments include call options for approximately 1,900,000 shares of Company common stock valued at between $265,000 and $580,000 (based solely upon the 52 week high and low closing price of the Company's stock). Finally, management believes that it has identified several potential funding sources for additional financing. Management believes that these plans should result in obtaining sufficient operating cash through the next 12 months. However, there can be no assurance that the above mentioned potential financing can be completed on terms reasonably acceptable to the Company.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2005, the Company received conversion requests from Augustine Fund, L.P. for $251,892 of the March 23, 2000 convertible note, into 1,412,942 shares of common stock of the Company. The remaining balance on the March 23, 2000 convertible note is $0. The shares were issued on April 19, 2005 at prices ranging from $.149 to $.213 per share. The shares are freely tradable pursuant to Rule 144 of the Securities Act of 1933. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible note for its own account. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

During the second quarter of 2005, the Company received conversion requests from Augustine Fund, L.P. for $50,000 of the November 7, 2001 convertible note, into 330,885 shares of common stock of the Company. The remaining balance on the November 7, 2001 convertible note is $2,200,000. The shares were issued on April 19, 2005 at $.151 per share. The shares are freely tradable pursuant to Rule 144 of the Securities Act of 1933. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible note for its own account. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

The November 7, 2001 convertible note, as amended on May 21, 2002, which has a remaining balance of $2,200,000, is convertible into common stock at a conversion price equal to the lesser of (1) $.25 per share, or (2) 73% of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. The note bears an 8% interest rate, and its original principal amount was $2,250,000. The Company may elect to pay interest in cash or common stock. Pursuant to the terms of the note, Augustine Fund, L.P. has elected to extend the maturity date to November 7, 2005. Any amount that remains unconverted as of the maturity date automatically converts into shares of Company common stock at the same conversion rate calculation described for conversions, except that the five (5) trading day calculation is a thirty (30) trading day calculation, and Augustine Fund, L.P. may not beneficially own shares in excess of 4.99% of the total issued and outstanding shares of the Company. The note is secured by substantially all of the assets of the Company and its subsidiary. The note may be prepaid in cash at the election of the Company, except within 90 days of a reorganization. Augustine Fund, L.P. has a right to demand prepayment upon a change in control.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

      Dated: August 12, 2005            PAID, INC.
                                        Registrant


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