Form 10QSB
period 2005-09-30
PAID INC
filed 2005-11-14
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                                 (508) 791-6710
                           (Issuer's Telephone Number)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes |X|   No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes |_|   No |X|

      As of November 7, 2005, the issuer had outstanding 199,242,671 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                             Yes |_|   No |X|

                                   Paid, Inc.
                                 and Subsidiary
                                   Form 10-QSB
             For the Three and Nine Months ended September 30, 2005

                                TABLE OF CONTENTS

Part I - Financial Information

    Item 1.    Financial Statements

                   Consolidated Balance Sheets
                   September 30, 2005 (unaudited) and
                   December 31, 2004 (audited)..........................................3

                   Consolidated Statements of Operations
                   Three and Nine months ended September 30, 2005 and
                   2004 (unaudited).....................................................4

                   Consolidated Statements of Cash Flows
                   Nine months ended September 30, 2005 and
                   2004 (unaudited).....................................................5

                   Consolidated Statement of Changes in Shareholders' Deficit
                   Nine months ended September 30, 2005
                   (unaudited)..........................................................6

                   Notes to Consolidated Financial Statements
                   Nine months ended September 30, 2005 and 2004.....................7-13

    Item 2.    Management's Discussion and Analysis or
               Plan of Operation.......................................................14

    Item 3.    Controls and Procedures.................................................19

  Part II - Other Information

    Item 1.  Legal Proceedings.........................................................20

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ..............20

    Item 3.  Defaults Upon Senior Securities...........................................20

    Item 4.  Submission of Matters to a Vote of Security Holders.......................20

    Item 5.  Other Information ........................................................20

    Item 6.  Exhibits .................................................................21

    Signatures.........................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PAID, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,        December 31,
                                ASSETS                                                 2005               2004
                                                                                  -------------        ------------
                                                                                    (Unaudited)         (Audited)
Current assets:
    Cash and cash equivalents                                                      $    661,345       $     43,558
    Accounts receivable                                                                 541,372             45,739
    Inventories, net                                                                  1,327,661            624,082
    Investment in call options                                                          390,000                 --
    Prepaid expenses                                                                     70,183            125,180
    Due from employees                                                                   59,651             55,656
    Other current assets                                                                  9,073              9,073
                                                                                   ------------       ------------

       Total current assets                                                           3,059,285            903,288

Property and equipment, net                                                             223,495            172,706

Other intangible assets, net                                                            103,111            688,872
                                                                                   ------------       ------------

Total assets                                                                       $  3,385,891       $  1,764,866
                                                                                   ============       ============

                  LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Notes payable                                                                  $    180,000       $    290,000
    Loan payable                                                                        200,000                 --
    Accounts payable                                                                    252,859            164,829
    Accrued expenses                                                                    855,368            991,196
    Deferred revenues                                                                 1,152,794                 --
                                                                                   ------------       ------------

       Total current liabilities                                                      2,641,021          1,446,025
                                                                                   ------------       ------------

Convertible debt                                                                      1,137,319          2,398,021
                                                                                   ------------       ------------

Shareholders' deficit:
    Common stock, $.001 par value, 350,000,000 shares authorized; 198,009,256 and 173,320,731 shares issued and outstanding at September 30, 2005
     and December 31, 2004, respectively                                                198,009            173,321
    Additional paid-in capital                                                       25,252,647         21,166,334
    Accumulated deficit                                                             (25,843,105)       (23,383,835)
    Unearned compensation                                                                    --            (35,000)
                                                                                   ------------       ------------

       Total shareholders' deficit                                                     (392,449)        (2,079,180)
                                                                                   ------------       ------------

Total liabilities and shareholders' deficit                                        $  3,385,891       $  1,764,866
                                                                                   ============       ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three months        Nine months         Three months        Nine months
                                                            ended              ended                ended              ended
                                                           September          September            September          September
                                                           30, 2005           30, 2005             30, 2004           30, 2004
                                                        -------------       -------------       -------------       -------------
Revenues                                                $     492,367       $   1,985,376       $     401,753       $   1,151,039

Cost of revenues                                              354,594           1,140,715             257,694             624,407
                                                        -------------       -------------       -------------       -------------

Gross profit                                                  137,773             844,661             144,059             526,632
                                                        -------------       -------------       -------------       -------------

Operating expenses:
     Selling, general, and administrative expenses            969,282           2,982,120             787,141           2,253,182
     Web site development costs                               138,774             426,551             227,401             603,733
                                                        -------------       -------------       -------------       -------------

        Total operating expenses                            1,108,056           3,408,671           1,014,542           2,856,915
                                                        -------------       -------------       -------------       -------------

Loss from operations                                         (970,283)         (2,564,010)           (870,483)         (2,330,283)
                                                        -------------       -------------       -------------       -------------

Other income (expense):
     Interest expense                                         (80,383)           (252,695)           (129,262)           (385,058)
     Gain (loss) on call options                               32,385            (113,115)                 --                  --
     Other income                                                   2             470,550                  --                  67
                                                        -------------       -------------       -------------       -------------

        Total other income (expense), net                     (47,996)            104,740            (129,262)           (384,991)
                                                        -------------       -------------       -------------       -------------

Loss before income taxes                                   (1,018,279)         (2,459,270)           (999,745)         (2,715,274)

Provision for income taxes                                         --                  --                  --                  --
                                                        -------------       -------------       -------------       -------------

Net loss                                                $  (1,018,279)      $  (2,459,270)      $    (999,745)      $  (2,715,274)
                                                        =============       =============       =============       =============

Loss per share (basic and diluted)                      $       (0.01)      $       (0.01)      $       (0.01)      $       (0.02)
                                                        =============       =============       =============       =============

     Weighted average shares                              183,403,606         178,878,154         164,952,477         162,424,772
                                                        =============       =============       =============       =============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                              2005             2004
                                                                              ----             ----
Operating activities:
    Net loss                                                              $(2,459,270)      $(2,715,274)
    Adjustments to reconcile net loss to net
     cash used in operating activities
        Depreciation and amortization                                         704,964           822,376
        Bad debt expense                                                          340                --
        Settlement Agreement and Mutual Release - call options               (470,500)               --
        Amortization of unearned compensation                                  35,000                --
        Beneficial conversion feature                                          91,190           240,164
        Loss on call options                                                  113,115                --
        Common stock issued in payment of professional
               and consulting fees                                          1,043,891           730,014
        Issuance of common stock pursuant to exercise of
          stock options granted to employees for services                     228,110            76,617
        Common stock issued in payment of interest                            137,161            82,614
        Changes in assets and liabilities:
          Accounts receivable                                                (495,973)            1,258
          Inventories                                                         176,922             7,546
          Prepaid expense and other current assets                             51,002           (49,785)
          Accounts payable                                                     88,030           (71,595)
          Accrued expenses                                                   (135,828)          310,782
          Deferred revenue                                                  1,152,794                --
                                                                          -----------       -----------

             Net cash provided by (used in) operating activities              260,948          (565,283)
                                                                          -----------       -----------

Investing activities:
    Proceeds from assignment of call options                                   96,885                --
    Property and equipment additions                                         (169,993)           (1,634)
                                                                          -----------       -----------

             Net cash used in investing activities                            (73,108)           (1,634)
                                                                          -----------       -----------

Financing activities:
    Net proceeds (repayment) of notes payable                                  50,000           (15,000)
    Proceeds from loan payable                                                200,000                --
    Proceeds from sale of warrants                                             50,000                --
    Proceeds from sale of common stock                                         30,000                --
    Proceeds from convertible debt                                                 --            65,926
    Proceeds from assignment of call options                                   99,611           478,000
    Proceeds from exercise of stock options                                       336               176
                                                                          -----------       -----------

             Net cash provided by financing activities                        429,947           529,102
                                                                          -----------       -----------

Net increase (decrease) in cash and equivalents                               617,787           (37,815)

Cash and equivalents, beginning                                                43,558           104,397
                                                                          -----------       -----------

Cash and equivalents, ending                                              $   661,345       $    66,582
                                                                          ===========       ===========

                   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

    Income taxes                                                          $        --       $        --
                                                                          ===========       ===========

    Interest                                                              $     1,041       $     1,125
                                                                          ===========       ===========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (Unaudited)

                                                      Common stock         Additional
                                                -----------------------      Paid-in       Accumulated     Unearned
                                                  Shares       Amount        Capital         deficit     Compensation      Total
                                                -----------    --------    -----------    ------------   ------------   -----------
Balance, December 31, 2004                      173,320,731    $173,321    $21,166,334    $(23,383,835)    $(35,000)    $(2,079,180)

Common stock issued pursuant to
   exercise of stock options granted
   to employees for services                      1,063,031       1,063        227,047              --           --         228,110

Common stock issued in payment of
   professional and consulting fees               5,366,911       5,367      1,038,524              --           --       1,043,891

Common stock issued in payment of
   interest                                       1,057,966       1,058        136,103              --           --         137,161

Common stock issued in payment of note
   payable                                          761,905         761        159,239              --           --         160,000

Issuance of common stock                            200,000         200         29,800              --           --          30,000

Stock options exercised                             336,364         336             --              --           --             336

Common stock issued for payment of
   convertible debt                               9,469,227       9,470      1,342,422              --           --       1,351,892

Amortization of unearned compensation                    --          --             --              --       35,000          35,000

Common stock issued for inventory                 6,433,121       6,433      1,003,567              --           --       1,010,000

Proceeds from sale of warrants                           --          --         50,000              --           --          50,000

Proceeds from assignment of call options                 --          --         99,611              --           --          99,611

Net loss                                                 --          --             --      (2,459,270)          --      (2,459,270)
                                                -----------    --------    -----------    ------------     --------     -----------

Balance, September 30, 2005                     198,009,256    $198,009    $25,252,647    $(25,843,105)    $     --     $  (392,449)
                                                ===========    ========    ===========    ============     ========     ===========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 and 2004

Note 1. Organization and Summary of Significant Accounting Policies

Line of business

During the fourth quarter of 2004 Paid, Inc. and subsidiary (the "Company") acquired the operating assets of K Sports & Entertainment LLC ("K Sports"), a company that operated as a sports agency business. In addition, Paid's celebrity services operations host a number of celebrity websites and has begun the electronic management of performing artists' fan clubs and related services.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2004, which are included in the Company's Form 10-KSB.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at September 30, 2005 and December 31, 2004 the Company has provided for reserves totaling $125,000 and $300,000, respectively.

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

Revenue Recognition

The Company generates revenue from sales of its purchased inventories, from fees and commissions on sales of merchandise under consignment type arrangements, from sales of fan experiences, from web hosting services, from fan club membership fees, from appraisal services and from advertising and promotional services.

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

The Company sells fan experiences which include tickets and related experiences at concerts and other events conducted by performing artists. Revenues associated with these fan experiences are deferred until the related event is concluded, at which time the revenues and related direct costs are recognized.

Advertising Costs

Advertising costs totaling approximately $84,000 in 2005 and $86,300 in 2004 are charged to expense when incurred.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 6,571,429 as of September 30, 2005 and 11,204,532 as of September 30, 2004. The
number of common shares that would be included in the calculation of outstanding options is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 27,365,054 shares and 25,466,000 shares at September 30, 2005 and 2004, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each period.

Website and Software Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment." During the nine months ended September 30, 2005 the Company capitalized approximately $165,000 of website development costs. There was no such capitalization during the nine months ended September 30, 2004.

Note 2. Notes and Loan Payable

At September 30, 2005 and December 31, 2004 the Company was obligated on short-term demand notes payable to a related party totaling $130,000 bearing interest at 8%. Interest expense charged to operations in connection with these related party notes totaled approximately $7,900 for each of the nine month periods ended September 30, 2005 and 2004.

At September 30, 2005 the Company was also obligated on demand notes payable totaling $50,000, bearing interest at 10%.

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

At September 30, 2005 the Company was obligated on a demand loan from Augustine Fund, L.P. in the amount of $200,000, bearing interest at 8%.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

                                                  September 30,   December 31,
                                                      2005            2004
                                                  -------------   ------------
Interest                                            $144,187        $129,635
Payroll and related costs                            233,237         172,120
Professional and consulting fees                     160,745         378,210
Consignments                                         172,782         173,626
Due to K Sports                                       62,500          62,500
Commissions                                           10,000          40,000
Other                                                 71,917          35,105
                                                    --------        --------
                                                    $855,368        $991,196
                                                    ========        ========

Note 4. Common Stock

Call Option Agreements

In connection with a settlement agreement with CSEI, the Company was granted call options for 2,283,565 unregistered common shares held by CSEI at an exercise price of $.001 per share. All remaining call options were assigned during January 2005.

On May 9, 2005, the Company entered into a Settlement Agreement and Mutual Release with Leslie Rotman ("Seller") to settle all outstanding disputes regarding the value paid and the value received in the 2001 transaction in which Seller, Rotman Collectibles, Inc., and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Rotman Collectibles, Inc., a Massachusetts corporation, was merged into the Company's Delaware subsidiary, now named Rotman Collectibles, Inc. Seller is the mother of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. To settle any possible differences or disputes between the value paid and the value received, Seller delivered 2,000,000 shares of the Company's common stock into escrow, with a fair market value of $600,000 based on the closing bid price of $.30 on May 6, 2005 (as set forth in the Settlement Agreement and Mutual Release) and granted the Company an option to purchase the shares for $.001 per share. The option is assignable by the Company and expires one year from the date of grant. The related $600,000 settlement gain has been apportioned between other income in the amount $340,500, representing the amount attributable to goods sold in prior years and $259,500 as reductions of inventory cost at January 1, 2005. Also included in other income is the effect of reducing the $130,000 reserve related to the movie poster inventory at January 1, 2005.

During the nine months ended September 30, 2005 and 2004 the Company assigned options to purchase 394,565 and 1,475,000 shares of stock from CSEI to certain individuals in exchange for $99,611 and $478,000, respectively, which was added to the paid in capital of the Company. In addition, during the nine months ended September 30, 2005 the Company assigned options to purchase 375,000 shares of stock from Leslie Rotman to certain individuals in exchange for $96,885.

Stock Options and Warrants

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 70,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. During the nine months ended September 30, 2005 the Company granted options for 5,366,911 shares at various dates aggregating $1,043,891 under this plan. During the nine months ended September 30, 2004 the Company granted options for 2,814,464 shares at various dates aggregating $806,631 under this plan. All options granted during these periods were exercised.

During the nine months ended September 30, 2005 the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor paid the Company $50,000 as a deposit ("Deposit") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time within one year of the Agreement at $.15 per share. If exercised, the $50,000 will be applied as partial payment of the exercise price. If the Warrants are not exercised within one year the Deposit will be forfeited. The Deposit has been recorded as an addition to Paid in Capital.

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

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       2005           2004
                                                       ----           ----
Net loss
         As reported                             $ (2,459,270)    $ (2,715,274)
Stock based compensation cost,
         as reported (net of tax)                      35,000               --
Stock based compensation cost
   that would have been included
   in the determination of
   net income had the fair value
         method been applied (net of tax)             (35,000)        (202,950)
                                                 ------------     ------------
   Pro forma                                       (2,459,270)    $ (2,918,224)
                                                 ============     ============

Loss per share (basic and diluted)
   as reported                                   $       (.01)    $       (.02)
                                                 ============     ============

   Proforma loss per share (basic
         and diluted), as adjusted               $       (.01)    $       (.02)
                                                 ============     ============

                                                Three Months Ended September 30,
                                                --------------------------------
                                                     2005             2004
                                                     ----             ----

Net loss
         As reported                             $ (1,018,279)    $   (999,745)
Stock based compensation cost,
         as reported (net of tax)                       5,000               --
Stock based compensation cost
   that would have been included
   in the determination of
   net income had the fair value
         method been applied (net of tax)              (5,000)         (67,650)
                                                 ------------     ------------
   Pro forma                                     $ (1,018,279)    $ (1,067,395)
                                                 ============     ============

Loss per share (basic and diluted)
   as reported                                   $       (.01)    $       (.01)
                                                 ============     ============

   Proforma loss per share (basic
         and diluted), as adjusted               $       (.01)    $       (.01)
                                                 ============     ============

Note 5. Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2005 and 2004 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes from amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

At September 30, 2005, the Company has federal and state net operating loss carry forwards of approximately $21,000,000 available to offset future taxable income. The state carry-forwards will expire intermittently through 2010, while the federal carry forwards will expire intermittently through 2025.

Note 6. Convertible Debt Financing

As of September 30, 2005 the Company has outstanding $1,150,000 of convertible debt, which is presented net of unamortized beneficial conversion discounts of $12,681.

On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note"), due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The Series A Note, as most recently modified on May 21, 2002, provided for the extensions of the maturity date until March 31, 2005. As of September 30, 2005 this note has been paid in full through a series of conversions to common stock. During the nine months ended September 30, 2005 the Company received conversion requests for the remaining $251,892 balance into 1,412,942 common shares at prices ranging from $.149 to $.213 per share. During 2004, 2003, and 2002 $2,748,108 had been converted into 25,314,096 shares of the Company's common stock at conversion prices ranging from $.028 to $.375 per share.

The Company entered into a second Loan Agreement, most recently modified in October 2005, whereby it issued an 8% convertible note in the amount of $2,250,000, due November 7, 2006 (the "Series B Note") to Buyer. The Series B
Note is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Based upon advances through September 30, 2005 totaling $2,250,000, had the Buyer converted the series B Note at issuance, Buyer would have received $3,082,193 in aggregate value of the company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $832,193 is being charged to interest expense over the term of the related note. The beneficial conversion feature that was charged to interest expense totaled $30,733 and $91,190 during the three and nine months ended September 30, 2005, respectively. The beneficial conversion feature that was charged to interest expense totaled $80,605 and $240,164 during the three and nine months ended September 30, 2004, respectively. The total beneficial conversion discount related to this note has been recorded as an increase in additional paid in capital and the unamortized portion as a reduction in the related note. In addition, the Company entered into a Registration Rights Agreement whereby the Company agreed to file a Registration Statement with the Securities and Exchange Commission (SEC) within sixty (60) days of a request from the Buyer (Filing
Date), covering the common stock to be issued upon conversion of the Series B Note. If this Registration Statement is not declared effective by the SEC within sixty (60) days of the filing date the conversion percentage shall decrease by two percent (2%) for each month that the Registration Statement is not declared effective. The modified Series B Note requires that principal and interest be payable in shares of common stock, or cash, at the discretion of the Company, and provides that any fees or expenses related to any registration of the common stock will be borne equally by the Company and the Buyer.

Note 7. Related party transactions

During the nine months ended September 30, 2005 the Company purchased approximately $1,010,000 of memorabilia for sale from Leslie Rotman, the mother of Richard and Greg Rotman in exchange for 6,433,121 shares of restricted stock valued at $.157.

During the nine months ended September 30, 2004 the Company purchased approximately $104,000 of memorabilia for sale from Steven Rotman, the father of Richard and Greg Rotman.

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

Results of Operations

Three Months ended September 30, 2005 and 2004

The following discussion compares the Company's results of operations for the three months ended September 30, 2005 with those for the three months ended September 30, 2004. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the three months ended September 30, 2005, revenues were $492,400, 60% of which is attributable to sales of the Company's own product, including products obtained through live autograph signings, and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were $289,800. Fan club membership and related merchandise sales revenues were $153,200, 32% of gross revenues, sports marketing revenues were $42,500, 9% of gross revenues, and advertising and web hosting fees were $3,300 or less than 1% of gross revenues during the three months ended September 30, 2005.

The Company's 2005 revenues represent an increase of $90,600, or 23%, from the three months ended September 30, 2004, in which revenues were $401,800. For the three months ended September 30, 2004, sales of Company owned product through the Rotman Auction operations were $392,000, or 94% of gross sales, and advertising and web hosting fees were $6,900, or 2% of gross revenues.

The reason for the increase in revenues was $195,800 of revenues from our recently established sports marketing and fan club membership services offset by lower sales of Company owned product of approximately $102,200 from the same period in 2004. Gross profit from Company owned product sales for the three months ended September 30, 2005 was approximately $9,300, $126,700 less than in 2004. Since gross margin percentages on Company owned product decreased from 35% to 3%, and sales of Company owned product were $102,200 lower in the three months ended September 30, 2005, the Company produced $126,700 fewer gross margin dollars in 2005. The decrease in sales of Company owned product is attributable to a strategic shift away from eBay to new distribution channels, including the Company's own distribution channels, where higher price point goods can be sold with lower associated selling costs. The decrease in gross profit margin is attributable to the beginning of a bulk sale program of lower price point inventories. In addition, during the fourth quarter of 2004 the Company acquired the operating assets of K Sports & Entertainment LLC ("K Sports"), a sports marketing business and entered into a contract to host and manage the fan club website for a major performing artist. Revenues from these two sources accounted for $195,700 of revenues in 2005.

Operating Expenses. Total operating expenses for the three months ended September 30, 2005 were $1,108,100, compared to $1,014,500 for the corresponding period in 2004, an increase of $93,500. Sales, general and administrative ("SG&A") expenses for the three months ended September 30, 2005 were $969,300, compared to $787,100 for the three months ended September 30, 2004. The increase of $182,100 in SG&A costs includes increases in payroll of $96,300, and other costs of $96,000 offset by a decrease in advertising of $22,100. The additional SG&A costs are attributable to additional personnel, travel, and shipping and postage related to the integration and development of K Sports and fan club services. Costs associated with planning, maintaining and operating our web sites for the three months ended September 30, 2005 decreased $88,600 from 2004. This decrease is due primarily to lower consulting associated with maintenance related to AuctionInc. and amortization, as web site development costs become fully amortized in 2005.

Other income. For the three months ended September 30, 2005 other income increased by $32,400 from the comparable 2004 period. This increase is attributable to realized and unrealized gains on the fair value of the investment in call options.

Interest Expense. For the three months ended September 30, 2005, the Company incurred interest charges of approximately $80,400 principally associated with one convertible note, compared to interest charges of $129,300 for the corresponding period in 2004. The decrease of $48,900 is attributable to lower amortization of beneficial conversion features in 2005, offset by interest on short term debt.

Net Loss. The Company realized a net loss for the three months ended September 30, 2005 of $1,018,300, or $.01 per share, as compared to a loss of $999,700, or $.01 per share for the three months ended September 30, 2004.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Nine Months ended September 30, 2005 and 2004

The following discussion compares the Company's results of operations for the nine months ended September 30, 2005 with those for the nine months ended September 30, 2004. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the nine months ended September 30, 2005, revenues were $1,985,400, 57% of which is attributable to sales of the Company's own product, including products obtained through live autograph signings, and fees from buyers and sellers through the Rotman Auction operations. Gross sales of the Company's own product were $1,122,900. Fan club membership and related merchandise sales revenues were $558,900, 28% of gross revenues, sports marketing revenues were $272,500, 14% of gross revenues, and advertising and web hosting fees were $14,300, 1% of gross revenues, during the nine months ended September 30, 2005.

The Company's 2005 revenues represent an increase of $834,300, or 72%, from the nine months ended September 30, 2004, in which revenues were $1,151,000. For the nine months ended September 30, 2004, sales of Company owned product through the Rotman Auction operations were $1,122,600, or 95% of gross sales, and advertising and web hosting fees were $13,100, or 1% of gross revenues.

The reason for the increase in revenues was $831,400 from our recently established sports marketing and fan club membership services. Sales of Company owned product were unchanged. Gross profit from Company owned product sales for the nine months ended September 30, 2005 was approximately $326,800, $175,600 less than in 2004. Since gross margin percentages on Company owned product dropped from 45% to 29%, the Company produced $175,600 fewer gross margin dollars in 2005. The drop in gross profit margin is attributable to the beginning of a bulk sale program of lower price point inventories offset by the effect on cost of sales of the settlement with Leslie Rotman with respect to the movie poster inventory. In addition, during the fourth quarter of 2004 the Company acquired the operating assets of K Sports & Entertainment LLC ("K Sports"), a sports marketing business and entered into a contract to host and manage the fan club website for a major performing artist. Revenues from these two sources accounted for $831,400 of revenues in 2005.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2005 were $3,408,700, compared to $2,856,900 for the corresponding period in 2004, an increase of $551,800. Sales, general and administrative ("SG&A") expenses for the nine months ended September 30, 2005 were $2,982,100, compared to $2,253,200 for the nine months ended September 30, 2004. The increase of $728,900 in SG&A costs includes increases in payroll of $365,100, professional fees of $183,500, and other costs of $229,000 offset by a decrease in depreciation and amortization of $46,400 as older assets become fully depreciated and amortized. The additional SG&A costs are attributable to additional personnel, professional fees, travel, and shipping and postage related to the integration and development of K Sports and fan club services. Costs associated with planning, maintaining and operating our web sites for the nine months ended September, 30, 2005 decreased $177,200 from 2004. This decrease is due primarily to lower depreciation as certain website development costs became fully amortized in 2005 and lower consulting costs associated with maintenance related to AuctionInc.

Other income. For the nine months ended September 30, 2005 other income increased by $357,400 from the comparable 2004 period. This increase is attributable to a portion of the settlement with Leslie Rotman offset by realized and unrealized losses on the fair value of the investment in call options.

Interest Expense. For the nine months ended September 30, 2005, the Company incurred interest charges of approximately $252,700 principally associated with one convertible note, compared to interest charges of $385,100 for the corresponding period in 2004. The decrease of $132,400 is attributable to lower amortization of beneficial conversion features in 2005 offset by interest on short term debt.

Net Loss. The Company realized a net loss for the nine months ended September 30, 2005 of $2,459,300, or $.01 per share, as compared to a loss of $2,715,300, or $.01 per share for the nine months ended September 30, 2004.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

At September 30, 2005, total assets of the Company were $3,385,900, compared to $1,764,900 at December 31, 2004. The increase was primarily due to the acquisition of a large collection of movie poster inventories totaling $1,010,000, cash and accounts receivable balances associated with sales of tickets to entertainment events to be held during the fourth quarter of 2005 totaling $1,000,000, offset by depreciation and amortization totaling $704,900.

Operating Cash Flows

A summarized reconciliation of the Company's net losses to cash used in operating activities for the nine months ended September 30, 2005 compared to September 30, 2004, is as follows:

                                                   2005            2004
                                                   ----            ----
      Net loss                                 $(2,459,300)    $(2,715,300)
      Depreciation and amortization                704,900         822,400
      Amortization of beneficial conversion
        discount and debt discount                  91,200         240,200
      Common stock issued in payment
        of services                              1,272,000         806,600
      Common stock issued in payment
        of interest                                137,200          82,600
      Net current assets and liabilities
        associated with advance ticketing          686,700              --
      Changes in other current assets
        and liabilities                           (171,800)        198,200
                                               -----------     -----------
      Net cash provided by (used in)
        operating activities                   $   260,900     $  (565,300)
                                               ===========     ===========

Working Capital and Liquidity

The Company had cash and cash equivalents of $661,300 at September 30, 2005, compared to $43,600 at December 31, 2004. The Company had a $418,300 of working capital at September 30, 2005, compared to a working capital deficit of $542,700 at December 31, 2004. At September 30, 2005 current liabilities were $2,641,000 compared to $1,446,000 at December 31, 2004. During the nine months ended September 30, 2005 current liabilities increased primarily due to deferred revenue of $1,152,800 associated with events to be conducted during the fourth quarter of 2005.

As discussed in greater detail in Note 6 of the Financial Statements, included in Part I of the this quarterly report and incorporated by reference herein, the Company an outstanding convertible note held by Augustine Fund, L.P. The note has a principal amount outstanding as of September 30, 2005 of $1,150,000.

The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2004. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits from its celebrity services products and websites; including memberships, fan experiences and ticketing, appearances, and merchandise sales. In addition, "AuctionInc" which hosts a suite of management tools and enhanced shipping calculator solutions for small ecommerce enterprises, sales of movie posters, both from inventory and on consignment, and web hosting are expected to increase revenues and result in higher total gross profit. Subject to the discussion below, management believes that the Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options for approximately 1,625,000 shares of common stock, which, once assigned by the Company, can generate between $73,000 and $527,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2005, the Company received conversion requests from Augustine Fund, L.P. for $1,050,000 of the November 7, 2001 convertible note, into 7,725,400 shares of common stock of the Company. The remaining balance on the November 7, 2001 convertible note as of September 30, 2005 is $1,150,000. 328,731 shares were issued on July 26, 2005 at $.1521 per share, and 7,396,669 shares were issued on September 26, 2005 at $.135196 per share. The shares are freely tradable pursuant to Rule 144 of the Securities Act of 1933. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible note for its own account. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

The November 7, 2001 convertible note, as amended on May 21, 2002, which has a remaining balance of $1,150,000, is convertible into common stock at a conversion price equal to the lesser of (1) $.25 per share, or (2) 73% of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. The note bears an 8% interest rate, and its original principal amount was $2,250,000. The Company may elect to pay interest in cash or common stock. Pursuant to the terms of the note, Augustine Fund, L.P. has elected to extend the maturity date to November 7, 2006. Any amount that remains unconverted as of the maturity date automatically converts into shares of Company common stock at the same conversion rate calculation described for conversions, except that the five (5) trading day calculation is a thirty (30) trading day calculation, and Augustine Fund, L.P. may not beneficially own shares in excess of 4.99% of the total issued and outstanding shares of the Company. The note is secured by substantially all of the assets of the Company and its subsidiary. The note may be prepaid in cash at the election of the Company, except within 90 days of a reorganization. Augustine Fund, L.P. has a right to demand prepayment upon a change in control.

On September 8, 2005, the Company entered into an Asset Purchase Agreement for the purchase of approximately $1,010,000 of memorabilia for sale from Leslie Rotman, the mother of Richard and Greg Rotman, in exchange for 6,433,121 shares of restricted common stock valued at $.157. The shares are not registered under the Securities Act of 1933. Leslie Rotman is an accredited investor. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

            10 Asset Purchase Agreement dated September 8, 2005, by and between Paid, Inc., and Leslie Rotman

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

      Dated: November 11, 2005          PAID, INC.
                                        Registrant


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

10 Asset Purchase Agreement dated September 8, 2005, by and between Paid, Inc., and Leslie Rotman

31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002