Form 10KSB
period 2005-12-31
PAID INC
filed 2006-03-31
CIK 1017655

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

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

                            Yes |_|       No |X|

State Issuer's revenues for its most recent fiscal year: $4,920,123.

The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 17, 2006 was approximately $32,976,172 based upon the average bid and ask over the counter price of $.18 per share on such date. However, the aggregate market value of the voting and non-voting common equity held by non-affiliates on December 1, 2005, a date which is 60 days prior to the end of the issuer's most recent fiscal year end, was $22,442,117, based upon the average bid and ask over the counter price of $.1225 per share on such date.

As of March 17, 2006, the issuer had outstanding 201,575,111 shares of its Common Stock, par value of $0.001, its only class of voting securities.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index.

                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
                                               PART I
Item 1.    Description of Business.........................................................      2
Item 2.    Description of Property.........................................................      9
Item 3.    Legal Proceedings...............................................................      9
Item 4.    Submission of Matters to a Vote of Security Holders.............................      9

                                               PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business
           Issuer Purchases of Equity Securities...........................................      9
Item 6.    Management's Discussion and Analysis or Plan of Operation.......................     11
Item 7.    Financial Statements............................................................     15
Item 8.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure.............................................     15
Item 8A.   Controls and Procedures.........................................................     16
Item 8B.   Other Information...............................................................     16

                                              PART III

Item 9.    Directors and Executive Officers of the Registrant .............................     16
Item 10.   Executive Compensation..........................................................     17
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters.................................................     19
Item 12.   Certain Relationships and Related Transactions..................................     20
Item 13.   Exhibits, List and Reports on Form 8-K..........................................     21
Item 14.   Principal Accountant Fees and Services..........................................     22

Signatures ................................................................................     23

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

                                     PART I.

      Item 1. Description of Business.

      Paid, Inc. (the "Company") was incorporated in Delaware as Rose International Ltd. on August 9, 1995. The Company's main web address is located at www.paid.com, which offers updated information on various aspects of our operations, as well as access to www.ksportsent.com and www.paidcelebrityservices.com. The Company has one subsidiary, Rotman Collectibles, Inc. Information contained in the Company's websites shall not be deemed to be a part of this Annual Report. The Company's principal executive offices are located at 4 Brussels Street, Worcester, Massachusetts 01610, and the Company's telephone number is (508) 791-6710.

                                    BUSINESS

Our Business

      The Company's primary focus is to provide businesses and clients with marketing, management, merchandising, auction management, website hosting, and authentication and consignment services for the entertainment, sports and collectible industries. We provide business management tools for online retailers, through AuctionInc, which is home to our patent pending shipping calculator and automated auction checkout and order processing system. This system provides the fundamental structure for our celebrity web hosting and development services, and for individuals seeking a professional and interactive presence on the Internet. We also provide the merchandise and fulfillment services for these websites, using 20 years of experience from Rotman Auction, to maintain the best customer service and integrity for these celebrities. We continue to provide live and private autograph signings and support professional athletes' careers through the Rotman Auction brand and K Sports initiative.

      In 2004 we added the services of the newly acquired K Sports brand which specializes in athlete agent services and marketing and promoting these celebrities. K Sports delivers personalized attention to each client for services that include contract negotiations, endorsements, public relations, or charitable organizations. The merger of K Sports' experience and clientele with Paid's expertise in merchandising, website hosting, and auction management developed services for fan clubs and tour and travel packages was intended to create a business that is unrivaled in the sports and entertainment industry. During 2005 this acquisition proved to be a success as the Company's revenues increased substantially due to the focus on developing celebrity services.

      For the year ended December 31, 2005 there was a large shift in our revenues being derived from Rotman Auction and the sale of collectibles to merchandising, memberships, V.I.P. fan experiences, and ticketing. For 2005, a substantial portion of our revenue was generated from celebrity services because of the development of one particular artist's fan club. Throughout the year memberships and merchandising grew, while the artist planned a tour, creating an opportunity to capitalize on fan experiences and ticketing programs. All the sales for our celebrity and entertainment services are made through the artist's personal website and Paid's proprietary content managed system. A customer interested in a membership, merchandise, fan experience or ticketing would use our system to make purchases, and then depending on the sale, the Company either ships the merchandise, or delivers the fan experience at an event. The services offered by a client depend upon the client's desire and willingness to offer different initiatives. Not all artists and fan bases are the same and the Company works closely with its different clients to cater to their needs.

      The remainder of our revenue in 2005 was primarily derived from public and private autograph signings, the sale of collectibles and movie posters, and commissions relating to agent fees and marketing opportunities for our clients. The sale of collectibles and movie posters occurs in various different sales channels; retail, online auction, charity auction, direct sale, and wholesale distribution. Most of the online auctions take place through a person-to-person auction service. Our auctions consist of sports and non-sports cards, collectibles, Americana, autographed items, and movie memorabilia, among other types of collectibles from the 1800s to the present day. Rotman Auction also maintains a substantial inventory of memorabilia with popular and historical significance which allows customers to directly purchase the memorabilia without the competition from bidders in an auction format. Most of these sales are consummated through our website located at www.rotmanauction.com. We acquire inventory in the ordinary course of our business from a number of companies and individuals. We also may acquire inventory through acquisition of companies that own collectibles, or through the acquisition of substantially all the assets of a company that holds collectibles.

      We engage in autograph signing activities under the "Rotman Auction" name, at public and private autograph signing events. We contract and pay the celebrities for their services and for supplying products for the event. We hosted celebrities such as Adam Viniateri, Bronson Arroyo, Troy Brown, Johnny Damon, Jim Rice, Ty Law, Terry O'Reilly, Pete Rose, Ray Bourque, Paul Pierce, Trot Nixon, Corey Dillon, Derek Lowe, Carlton Fisk, Tedy Bruschi, and Alfonso Soriano. Our autograph signing events include the creation, development and maintenance of celebrity websites. We provide comprehensive content managed websites that include message boards, shopping, articles, statistics, biographical information and event schedules. We currently host such celebrities' websites as Jerry Rice, Tim Wakefield, Deuce McAllister, Roy Williams, and Chris Chambers. Revenues are generated from sales of product produced by the celebrity. Full and part-time employees, as well as interns update the news and information on these sites. We receive payment in the form of autographs for maintaining and hosting the website. We also provide management services for order fulfillment and product distribution for the celebrities.

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

      AIseller is an auction management tool used to streamline a seller's order processing for improved customer service and higher sales. This module is designed for sellers who are selling more than 50 items per month at online auctions. It offers summary and detail order and sales reporting, auction/sales tracking, automated personalized e-mail notifications, auction re-listing reports, a complete integrated order management system, a customer checkout system, as well as automatic shipping rates and sales tax calculations for consolidating multiple auctions. The Company does not actively market this product, but would receive a transaction fee for each listing at auction that uses AIseller.

      During 2005 we enhanced our new products that we launched the end of 2004 to provide more features and options for the new online user. These enhanced tools were focused on ecommerce and were therefore branded under the Paid name. These products ranged from a simple shipping calculator to be used anywhere on the internet to a complex integration into our software application.

      PaidShipCalc is a shipping calculator that provides the most comprehensive shipping calculations available today. A customer can use this tool anywhere on the Internet, including its website, web store, or even classified listing. Shoppers can then choose from the shipping methods that the customer offers along with the ability to combine shipping, include your flexible handling charges, and calculate insurance and taxes if necessary.

      PaidShopCart provides website and ecommerce store owners a fully functional shopping cart with shipping calculations from all the major carriers. We have designed the Paid ShopCart with your needs in mind; an affordable, simple, easy to use cart that is feature heavy and an enhanced replacement for the carts being utilized today. This Paypal integrated shopping cart can be inserted into any web page by just pasting in just a few lines of HTML. It provides accurate rates for 25 domestic shipping services from USPS, UPS, FedEx, and DHL, and is configurable to match with a customer's web site design.

      Paid Inc's Global Module is a direct plug into the PaidShopCart and PaidShipCalc. This module is used to add comparative international rate calculations to your PaidShopCart or PaidShipCalc products.

      Interested clients may purchase any and all of our tools or applications for a flat quarterly fee and/or per-transaction fee depending on the module chosen. The Company may add more features and modules to the suite to enable it to grow with sellers and continue to provide them superior online selling tools.

      Web Hosting and Development. The Company provides web hosting and development for various clients that pay monthly hosting fees and maintenance fees for updates. This service also uses the core AuctionInc platform for maintaining web portals and storefronts systems. The Company also maintains several corporate websites which it hopes to continue to expand and grow. Through improved customer awareness and a larger customer base we hope these websites will continue to grow and offer a revenue source to the Company. These websites provide minimal revenue to the Company, but offer awareness and advertising opportunities for the Company's other products.

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

State of Viral Communities on the Internet

      The massive growth of online communities over the past decade has reached viral proportions. Internet communities are built revolving around ideas, music, individuals, artists, writers, or any tangible or intangible entity, and new content can be distributed within minutes of exposure. Viral communities and viral marketing are the next phenomenon that web users are embracing with vigor. As traffic and communities continue to grow, more services will be required to sustain the appetite of these users.

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

Business Strategy

      During 2005 we experienced growth with our celebrity web-hosting and fan club and membership programs. We believe there will be an increase in online communities that will create an opportunity for more celebrity web-hosting and fan club services. It is our view that our services and programs will become more desirable as these communities grow. Our proprietary system was built to handle news, events, ticketing, fan experiences, ecommerce, authentication, charity auctions, chat, video editing, music streaming, mobile services, downloads and forums.

      Our goal for our celebrity services is to build the best communication and quality services that provide unparalleled opportunities for viral communities, celebrities and their fans. This goal can be accomplished by implementing the following strategy:

      o Increase the number of celebrity service clients and programs we offer to capitalize on internet communities. Provide high quality services and continued impeccable customer and fulfillment services building on our solid reputation.

      o Expand into new services being offered that will generate larger partnerships and marketing opportunities for our clients.

      o Shift to a quarterly billing system on AuctionInc, reducing the initial fee but increasing the number of renewal receivables.

      o Increase the general awareness of our Shipping Calculators and continuing to offer cutting edge technology and services in the industry.

      o Provide and offer more athletes and other artists marketing and promotional opportunities through K Sports & Entertainment brand.

      o Offer more private autograph signing and authentication services increasing our distribution and partnerships and limited costs and overhead associated with larger events.

      o Increase our web hosting services, charging a one time set up fee plus monthly maintenance fees, and an hourly fee for any design or feature enhancements we make;

      o As the number of visitors to our site increases, impose monthly/annual membership fees.

      We expect the above plan will enable us to increase our celebrity services and offer a wider variety of management services providing more resources for a sales and a marketing campaign to promote the Company.

      The business strategy described above is intended to enhance our opportunities in the online ecommerce market. However, there are a number of factors that may impact our plans and inhibit our success. See "Risk Factors" included as Exhibit 99. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Marketing and Sales

      Successful branding of our corporate identity and services is the key to our success. We changed our name to Paid, Inc. at the end of 2003 and have consolidated our websites and brands under one internet presence.

      In the past our marketing had been designed to position the Company as the premier collectibles site on the Internet, targeting both traditional collectors as well as the new online generation of collectors. We are continuing to market to collectors, but we have been shifting our focus to dealers, distributors and retail outlets to reduce the number of vendors and costs and increase sales.

      Promoting and marketing Paid's celebrity services will be undertaken using various mediums of marketing; "adword" campaigns, traditional print methods, and industry trade shows. As our celebrity services continue to gain exposure, we will have substantial opportunity to grow our business through referrals. Networking and referral business is a large portion of sales and marketing for these types of services. As we market and promote our celebrity services, we also will be supporting our proprietary content management system and our shipping calculator products.

      The Company will continue to market AuctionInc throughout 2006. In the past years, representatives of the Company attended trade shows, events and conferences to analyze the potential for AuctionInc and to narrow the Company's marketing base. Based on experience with existing partnerships that promote AuctionInc, the Company believes that creating partnerships is an effective marketing tool to promote and encourage new registrations. The Company will continue to seek new partnerships. The Company also intends to promote the AuctionInc product line in trade publications to reach small and midsize companies.

      Although we believe that this marketing strategy, if successful, will lead to increased revenues, and attract more users to our site, we have no commitments that our marketing will be successful or our sales will increase. There are a number of factors that may impact our plans and inhibit our success. See "Risk Factors" described in Exhibit 99. Therefore, we have no guarantees and can provide no assurances that our plans will be successful.

Revenue Sources

      In 2005, 66% of our revenues were derived from our celebrity services, fan club management, and ticketing and fan experiences. We also generated retail revenues from the sale of autographed merchandise, collectibles and movie posters. Adding to these revenues were agent commissions, marketing opportunities for athletes and celebrity clients of K Sports.

      As additional services, we currently provide web hosting and online appraisal services. To date, we have generated minimal revenues from these services, but we hope that as the awareness of the AuctionInc product line increases, we will be able to increase our advertising and marketing efforts, which we expect will generate revenue and may attract more visitors that will utilize these services on our site. In addition to web hosting, we expect to increase revenues through the development and design of third party websites. We also have an agreement with Krause Publications, pursuant to which Krause Publications prints Maloney's Antiques & Collectibles Resource Directory and we receive a percentage of the sales revenues from the book sales. We own "www.MaloneysOnline.com," a clearinghouse for hard to find information that contains the searchable Internet version of the resource directory.

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

Competition

      Electronic content management, fan club membership and fan experiences and ticketing services, are relatively new and growing industries. This industry has several hurdles for new companies; building a strong reputation, proficient operational skills in customer service and fulfillment, and gaining a client base. While these are big hurdles and present a strong barrier to entry, they are not insurmountable. There are several competitors in this industry like Music Today, UltraStar, and FanAsylum, each of whom offer unique solutions and services. There are other indirect competitors who deal in just merchandising or electronic memberships, but these companies serve a different customer base.

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

Intellectual Property

      Our web hosting software program, AuctionInc software suite, is proprietary. We have filed one application for a patent related to AIShip. We do not have any patents for our designs or innovations and we may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology. To protect our interest in our intellectual property, we restrict access by others to our proprietary software. In addition, we own the "Collecting Channel" mark and for the mark "Paid".

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

Employees

      We currently employ 21 personnel, 19 of whom are employed full time. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

      Item 3. Legal Proceedings.

      None.

      Item 4. Submission of Matters to a Vote of Security Holders.

      None.

      Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      Our common stock, par value $.001 per share, is presently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol, "PAYD".

      The following table sets forth the high and low bid prices for our common stock as reported by OTCBB for the eight quarters ended December 31, 2005. The quotations from the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

      2004                                                  High       Low
                                                            -----      ---
      Quarter ended March 31, 2004                          $ .80     $ .175
      Quarter ended June 30, 2004                           $ .47     $ .275
      Quarter ended September 30, 2004                      $ .39     $ .221
      Quarter ended December 31, 2004                       $ .34     $ .05

      2005                                                   High      Low
                                                            -----      ---
      Quarter ended March 31, 2005                          $ .35     $ .15
      Quarter ended June 30, 2005                           $ .36     $ .17
      Quarter ended September 30, 2005                      $ .29     $ .165
      Quarter ended December 31, 2005                       $ .235    $ .115

      As of March 17, 2006, there were approximately 2,345 holders of record of our common stock.

      We have not previously paid cash dividends on our common stock, and intend to utilize current resources to operate the business; thus, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

                      Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------------------
                                                                                             Number of Securities
                                                                                             Remaining Available For
                                             Number of Securities                            Future Issuance Under
                                             To be Issued Upon      Weighted-Average         Equity Compensation
                                             Exercise of            Exercise Price of        Plans (Excluding
                                             Outstanding Options,   Outstanding Options,     Securities Reflected in
                                             Warrants and Rights    Warrants and Rights      Column (a))
                                             (a)                    (b)                      (c)
----------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Approved
by Security Holders                          25,000,000             $.041                    5,000,000
----------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Not
Approved by Security Holders                 165,054                $.6126                   2,913,365
----------------------------------------------------------------------------------------------------------------------
Total                                        25,165,054             $.045                    7,913,365
----------------------------------------------------------------------------------------------------------------------

Refer to Note 7, Notes to Consolidated Financial Statements for the Years ended December 31, 2005 and 2004, incorporated by reference in Part II, Item 7, of this Annual Report, for a detailed discussion of the stock options and warrants that are outstanding.

      During the fourth quarter of 2005, the Company did not receive any conversion requests from Augustine Fund, L.P. with respect to the Company's November 7, 2001 convertible note. The remaining balance on the November 7, 2001 convertible note as of December 31, 2005 is $1,150,000. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible note for its own account. The issuance of the convertible note and securities pursuant to the convertible note is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The terms of the Note are described further in Note 9, Notes to Consolidated Financial Statements for the Years ended December 31, 2005 and 2004, incorporated by reference in Part II, Item 7, of this Annual Report.

      The Company borrowed $160,000 from an unaffiliated individual in October 2004, which amount, including all principal and 12% interest, was paid off in full through two issuances of common stock of the Company: 125,000 shares on October 29, 2004, and 800,000 shares on March 7, 2005. The shares were not registered under the Securities Act of 1933. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

      The Company paid an unaffiliated consultant 250,000 shares of common stock of the Company in lieu of fees. The shares were issued on December 31, 2004 and delivered in certificate form in January 2005. The shares were not registered under the Securities Act of 1933. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

      Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

      Our innovative products and services are utilized in celebrity services, ticketing, fan experiences, merchandising, online auctions and management, and web site development. Our celebrity services proprietary content management system provides an opportunity for our clients to offer more information, merchandise and experiences to their customers and communities. This proprietary system uses the AuctionInc. shipping calculator tools to provide improved customer service and fulfillment services. The technology is based on our patent-pending process that streamlines back-office and shipping processes for online auctions and e-commerce. Our new celebrity services offer famous people official web sites and fan-club services including e-commerce storefronts, articles, polls, message boards, contests, biographies and custom features to attract tens of thousands of visitors daily. Our autograph signing events, working in conjunction with our new sports agent marketing services, have created more services and opportunities for our sports clientele.

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

Results of Operations

      The following discussion compares the Company's results of operations for the year ended December 31, 2005 with those for the year ended December 31, 2004. The Company's financial statements and notes thereto included elsewhere in this annual report contain detailed information that should be referred to in conjunction with the following discussion.

      Revenue. For the year ended December 31, 2005, revenues were $4,920,100, 66% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to the tour of a major performing artist which ended in March 2006. Sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations represented 26% of revenues, and Sports marketing revenues represented 7% of revenues. Gross sales of the Company's own product were $1,299,800. Fan experience, Fan club membership and related merchandise sales revenues were $3,228,400, and sports marketing revenues were $357,200. Advertising and web hosting fees were $33,900, less than 1% of gross revenues, during the year ended December 31, 2005. Substantially all of the fan club membership and fan experience revenues were generated during the fourth quarter of 2005. Management anticipates continued increases in revenues from these sources and from tours, products and services related to several other performing artists for the year ending December 31, 2006.

      The Company's 2005 revenues represent an increase of approximately $3,067,600, or 165%, from the year ended December 31, 2004, in which revenue was $1,853,000. For the year ended December 31, 2004, sales of the Company's product were $1,613,500, or 87% of gross sales, fan club membership and related merchandise sales revenues were $126,500, 7% of gross revenues, sports marketing revenues were $90,200, or 5% of gross revenues, and advertising and web hosting fees were $17,500, or 1% of gross revenues.

      The reason for the increase in revenues was a $3,101,900 increase related to the beginning of a tour by a major performing artist in late October 2005 which continued through most of the first quarter of 2006, higher revenues related to sports marketing services of $267,000 which was acquired in the K Sports transaction during the fourth quarter of 2004, offset by lower sales of Company owned product of approximately $313,700 from the same period in 2004. Gross profit from Company owned product sales for the year ended December 31, 2005 was approximately $433,600, $177,300 less than in 2004. Since gross margin percentages on Company owned product were 5% less in 2005 and sales of Company owned product were $313,700 lower in the year ended December 31, 2005, the Company produced

$177,300 lower gross margin dollars in 2005. The decrease in sales and gross profit margin is attributable to a management decision to streamline sales channels for company owned product and, in turn, terminating sales on eBAY, in an effort to reduce related overhead.

      Operating Expenses. Total operating expenses for the year ended December 31, 2005 were $4,561,400, compared to $4,272,100 for the corresponding period in 2004, an increase of $289,300. Sales, general and administrative ("SG&A") expenses for the year ended December 31, 2005 were $4,016,200, compared to $3,492,300 for the year ended December 31, 2004. The increase of $524,000 in SG&A costs includes increases in payroll and related costs of $139,900, travel of $148,000, credit card commissions of $150,800, postage and shipping costs of $79,600, and professional fees of $105,200, offset by decreases in depreciation and amortization of $187,800 as certain assets became fully depreciated during 2005 and 2004. The payroll, travel, credit card commissions and postage and shipping increases are all principally attributable to the tour of a major performing artist. Costs associated with planning, maintaining and operating our web sites for the year ended December 31, 2005 decreased $234,600 from 2004. This decrease is due primarily to decreases in personnel costs of $11,500, and depreciation and amortization of $84,300, as certain website development costs became fully depreciated. In addition, during 2005 the Company capitalized approximately $200,000 of website development costs, while in 2004 the Company capitalized $64,700.

      Interest Expense. For the year ended December 31, 2005, the Company incurred interest charges of approximately $294,800 principally associated with one convertible note, compared to interest charges of $497,300 for the corresponding period in 2004, a decrease of $202,500. $14,900 of the decrease is attributable to lower balances of interest-bearing debt in 2005 and $187,600 of the decrease is attributable to lower amortization of beneficial conversion features.

      Net Loss. The Company realized a net loss for the year ended December 31, 2005 of $3,100,700 compared to a loss of $4,079,700 for the year ended December 31, 2004. Losses in both years represented $.02 per share.

      Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

      At December 31, 2005, total assets of the Company were $4,229,600 compared to $1,764,900 at December 31, 2004. The increase was primarily due the $999,800 remaining balance of the acquisition of a large collection of movie poster inventory and cash and deferred expenses totaling $1,880,000 associated with sales of tickets to entertainment events to be held during the first quarter of 2006, offset by depreciation and amortization totaling $805,800. The Company also reports a related liability to customers, in the form of deferred revenues, at December 31, 2005 of $2,305,300.

Operating Cash Flows

      A summarized reconciliation of the Company's net losses to cash provided by (used in) operating activities for the years ended December 31, 2005 compared to December 31, 2004, is as follows:

                                                   2005              2004
                                                   ----              ----

Net loss                                       $ 3,100,700)      $(4,079,700)
Depreciation and amortization                      805,800         1,077,900
Amortization of beneficial conversion
Discount and debt discount                         103,900           291,500
Common stock issued in payment
        of services                              1,632,500         1,401,500
Common stock issued in payment  of
        interest                                   137,200           315,200
Net current assets and liabilities
  associated with advance ticketing              1,749,000                --
Call Options                                      (268,000)               --
Changes in current assets and liabilities          356,400           264,900
                                               -----------       -----------
Net cash provided by (used in)
 operating activities                          $ 1,416,100       $  (728,700)
                                               ===========       ===========

Working Capital and Liquidity

      The Company had cash and cash equivalents of $1,503,000 at December 31, 2005, compared to $43,500 at December 31, 2004. The Company had $152,300 of working capital at December 31, 2005 compared to a deficit in working capital of $542,800 at December 31, 2004. At December 31, 2005 current liabilities were $3,787,700 compared to $1,446,000 at December 31, 2004. Current liabilities increased at December 31, 2005 compared to December 31, 2004 primarily due to deferred revenues of $2,305,300 associated with events scheduled during the first quarter of 2006. As discussed in greater detail in Note 9 to the Financial Statements, included in Part I of this annual report and incorporated by reference herein, the Company has outstanding a convertible notes held by Augustine Fund, L.P. The Series B Note has a principal amount outstanding as of December 31, 2005 of $1,150,000.

      The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2005. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits in 2006 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. In addition, "AuctionInc" which hosts a suite of management tools and enhanced shipping calculator solutions for small ecommerce enterprises, sales of movie posters, both from inventory and on consignment, and web hosting are expected to increase revenues and result in higher total gross profit. Subject to the discussion below, management believes that the Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options for approximately 1,625,000 shares of common stock, which, once assigned by the Company, can generate between $195,000 and $585,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. However, there can be no assurance that assignment of the call options can be concluded on reasonably acceptable terms. If assignments are not made, management may need to seek alternative sources of capital to support operations.

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

      Although forward-looking statements in this annual report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Exhibit 99, "Risk Factors", in the Company's Form 10-KSB for the fiscal year ended December 31, 2005.

      For example, the Company's ability to achieve positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company's inability to successfully implement the Company's business and revenue model, tour or event cancellations, higher costs than anticipated, the Company's inability to sell its products and services to a sufficient number of customers, the introduction of competing products by others, the Company's failure to attract sufficient interest in and traffic to its sites, the Company's inability to complete development of its sites, the failure of the Company's operating systems, and the Company's inability to increase its revenues as rapidly as anticipated. If the Company is not profitable in the future, it will not be able to continue its business operations.

      Item 7. Financial Statements.

      The consolidated financial statements and supplementary data required by this item appear on Page F-1 immediately following the signature page, and are incorporated by reference herein.

      Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

      Item 8A. Controls and Procedures.

      The Company's management, including the President of the Company and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Item 8B. Other Information.

      None.

                                    Part III.

      Item 9. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

      The following table sets forth certain information regarding the directors and executive officers of Paid, Inc.:

      Name                  Age    Position
      ----                  ---    --------
      Gregory Rotman*       40     Director, Chief Executive Officer & President

      Richard Rotman*       35     Director, Chief Financial Officer, Vice
                                   President, Treasurer & Secretary

      Andrew Pilaro         36     Director

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

      Gregory Rotman has served as a Director and the Chief Executive Officer and President of Paid, Inc. since February 1999. From 1995 to 1998, he served as a Partner of Teamworks, LLC, which was responsible for the design, financing and build-out of MCI National Sports Gallery.

      Richard Rotman has served as a Director and the Chief Financial Officer, Vice President, Treasurer and Secretary of Paid, Inc. since February 1999. Prior to joining Paid, Inc., he was involved in the management and day-to-day operations of Rotman Auction, which he formed in February 1997. From 1995 until February 1997, Mr. Rotman worked for the family business, Rotman Collectibles, where he focused on sale and distribution of collectibles, including through auctions and on the Internet.

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

      The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company's Code of Ethics will be provided to anyone, free of charge, upon request to: Richard Rotman, CFO, Paid, Inc., 4 Brussels Street, Worcester, Massachusetts 01610 or
(508) 791-6710.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. These persons are required by SEC regulation to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors and beneficial owners of more than 10% of the Company's stock, have been complied with for the period which this Form 10-KSB relates.

      Item 10. Executive Compensation.

      The following table sets forth the compensation of the Company's chief executive officer, the chief financial officer, and each officer whose total cash compensation exceeded $100,000, for the last three fiscal years ended December 31, 2005, 2004, and 2003.

                           SUMMARY COMPENSATION TABLE

    ----------------------------------------------------------------------------------------------
                                                                                  Long-Term
                                                    Annual Compensation         Compensation
                                                                          ------------------------
                                                                                  Awards(2)
    ----------------------------------------------------------------------------------------------
    Name and                             Fiscal                            Securities Underlying
    Principal Position                    Year           Salary (1)                Options (#)
    ----------------------------------------------------------------------------------------------
    Gregory Rotman                        2005            $84,871                     0

    President and Chief Executive
    Officer                               2004            $ 92,154                    0

                                          2003            $ 72,000                    0

    ----------------------------------------------------------------------------------------------

    Richard Rotman                        2005            $86,794                     0

    Chief Financial Officer and Vice
    President and Secretary               2004            $ 93,491                    0

                                          2003            $ 90,532                    0

    ----------------------------------------------------------------------------------------------

      (1) For each of 2005, 2004, and 2003, the Company paid the amount shown as compensation , but has accrued the difference between these amounts per annum for both Gregory Rotman and Richard Rotman and $100,000.

      (2) On October 11, 2002, both Gregory Rotman and Richard Rotman were granted options to purchase 10,000,000 shares of common stock at an exercise price of $.041, under the Company's 2002 Stock Option Plan, pursuant to the following vesting schedule: options to purchase 4,000,000 shares of common stock vested on April 11, 2003; options to purchase 3,000,000 shares of common stock vested on October 11, 2003, and options to purchase 3,000,000 shares vested on October 11, 2004.

      No options were granted to the named executive officers during the last fiscal year.

      The following table sets forth certain information related to the number of options exercised and the number and value of exercisable and unexercisable options of the named executive officers as of December 31, 2005:

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

    ----------------------------------------------------------------------------------------------------------------
                                                                                 Number of
                                                                                Securities            Value of
                                                                                Underlying           Unexercised
                                                                                Unexercised         In-The-Money
                                                                              Options/SARs at      Options/SARs at
                                                   Shares        Value          FY-End (#)           FY-End ($)
                                                Acquired on    Realized        Exercisable/         Exercisable/
                       Name                     Exercise (#)      ($)         Unexercisable        Unexercisable
    ----------------------------------------------------------------------------------------------------------------
    Gregory Rotman, President and CEO                0            $0          10,000,000/0         $1,440,000/$0
    ----------------------------------------------------------------------------------------------------------------
    Richard Rotman, CFO, Vice President
    and Secretary                                    0            $0          10,000,000/0         $1,440,000/$0
    ----------------------------------------------------------------------------------------------------------------

      (1) Based on closing price of $.185 on December 31, 2005 as reported by the OTC Bulletin Board.

      None of the Company's directors receives any compensation from the Company for serving as directors. However, on October 11, 2002, Andrew Pilaro received options to purchase 2,000,000 shares of common stock at an exercise price of $.041, pursuant to the 2002 Stock Option Plan, subject to the following vesting schedule: options to purchase 800,000 shares of common stock vested immediately; options to purchase an additional 600,000 shares of common stock vested on October 11, 2003, and options to purchase 600,000 shares of common stock vested on October 11, 2004. Based on a closing price of the Company's common stock as report on the OTC Bulletin Board of $.185 as of December 31, 2005, Mr. Pilaro's exercisable options have a value of $288,000.

      Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 17, 2005 of each of our directors and executives officers, and all of our directors and executive officers as a group.

Name and Address of                    Number of Shares             % of
Beneficial Owner (1)                  Beneficially Owned           Class
--------------------                  ------------------           -----
Gregory Rotman                          18,309,005 (2)             8.19%
Richard Rotman                          19,996,451 (2)             8.94%
Andrew Pilaro                            2,068,700 (3)              .93%

All directors and                       40,374,156                18.06%
officers as a group
(3 individuals)

(1) The address of each person named is the address of the Company.

(2) Includes options to purchase 10,000,000 shares of the Company's common stock at an exercise price of $.041, 4,000,000 of which vested on April 1, 2003, 3,000,000 of which vested on October 11, 2003, and 3,000,000 of which vested on October 11, 2004.

(3) Includes 17,200 shares held indirectly as custodian for Mr. Pilaro's minor sons and options to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.041, 800,000 of which vested on October 11, 2002, 600,000 of which vested on October 11, 2003, and 600,000 of which vested on October 11, 2004.

      To the knowledge of the Company's management, as of March 17, 2006, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than Gregory Rotman and Richard Rotman, as set forth above.

      The information regarding the Company's Equity Compensation Plan Information is incorporated herein by reference in Part II, Item 5 of this Annual Report on Form 10-KSB.

      Item 12. Certain Relationships and Related Transactions.

      Steven Rotman is the father, and Leslie Rotman is the mother, of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. The Company entered into a number of transactions over the past two years with both Steven Rotman and Leslie Rotman. Management believes that these transactions are fair and reasonable to the Company and no less favorable than could have been obtained by an unaffiliated third party.

      In December 2001, the Company engaged Steven Rotman to provide consulting services to the Company. Steven Rotman did not provide any consulting services in 2005. However, during 2005, for consulting fees owed and for consulting services provided prior to 2005, including $160,000 in fees and services provided in 2004, the Company paid Steven Rotman $251,659 in the form of options to purchase 1,264,630 shares of common stock of the Company pursuant to the Company's 2001 Non-Qualified Stock Option Plan. Under the 2001 Non-Qualified Stock Option Plan employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant.

      In 2002, the Company obtained private financing from Mr. Steven Rotman in the aggregate amount of $115,000 at an 8% interest rate, and borrowed an additional $15,000 in 2003, all of which was outstanding in 2004. In 2005, the Company repaid $50,000, but continues to owe Steven Rotman $80,000 in principal, and $33,833 in interest, including $10,267 in interest which accrued in 2005.

      In 2004, the Company acquired approximately $110,000 of memorabilia for sale from Mr. Steven Rotman.

      On May 9, 2005, the Company entered into a Settlement Agreement and Mutual Release with Leslie Rotman ("Seller") to settle all outstanding disputes regarding the value paid and the value received in the 2001 transaction in which Seller, Rotman Collectibles, Inc., and the Company entered into an Agreement and Plan of Merger, pursuant to which Rotman Collectibles, Inc., a Massachusetts corporation, was merged into the Company's Delaware subsidiary, now named Rotman Collectibles, Inc. To settle any possible differences or disputes between the value paid and the value received, Seller delivered 2,000,000 shares of the Company's common stock into escrow, with a fair market value of $600,000 based on the closing bid price of $.30 on May 6, 2005 (as set forth in the Settlement Agreement and Mutual Release) and granted the Company an option to purchase the shares for $.001 per share. The option is assignable by the Company and expires one year from the date of grant. The related $600,000 settlement gain has been apportioned between other income in the amount $340,500, representing the amount attributable to goods sold in prior years and $259,500 as reductions of inventory cost at January 1, 2005. Also included in other income is the effect of reducing the $130,000 reserve related to the movie poster inventory at January 1, 2005. During 2005 the Company assigned options to purchase 375,000 shares of stock from Leslie Rotman to certain individuals in exchange for $96,885.

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

Exhibits are numbered in accordance with Item 601 of Regulation S-B.

        Exhibit
          No.                            Description of Exhibits
        ------                           -----------------------

          3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 25, 2003)

          3.2         Amended and Restated Bylaws (incorporated by reference to
                      Exhibit 3.2 to Form 8-K, filed on December 8, 2004)

          4.1 Specimen of certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Form SB-2/A filed on December 1, 2000)

          4.2 Convertible Promissory Note dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed on April 14, 2000)

          4.3 Convertible Promissory Note, dated November 7, 2001, issued to Augustine Fund, L.P., pursuant to Loan Agreement (incorporated by reference from Exhibit 4.2 to Form 8-K filed on November 21, 2001)

          4.4 Modification Agreement dated September 19, 2000 between the Company and Augustine Fund, L.P. (incorporated by reference to Exhibit 4.7 to Form S-3 filed on October 25,
                      2000).

          4.5 Amended Modification Agreement dated July 15, 2001, between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.10 to Form SB-2/A filed on August 8, 2001)

          4.6 Second Amended Modification Agreement dated August 30, 2001 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.11 to Form SB-2 filed on August 31, 2001)

          4.7 Third Amended Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.1 to Form 10-QSB/A filed on August 14, 2002)

          4.8 Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.2 to Form 10-QSB/A filed on August 14, 2002)

          4.9 Second Modification Agreement dated October 31, 2003 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.10 to Form 10-KSB filed on March 30, 2004)

          4.10 Third Modification Agreement dated October 15, 2005 between the Company and Augustine Fund, L.P.*

          4.11 Warrant issued by the Registrant to Delano Group Securities, LLC (expired March 2005) (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed on April 14, 2000).

          4.12 Warrant dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement (expired March
                      2005) (incorporated by reference to Exhibit 10.4 to Form 10-KSB filed on April 14, 2000)

          10.1        1999 Stock Option Plan (incorporated by reference to
                      Exhibit 10.2 to Form SB-2/A filed on December 1, 2000)

          10.2        1999 Omnibus Share Plan (incorporated by reference to
                      Exhibit 10.3 to Form SB-2/A filed on December 1, 2000)

          10.3 2001 Non-Qualified Stock Option Plan, as amended (incorporated by reference from Exhibit 99.1 to Form S-8 filed on September 5, 2003)

          10.4        2002 Stock Option Plan (incorporated by reference from
                      Exhibit 10.17 to Form 10-KSB filed on March 31, 2003)

          10.5 Securities Purchase Agreement dated March 23, 2000 between the Company and Augustine Fund, LP. (incorporated by reference to Exhibit 10.2 to Form 10-KSB filed on April 14, 2000)

          10.6 Loan Agreement, dated November 7, 2001, by and between Augustine Fund, L.P. and the Company (incorporated by reference from Exhibit 10.1 to Form 8-K filed on November 21, 2001)

          10.7 Loan Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P. (incorporated by reference from
                      Exhibit 10.1 to Form 10-QSB/A filed on August 14, 2002)

          10.8 Agreement and Plan of Merger between the Company, Rotman Collectibles, Inc. and Leslie Rotman dated October 23, 2001 (incorporated by reference from Exhibit 2.1 to Form 8-K filed on November 21, 2001)

          10.9 Asset Purchase Agreement dated September 8, 2005 between the Company and Leslie Rotman (incorporated by reference from Exhibit 10 to Form 10-QSB filed on November 14, 2005)

          10.10 Settlement Agreement and Mutual Release dated May 9, 2005 between the Company and Leslie Rotman (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed on May 13,
                      2005)

          10.11 Escrow Agreement dated May 9, 2005 between the Company, Leslie Rotman, and Escrow Agent (incorporated by reference to Exhibit 10.2 to Form 10-QSB filed on May 13, 2005)

          21          Subsidiaries of the Registrant (included in Item I)*

          23          Consent of Carlin, Charron & Rosen, LLP*

          31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002*

          31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002*

          32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002*

          99          Risk Factors*

----------
* filed herewith

(b)   Reports on Form 8-K.

      The Company did not file any reports on Form 8-K during the last quarter of 2005.

      Item 14. Principal Accountant Fees and Services.

      Audit Fees. The aggregate fees billed by Carlin, Charron & Rosen, LLP for the audit of the Company's annual consolidated financial statements for the fiscal year ended December 31, 2005 and 2004, and the reviews of the consolidated financial statements included in the Corporation's Forms 10-QSB for fiscal years 2005 and 2004, were $52,500 and $50,000, respectively.

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

                                      PAID, INC.


                                      By:   /s/ Gregory Rotman
                                         ----------------------------
                                      Gregory Rotman, President
                                      Date:    March 31, 2006

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      /s/ Gregory Rotman
                                      ------------------------------------------
                                      Gregory Rotman, President and Director
                                      Date: March 31, 2005


                                      /s/ Richard Rotman
                                      ------------------------------------------
                                      Richard Rotman, Vice President, Treasurer,
                                      Secretary and Director
                                      Date: March 31, 2006


                                      /s/ Andrew Pilaro
                                      ------------------------------------------
                                      Andrew Pilaro, Director
                                      Date: March 31, 2006

                            PAID, INC. AND SUBSIDIARY
                           DECEMBER 31, 2005 AND 2004
                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting

      Firm (Carlin, Charron & Rosen LLP)..............................F-2

Consolidated Balance Sheets at December 31, 2005  and 2004 ...........F-3

Consolidated Statements of Operations

      Years ended December 31, 2005  and 2004.........................F-4

Consolidated Statement of Changes in Shareholders' Deficit

      Years ended December 31, 2005  and 2004.........................F-5

Consolidated Statements of Cash Flows

      Years ended December 31, 2005  and 2004.........................F-6

Notes to Consolidated Financial Statements

      Years ended December 31, 2005  and 2004.........................F-7 - F-16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Paid, Inc.

We have audited the accompanying consolidated balance sheets of Paid, Inc. and subsidiary (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paid, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and has a shareholders' deficit at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Westborough, Massachusetts
March 17, 2006

                            PAID, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                          ASSETS                                         2005              2004
                                                                         ----              ----
Current assets:
    Cash and cash equivalents                                        $  1,502,987       $     43,558
    Accounts receivable                                                    72,317             45,739
    Inventories, net                                                    1,364,248            624,082
    Investment in call options                                            300,625                 --
    Deferred expenses                                                     556,250                 --
    Prepaid expenses                                                       67,981            125,180
    Due from employees                                                     66,558             55,656
    Other current assets                                                    9,073              9,073
                                                                     ------------       ------------

       Total current assets                                             3,940,039            903,288

Property and equipment, net                                               256,244            172,706
Other intangible assets, net                                               33,290            688,872
                                                                     ------------       ------------

Total assets                                                         $  4,229,573       $  1,764,866
                                                                     ============       ============

          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Notes payable                                                    $    130,000       $    290,000
    Accounts payable                                                      275,336            164,829
    Accrued expenses                                                    1,077,081            991,196
    Deferred revenues                                                   2,305,278                 --
                                                                     ------------       ------------

       Total current liabilities                                        3,787,695          1,446,025
                                                                     ------------       ------------

Long term liabilities:
    Convertible debt                                                    1,150,000          2,398,021
                                                                     ------------       ------------

Shareholders' deficit:
    Common stock, $.001 par value, 350,000,000 shares
     authorized; 200,405,555 and 173,320,731 shares issued
     and outstanding at December 31,
     2005 and 2004, respectively                                          200,406            173,321
    Additional paid-in capital                                         25,575,959         21,166,334
    Accumulated deficit                                               (26,484,487)       (23,383,835)
    Unearned compensation                                                      --            (35,000)
                                                                     ------------       ------------

       Total shareholders' deficit                                       (708,122)        (2,079,180)
                                                                     ------------       ------------

Total liabilities and shareholders' deficit                          $  4,229,573       $  1,764,866
                                                                     ============       ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                             2005                2004
                                                             ----                ----
Revenues                                                $   4,920,123       $   1,852,545

Cost of revenues                                            3,432,623           1,162,953
                                                        -------------       -------------

Gross profit                                                1,487,500             689,592
                                                        -------------       -------------

Operating expenses:
     Selling, general, and administrative expenses          4,016,219           3,492,264
     Website development costs                                545,171             779,811
                                                        -------------       -------------

         Total operating expenses                           4,561,390           4,272,075
                                                        -------------       -------------

Loss from operations                                       (3,073,890)         (3,582,483)
                                                        -------------       -------------

Other income (expense):
     Interest expense                                        (294,822)           (497,320)
     Loss on call options                                    (202,490)                 --
     Other income                                             470,550                  69
                                                        -------------       -------------

         Total other expense, net                             (26,762)           (497,251)
                                                        -------------       -------------

Loss before income taxes                                   (3,100,652)         (4,079,734)

Provision for income taxes                                         --                  --
                                                        -------------       -------------

Net loss                                                $  (3,100,652)      $  (4,079,734)
                                                        =============       =============

Loss per share (basic and diluted)                      $       (0.02)      $       (0.02)
                                                        =============       =============

     Weighted average shares                              184,008,727         163,762,845
                                                        =============       =============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                    Common stock          Additional
                                              -----------------------       Paid-in      Accumulated     Unearned
                                                Shares        Amount        Capital        deficit     Compensation      Total
                                              -----------    --------    -----------    ------------   ------------   -----------
Balance, December 31, 2003                    159,100,228    $159,100    $17,832,123    $(19,304,101)    $     --     $(1,312,878)

Compensatory stock options granted                     --          --        195,000              --      (45,000)        150,000

Amortization of stock-based
      compensation                                     --          --             --              --       10,000          10,000

Issuance of common stock pursuant to
      exercise of stock options
      granted to employees for services           800,679         801        192,714              --           --         193,515

Common stock issued in payment of
      professional and consulting fees          4,240,573       4,241      1,043,743              --           --       1,047,984

Common stock issued in payment of interest
      on convertible debt                       3,924,905       3,925        311,300              --           --         315,225

Common stock issued in connection with
      acquisition of assets of K-sports
      & Entertainment, LLC                        195,313         195         62,305                                       62,500

Conversions of notes payable                    4,882,783       4,883        931,705              --           --         936,588

Proceeds from assignment of call options               --          --        573,060                                      573,060

Exercise of stock options                         176,250         176             --              --           --             176

Beneficial conversion discount                         --          --         24,384              --           --          24,384

Net loss                                               --          --             --      (4,079,734)          --      (4,079,734)
                                              -----------    --------    -----------    ------------     --------     -----------

Balance, December 31, 2004                    173,320,731     173,321     21,166,334     (23,383,835)     (35,000)     (2,079,180)

Common stock issued pursuant to exercise
      of stock options granted to
      employees for services                    1,561,315       1,561        310,119              --           --         311,680

Common stock issued in payment of
      professional and consulting fees          7,064,926       7,065      1,278,765              --           --       1,285,830

Common stock issued in payment of
      interest                                  1,057,966       1,058        136,103              --           --         137,161

Common stock issued in payment of note
      payable                                     761,905         762        159,238              --           --         160,000

Stock options exercised                           536,364         536             --              --           --             536

Common stock issued for payment
      of convertible debt                       9,469,227       9,470      1,342,422              --           --       1,351,892

Issuance of common stock                          200,000         200         29,800              --           --          30,000

Amortization of unearned compensation                  --          --             --              --       35,000          35,000

Common stock issued for inventory               6,433,121       6,433      1,003,567              --           --       1,010,000

Proceeds from sale of warrants                         --          --         50,000              --           --          50,000

Proceeds from assignment of call options               --          --         99,611              --           --          99,611

Net loss                                               --          --             --      (3,100,652)          --      (3,100,652)
                                              -----------    --------    -----------    ------------     --------     -----------

Balance, December 31, 2005                    200,405,555    $200,406    $25,575,959    $(26,484,487)    $     --     $  (708,122)
                                              ===========    ========    ===========    ============     ========     ===========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                        2005            2004
                                                                                        ----            ----
Operating activities:
     Net loss                                                                        $(3,100,652)    $(4,079,734)
     Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                                   805,752       1,077,889
         Settlement Agreement and Mutual Release - call options                         (470,500)             --
         Amortization of unearned compensation                                            35,000          10,000
         Beneficial conversion feature                                                   103,871         291,494
         Loss on call options                                                            202,490              --
         Common stock issued in payment of professional
                  and consulting fees                                                  1,285,830       1,047,984
         Issuance of common stock pursuant to exercise of
           stock options granted to employees for services                               311,680         193,515
         Common stock issued in payment of interest                                      137,161         315,225
         Compensatory stock options granted                                                   --         150,000
         Changes in assets and liabilities:
             Accounts receivable                                                         (26,578)         72,340
             Inventories                                                                 140,334          77,996
             Deferred expenses                                                          (556,250)             --
             Prepaid expense and other current assets                                     46,297        (110,214)
             Accounts payable                                                            110,507         (39,869)
             Accrued expenses                                                             85,885         264,703
             Deferred revenue                                                          2,305,278              --
                                                                                     -----------     -----------

                Net cash provided by (used in) operating activities                    1,416,105        (728,671)
                                                                                     -----------     -----------

Investing activities:
     Proceeds from assignment of call options                                             96,885              --
     Property and equipment additions                                                   (233,708)        (66,330)
     Cash paid for assets of K Sports & Entertainment, LLC                                    --         (50,000)
                                                                                     -----------     -----------

                Net cash used in investing activities                                   (136,823)       (116,330)
                                                                                     -----------     -----------

Financing activities:
     Net proceeds from notes payable                                                     250,000         145,000
     Payments of notes payable                                                          (250,000)
     Proceeds from sale of warrants                                                       50,000              --
     Proceeds from sale of common stock                                                   30,000              --
     Proceeds from convertible debt                                                           --          65,926
     Proceeds from assignment of call options                                             99,611         573,060
     Proceeds from exercise of stock options                                                 536             176
                                                                                     -----------     -----------

                Net cash provided by financing activities                                180,147         784,162
                                                                                     -----------     -----------

Net increase (decrease) in cash and cash equivalents                                   1,459,429         (60,839)

Cash and cash equivalents, beginning                                                      43,558         104,397
                                                                                     -----------     -----------

Cash and cash equivalents, ending                                                    $ 1,502,987     $    43,558
                                                                                     ===========     ===========

                                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

     Income taxes                                                                    $        --     $        --
                                                                                     ===========     ===========

     Interest                                                                        $     2,184     $     6,750
                                                                                     ===========     ===========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                           DECEMBER 31, 2005 AND 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Paid, Inc. and subsidiary (the "Company") provides businesses and clients with marketing, management, merchandising, auction management, website hosting, and authentication and consignment services for the entertainment, sports and collectibles industries.

On October 7, 2004 the Company acquired operating assets of K Sports & Entertainment LLC ("K Sports") comprised of accounts receivable totaling $114,550, property and equipment valued at $5,550 and intangible assets comprised of contract rights, valued at $54,900. The purchase price, totaling $175,000, was paid with 195,313 unregistered shares of Company stock, valued at $62,500, $50,000 in cash, and a commitment to issue an additional 195,312 unregistered shares of company stock, valued at $62,500 on October 7, 2005. Such shares remain unissued at December 31, 2005. K Sports operated as a sports agency business and is expected to supplement and enhance the Company's celebrity services offerings.

Note 2. Management's Plans

The Company has continued to incur significant losses. For the years ended December 31, 2005 and 2004 the Company reported losses of approximately $3,100,000 and $4,100,000, respectively.

To date the Company has met its cash needs from the proceeds of convertible debt and the assignment of call options discussed in Note 7.

Management anticipates growth in revenues and gross profits in 2006 from its celebrity services products and websites; including memberships, fan experiences and ticketing, appearances, and merchandise sales. In addition, "AuctionInc" which hosts a suite of management tools and enhanced shipping calculator solutions for small ecommerce enterprises, sales of movie posters, both from inventory and on consignment, and web hosting are expected to increase revenues and result in higher total gross profit.

A 2005 Settlement Agreement provided the Company with call options for approximately 2 million shares of the Company's common stock. As of December 31, 2005 the Company still held call options for 1,625,000 shares of common stock, which expire on May 9, 2006. Assignment of these call options is expected to produce between $195,000 and $585,000 based solely upon 52 week high and low closing prices of the Company's common stock.

Although there can be no assurances, the Company believes that the above anticipated additional revenues, and additional financing will be sufficient to meet the Company's working capital requirements through the end of 2006.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at December 31, 2005 and 2004 the Company has provided for reserves totaling $50,000 and $300,000, respectively.

Investment in call options

The Company accounts for investment in call options in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Accordingly, call options are recorded at fair value, determined by the closing price of the Company's common stock, on the date they are received and adjusted to fair value at the balance sheet date. Any realized or unrealized gains or losses are recorded in other income (expense).

Website Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment." During the year ended December 31, 2005 the Company capitalized approximately $200,000 of website development costs. During the year ended December 31, 2004 the Company capitalized approximately $65,000 of website development costs.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight line and double declining balance method over the estimated useful lives of 3 to 5 years.

Intangible Assets

Intangible assets are being amortized on a straight-line basis over estimated useful lives of two to seventeen years.

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

Revenue Recognition

The Company generates revenue on sales of its purchased inventories, from fees and commissions on sales of merchandise under consignment type arrangements, from web hosting services, from fan club membership fees, from sales of fan experiences, from appraisal services and from advertising and promotional services.

Fan experiences sales include tickets and related experiences at concerts and other events conducted by performing artists. Revenues associated with these fan experiences are reported gross, rather than net, following the criteria of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", and are deferred until the related event has been concluded, at which time the revenues and related direct costs are recognized.

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

Shipping and Handling Fees and Costs

All amounts billed to customers in sales transactions related to shipping and handling represent revenues earned and are reported as revenues. Costs incurred by the Company for shipping and handling are reported as an expense.

Advertising Costs

Advertising costs totaling approximately $85,700 in 2005 and $99,500 in 2004, are charged to expense when incurred.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted laws and rates that will be in effect when the differences are expected to reverse. A valuation allowance is provided when management believes it is more likely that not that some or all of the deferred tax assets will not be realized.

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and reported amounts of revenue and expenses during the reporting periods. Material estimates that are particularly susceptible to significant change in the near term relate to inventories, intangible assets and deferred tax asset valuation. Although these estimates are based on management's knowledge of current events and actions, they may ultimately differ from actual results.

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

Although SFAS Nos. 123 and 148 encourage all entities to adopt a fair value based method of accounting for employee stock compensation plans, they also allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans typically have no intrinsic value at the date of grant, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and has provided proforma disclosures, in accordance with SFAS No 148, of net income and earnings per share as if the fair value based method of accounting had been applied (refer to note 7).

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 8,518,519 as of December 31, 2005 and 12,447,224 as of December 31, 2004. The
number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 27,165,054 shares and 26,101,418 shares at December 31, 2005 and 2004, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each year.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under stock option and employee stock purchase plans. The cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. SFAS 123R is effective for the Company beginning January 1, 2006 at which time the Company will adopt the modified prospective transition method. SFAS 123R is not expected to have a material impact on the financial statements at the time of adoption.

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

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces APB Opinion No. 20, "Accounting Changes and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, to prior years' financial statements, as the required method for reporting a change in accounting principle and the reporting of an error unless it is not practical to do so. SFAS No. 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.

Note 4. Property and Equipment

At December 31, property and equipment consisted of the following:

                                                        2005               2004
                                                        ----               ----
Computer equipment and software                  $   905,179        $   871,467
Office furniture                                      61,927             61,927
Video and article archives                           418,983            418,983
Video equipment                                      158,513            158,513
Website development cost                             908,996            709,000
Purchased software                                    70,000             70,000
                                                 -----------        -----------
                                                   2,523,598          2,289,890
Accumulated depreciation                          (2,267,354)        (2,117,184)
                                                 -----------        -----------
                                                 $   256,244        $   172,706
                                                 ===========        ===========

Depreciation expense of property and equipment for the years ended December 31, 2005 and 2004 amounted to $150,200 and $297,100, respectively.

The Company uses office and warehouse facilities as a tenant at will in a building leased by a related party. No rent has been charged during the years ended December 31, 2005 and 2004.

Note 5. Intangible Assets

At December 31, intangible assets are comprised of the following:

                                                      2005                 2004
                                                      ----                 ----
Software licenses                              $ 2,882,660          $ 2,882,660
Patent pending                                      16,000               16,000
Domain names                                        77,025               77,025
Acquired Websites                                  762,301              762,301
Customer and user lists                            327,157              327,157
Assigned contracts                                  54,900               54,900
Other                                               30,763               30,763
                                               -----------          -----------
                                                 4,150,806            4,150,806
Accumulated amortization                        (4,117,516)          (3,461,934)
                                               -----------          -----------
                                               $    33,290          $   688,872
                                               ===========          ===========

Amortization expense for intangible assets for the years ended December 31, 2005 and 2004 amounted to $655,600 and $780,800, respectively.

Estimated amortization expense for each of the next five years is $21,000 in 2006 and $1,000 in each year 2007 to 2010.

Note 6. Accrued Expenses

At December 31, accrued expense are comprised of the following:

                                                             2005           2004
                                                             ----           ----
Interest                                               $  172,490     $  129,635
Payroll and related costs                                 204,280        167,322
Professional and Consulting fees                          134,411        378,210
Consignments                                              172,782        173,626
Due to K Sports                                            62,500         62,500
Commissions                                               300,000         40,000
                                                           30,618         39,903
                                                       ----------     ----------
Other                                                  $1,077,081     $  991,196
                                                       ==========     ==========

Note 7. Common Stock

Call Option Agreements

In connection with a settlement agreement with CSEI, the Company was granted call options for 2,283,565 unregistered common shares held by CSEI at an exercise price of $.001 per share.

During 2004 the Company assigned options to purchase 1,889,000 shares of stock from CSEI to certain individuals in exchange for $573,000. During January 2005 the remaining 394,565 options were assigned in exchange for approximately $100,000. The proceeds from the assignment of these options were added to the paid in capital of the Company.

On May 9, 2005, the Company entered into a Settlement Agreement and Mutual Release with Leslie Rotman ("Seller") to settle all outstanding disputes regarding the value paid and the value received in the 2001 transaction in which Seller, Rotman Collectibles, Inc., and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Rotman Collectibles, Inc., a Massachusetts corporation, was merged into the Company's Delaware subsidiary, now named Rotman Collectibles, Inc. Seller is the mother of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. To settle any possible differences or disputes between the value paid and the value received, Seller delivered 2,000,000 shares of the Company's common stock into escrow, with a fair market value of $600,000 based on the closing bid price of $.30 on May 6, 2005 (as set forth in the Settlement Agreement and Mutual Release) and granted the Company an option to purchase the shares for $.001 per share. The option is assignable by the Company and expires one year from the date of grant. The related $600,000 settlement gain has been apportioned between other income in the amount $340,500, representing the amount attributable to goods sold in prior years and $259,500 as reductions of inventory cost at January 1, 2005. Also included in other income is the effect of reducing the $130,000 reserve related to the movie poster inventory at January 1, 2005. During 2005 the Company assigned options to purchase 375,000 shares of stock from Leslie Rotman to certain individuals in exchange for $96,885. At December 31, 2005, 1,625,000 call options remain outstanding.

Stock Options

In June 1999, the Company's Board of Directors adopted the 1999 Stock Option Plan (the "1999 Plan") that provides for the issuance of options to directors, officers, employees and consultants of the Company to purchase up to 1,000,000 shares of the Company's common stock. Options granted under the plan may be either incentive stock options or nonqualified stock options. The 1999 Plan provides that each option be granted at a price determined by the Board of Directors on the date such option is granted and have a maximum option term of ten years. The options granted become exercisable during a period of time as specified by the Board of Directors at the date such option is granted.

In 1999, the Company also granted options to purchase 126,000 shares of unrestricted common stock at the stock's fair value on the dates of grant (between $.8125 and $1.625 per share).

In October 2002, the Company's Board of Directors adopted the 2002 Stock Option Plan (the "2002 Plan") that provides for the issuance of options to directors, officers, employees and consultants of the Company to purchase up to 30,000,000 shares of the Company's common stock. Options granted under the plan may be either incentive stock options or nonqualified stock options. The 2002 Plan provides that each option be granted at a price determined by the Board of Directors on the date such option is granted and have a maximum option term of ten years. The options granted become exercisable during a period of time as specified by the Board of Directors at the date such option is granted. In 2002 the Company granted options to purchase a total of 25,000,000 restricted shares of common stock to its President, Chief Financial Officer, Chief Technology Officer and a Director at the stock's fair value on the date of grant, $0.041.

In October 2004, the Company granted options to an employee and a consultant to purchase 635,418 shares of unrestricted common stock at $.001 per share. 468,750 of these options, valued at $150,000, were immediately vested while 166,668 vested over a nine-month period. The Company recorded unearned compensation of $45,000, based on the difference between the fair value of the common stock at the grant date and the exercise price of the options that did not immediately vest. The unearned compensation was amortized over the option's vesting period with $35,000 and $10,000 being charged to expense during 2005 and 2004, respectively.

There were no other options granted or cancelled/expired under any plans during 2004 or 2005.

Information pertaining to options outstanding at December 31, 2005 is as follows:


                                                     Weighted
                                                     Average             Weighted                           Weighted
    Range of                                         Remaining           Average                            Average
    Exercise                      Number             Contractual         Exercise      Number               Exercise
    Prices                        Outstanding        Life                Price         Exercisable          Price
    .81                                9,000         3                   $.81                9,000          $ .81
    1.62                              57,000         3                   1.62               57,000           1.62
    .001                              99,054         9                   .001               99,054           .001
    .041                          25,000,000         7                   .041           25,000,000           .041
                                  ----------                                            ----------

    Outstanding at end of year    25,165,054                             $.045          25,165,054          $ .045
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

During the year ended December 31, 2005 the Company granted options for 8,302,602 shares at various dates aggregating $1,580,216 under this plan. During the year ended December 31, 2004 the Company granted options for 5,676,670 shares at various dates aggregating $1,436,499 under this plan. All options except 99,054 shares granted during the 2005 and 2004 were exercised.

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

                                                           Years Ended
                                                           December 31,
                                                           ------------
                                                       2005             2004
                                                       ----             ----
Net loss
As reported                                        $(3,100,652)     $(4,079,734)
Stock based compensation cost, as
reported (net of tax)                                   35,000          160,000
Stock based compensation cost that would
have been included in the determination
of net income had the fair value method
been applied (net of tax)                              (35,000)        (424,450)
                                                   -----------      -----------
Pro forma                                          $(3,100,652)     $(4,344,184)
                                                   ===========      ===========

Basic loss per share as reported                   $      (.02)     $      (.02)

Stock based compensation cost, as
reported (net of tax)                                       --               --
Stock based compensation cost that would
have been included in the determination
of net income had the fair value method
been applied (net of tax)                                 (.00)            (.01)
                                                   -----------      -----------
Pro forma                                          $      (.02)     $      (.03)
                                                   ===========      ===========

Note 8. Income Taxes

There was no provision for income taxes for the years ended December 31, 2005 and 2004 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of temporary differences and carry forwards that give rise to deferred taxes are as follows:

                                                     2005              2004
                                                     ----              ----

Federal net operating loss carry
   forwards                                      $ 6,758,000        $ 6,357,000
State net operating loss carry
   forwards                                        1,492,000          1,776,000
                                                 -----------        -----------
                                                   8,250,000          8,133,000
Valuation reserve                                 (8,250,000)        (8,133,000)
                                                 -----------        -----------

Net deferred tax asset                           $        --        $        --
                                                 ===========        ===========

The valuation reserve applicable to net deferred tax asset for the years ended December 31, 2005 and 2004 is due to the likelihood of the deferred tax not to be utilized.

At December 31, 2005, the Company has federal and state net operating loss carry forwards of approximately $20,000,000 and $16,000,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2010, while the federal carry forwards will expire intermittently through 2025.

Note 9. Convertible Debt Financing

As of December 31, 2005 the Company has outstanding $1,150,000 of convertible debt.

On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note"), due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. (the "Buyer"). The Series A Note, as most recently modified on May 21, 2002, provided for the extensions of the maturity date until March 31, 2005. As of December 31, 2005 this note has been paid in full through a series of conversions to common stock. During 2005 the Company received conversion requests for the remaining $251,892 balance into 1,412,942 common shares at prices ranging from $.149 to $.213 per share. During 2004, 2003, and 2002 $2,748,108, had been converted into 25,314,096 shares of the Company's common stock at conversion prices ranging from $.028 to $.375 per share.

The Company entered into a second Loan Agreement, most recently modified in October 2005, whereby it issued an 8% convertible note in the amount of $2,250,000, due November 7, 2006 (the "Series B Note") to Buyer. The Series B
Note is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Based upon advances through December 31, 2005 totaling $2,250,000, had the Buyer converted the series B Note at issuance, Buyer would have received $3,082,193 in aggregate value of the company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $832,193 was charged to interest expense over the original two year term of the related note. The beneficial conversion feature that was charged to interest expense totaled $103,871 and $291,494 in 2005 and 2004, respectively. The total beneficial conversion discount related to this note was recorded as an increase in additional paid in capital and the unamortized portion as a reduction in the related note.

Note 10. Notes Payable

At December 31, 2005 the Company was obligated on short-term notes payable totaling $130,000, of which $80,000 was to a related party. The related party notes bear interest at 8%, while the remainder bear interest at 10%. The related party debt is due on demand while the remainder is due on May 31, 2006. Interest expense charged to operations in connection with the related party notes totaled $10,266 in 2005.

At December 31, 2004, the Company was obligated on short-term notes payable totaling $290,000, of which $130,000 was to a related party. The related party notes bear interest at 8%, while the remainder bore interest at 12% to 18%. In addition, with respect to the third party debt, the Company issued 125,000 unregistered shares of stock valued at $17,500 as an origination fee. All of this short-term debt was due on demand. Interest expense charged to operations in connection with the related party notes totaled $10,967 in 2004.

Note 11. Related party transactions

During the year ended December 31, 2004 the Company acquired approximately $110,000 of memorabilia for sale from Steven Rotman, the father of Richard and Greg Rotman.

Note 12. Issuance of Common Stock

During 2005 the Company purchased $1,010,000 of memorabilia for sale from Leslie Rotman, the mother of Richard and Greg Rotman in exchange for 6,433,121 shares of restricted stock valued at $.157.

During 2005 and 2004 the Company issued 1,019,871 and 3,924,905 shares of common stock, respectively, in connection with the payment of $129,161 and $315,225, respectively, of interest due on its convertible debt.

                                  EXHIBIT INDEX

        Exhibit
          No.                           Description of Exhibits
        -------                         -----------------------

         3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 25, 2003)

         3.2          Amended and Restated Bylaws (incorporated by reference to
                      Exhibit 3.2 to Form 8-K, filed on December 8, 2004)

         4.1 Specimen of certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Form SB-2/A filed on December 1, 2000)

         4.2 Convertible Promissory Note dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed on April 14, 2000)

         4.3 Convertible Promissory Note, dated November 7, 2001, issued to Augustine Fund, L.P., pursuant to Loan Agreement (incorporated by reference from Exhibit 4.2 to Form 8-K filed on November 21, 2001)

         4.4 Modification Agreement dated September 19, 2000 between the Company and Augustine Fund, L.P. (incorporated by reference to Exhibit 4.7 to Form S-3 filed on October 25,
                      2000).

         4.5 Amended Modification Agreement dated July 15, 2001, between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.10 to Form SB-2/A filed on August 8, 2001)

         4.6 Second Amended Modification Agreement dated August 30, 2001 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.11 to Form SB-2 filed on August 31, 2001)

         4.7 Third Amended Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.1 to Form 10-QSB/A filed on August 14, 2002)

         4.8 Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.2 to Form 10-QSB/A filed on August 14, 2002)

         4.9 Second Modification Agreement dated October 31, 2003 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.10 to Form 10-KSB filed on March 30, 2004)

         4.10 Third Modification Agreement dated October 15, 2005 between the Company and Augustine Fund, L.P.*

         4.11 Warrant issued by the Registrant to Delano Group Securities, LLC (expired March 2005) (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed on April 14, 2000).

         4.12 Warrant dated March 23, 2000 issued to Augustine Fund, LP pursuant to Securities Purchase Agreement (expired March
                      2005) (incorporated by reference to Exhibit 10.4 to Form 10-KSB filed on April 14, 2000)

         10.1         1999 Stock Option Plan (incorporated by reference to
                      Exhibit 10.2 to Form SB-2/A filed on December 1, 2000)

         10.2         1999 Omnibus Share Plan (incorporated by reference to
                      Exhibit 10.3 to Form SB-2/A filed on December 1, 2000)

         10.3 2001 Non-Qualified Stock Option Plan, as amended (incorporated by reference from Exhibit 99.1 to Form S-8 filed on September 5, 2003)

         10.4         2002 Stock Option Plan (incorporated by reference from
                      Exhibit 10.17 to Form 10-KSB filed on March 31, 2003)

         10.5 Securities Purchase Agreement dated March 23, 2000 between the Company and Augustine Fund, LP. (incorporated by reference to Exhibit 10.2 to Form 10-KSB filed on April 14, 2000)

         10.6 Loan Agreement, dated November 7, 2001, by and between Augustine Fund, L.P. and the Company (incorporated by reference from Exhibit 10.1 to Form 8-K filed on November 21, 2001)

         10.7 Loan Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P. (incorporated by reference from
                      Exhibit 10.1 to Form 10-QSB/A filed on August 14, 2002)

         10.8 Agreement and Plan of Merger between the Company, Rotman Collectibles, Inc. and Leslie Rotman dated October 23, 2001 (incorporated by reference from Exhibit 2.1 to Form 8-K filed on November 21, 2001)

         10.9 Asset Purchase Agreement dated September 8, 2005 between the Company and Leslie Rotman (incorporated by reference from Exhibit 10 to Form 10-QSB filed on November 14, 2005)

         10.10 Settlement Agreement and Mutual Release dated May 9, 2005 between the Company and Leslie Rotman (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed on May 13,
                      2005)

         10.11 Escrow Agreement dated May 9, 2005 between the Company, Leslie Rotman, and Escrow Agent (incorporated by reference to Exhibit 10.2 to Form 10-QSB filed on May 13, 2005)

         21           Subsidiaries of the Registrant (included in Item I)*

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