Form 10QSB
period 2006-03-31
PAID INC
filed 2006-05-15
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                               Yes |_|     No |X|

      As of May 9, 2006, the issuer had outstanding 203,862,080 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                               Yes |_|     No |X|

                                   Paid, Inc.
                                 and Subsidiary
                                   Form 10-QSB
                    For the Three Months ended March 31, 2006

                                TABLE OF CONTENTS

Part I - Financial Information

   Item 1.    Financial Statements

                   Consolidated Balance Sheets
                   March 31, 2006 and December 31, 2005 (unaudited)..................3

                   Consolidated Statements of Operations
                   Three months ended March 31, 2006 and
                   2005 (unaudited)..................................................4

                   Consolidated Statements of Cash Flows
                   Three months ended March 31, 2006 and
                   2005 (unaudited)..................................................5

                   Consolidated Statements of Changes in Shareholders' Deficit
                   Three months ended March 31, 2006
                   (unaudited).......................................................6

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2006 and 2005........................7-13

   Item 2.    Management's Discussion and Analysis or
              Plan of Operation......................................................13

   Item 3.    Controls and Procedures................................................17

Part II - Other Information

   Item 1.    Legal Proceedings......................................................17

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ...........17

   Item 3.    Defaults Upon Senior Securities........................................17

   Item 4.    Submission of Matters to a Vote of Security Holders....................17

   Item 5.    Other Information .....................................................18

   Item 6.    Exhibits ..............................................................18

   Signatures........................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PAID, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                          March 31,       December 31,
                                                            2006              2005
                                                            ----              ----
                                                         (Unaudited)        (Audited)
                            ASSETS

Current assets:
    Cash and cash equivalents                            $    408,855     $  1,502,987
    Accounts receivable                                       192,682           72,317
    Inventories, net                                        1,343,778        1,364,248
    Investment in call options                                276,250          300,625
    Deferred expenses                                         261,349          556,250
    Prepaid expenses                                           60,358           67,981
    Due from employees                                         70,103           66,558
    Other current assets                                        9,073            9,073
                                                         ------------     ------------

       Total current assets                                 2,622,448        3,940,039

Property and equipment, net                                   282,881          256,244
Other intangible assets, net                                   26,191           33,290
                                                         ------------     ------------

Total assets                                             $  2,931,520     $  4,229,573
                                                         ============     ============

             LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Notes payable                                        $    130,000     $    130,000
    Accounts payable                                          316,631          275,336
    Accrued expenses                                        1,154,837        1,077,081
    Customer refunds payable                                  748,685               --
    Deferred revenues                                         220,654        2,305,278
                                                         ------------     ------------

       Total current liabilities                            2,570,807        3,787,695
                                                         ------------     ------------

Long term liabilities:
    Convertible debt                                        1,150,000        1,150,000
                                                         ------------     ------------

Shareholders' deficit:
    Common stock, $.001 par value, 350,000,000 shares
     authorized; 201,675,377 and 200,405,555 shares
     issued and outstanding at March 31, 2006 and
     December 31, 2005, respectively                          201,676          200,406
    Additional paid-in capital                             25,769,863       25,575,959
    Accumulated deficit                                   (26,760,826)     (26,484,487)
                                                         ------------     ------------

       Total shareholders' deficit                           (789,287)        (708,122)
                                                         ------------     ------------

Total liabilities and shareholders' deficit              $  2,931,520     $  4,229,573
                                                         ============     ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                          2006              2005
                                                          ----              ----
Revenues                                              $   2,806,841     $     859,653

Cost of revenues                                          1,951,495           527,509
                                                      -------------     -------------

Gross profit                                                855,346           332,144
                                                      -------------     -------------

Operating expenses:
     Selling, general, and administrative expenses          946,230         1,105,390
     Website development costs                              134,400           111,901
                                                      -------------     -------------

         Total operating expenses                         1,080,630         1,217,291
                                                      -------------     -------------

Loss from operations                                       (225,284)         (885,147)
                                                      -------------     -------------

Other income (expense):
     Interest expense                                       (26,683)          (93,789)
     Loss on call options                                   (24,375)               --
     Other income                                                 3                 1
                                                      -------------     -------------

         Total other expense, net                           (51,055)          (93,788)
                                                      -------------     -------------

Loss before income taxes                                   (276,339)         (978,935)

Provision for income taxes                                       --                --
                                                      -------------     -------------

Net loss                                              $    (276,339)    $    (978,935)
                                                      =============     =============

Loss per share (basic and diluted)                    $       (0.00)    $       (0.01)
                                                      =============     =============

     Weighted average shares                            198,844,439       174,303,402
                                                      =============     =============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                 2006             2005
                                                                 ----             ----
Operating activities:
    Net loss                                                 $   (276,339)    $   (978,935)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                              36,917          229,551
        Amortization of unearned compensation                          --           15,000
        Beneficial conversion feature                                  --           30,062
        Loss on call options                                       24,375               --
        Common stock issued in payment of professional
               and consulting fees                                148,828          282,222
        Issuance of common stock pursuant to exercise of
          stock options granted to employees for services          46,346           94,430
        Common stock issued in payment of interest                     --            8,000
        Changes in assets and liabilities:
          Accounts receivable                                    (120,365)          11,384
          Inventories                                              20,470           17,032
          Deferred expenses                                       294,901               --
          Prepaid expense and other current assets                  4,079           81,669
          Accounts payable                                         41,295           53,627
          Accrued expenses                                         77,757           52,154
          Customer refunds payable                                748,685               --
          Deferred revenue                                     (2,084,624)              --
                                                             ------------     ------------
             Net cash used in operating activities             (1,037,675)        (103,804)
                                                             ------------     ------------

Investing activities:
    Property and equipment additions                              (56,457)         (89,179)
                                                             ------------     ------------

Financing activities:
    Proceeds from sale of warrants                                     --           50,000
    Proceeds from sale of common stock                                 --           30,000
    Proceeds from assignment of call options                           --           99,610
    Proceeds from exercise of stock options                            --              136
                                                             ------------     ------------
             Net cash provided by financing activities                 --          179,746
                                                             ------------     ------------

Net decrease in cash and cash equivalents                      (1,094,132)         (13,237)

Cash and cash equivalents, beginning                            1,502,987           43,558
                                                             ------------     ------------
Cash and cash equivalents, ending                            $    408,855     $     30,321
                                                             ============     ============

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

    Income taxes                                             $         --     $         --
                                                             ============     ============
    Interest                                                 $      2,473     $         --
                                                             ============     ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (Unaudited)

                                                               Common stock            Additional
                                                        ---------------------------     Paid-in      Accumulated
                                                           Shares         Amount        Capital        deficit           Total
                                                        ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2005                               200,405,555   $    200,406   $ 25,575,959   $(26,484,487)   $   (708,122)

Issuance of common stock pursuant to exercise of stock
  options granted to employees for services                  262,226            262         46,084             --          46,346

Common stock issued in payment of
  professional and consulting fees                         1,007,596          1,008        147,820             --         148,828

Net loss                                                          --             --             --       (276,339)       (276,339)
                                                        ------------   ------------   ------------   ------------    ------------

Balance, March 31, 2006                                  201,675,377   $    201,676   $ 25,769,863   $(26,760,826)   $   (789,287)
                                                        ============   ============   ============   ============    ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2005, which are included in the Company's Form 10-KSB.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at both March 31, 2006 and December 31, 2005 the Company has provided for reserves totaling $50,000.

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

Revenue Recognition

The Company generates revenue from sales of fan experiences, from fan club membership fees, on sales of its purchased inventories, from fees and commissions on sales of merchandise under consignment type arrangements, from web hosting services, from appraisal services and from advertising and promotional services.

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

Advertising Costs

Advertising costs totaling approximately $33,400 in 2006 and $43,000 in 2005, are charged to expense when incurred.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 9,274,194 as of March 31, 2006 and 16,666,667 as of March 31, 2005. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 27,165,054 shares and 27,465,054 shares at March 31, 2006 and 2005, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each period.

Website Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment." During the three months ended March 31, 2006 the Company capitalized approximately $49,500 of website development costs. During the three months ended March 31, 2005 the Company capitalized approximately $87,000 of website development costs.

Share based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for stock issued to Employees, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

At the date of adoption, there were no unvested options outstanding and no options were granted during the quarter ended March 31, 2006. Consequently, there was no share-based compensation expense recorded during the quarter ended March 31, 2006.

The Company did not recognize compensation expense for employee stock option grants for the three months ended March 31, 2005, since the Company had previously adopted the provisions of SFAS 123, through disclosure only. The following illustrates the effects on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

Net loss as reported                               $ (978,935)
Share based compensation as recorded
  (net of any related income tax effects)              15,000

Share based compensation expense determined
  Under the fair value method (net of any
  Related income tax effects)                         (15,000)
                                                   ----------

Proforma net income                                $ (978,935)
                                                   ==========

Note 2. Notes Payable

At March 31, 2006 and December 31, 2005, the Company was obligated on short-term notes payable totaling $130,000, of which $80,000 was to a related party. The related party notes bear interest at 8%, while the remainder bear interest at 10%. All of this short-term debt was due on demand. Interest expense charged to operations during the three months ended March 31, 2006 and 2005 in connection with the related party notes totaled $1,600 and $2,600, respectively.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

                                                      March 31,     December 31,
                                                        2006            2005
                                                        ----            ----
        Interest                                     $   196,700    $   172,490
        Payroll and related costs                        213,819        204,280
        Professional and Consulting fees                 171,725        134,411
        Consignments                                     172,782        172,782
        Due to K Sports                                   62,500         62,500
        Commissions                                      300,000        300,000
        Other                                             37,311         30,618
                                                     -----------    -----------
                                                     $ 1,154,837    $ 1,077,081
                                                     ===========    ===========

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

On May 9, 2005, the Company entered into a Settlement Agreement and Mutual Release with Leslie Rotman ("Seller") to settle all outstanding disputes regarding the value paid and the value received in the 2001 transaction in which Seller, Rotman Collectibles, Inc., and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Rotman Collectibles, Inc., a Massachusetts corporation, was merged into the Company's Delaware subsidiary, now named Rotman Collectibles, Inc. Seller is the mother of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. To settle any possible differences or disputes between the value paid and the value received, Seller delivered 2,000,000 shares of the Company's common stock into escrow, with a fair market value of $600,000 based on the closing bid price of $.30 on May 6, 2005 (as set forth in the Settlement Agreement and Mutual Release) and granted the Company an option to purchase the shares for $.001 per share. The options are assignable by the Company and were modified on March 31, 2006 to expire two years from the date of grant. At March 31, 2006, 1,625,000 call options remain outstanding.

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

During the three months ended March 31, 2006 the Company granted options for 1,269,822 shares at various dates aggregating $193,904 under this plan. During the three months ended March 31, 2005 the Company granted options for 1,697,771 shares at various dates aggregating $344,652 under this plan. All options granted during these periods were exercised.

Share-based Incentive Plan

At March 31, 2006, the Company had stock option plans that include both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares currently reserved for issuance is 31,000,000 shares. The options granted have ten-year contractual terms and vest either immediately or annually over a five-year term.

At March 31, 2006, there were 5,874,000 shares available for future grants under the above stock option plans. The weighted average exercise price of options outstanding was $0.045 at March 31, 2006.

The following table presents the average price and contractual life information about options outstanding and exercisable at March 31, 2006:

                                                Weighted Average
                                                       Remaining
                                   Number of    Contractual Life      Options Currently
       Exercise Price     Outstanding Shares             (years)            Exercisable
       --------------     ------------------             -------            -----------
                $ .81                  9,000                3.50                  9,000
                 1.62                 57,000                3.25                 57,000
                 .001                 99,054                8.75                 99,054
                 .041             25,000,000                6.75             25,000,000

The aggregated intrinsic value of options outstanding and vested at March 31, 2006 was $3,241,740.

Note 5. Income Taxes

There was no provision for income taxes for the three months ended March 31, 2006 and 2005 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

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

The tax effects of temporary differences and carry forwards that give rise to deferred taxes are as follows:

At March 31, 2006, the Company has federal and state net operating loss carry forwards of approximately $20,000,000 and $16,000,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2011, while the federal carry forwards will expire intermittently through 2026.

Note 6. Convertible Debt Financing

As of March 31, 2006 the Company has outstanding $1,150,000 of convertible debt.

On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note"), due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. ("Buyer"). As of March 31, 2005 this note has been paid in full through a series of conversions to common stock. During the three months ended March 31, 2005 the Company received conversion requests for the remaining $251,892 balance into 1,412,942 common shares at prices ranging from $.149 to $.213 per share. During 2004, 2003, and 2002 $2,748,108, had been converted into 25,314,096 shares of the Company's common stock at conversion prices ranging from $.028 to $.375 per share.

The Company entered into a second Loan Agreement, most recently modified in October 2005, whereby it issued an 8% convertible note in the amount of $2,250,000, due November 7, 2006 (the "Series B Note") to Buyer. The Series B
Note is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Based upon advances through March 31, 2005 totaling $2,250,000, had the Buyer converted the Series B Note at issuance, Buyer would have received $3,082,193 in aggregate value of the Company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $832,193 was charged to interest expense over the original two year term of the related note. The entire beneficial conversion feature was charged to operations as of December 31, 2005. The beneficial conversion feature that was charged to interest expense during the three months ended March 31, 2005 totaled $30,062. The total beneficial conversion discount related to this note was recorded as an increase in additional paid in capital and the unamortized portion as a reduction in the related note.

Note 7. Concentrations

For the three months ended March 31, 2006 approximately 94% of the Company's revenue was derived from the sale of fan experiences and merchandise related to a major performing artist that was touring. The tour concluded in late March 2006.

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

Overview

Our innovative products and services are utilized in celebrity services, ticketing, fan experiences, merchandising, online auctions and management, and web site development. Our celebrity services proprietary content management system provides an opportunity for our clients to offer more information, merchandise and experiences to their customers and communities. This proprietary system uses the AuctionInc. shipping calculator tools to provide improved customer service and fulfillment services. The technology is based on our patent-pending process that streamlines back-office and shipping processes for online auctions and e-commerce. Our new celebrity services offer athletes, entertainers and other celebrities official web sites and fan-club services including e-commerce storefronts, articles, polls, message boards, contests, biographies and custom features to attract tens of thousands of visitors daily. Our autograph signing events, working in conjunction with our new sports agent marketing services, have created more services and opportunities for our sports clientele.

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

Results of Operations

The following discussion compares the Company's results of operations for the three months ended March 31, 2006 with those for the three months ended March 31, 2005. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the three months ended March 31, 2006, revenues were $2,806,800, 94% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to the tour of a major performing artist which ended in March 2006. Sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations represented 2% of revenues, and sports marketing revenues represented 3% of revenues. Gross sales of the Company's own product were $48,800. Fan experience, Fan club membership and related merchandise sales revenues were $2,645,400, and sports marketing revenues were $89,100. Advertising and web hosting fees were $23,500, less than 1% of gross revenues, during the three months ended March 31, 2006. Management anticipates continued increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several other performing artists during the remainder of 2006.

The Company's first quarter 2006 revenues represent an increase of approximately $1,947,200, or 225%, from the first quarter of 2005, in which revenue was $859,700. For the three months ended March 31, 2005, sales of the Company's product were $467,100, or 54% of gross sales, fan club membership and related merchandise sales revenues were $268,000, 31% of gross revenues, sports marketing revenues were $121,100, or 14% of gross revenues, and advertising and web hosting fees were $3,500, or less than 1% of gross revenues.

The reason for the increase in revenues was a $2,377,400 increase related to the tour by a major performing artist which concluded during the first quarter of 2006, offset by lower revenues related to sports marketing services of $32,000 and lower sales of Company owned product of approximately $418,300 from the same period in 2005. Gross profit from Company owned product sales for the three months ended March 31, 2006 was approximately $11,300, $98,100 less than in 2005. Since gross margin percentages on Company owned product were substantially the same in both 2006 and 2005 and sales of Company owned product were $418,300 lower in the three months ended March 31, 2006, the Company produced $98,100 lower gross margin dollars in 2006. The decrease in sales and gross profit margin is attributable to a management decision late in 2005 to streamline sales channels for Company owned product and, in turn, terminating sales on eBAY, in an effort to reduce related overhead.

Operating Expenses. Total operating expenses for the three months ended March 31, 2006 were $1,080,600, compared to $1,217,300 for the corresponding period in 2005, a decrease of $136,700.

Sales, general and administrative ("SG&A") expenses for the three months ended March 31, 2006 were $946,200, compared to $1,105,400 for the three months ended March 31, 2005. The decrease of $159,200 in SG&A costs includes decreases in payroll and related costs of $51,800, depreciation and amortization of $210,400 as certain assets became fully depreciated during 2006 and 2005, and professional fees of $75,900, offset by increases in travel of $41,300, credit card commissions of $27,400, and postage and shipping costs of $41,900. The travel, credit card commissions and postage and shipping increases are all principally attributable to the tour of a major performing artist.

Costs associated with planning, maintaining and operating our web sites for the three months ended March 31, 2006 increased by $22,500 from 2005. This increase is due primarily to an increase in depreciation and amortization of $17,800. In addition, during the three months ended March 31, 2006 the Company capitalized $49,500 of website development costs, while during the comparable 2005 period the Company capitalized $87,000.

Interest Expense. For the three months ended March 31, 2006, the Company incurred interest charges of approximately $26,700 principally associated with convertible debt, compared to interest charges of $93,800 for the corresponding period in 2005, a decrease of $67,100. $36,900 of the decrease is attributable to lower balances of interest-bearing debt in 2006 and $30,100 to lower amortization of beneficial conversion features.

Net Loss. The Company realized a net loss for the three months ended March 31, 2006 of $276,300 compared to a loss of $978,900 for the three months ended March 31, 2005. Losses in both years represented less than $.01 per share.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

At March 31, 2006, total assets of the Company were $2,931,500 compared to $4,229,600 at December 31, 2005. The decrease was primarily due lower cash and deferred expenses of $1,389,000 associated with the conclusion of entertainment events held during the first quarter of 2006. The Company also reports a $1,335,900 lower related liabilities, in the form of deferred revenues and customer refunds payable, at March 31, 2006 than at December 31, 2005.

Operating Cash Flows

A summarized reconciliation of the Company's net losses to cash used in operating activities for the three months ended March 31, 2006 and 2005 is as follows:

                                                        2006            2005
                                                        ----            ----
         Net loss                                   $  (276,300)    $  (978,900)
         Depreciation and amortization
         Amortization of beneficial conversion           36,900         229,600

         Discount and debt discount                      30,100
         Common stock issued in payment
             of services                                195,200         376,700
         Net current assets and liabilities
             associated with advance ticketing       (1,041,000)             --
         Call Options                                    24,400              --
         Changes in current assets                      (23,100)        238,700
             and liabilities                                 --              --

         Net cash used in
             operating activities                   $(1,037,700)    $  (103,800)
                                                    ===========     ===========

Working Capital and Liquidity

The Company had cash and cash equivalents of $408,900 at March 31, 2006, compared to $1,503,000 at December 31, 2005. The Company had $51,600 of working capital at March 31, 2006 compared to $152,300 at December 31, 2005. At March 31, 2006 current liabilities were $2,570,800 compared to $3,787,700 at December 31, 2005. Current liabilities decreased at March 31, 2006 compared to December 31, 2005 primarily due to the decrease in deferred revenues of $2,084,600 and an increase in customer refunds payable of $748,700 associated with the cancellation of a major performing artist's tour late in the first quarter of 2006 and fewer scheduled future events for other artists.

As discussed in greater detail in Note 6 to the Financial Statements, the Company has outstanding a convertible note held by Augustine Fund, L.P. The Series B Note has a principal amount outstanding as of March 31, 2006 of $1,150,000.

The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2005. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits in 2006 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. In addition, "AuctionInc" which hosts a suite of management tools and enhanced shipping calculator solutions for small ecommerce enterprises, sales of movie posters, both from inventory and on consignment, and web hosting are expected to increase revenues and result in higher total gross profit. Subject to the discussion below, management believes that the Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options for approximately 1,625,000 shares of common stock, which, once assigned by the Company, can generate between $168,000 and $527,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. However, there can be no assurance that assignment of the call options can be concluded on reasonably acceptable terms. If assignments are not made, management may need to seek alternative sources of capital to support operations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) As of March 31, 2006 the Company has outstanding $1,150,000 of debt outstanding on its 8% convertible note issued by the Company in the original principal amount of $2,250,000 to the Augustine Fund, L.P. on November 7, 2001. For the three months ended March 31, 2006, the Company did not issue any shares of its common stock to Augustine Fund, L.P., for principal or interest on this convertible note.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

            10.1 Amendment No. 1 to Settlement Agreement and Mutual Release, between the Company and Leslie Rotman, dated March 31, 2006.

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

      Dated: May 15, 2006               PAID, INC.
                                        Registrant


                                        /s/ Gregory Rotman
                                        ------------------------------------
                                        Gregory Rotman, President


                                        /s/ Richard Rotman
                                        ----------------------------------------
                                        Richard Rotman, Chief Financial Officer,
                                        Vice President and Secretary

                                LIST OF EXHIBITS

  Exhibit No.     Description
  -----------     -----------

      10.1 Amendment No. 1 to Settlement Agreement and Mutual Release, between the Company and Leslie Rotman, dated March 31, 2006.

      31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

      31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

      32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002