Form 10QSB
period 2006-06-30
PAID INC
filed 2006-08-14
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

      As of August 10, 2006, the issuer had outstanding 215,811,397 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                                   Paid, Inc.
                                 and Subsidiary
                                   Form 10-QSB
                     For the Six Months ended June 30, 2006

                                TABLE OF CONTENTS

Part I - Financial Information

   Item 1.   Financial Statements

                   Consolidated Balance Sheets
                   June 30, 2006 and December 31, 2005 (unaudited)..................3

                   Consolidated Statements of Operations
                   Three and Six months ended June 30, 2006 and
                   2005 (unaudited).................................................4

                   Consolidated Statements of Cash Flows
                   Six months ended June 30, 2006 and
                   2005 (unaudited).................................................5

                   Consolidated Statements of Changes in Shareholders' Deficit
                   Six months ended June 30, 2006
                   (unaudited)......................................................6

                   Notes to Consolidated Financial Statements
                   Six months ended June 30, 2006 and 2005..........................7-13

   Item 2.   Management's Discussion and Analysis or
             Plan of Operation......................................................13

   Item 3.   Controls and Procedures................................................18

Part II - Other Information

   Item 1.   Legal Proceedings......................................................19

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ...........19

   Item 3.   Defaults Upon Senior Securities........................................19

   Item 4.   Submission of Matters to a Vote of Security Holders....................19

   Item 5.   Other Information .....................................................20

   Item 6.   Exhibits ..............................................................20

   Signatures.......................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PAID, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                     June 30,       December 31,
                             ASSETS                                    2006             2005
                                                                       ----             ----
                                                                    (Unaudited)       (Audited)
Current assets:
  Cash and cash equivalents                                        $    873,913     $  1,502,987
  Accounts receivable                                                    61,643           72,317
  Inventories, net                                                    1,312,976        1,364,248
  Investment in call options                                            694,875          300,625
  Deferred expenses                                                          --          556,250
  Prepaid expenses                                                      172,427           67,981
  Due from employees                                                     74,516           66,558
  Other current assets                                                    9,073            9,073
                                                                   ------------     ------------

     Total current assets                                             3,199,423        3,940,039

Property and equipment, net                                             250,656          256,244
Other intangible assets, net                                             19,092           33,290
                                                                   ------------     ------------

Total assets                                                       $  3,469,171     $  4,229,573
                                                                   ============     ============

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Notes payable                                                  $    280,000     $    130,000
  Accounts payable                                                      291,560          275,336
  Accrued expenses                                                      876,935        1,077,081
  Customer refunds payable                                               32,508               --
  Deferred revenues                                                     964,695        2,305,278
                                                                   ------------     ------------

     Total current liabilities                                        2,445,698        3,787,695
                                                                   ------------     ------------

Long term liabilities:
  Convertible debt                                                           --        1,150,000
                                                                   ------------     ------------

Shareholders' equity (deficit):
  Common stock, $.001 par value, 350,000,000 shares
   authorized; 215,252,983 and 200,405,555 shares issued
   and outstanding at June 30, 2006 and December 31,
   2005, respectively                                                   215,253          200,406
  Additional paid-in capital                                         27,520,163       25,575,959
  Accumulated deficit                                               (26,711,943)     (26,484,487)
                                                                   ------------     ------------

     Total shareholders' equity (deficit)                             1,023,473         (708,122)
                                                                   ------------     ------------

Total liabilities and shareholders' equity (deficit)               $  3,469,171     $  4,229,573
                                                                   ============     ============

           See accompanying notes to consolidated financial statements

                            PAID INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three months       Six months       Three months       Six months
                                                      ended June        ended June        ended June        ended June
                                                       30, 2006          30, 2006          30, 2005          30, 2005
                                                     -------------     -------------     -------------     -------------
Revenues                                             $     604,388     $   3,411,229     $     633,356     $   1,493,009

Cost of revenues                                           219,974         2,171,469           258,612           786,121
                                                     -------------     -------------     -------------     -------------

Gross profit                                               384,414         1,239,760           374,744           706,888
                                                     -------------     -------------     -------------     -------------

Operating expenses:
    Selling, general, and administrative expenses          834,244         1,780,474           907,448         2,012,838
    Web site development costs                             118,842           253,242           175,876           287,777
                                                     -------------     -------------     -------------     -------------

       Total operating expenses                            953,086         2,033,716         1,083,324         2,300,615
                                                     -------------     -------------     -------------     -------------

Loss from operations                                      (568,672)         (793,956)         (708,580)       (1,593,727)
                                                     -------------     -------------     -------------     -------------

Other income (expense):
    Interest expense                                        17,925            (8,758)          (78,523)         (172,312)
    Gain (loss) on call options                            599,625           575,250          (145,500)         (145,500)
    Other income                                                 5                 8           470,547           470,548
                                                     -------------     -------------     -------------     -------------

       Total other income (expense), net                   617,555           566,500           246,524           152,736
                                                     -------------     -------------     -------------     -------------

Income (loss) before income taxes                           48,883          (227,456)         (462,056)       (1,440,991)

Provision for income taxes                                      --                --                --                --
                                                     -------------     -------------     -------------     -------------

Net income (loss)                                    $      48,883     $    (227,456)    $    (462,056)    $  (1,440,991)
                                                     =============     =============     =============     =============

Income (loss) per share (basic and diluted)          $        0.00     $       (0.00)    $       (0.00)    $       (0.01)
                                                     =============     =============     =============     =============

    Weighted average shares (basic)                    206,913,261       204,015,368       178,777,729       176,565,145
                                                     =============     =============     =============     =============

    Weighted average shares (diluted)                  231,580,941               n/a               n/a               n/a
                                                     =============     =============     =============     =============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                   2006            2005
                                                                   ----            ----
Operating activities:
  Net loss                                                     $  (227,456)    $(1,440,991)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                  76,244         458,333
     Bad debt expense                                                                  340
     Settlement Agreement and Mutual Release - call options             --        (470,500)
     Amortization of unearned compensation                              --          30,000
     Beneficial conversion feature                                      --          60,457
     Loss (gain) on call options                                  (575,250)        145,500
     Common stock issued in payment of professional
             and consulting fees                                   567,218         831,870
     Issuance of common stock pursuant to exercise of
       stock options granted to employees for services             104,039         135,748
     Common stock issued in payment of interest                    137,794           8,000
     Changes in assets and liabilities:
        Accounts receivable                                         10,674          10,392
        Inventories                                                 51,272          11,512
        Deferred expenses                                          556,250              --
        Prepaid expense and other current assets                  (112,404)         92,587
        Accounts payable                                            16,224          70,124
        Accrued expenses                                          (200,146)       (139,391)
        Customer refunds payable                                    32,508              --
        Deferred revenue                                        (1,340,583)             --
                                                               -----------     -----------

          Net cash used in operating activities                   (903,616)       (196,019)
                                                               -----------     -----------

Investing activities:
  Proceeds from assignment of call options                         181,000          27,000
  Property and equipment additions                                 (56,458)       (122,129)
                                                               -----------     -----------

          Net cash used in operating activities                    124,542         (95,129)
                                                               -----------     -----------

Financing activities:
  Proceeds from loan payable                                       150,000         100,000
  Proceeds from sale of warrants                                        --          50,000
  Proceeds from sale of common stock                                    --          30,000
  Proceeds from assignment of call options                              --          99,611
  Proceeds from exercise of stock options                               --             336
                                                               -----------     -----------

          Net cash provided by financing activities                150,000         279,947
                                                               -----------     -----------

Net decrease in cash and cash equivalents                         (629,074)        (11,201)

Cash and cash equivalents, beginning                             1,502,987          43,558
                                                               -----------     -----------

Cash and cash equivalents, ending                              $   873,913     $    32,357
                                                               ===========     ===========

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Income taxes                                                 $        --     $        --
                                                               ===========     ===========
  Interest                                                     $     4,107     $        --
                                                               ===========     ===========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED JUNE 30, 2006
                                   (Unaudited)

                                                               Common stock            Additional
                                                        ---------------------------     Paid-in       Accumulated
                                                           Shares         Amount        Capital         deficit          Total
                                                        ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2005                               200,405,555   $    200,406   $ 25,575,959    $(26,484,487)   $   (708,122)

Issuance of common stock pursuant to exercise of stock
   options granted to employees for services                 614,992            615        103,424                         104,039

Issuance of common stock pursuant to exercise of stock
   options granted to professionals and consultants        4,373,756          4,374        562,844                         567,218

Common stock issued in payment of
   interest on note payable                                  838,450            838        136,956                         137,794

Common stock issued for payment of
   convertible debt                                        9,020,230          9,020      1,140,980                       1,150,000

Net loss                                                          --             --             --        (227,456)       (227,456)
                                                        ------------   ------------   ------------    ------------    ------------

Balance, June 30, 2006                                   215,252,983   $    215,253   $ 27,520,163    $(26,711,943)   $  1,023,473
                                                        ============   ============   ============    ============    ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

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

General

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting and include all adjustments (consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation). Except for the balance sheet as of December 31, 2005, these financial statements have not been audited.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at both June 30, 2006 and December 31, 2005 the Company has provided for reserves totaling $50,000.

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

Revenue Recognition

The Company generates revenue from sales of fan experiences, from fan club membership fees, on sales of its purchased inventories, from web hosting services, from appraisal services and from advertising and promotional services.

Fan experiences sales include tickets and related experiences at concerts and other events conducted by performing artists. Revenues associated with these fan experiences are generally reported gross, rather than net, following the criteria of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", and are deferred until the related event has been concluded, at which time the revenues and related direct costs are recognized.

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

Advertising Costs

Advertising costs totaling approximately $46,000 in 2006 and $68,000 in 2005, are charged to expense when incurred.

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and reported amounts of revenue and expenses during the reporting periods. Material estimates that are particularly susceptible to significant change in the near term relate to inventories and deferred tax asset valuation. Although these estimates are based on management's knowledge of current events and actions, they may ultimately differ from actual results.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 13,414,634 as of June 30, 2005. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 27,165,054 shares and 27,465,054 shares at June 30, 2006 and 2005, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they were antidilutive for periods in which a loss is reported.

Website Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs", which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment." During the six months ended June 30, 2006 and 2005 the Company capitalized approximately $49,500 and $119,000 of website development costs, respectively.

Share based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for stock issued to Employees, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation.

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

At the date of adoption, there were no unvested options outstanding and no options were granted during the six months ended June 30, 2006. Consequently, there was no share-based compensation expense recorded during the six months ended June 30, 2006.

The Company did not recognize compensation expense for employee stock option grants for the six months ended June 30, 2005, since the Company had previously adopted the provisions of SFAS 123, through disclosure only. The following illustrates the effects on net income and earnings per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

                                                 Three months       Six months
                                                     ended             ended
                                                 June 30, 2005     June 30, 2005
                                                 -------------     -------------

Net (loss) as reported                            $  (462,056)      $(1,440,991)

Share based compensation as recorded
   (net of any related income tax effects)             15,000            30,000

Share based compensation expense determined
   Under the fair value method (net of
   any related income tax effects)                    (15,000)          (30,000)
                                                  -----------       -----------

Proforma net (loss)                               $  (462,056)      $(1,440,991)
                                                  ===========       ===========

Note 2. Notes Payable

At June 30, 2006 the Company was obligated on short-term notes payable totaling $280,000, of which $80,000 was to a related party. At December 31, 2005 the Company was obligated on short-term notes payable totaling $130,000, of which $80,000 was to a related party. The related party notes bear interest at 8%, while the remainder bear interest at 8% to 10%. All of this short-term debt was due on demand. Interest expense charged to operations during the six months ended June 30, 2006 and 2005 in connection with the related party notes totaled $3,200 and $5,200, respectively.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

                                                     June 30,       December 31,
                                                       2006             2005
                                                       ----             ----
Interest                                           $    39,345      $   172,490
Payroll and related costs                              235,504          204,280
Professional and Consulting fees                       174,325          134,411
Consignments                                           172,782          172,782
Due to K Sports                                         62,500           62,500
Commissions                                            156,000          300,000
Other                                                   36,479           30,618
                                                   -----------      -----------

                                                   $   876,935      $ 1,077,081
                                                   ===========      ===========

Note 4. Common Stock

Call Option Agreements

In connection with a February 1, 2002 settlement agreement with CSEI, the Company was granted call options for 2,283,565 unregistered common shares held by CSEI at an exercise price of $.001 per share.

During January 2005 the remaining 394,565 options were assigned in exchange for approximately $100,000. The proceeds from the assignment of these options were added to the paid in capital of the Company.

On May 9, 2005, the Company entered into a Settlement Agreement and Mutual Release with Leslie Rotman ("Seller") to settle all outstanding disputes regarding the value paid and the value received in the 2001 transaction in which Seller, Rotman Collectibles, Inc., and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Rotman Collectibles, Inc., a Massachusetts corporation, was merged into the Company's Delaware subsidiary, now named Rotman Collectibles, Inc. Seller is the mother of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. To settle any possible differences or disputes between the value paid and the value received, Seller delivered 2,000,000 shares of the Company's common stock into escrow, with a fair market value of $600,000 based on the closing bid price of $.30 on May 6, 2005 (as set forth in the Settlement Agreement and Mutual Release) and granted the Company an option to purchase the shares for $.001 per share. The options are assignable by the Company and were modified on March 31, 2006 to expire two years from the date of grant. During the six months ended June 30, 2006 and 2005 the Company assigned call options for 350,000 and 100,000 shares respectively, for $181,000 and $27,000. At June 30, 2006, 1,275,000 call options remain outstanding.

Stock Options and Warrants

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 80,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant.

During the six months ended June 30, 2006 the Company granted options for 4,880,415 shares at various dates aggregating $651,257 under this plan. During the six months ended June 30, 2005 the Company granted options for 4,754,455 shares at various dates aggregating $967,618 under this plan. All options granted during these periods were exercised.

During the six months ended June 30, 2005 the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor paid the Company $50,000 as a deposit ("Deposit") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time within one year of the Agreement at $.15 per share. During 2006 the initial deposit was forfeited and the expiration date of the Warrant was extended for one year pending receipt of an additional $50,000 payment. If exercised, $50,000 will be applied as partial payment of the exercise price. If the Warrants are not exercised within one year the extension the second deposit will be forfeited. The initial deposit has been recorded as an addition to Paid in Capital.

Share-based Incentive Plan

At June 30, 2006, the Company had stock option plans that include both incentive stock options and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares currently reserved for issuance is 31,000,000 shares. The options granted have ten-year contractual terms and vest either immediately or annually over a five-year term.

At June 30, 2006, there were 5,483,000 shares available for future grants under the above stock option plans. The weighted average exercise price of options outstanding was $0.045 at June 30, 2006.

The following table presents the average price and contractual life information about options outstanding and exercisable at June 30, 2006:

                          Number of       Weighted Average Remaining
                         Outstanding           Contractual Life          Options Currently
    Exercise Price         Shares                  (years)                  Exercisable
    --------------         ------                  -------                  -----------
        $ .81                  9,000                 3.25                        9,000
         1.62                 57,000                 3.00                       57,000
         .001                 99,054                 8.50                       99,054
         .041             25,000,000                 6.50                   25,000,000

The aggregated intrinsic value of options outstanding and vested at June 30, 2006 was $12,653,885.

Note 5. Income Taxes

There was no provision for income taxes for the six months ended June 30, 2006 and 2005 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

At June 30, 2006, the Company has federal and state net operating loss carry forwards of approximately $20,000,000 and $16,000,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2011, while the federal carry forwards will expire intermittently through 2026.

Note 6. Convertible Debt Financing

As of June 30, 2006 the Company has no convertible debt outstanding.

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

The Company entered into a second Loan Agreement, most recently modified in October 2005, whereby it issued an 8% convertible note in the amount of $2,250,000, due November 7, 2006 (the "Series B Note") to Buyer. The Series B
Note is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Based upon advances through March 31, 2005 totaling $2,250,000, had the Buyer converted the Series B Note at issuance, Buyer would have received $3,082,193 in aggregate value of the Company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $832,193 was charged to interest expense over the original two year term of the related note. The entire beneficial conversion feature was charged to operations as of December 31, 2005. The beneficial conversion feature that was charged to interest expense during the six months ended June 30, 2005 totaled $60,457. The total beneficial conversion discount related to this note was recorded as an increase in additional paid in capital and the unamortized portion as a reduction in the related note. During the six months ended June 30, 2006 and 2005 the Company received conversion requests for $1,150,000 and $50,000 into 9,020,230 and 330,885 shares of the Company's common stock at conversion prices ranging from $.092 to $.151 per share. The first $1,050,000 was converted into 7,725,400 common shares at prices ranging from $.135 to $.152 per share between July 1, 2005 and December 31, 2005.

Note 7. Concentrations

For the six months ended June 30, 2006 approximately 86% of the Company's revenue was derived from the sale of fan experiences and merchandise related to a major performing artist that was touring. This tour ended in late March 2006 and a new tour is scheduled to begin during September 2006.

Note 8. Commitments

The Company leases office facilities in Boston Massachusetts under a five year lease beginning May 2006 requiring monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses, through April 2011. During the six months ended June 30, 2006 rent expense charged to operations under this lease totaled approximately $8,500.

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

Overview

Our innovative products and services are utilized in celebrity services, ticketing, fan experiences, merchandising, online auctions and management, and web site development. Our celebrity services proprietary content management system provides an opportunity for our clients to offer more information, merchandise and experiences to their customers and communities. This proprietary system uses the AuctionInc. shipping calculator tools to provide improved customer service and fulfillment services. The technology is based on our patent-pending process that streamlines back-office and shipping processes for online auctions and e-commerce. Our new celebrity services offer athletes and entertainers official web sites and fan-club services including e-commerce storefronts, articles, polls, message boards, contests, biographies and custom features to attract thousands of visitors daily. Our autograph signing events, working in conjunction with our new sports agent marketing services, have created more services and opportunities for our sports clientele.

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

Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are computed over estimated useful lives that are reviewed periodically. In connection with this review we consider changes in the economic environment, technological advances, and management's assessment of future revenue potential and a review of the estimated useful lives of the various assets.

Results of Operations

Three Months ended June 30, 2006 to Three Months ended June 30, 2005.

The following discussion compares the Company's results of operations for the three months ended June 30, 2006 with those for the three months ended June 30, 2005. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the three months ended June 30, 2006, revenues were $604,400, 72% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists. Sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations represented 18% of revenues, and sports marketing revenues represented 7% of revenues. Gross sales of the Company's own product were $110,500. Fan experience, Fan club membership and related merchandise sales revenues were $433,500, and sports marketing revenues were $42,700. Other revenues were $17,700, 3% of gross revenues, during the three months ended June 30, 2006. Management anticipates continued increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several other performing artists during the remainder of 2006.

The Company's second quarter 2006 revenues represent a decrease of approximately $29,000, or 5%, from the second quarter of 2005, in which revenue was $633,400. For the three months ended June 30, 2005, sales of the Company's product were $367,400, or 58% of gross sales, fan club membership and related merchandise sales revenues were $137,800, 22% of gross revenues, sports marketing revenues were $108,900, or 17% of gross revenues, and other revenues were $19,400, or 3% of gross revenues.

The reason for the decrease in revenues was less revenues related to sports marketing services of $66,000 and lower sales of Company owned product of approximately $256,900 from the same period in 2005, offset by increases of $295,800 in fan experience revenues. Gross profit from Company owned product sales for the three months ended June 30, 2006 was $12,300, $197,100 less than in 2005. The decrease in sales and gross profit margin is attributable to a management decision late in 2005 to streamline sales channels for Company owned product and, in turn, terminating sales on eBAY, in an effort to reduce related overhead.

Operating Expenses. Total operating expenses for the three months ended June 30, 2006 were $953,100 compared to $1,083,300 for the corresponding period in 2005, a decrease of $130,200.

Sales, general and administrative ("SG&A") expenses for the three months ended June 30, 2006 were $834,200, compared to $907,400 for the three months ended June 30, 2005. The decrease of $73,200 in SG&A costs includes decreases in payroll and related costs of $31,800 and depreciation and amortization of $211,400, as certain assets became fully depreciated during 2006 and 2005, offset by increases in professional fees of $125,100 travel of $6,100, credit card commissions of $19,400,postage and shipping costs of $5,700 and rents of $12,200. The travel, credit card commissions and postage and shipping increases are all principally attributable to tours of performing artists.

Costs associated with planning, maintaining and operating our web sites for the three months ended June 30, 2006 decreased by $57,000 from 2005. This decrease is due primarily to a decrease in consulting costs of $135,900 offset by increases in depreciation and amortization of $22,000 and payroll of $11,900. In addition, during the three months ended June 30, 2006 the Company did not capitalize any website development costs, while during the comparable 2005 period the Company capitalized $32,000.

Interest Expense. For the three months ended June 30, 2006, the Company recovered approximately $17,900 of interest charges principally associated with convertible debt, compared to interest charges incurred of $78,500 for the corresponding period in 2005, a decrease of $96,500. $60,000 of the decrease is attributable to a settlement with Augustine Fund with respect to amounts owed, $30,100 to lower amortization of beneficial conversion features and the balance to lower balances of interest-bearing debt in 2006.

Other income. Other income for the three months ended June 30, 2006 includes $599,600 of realized and unrealized appreciation in the fair value of call options received in the 2005 settlement with Leslie Rotman. For the three months ended June 30, 2005 other income includes $470,500 of gain associated with the settlement with Leslie Rotman, offset by $145,500 of realized and unrealized depreciation in the fair value of the call options.

Net Profit (loss). The Company realized a net profit for the three months ended June 30, 2006 of $48,900 compared to a net loss of $462,100 for the three months ended June 30, 2005. Net profit for the three months ended June 30, 2006 was less than $.01 per share while the net loss for the period ended June 30, 2005 was also less than $.01 per share.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Six Months ended June 30, 2006 to Six Months ended June 30, 2005.

The following discussion compares the Company's results of operations for the six months ended June 30, 2006 with those for the six months ended June 30, 2005. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the six months ended June 30, 2006, revenues were $3,411,200, 90% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists. A tour of a major performing artist ended during March 2006 resulting in lower revenues during the second quarter of 2006 compared to the first quarter of 2006. Sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations represented 5% of revenues, and sports marketing revenues represented 4% of revenues. Gross sales of the Company's own product were $175,400. Fan experience, Fan club membership and related merchandise sales revenues were $3,081,000, and sports marketing revenues were $131,800. Other revenues were $23,000, 1% of gross revenues, during the six months ended June 30, 2006. Management anticipates continued increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several other performing artists during the remainder of 2006.

The Company's 2006 revenues represent an increase of approximately $1,918,200, or 128%, from the comparable period in 2005, in which revenue was $1,493,000. For the six months ended June 30, 2005, sales of the Company's product were $834,400, or 56% of gross sales, fan club membership and related merchandise sales revenues were $405,700, 27% of gross revenues, sports marketing revenues were $229,900, or 15% of gross revenues, and other revenues were $22,900, or 2% of gross revenues.

The reason for the increase in revenues was a $2,675,300 increase related to the tours of performing artists, offset by lower revenues related to sports marketing services of $98,100 and lower sales of Company owned product of approximately $659,000 from the same period in 2005. Gross profit from Company owned product sales for the six months ended June 30, 2006 was approximately $39,900, $278,800 less than in 2005. Since gross margin percentages on Company owned product were substantially lower in 2006 and sales of Company owned product were $659,000 lower in the six months ended June 30, 2006, the Company produced $278,800 lower gross margin dollars in 2006. The decrease in sales and gross profit margin is attributable to a management decision late in 2005 to streamline sales channels for Company owned product and, in turn, terminating sales on eBAY, in an effort to reduce related overhead.

Operating Expenses. Total operating expenses for the six months ended June 30, 2006 were $2,033,700 compared to $2,300,600 for the corresponding period in 2005, a decrease of $266,900.

Sales, general and administrative ("SG&A") expenses for the six months ended June 30, 2006 were $1,780,500, compared to $2,012,800 for the six months ended June 30, 2005. The decrease of $232,400 in SG&A costs includes decreases in payroll and related costs of $83,500, depreciation and amortization of $421,900 as certain assets became fully depreciated during 2006 and 2005, offset by increases in professional fees of $49,100 travel of $37,900, credit card commissions of $46,900, postage and shipping costs of $46,300, and rents of $8,000. The travel, credit card commissions and postage and shipping increases are all principally attributable to tours of performing artists.

Costs associated with planning, maintaining and operating our web sites for the six months ended June 30, 2006 decreased by $34,500 from 2005. This decrease is due primarily to a decrease in consulting costs of $157,000 offset by increases in depreciation and amortization of $39,800. In addition, during the six months ended June 30, 2006 the Company capitalized $49,500 of website development costs, while during the comparable 2005 period the Company capitalized $119,000.

Interest Expense. For the six months ended June 30, 2006, the Company incurred approximately $8,800 of interest charges compared to interest charges of $172,300 for the corresponding period in 2005, a decrease of $163,600. $60,000 of the decrease is attributable to a settlement with Augustine Fund with respect to amounts owed, $60,500 to lower amortization of beneficial conversion features and the balance to lower balances of interest-bearing debt in 2006.

Other income. Other income for the six months ended June 30, 2006 includes $575,000 of realized and unrealized appreciation in the fair value of call options received in the 2005 settlement with Leslie Rotman. For the six months ended June 30, 2005 other income includes $470,500 of gain associated with the settlement with Leslie Rotman, offset by $145,500 of realized and unrealized depreciation in the fair value of the call options.

Net Loss. The Company realized a net loss for the six months ended June 30, 2006 of $227,500 compared to a net loss of $1,441,000 for the six months ended June 30, 2005. The 2006 loss represented less than $.01 per share, while the 2005 loss represented $.01 per share.

Assets

At June 30, 2006, total assets of the Company were $3,469,200 compared to $4,229,600 at December 31, 2005. The decrease was primarily due lower cash and deferred expenses of $1,185,000 associated with the conclusion of entertainment events held during the first two quarters of 2006. The Company also reports $1,308,100 lower related liabilities, in the form of deferred revenues and customer refunds payable, at June 30, 2006 than at December 31, 2005.

Operating Cash Flows

A summarized reconciliation of the Company's net losses to cash used in operating activities for the six months ended June 30, 2006 and 2006 is as follows:

                                                              2006            2005
                                                              ----            ----
Net loss                                                  $  (227,500)    $(1,441,000)
Depreciation and amortization                                  76,200         458,300
Amortization of unearned compensation                              --          30,000
Amortization of beneficial conversion discount
   and debt discount                                               --          60,500
Common stock issued in payment of services                    671,300         967,600
Common stock issued in payment of interest                    137,800           8,000

Receipt of call options, net of related (gains) losses       (575,300)       (325,000)
Net current assets and liabilities associated with
   advance ticketing                                         (751,800)             --
Changes in current assets and liabilities                    (234,300)         45,600

Net cash used in operating activities                     $  (903,600)    $  (196,000)
                                                          ===========     ===========

Working Capital and Liquidity

The Company had cash and cash equivalents of $873,900 at June 30, 2006, compared to $1,503,000 at December 31, 2005. The Company had $753,800 of working capital at June 30, 2006 compared to $152,300 at December 31, 2005. At June 30, 2006 current liabilities were $2,445,700 compared to $3,787,700 at December 31, 2005. Current liabilities decreased at June 30, 2006 compared to December 31, 2005 primarily due to the decrease in deferred revenues of $1,340,600 and an increase in customer refunds payable of $32,500 associated with the suspension of a major performing artist's tour late in the first quarter of 2006 and fewer scheduled future events for other artists.

The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2005. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits in 2006 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. In addition, pending receipt of the formal written notice of allowance of the Company's patent application, the Company will pursue a variety of possible revenue streams from its "AuctionInc" platform and patent which hosts a suite of management tools and enhanced shipping calculator solutions for small ecommerce enterprises. Subject to the discussion below, management believes that the Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options for approximately 1,275,000 shares of common stock, which, once assigned by the Company, can generate between $132,000 and $815,700 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. However, there can be no assurance that assignment of the call options can be concluded on reasonably acceptable terms. If assignments are not made, management may need to seek alternative sources of capital to support operations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) In the second quarter of 2006, the Company paid off the remaining $1,150,000 of debt outstanding on its 8% convertible note issued by the Company in the original principal amount of $2,250,000 to the Augustine Fund, L.P. on November 7, 2001. During the second quarter of 2006, the Company issued 9,020,230 shares of its common stock to Augustine Fund, L.P., for principal and interest on this convertible note. Augustine Fund, L.P. is an accredited investor that represented that it acquired the convertible note for its own account. The issuance of the securities is exempt from registration under
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

      Also in the second quarter of 2006, the Company paid to Crescent Fund, LLC, 1,111,110 shares, at $.096 per share, of unregistered common stock as payment for corporate services to be provided by Crescent Fund, LLC. Crescent Fund, LLC is an accredited investor that acquired the shares for its own account. The issuance of the common stock is exempt from registration under
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

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

      Dated: August 14, 2006            PAID, INC.
                                        Registrant


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