Form 10QSB
period 2006-09-30
PAID INC
filed 2006-11-14
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                         COMMISSION FILE NUMBER 0-28720

                                   PAID, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                DELAWARE                                73-1479833
    (State or other jurisdiction of                  (I.R.S. Employer
     Incorporation or organization)                 Identification No.)

                4 Brussels Street, Worcester, Massachusetts 01610
                    (Address of principal executive offices

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

      As of November 7, 2006, the issuer had outstanding 217,233,217 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                            Yes |_|      No |X|

                                   Paid, Inc.
                                 and Subsidiary
                                   Form 10-QSB
                  For the Nine Months ended September 30, 2006

                                TABLE OF CONTENTS

Part I - Financial Information

    Item 1. Financial Statements

                     Consolidated Balance Sheets
                     September 30, 2006 and December 31, 2005 (unaudited)..............3

                     Consolidated Statements of Operations
                     Three and Nine months ended September 30, 2006 and
                     2005 (unaudited)..................................................4

                     Consolidated Statements of Cash Flows
                     Nine months ended September 30, 2006 and
                     2005 (unaudited)..................................................5

                     Consolidated Statements of Changes in Shareholders' Deficit
                     Nine months ended September 30, 2006
                     (unaudited).......................................................6

                     Notes to Consolidated Financial Statements
                     Nine  months ended September 30, 2006 and 2005....................7-14

    Item 2. Management's Discussion and Analysis or
            Plan of Operation..........................................................14

    Item 3. Controls and Procedures....................................................19

Part II - Other Information

    Item 1. Legal Proceedings..........................................................20

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ...............20

    Item 3. Defaults Upon Senior Securities............................................20

    Item 4. Submission of Matters to a Vote of Security Holders........................20

    Item 5. Other Information .........................................................20

    Item 6. Exhibits ..................................................................20

    Signatures.........................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PAID, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                         September 30,      December 31,
                                 ASSETS                                      2006               2005
                                                                             ----               ----
                                                                          (Unaudited)         (Audited)
Current assets:
    Cash and cash equivalents                                            $    712,965       $  1,502,987
    Accounts receivable                                                        32,480             72,317
    Inventories, net                                                        1,404,112          1,364,248
    Investment in call options                                                326,625            300,625
    Deferred expenses                                                         480,016            556,250
    Prepaid expenses                                                          125,036             67,981
    Due from employees                                                         82,808             66,558
    Other current assets                                                        9,073              9,073
                                                                         ------------       ------------

       Total current assets                                                 3,173,115          3,940,039

Property and equipment, net                                                   222,683            256,244
Other intangible assets, net                                                   12,003             33,290
                                                                         ------------       ------------

Total assets                                                             $  3,407,801       $  4,229,573
                                                                         ============       ============

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Notes payable                                                        $     80,000       $    130,000
    Accounts payable                                                          290,545            275,336
    Accrued expenses                                                          911,051          1,077,081
    Deferred revenues                                                       1,726,733          2,305,278
                                                                         ------------       ------------

       Total current liabilities                                            3,008,329          3,787,695
                                                                         ------------       ------------

Long term liabilities:
    Convertible debt                                                               --          1,150,000
                                                                         ------------       ------------

Shareholders' equity (deficit):
    Common stock, $.001 par value, 350,000,000 shares
     authorized; 216,716,755 and 200,405,555 shares issued
     and outstanding at September 30, 2006 and December 31, 2005,
     respectively                                                             216,717            200,406
    Additional paid-in capital                                             27,808,304         25,575,959
    Accumulated deficit                                                   (27,625,549)       (26,484,487)
                                                                         ------------       ------------

       Total shareholders' equity (deficit)                                   399,472           (708,122)
                                                                         ------------       ------------

Total liabilities and shareholders' equity (deficit)                     $  3,407,801       $  4,229,573
                                                                         ============       ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three months        Three months        Nine months         Nine months
                                                             ended              ended               ended               ended
                                                           September          September           September           September
                                                           30, 2006           30, 2005             30, 2006           30, 2005
                                                        -------------       -------------       -------------       -------------
Revenues                                                $   1,499,154       $     492,367       $   4,910,383       $   1,985,376

Cost of revenues                                            1,048,913             354,594           3,220,384           1,140,715
                                                        -------------       -------------       -------------       -------------

Gross profit                                                  450,241             137,773           1,689,999             844,661
                                                        -------------       -------------       -------------       -------------

Operating expenses:
     Selling, general, and administrative expenses            942,920             969,282           2,723,393           2,982,120
     Web site development costs                               153,400             138,774             406,642             426,551
                                                        -------------       -------------       -------------       -------------

         Total operating expenses                           1,096,320           1,108,056           3,130,035           3,408,671
                                                        -------------       -------------       -------------       -------------

Loss from operations                                         (646,079)           (970,283)         (1,440,036)         (2,564,010)
                                                        -------------       -------------       -------------       -------------

Other income (expense):
     Interest expense                                          (6,628)            (80,383)            (15,386)           (252,695)
     Gain (loss) on call options                             (266,250)             32,385             309,000            (113,115)
     Other income                                               5,351                   2               5,360             470,550
                                                        -------------       -------------       -------------       -------------

         Total other income (expense), net                   (267,527)            (47,996)            298,974             104,740
                                                        -------------       -------------       -------------       -------------

Loss before income taxes                                     (913,606)         (1,018,279)         (1,141,062)         (2,459,270)

Provision for income taxes                                         --                  --                  --                  --
                                                        -------------       -------------       -------------       -------------

Net loss                                                $    (913,606)      $  (1,018,279)      $  (1,141,062)      $  (2,459,270)
                                                        =============       =============       =============       =============

Loss per share (basic and diluted)                      $       (0.00)      $       (0.01)      $       (0.01)      $       (0.01)
                                                        =============       =============       =============       =============

     Weighted average shares                              215,893,397         183,403,606         208,018,220         178,878,154
                                                        =============       =============       =============       =============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                             2006             2005
                                                                             ----             ----
Operating activities:
    Net loss                                                             $(1,141,062)      $(2,459,270)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                                        115,621           704,964
        Bad debt expense                                                                           340
        Settlement Agreement and Mutual Release - call options                    --          (470,500)
        Amortization of unearned compensation                                     --            35,000
        Beneficial conversion feature                                             --            91,190
        Loss (gain) on call options                                         (309,000)          113,115
        Common stock issued in payment of professional
               and consulting fees                                           748,425         1,043,891
        Issuance of common stock pursuant to exercise of
          stock options granted to employees for services                    212,437           228,110
        Common stock issued in payment of interest                           137,794           137,161
        Changes in assets and liabilities:
          Accounts receivable                                                 39,837          (495,973)
          Inventories                                                        (39,864)          176,922
          Deferred expenses                                                   76,234                --
          Prepaid expense and other current assets                           (73,305)           51,002
          Accounts payable                                                    15,209            88,030
          Accrued expenses                                                  (166,030)         (135,828)
          Deferred revenue                                                  (578,545)        1,152,794
                                                                         -----------       -----------

             Net cash provided by (used in) operating activities            (962,249)          260,948
                                                                         -----------       -----------

Investing activities:
    Proceeds from assignment of call options                                 283,000            96,885
    Property and equipment additions                                         (60,773)         (169,993)
                                                                         -----------       -----------

             Net cash provided by (used in) investing activities             222,227           (73,108)
                                                                         -----------       -----------

Financing activities:
    Net proceeds from (payments of) notes payable                            (50,000)          250,000
    Proceeds from sale of warrants                                                --            50,000
    Proceeds from sale of common stock                                            --            30,000
    Proceeds from assignment of call options                                      --            99,611
    Proceeds from exercise of stock options                                       --               336
                                                                         -----------       -----------

             Net cash provided by (used in) financing activities             (50,000)          429,947
                                                                         -----------       -----------

Net increase (decrease) in cash and cash equivalents                        (790,022)          617,787

Cash and cash equivalents, beginning                                       1,502,987            43,558
                                                                         -----------       -----------

Cash and cash equivalents, ending                                        $   712,965       $   661,345
                                                                         ===========       ===========

                  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

    Income taxes                                                         $        --       $        --
                                                                         ===========       ===========

    Interest                                                             $     6,458       $     1,041
                                                                         ===========       ===========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                   (Unaudited)

                                                                  Common stock           Additional
                                                            -----------------------        Paid-in      Accumulated
                                                               Shares       Amount         Capital        deficit          Total
                                                            -----------    --------      -----------   ------------    -----------
Balance, December 31, 2005                                  200,405,555    $200,406      $25,575,959   $(26,484,487)   $  (708,122)

Issuance of common stock pursuant to exercise of stock
     options granted to employees for services                  991,607         992          211,445             --        212,437

Issuance of common stock pursuant to exercise of stock
     options granted to professionals and consultants         5,460,913       5,461          742,964             --        748,425

Common stock issued in payment of
     interest on note payable                                   838,450         838          136,956                       137,794

Common stock issued for payment of
     convertible debt                                         9,020,230       9,020        1,140,980                     1,150,000

Net loss                                                             --          --               --     (1,141,062)    (1,141,062)
                                                            -----------    --------      -----------   ------------    -----------

Balance, September 30, 2006                                 216,716,755    $216,717      $27,808,304   $(27,625,549)   $   399,472
                                                            ===========    ========      ===========   ============    ===========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005

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

General

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting and include all adjustments (consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation). Except for the balance sheet at December 31, 2005, these financial statements have not been audited.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at September 30, 2006 and December 31, 2005 the Company has provided for reserves totaling $17,000 and $50,000, respectively.

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

Advertising Costs

Advertising costs totaling approximately $59,000 in 2006 and $84,000 in 2005, are charged to expense when incurred.

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

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would be issued upon conversion of the convertible debt would have been 6,571,429 as of September 30, 2005. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 27,165,054 shares and 27,365,054 shares at September 30, 2006 and 2005, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt, because they were antidilutive for periods in which a loss is reported.

Website Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs", which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment." During the nine months ended September 30, 2006 and 2005 the Company capitalized approximately $50,000 and $165,000 of website development costs, respectively.

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

At the date of adoption, there were no unvested options outstanding and no options were granted during the nine months ended September 30, 2006. Consequently, there was no share-based compensation expense recorded during the nine months ended September 30, 2006.

The Company did not recognize compensation expense for employee stock option grants for the nine months ended September 30, 2005, since the Company had previously adopted the provisions of SFAS 123 through disclosure only. The following illustrates the effects on net income and earnings per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

                                                  Three months       Nine months
                                                         ended             ended
                                                              September 30, 2005

Net (loss) as reported                            $(1,018,279)      $(2,459,270)

Share based compensation as recorded
  (net of any related income tax effects)               5,000            35,000

Share based compensation expense determined
  Under the fair value method (net of any
  related income tax effects)                          (5,000)          (35,000)
                                                  -----------       -----------

Proforma net (loss)                               $(1,018,279)      $(2,459,270)
                                                  ===========       ===========

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which is an interpretation of FASB Statement 109, "Accounting for Income Taxes." FIN 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the "more-likely than not" recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. The Company does not believe the adoption of FIN 48 will have a material impact on its financial position or results of operations. FIN 48 is effective for the Company's fiscal year ending December 31, 2007.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the Company's interim reporting period beginning January 1, 2007. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial condition or results of operations. SFAS 157 is effective for the Company's interim reporting period beginning January 1, 2008.

Note 2. Notes Payable

At September 30, 2006 the Company was obligated on short-term notes payable totaling $80,000, all of which was to a related party. At December 31, 2005 the Company was obligated on short-term notes payable totaling $130,000, of which $80,000 was to a related party. The related party notes bear interest at 8%, while the remainder bear interest at 8% to 10%. All of this short-term debt is due on demand. Interest expense charged to operations during the nine months ended September 30, 2006 and 2005 in connection with the related party notes totaled $4,850 and $7,900, respectively.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

                                                 September 30,      December 31,
                                                          2006              2005
                                                 -------------      ------------
Interest                                             $  43,298       $   172,490
Payroll and related costs                              241,479           204,280
Professional and Consulting fees                       154,229           134,411
Consignments                                           172,782           172,782
Due to K Sports                                         62,500            62,500
Commissions                                            175,000           300,000
Other                                                   61,763            30,618
                                                     ---------       -----------
                                                     $ 911,051       $ 1,077,081
                                                     =========       ===========

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

On May 9, 2005, the Company entered into a Settlement Agreement and Mutual Release with Leslie Rotman ("Seller") to settle all outstanding disputes regarding the value paid and the value received in the 2001 transaction in which Seller, Rotman Collectibles, Inc., and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Rotman Collectibles, Inc., a Massachusetts corporation, was merged into the Company's Delaware subsidiary, now named Rotman Collectibles, Inc. Seller is the mother of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. To settle any possible differences or disputes between the value paid and the value received, Seller delivered 2,000,000 shares of the Company's common stock into escrow, with a fair market value of $600,000 based on the closing bid price of $.30 on May 6, 2005 (as set forth in the Settlement Agreement and Mutual Release) and granted the Company an option to purchase the shares for $.001 per share. The options are assignable by the Company and were modified on March 31, 2006 to expire on March 31, 2007, two years from the date of grant. During the nine months ended September 30, 2006 and 2005 the Company assigned call options for 650,000 and 375,000 shares respectively, for $283,000 and $96,885. At September 30, 2006, 975,000 call options remain outstanding.

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

During the nine months ended September 30, 2006 the Company granted options for 6,452,520 shares at various dates aggregating $960,862 under this plan. During the nine months ended September 30, 2005 the Company granted options for 5,366,911 shares at various dates aggregating $1,043,891 under this plan. All options granted during these periods were exercised.

During the nine months ended September 30, 2005 the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor paid the Company $50,000 as a deposit ("Deposit") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time within one year of the Agreement at $.15 per share. During 2006 the initial deposit was forfeited and the expiration date of the Warrant was extended for one year pending receipt of an additional $50,000 payment. If exercised, $50,000 will be applied as partial payment of the exercise price. If the Warrants are not exercised within one year of the extension the second deposit will be forfeited. The initial deposit has been recorded as an addition to Paid in Capital.

Share-based Incentive Plan

At September 30, 2006, the Company had stock option plans that include both incentive stock options and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares currently reserved for issuance is 31,000,000 shares. The options granted have ten-year contractual terms and vest either immediately or annually over a five-year term.

At September 30, 2006, there were 5,463,000 shares available for future grants under the above stock option plans. The weighted average exercise price of options outstanding was $0.045 at September 30, 2006.

The following table presents the average price and contractual life information about options outstanding and exercisable at September 30, 2006:

                             Number of        Weighted Average        Options
              Exercise      Outstanding    Remaining Contractual     Currently
                Price          Shares           Life (years)        Exercisable
                -----          ------           ------------        -----------
                $.81             9,000              3.00                  9,000
                1.62            57,000              2.75                 57,000
                .001            99,054              8.25                 99,054
                .041        25,000,000              6.25             25,000,000

The aggregated intrinsic value of options outstanding and vested at September 30, 2006 was $7,383,065.

Note 5. Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2006 and 2005 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

At September 30, 2006, the Company has federal and state net operating loss carry forwards of approximately $21,000,000 and $16,800,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2011, while the federal carry forwards will expire intermittently through 2026.

Note 6. Convertible Debt Financing

As of September 30, 2006 the Company has no convertible debt outstanding.

On March 23, 2000, the Company entered into a Securities Purchase Agreement (the "Agreement"), whereby the Company sold an 8% convertible note in the amount of $3,000,000 (the "Series A Note"), due in shares of common stock on March 31, 2002 to Augustine Fund, L.P. ("Buyer"). As of September 30, 2005 this note has been paid in full through a series of conversions to common stock. During the nine months ended September 30, 2005 the Company received conversion requests for the remaining $251,892 balance into 1,412,942 common shares at prices ranging from $.149 to $.213 per share. During prior years $2,748,108, had been converted into 25,314,096 shares of the Company's common stock at conversion prices ranging from $.028 to $.375 per share.

The Company entered into a second Loan Agreement, most recently modified in October 2005, whereby it issued an 8% convertible note in the amount of $2,250,000, due November 7, 2006 (the "Series B Note") to Buyer. The Series B
Note is convertible into common stock at a conversion price equal to the lesser of: (1) $.25 per share, or (2) seventy-three percent (73%) of the average of the closing bid price for the common stock for the five (5) trading days immediately preceding the conversion date. Based upon advances through March 31, 2005 totaling $2,250,000, had the Buyer converted the Series B Note at issuance, Buyer would have received $3,082,193 in aggregate value of the Company's common stock upon conversion of the convertible note. As a result, in accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature of $832,193 was charged to interest expense over the original two year term of the related note. The entire beneficial conversion feature was charged to operations as of December 31, 2005. The beneficial conversion feature that was charged to interest expense during the nine months ended September 30, 2005 totaled $91,190. The total beneficial conversion discount related to this note was recorded as an increase in additional paid in capital and the unamortized portion as a reduction in the related note. During the nine months ended September 30, 2006 and 2005 the Company received conversion requests for $1,150,000 and $50,000 into 9,020,230 and 330,885 shares of the Company's common stock at conversion prices ranging from $.092 to $.151 per share. The first $1,050,000 was converted into 7,725,400 common shares at prices ranging from $.135 to $.152 per share between July 1, 2005 and December 31, 2005.

Note 7. Concentrations

For the nine months ended September 30, 2006 approximately 87% of the Company's revenue was derived from the sale of fan experiences and merchandise related to a major performing artist that was touring. The first tour ended in late March 2006 and a second tour began during September 2006.

Note 8. Commitments

The Company leases office facilities in Boston Massachusetts under a five year lease beginning May 2006 requiring monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses, through April 2011.

In August 2006 the Company began paying rent, as a tenant at will, to a company in which Stephen Rotman, the father of Gregory and Richard Rotman, is a shareholder. Monthly payments under this arrangement of $2,600 began on August 1, 2006.

During the nine months ended September 30, 2006 rent expense charged to operations under the above leases totaled approximately $30,800, including $4,900 to the related party.

Note 9. Related Party Transactions

During the nine months ended September 30, 2006 the Company incurred $86,000 of consulting fees paid to Stephen Rotman.

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

Results of Operations

Three months ended September 30, 2006 to three months ended September 30, 2005.

The following discussion compares the Company's results of operations for the three months ended September 30, 2006 with those for the three months ended September 30, 2005. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the three months ended September 30, 2006, revenues were $1,499,200, 89% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists. Sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations represented 8% of revenues, and sports marketing revenues represented 3% of revenues. Gross sales of the Company's own product were $118,700. Fan experience, Fan club membership and related merchandise sales revenues were $1,338,300, and sports marketing revenues were $37,900. Other revenues were $4,100, less than 1% of gross revenues, during the three months ended September 30, 2006. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several performing artists during the fourth quarter of 2006.

The Company's third quarter 2006 revenues represent an increase of $1,006,800, or 204%, from the third quarter of 2005, in which revenue was $492,400. For the three months ended September 30, 2005, sales of the Company's product were $288,200, or 59% of gross sales, fan club membership and related merchandise sales revenues were $153,200, 31% of gross revenues, sports marketing revenues were $42,500, or 9% of gross revenues, and other revenues were $8,400, or 2% of gross revenues.

The reason for the increase in revenues was greater revenues related to fan club memberships, merchandise, and fan experiences of $1,185,200, offset by decreases in sports marketing services of $4,600 and sales of Company owned product of approximately $169,500 from the same period in 2005. Gross profit from Company owned product sales for the three months ended September 30, 2006 was $71,900, $61,300 more than in 2005. The increased gross profit margin is a result of a management decision during the third quarter of 2005 to liquidate slower moving inventories while in 2006 goods were being sold at more normal margins.

Operating Expenses. Total operating expenses for the three months ended September 30, 2006 were $1,096,300 compared to $1,108,100 for the corresponding period in 2005, a decrease of $11,800.

Sales, general and administrative ("SG&A") expenses for the three months ended September 30, 2006 were $942,900, compared to $969,300 for the three months ended September 30, 2005. The decrease of $26,400 in SG&A costs includes decreases in depreciation and amortization of $206,500, as certain assets became fully depreciated during 2006 and 2005 and other costs of $43,300, offset by increases in payroll and related costs of $49,800, professional fees $97,100, rents of $16,500, travel of $28,700, postage and shipping of $16,800, and credit card fees of $14,500. The travel, credit card commissions and postage and shipping increases are all principally attributable to tours of performing artists.

Costs associated with planning, maintaining and operating our web sites for the three months ended September 30, 2006 increased by $14,600 from 2005. This increase is due primarily to increases in payroll of $4,000 and computer expenses of $21,000 offset by decreases in consulting costs of $10,000.

Interest Expense. For the three months ended September 30, 2006, the Company incurred $6,600 of interest charges, compared to interest charges incurred of $80,400 for the corresponding period in 2005, a decrease of $73,800. All of this decrease is attributable to settlement of convertible debt during the second quarter of 2006.

Other income (expense). Other expense for the three months ended September 30, 2006 includes $266,300 of realized and unrealized depreciation in the fair value of call options received in the 2005 settlement with Leslie Rotman. For the three months ended September 30, 2005 other income includes $32,400 of gain associated with realized and unrealized appreciation in the fair value of the call options.

Net Profit (loss). The Company realized a net loss for the three months ended September 30, 2006 of $913,600 compared to a net loss of $1,018,300 for the three months ended September 30, 2005. Net profit for the three months ended September 30, 2006 was less than $.01 per share while the net loss for the period ended September 30, 2005 was $.01 per share.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Nine months ended September 30, 2006 to nine months ended September 30, 2005.

The following discussion compares the Company's results of operations for the nine months ended September 30, 2006 with those for the nine months ended September 30, 2005. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the nine months ended September 30, 2006, revenues were $4,910,400, 90% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists. Sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations represented 6% of revenues, and sports marketing revenues represented 3% of revenues. Gross sales of the Company's own product were $294,100. Fan experience, Fan club membership and related merchandise sales revenues were $4,419,400, and sports marketing revenues were $169,800. Other revenues were $27,100, 1% of gross revenues, during the nine months ended September 30, 2006. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several other performing artists during the fourth quarter of 2006.

The Company's 2006 revenues represent an increase of approximately $2,925,000, or 147%, from the comparable period in 2005, in which revenue was $1,985,400. For the nine months ended September 30, 2005, sales of the Company's product were $1,122,600, or 56% of gross sales, fan club membership and related merchandise sales revenues were $558,900, 28% of gross revenues, sports marketing revenues were $272,600, or 14% of gross revenues, and other revenues were $31,400, or 2% of gross revenues.

The reason for the increase in revenues was a $3,860,500 increase related to the tours of performing artists, offset by lower revenues related to sports marketing services of $102,800 and lower sales of Company owned product of approximately $828,500 from the same period in 2005. Gross profit from Company owned product sales for the nine months ended September 30, 2006 was approximately $111,800, $214,600 less than in 2005. Since gross margin percentages on Company owned product were slightly higher in 2006 and sales of Company owned product were $828,500 lower in the nine months ended September 30, 2006, the Company produced $214,600 fewer gross margin dollars in 2006. The decrease in sales and gross profit margin is attributable to a management decision late in 2005 to streamline sales channels for Company owned product and, in turn, terminating sales on eBAY, in an effort to reduce related overhead.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2006 were $3,130,000 compared to $3,408,700 for the corresponding period in 2005, a decrease of $278,700.

Sales, general and administrative ("SG&A") expenses for the nine months ended September 30, 2006 were $2,723,400, compared to $2,982,100 for the nine months ended September 30, 2005. The decrease of $258,700 in SG&A costs includes decreases in payroll and related costs of $33,700, depreciation and amortization of $628,300 as certain assets became fully depreciated during 2006 and 2005, offset by increases in professional fees of $146,300, travel of $66,600, credit card commissions of $61,400, postage and shipping costs of $63,100, and rents of $24,500. The travel, credit card commissions and postage and shipping increases are all principally attributable to tours of performing artists.

Costs associated with planning, maintaining and operating our web sites for the nine months ended September 30, 2006 decreased by $19,900 from 2005. This decrease is due primarily to a decrease in consulting costs of $97,000, offset by increases in depreciation and amortization of $38,900, and computer costs of $37,800.

Interest Expense. For the nine months ended September 30, 2006, the Company incurred approximately $15,400 of interest charges compared to interest charges of $252,700 for the corresponding period in 2005, a decrease of $237,300. $60,000 of the decrease is attributable to a settlement with Augustine Fund with respect to amounts owed, $91,200 to lower amortization of beneficial conversion features, and the balance to lower balances of interest-bearing debt in 2006.

Other income. Other income for the nine months ended September 30, 2006 includes $309,000 of realized and unrealized appreciation in the fair value of call options received in the 2005 settlement with Leslie Rotman. For the nine months ended September 30, 2005 other income includes $470,500 of gain associated with the settlement with Leslie Rotman, offset by $113,100 of realized and unrealized depreciation in the fair value of the call options.

Net Loss. The Company realized a net loss for the nine months ended September 30, 2006 of $1,141,100 compared to a net loss of $2,459,300 for the nine months ended September 30, 2005. The 2006 loss represented $.01 per share, while the 2005 loss represented $.02 per share.

Assets

At September 30, 2006, total assets of the Company were $3,407,800 compared to $4,229,600 at December 31, 2005. The decrease was primarily due to lower cash and deferred expenses of $866,300 associated with entertainment events to be held during the subsequent periods. The Company also reports $578,500 lower related liabilities, in the form of deferred revenues, at September 30, 2006 than at December 31, 2005.

Operating Cash Flows

A summarized reconciliation of the Company's net losses to cash provided by (used in) operating activities for the nine months ended September 30, 2006 and 2005 is as follows:

                                                                    2006              2005
                                                                    ----              ----
Net loss                                                     $(1,141,100)      $(2,459,300)
Depreciation and amortization                                    115,600           704,900
Amortization of beneficial conversion discount
     and debt discount                                                --            91,200
Common stock issued in payment of services                       960,900         1,272,000
Common stock issued in payment of interest                       137,800           137,200
Receipt of call options, net of related (gains)
     losses                                                     (309,000)         (357,400)
Net current assets and liabilities associated with
     advance ticketing                                          (502,300)          686,700
Changes in current assets and liabilities                       (224,100)          185,600
                                                             -----------       -----------
Net cash used in operating activities                        $  (962,200)      $   260,900
                                                             ===========       ===========

Working Capital and Liquidity

The Company had cash and cash equivalents of $713,000 at September 30, 2006, compared to $1,503,000 at December 31, 2005. The Company had $164,800 of working capital at September 30, 2006 compared to $152,300 at December 31, 2005. At September 30, 2006 current liabilities were $3,008,300 compared to $3,787,700 at December 31, 2005. Current liabilities decreased at September 30, 2006 compared to December 31, 2005 primarily due to decreases in deferred revenues of $578,500 and accrued expenses of $166,000.

The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2005. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits later in 2006 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. In addition, pending receipt of the formal written notice of allowance of the Company's patent application, the Company will pursue a variety of possible revenue streams from its "AuctionInc" platform and patent which hosts a suite of management tools and enhanced shipping calculator solutions for small ecommerce enterprises. Subject to the discussion below, management believes that the

Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options for approximately 975,000 shares of common stock, which, once assigned by the Company, can generate between $100,000 and $625,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. However, there can be no assurance that assignment of the call options can be concluded on reasonably acceptable terms. If assignments are not made, management may need to seek alternative sources of capital to support operations.

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

There were no changes in the Company's internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      No disclosure.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      No disclosure.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      No disclosure.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No disclosure

ITEM 5.     OTHER INFORMATION

      No disclosure

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

      Dated: November 14, 2006          PAID, INC.
                                        Registrant


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