Form 10KSB
period 2006-12-31
PAID INC
filed 2007-04-04
CIK 1017655

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2006

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

                                 Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

State Issuer's revenues for its most recent fiscal year: $8,048,854.

The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 8, 2007 was approximately $58,730,659 based upon the closing price of $.32 per share on such date.*

* The issuer continues to meet the definition of a small business issuer because it has not had a public float of at least $25,000,000 for two consecutive fiscal years. The aggregate market value of the voting and non-voting common equity held by non-affiliates on December 1, 2006, a date which is 60 days prior to the end of the issuer's most recent fiscal year end, was approximately $34,871,328, based upon the closing price of $.19 per share on such date. The aggregate market value of the voting and non-voting common equity held by non-affiliates on December 1, 2005, a date which is 60 days prior to the end of the issuer's immediately prior most recent fiscal year end, was $21,984,114, based upon the closing price of $.12 per share on such date.

As of March 8, 2007, the issuer had outstanding 223,231,210 shares of its Common Stock, par value of $0.001, its only class of voting securities.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index.

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
                                            PART I
Item 1.    Description of Business .................................................    2
Item 2.    Description of Property .................................................    9
Item 3.    Legal Proceedings .......................................................    9
Item 4.    Submission of Matters to a Vote of Security Holders .....................    9

                                            PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business
           Issuer Purchases of Equity Securities ...................................    9
Item 6.    Management's Discussion and Analysis or Plan of Operation ...............   10
Item 7.    Financial Statements ....................................................   14
Item 8.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure .....................................   14
Item 8A.   Controls and Procedures .................................................   15
Item 8B.   Other Information .......................................................   15

                                            PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons
           and Corporate Governance; Compliance with Section 16(a) of the
           Exchange Act ............................................................   15
Item 10.   Executive Compensation ..................................................   17
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters .........................................   18
Item 12.   Certain Relationships and Related Transactions, and Director Independence   19
Item 13.   Exhibits ................................................................   20
Item 14.   Principal Accountant Fees and Services ..................................   21

Signatures .........................................................................   23

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

                                     PART I.

      Item 1. Description of Business.

      Paid, Inc. (the "Company") was incorporated in Delaware as Rose International Ltd. on August 9, 1995. The Company's main web address is located at www.paid.com, which offers updated information on various aspects of our operations, as well as access to www.ksportsent.com and www.paidcelebrity.com. The Company has one subsidiary, Rotman Collectibles, Inc. Information contained in the Company's websites shall not be deemed to be a part of this Annual Report. The Company's principal executive offices are located at 4 Brussels Street, Worcester, Massachusetts 01610, and the Company's telephone number is
(508) 791-6710.

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

      In 2004 we added the services of the newly acquired K Sports brand which specializes in athlete agent services and marketing and promoting these celebrities. K Sports delivers personalized attention to each client for services that include contract negotiations, endorsements, public relations, or charitable activities. The merger of K Sports' experience and clientele with Paid's expertise in merchandising, website hosting, and auction management based services for fan clubs and tour and travel packages was intended to create a business that is unrivaled in the sports and entertainment industry.

      For the years ended December 31, 2006 and 2005, there was a large shift in our revenues from being derived from Rotman Auction and the sale of collectibles to merchandising, fan club memberships, V.I.P. fan experiences, and ticketing for musical artists and sports and entertainment celebrities. All the sales for our celebrity and entertainment services are made through the artist's personal website and Paid's proprietary content managed system. A customer interested in a membership, merchandise, fan experience or ticketing would use our system to make purchases, and then depending on the sale, the Company either ships the merchandise, or delivers the fan experience at an event. The services offered by a client depend upon the client's desire and willingness to offer different initiatives. Not all artists and fan bases are the same and the Company works closely with its different clients to cater to their needs. Our services include ticketing, merchandising, video production, marketing, fan experiences, management, sponsorship, mobile marketing, and website development and management. We provide these services for artists such as Aerosmith, Rockapella, The New Cars, Keith Lockhart, Joey Kramer, DMC, and Patti LaBelle.

      Other revenue in 2006 was derived primarily from sales of collectibles, and fees from buyers and sellers, through the Rotman Auction operations, and sports marketing revenues. The sale of collectibles and movie posters occurs in various different sales channels; retail, online auction, charity auction, direct sale, and wholesale distribution. Most of the online auctions take place through a person-to-person auction service. Our auctions consist of sports and non-sports cards, collectibles, Americana, autographed items, and movie memorabilia, among other types of collectibles from the 1800s to the present day. Rotman Auction also maintains a substantial inventory of memorabilia with popular and historical significance which allows customers to directly purchase the memorabilia without the competition from bidders in an auction format. Most of these sales are consummated through our website located at www.paidsports.com (formerly, www.rotmanauction.com). We acquire inventory in the ordinary course of our business from a number of companies and individuals. We also may acquire inventory through acquisition of companies that own collectibles, or through the acquisition of substantially all the assets of a company that holds collectibles.

      We engage in autograph signing activities under the "Rotman Auction" name, at public and private autograph signing events. We contract and pay the celebrities for their services and for supplying products for the event. We hosted celebrities such as Adam Viniateri, Bronson Arroyo, Troy Brown, Johnny Damon, Jim Rice, Ty Law, Terry O'Reilly, Pete Rose, Ray Bourque, Paul Pierce, Trot Nixon, Corey Dillon, Derek Lowe, Carlton Fisk, Tedy Bruschi, and Alfonso Soriano. Our autograph signing events include the creation, development and maintenance of celebrity websites. We provide comprehensive content managed websites that include message boards, shopping, articles, statistics, biographical information and event schedules. We currently host such celebrities' websites as Jerry Rice, Doug Flutie, Chris Chambers, Willie McGinest, Tim Wakefield, Bronson Arroyo, and Lee Evans. Revenues are generated from sales of product produced by the celebrity. Full and part-time employees, as well as interns update the news and information on these sites. We receive payment in the form of autographs for maintaining and hosting the website. We also provide management services for order fulfillment and product distribution for the celebrities.

      To assist with the inventory management and order processing Rotman Auction uses the AuctionInc platform for reducing order processing time, increasing sales and improving customer service. The AuctionInc system was originally designed to just assist and improve Rotman Auction's business, but management realized that there was a need for an order management system for individuals and businesses that sell on the Internet, specifically at auction. In 2000 the technology team focused its attention on the core fundamental piece of the system called the Shipping Calculator. The Company realized the potential importance of the calculator and filed for a patent before launching it to the public in April of 2001. The product is modular based and continues to develop new tools and products for its customers.

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

      During 2005 we enhanced our new products that we launched the end of 2004 to provide more features and options for the new online user. These enhanced tools were focused on e-commerce and were therefore branded under the Paid name. These products ranged from a simple shipping calculator to be used anywhere on the internet to a complex integration into our software application.

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

      PaidShopCart provides website and e-commerce store owners a fully functional shopping cart with shipping calculations from all the major carriers. We have designed the Paid ShopCart with a customer's needs in mind; an affordable, simple, easy to use cart that is feature heavy and an enhanced replacement for the carts being utilized today. This Paypal integrated shopping cart can be inserted into any web page by just pasting in just a few lines of HTML. It provides accurate rates for 25 domestic shipping services from USPS, UPS, FedEx, and DHL, and is configurable to match with a customer's web site design.

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

Business Strategy

      During 2006 we experienced continued growth with our celebrity web-hosting and fan club and membership programs. We believe there will be an increase in online communities that will create an opportunity for more celebrity web-hosting and fan club services. It is our view that our services and programs will become more desirable as these communities grow. Our proprietary system was built to handle news, events, ticketing, fan experiences, e-commerce, authentication, charity auctions, chat, video editing, music streaming, mobile services, downloads and forums.

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

   o Offer more authentication services increasing our distribution and partnerships and limited costs and overhead associated with this service.

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

      The business strategy described above is intended to enhance our opportunities in the online e-commerce market. However, there are a number of factors that may impact our plans and inhibit our success. See "Risk Factors" included as Exhibit 99. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

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

      The Company will continue to market AuctionInc throughout 2007. In the past years, representatives of the Company attended trade shows, events and conferences to analyze the potential for AuctionInc and to narrow the Company's marketing base. Based on experience with existing partnerships that promote AuctionInc, the Company believes that creating partnerships is an effective marketing tool to promote and encourage new registrations. The Company will continue to seek new partnerships. The Company also intends to promote the AuctionInc product line in trade publications to reach small and midsize companies.

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

Revenue Sources

      In 2006, 90% of our revenues were derived from our celebrity services, fan club management, and ticketing and fan experiences, almost all of which is from one artist. We also generated retail revenues from the sale of autographed merchandise, collectibles and movie posters. Adding to these revenues were agent commissions, marketing opportunities for athletes and celebrity clients of K Sports.

      As additional services, we currently provide web hosting and online appraisal services. To date, we have generated minimal revenues from these services, but if the awareness of the AuctionInc product line increases, we will be able to increase our advertising and marketing efforts, which we expect will generate revenue and may attract more visitors that will utilize these services on our site. In addition to web hosting, we expect to increase revenues through the development and design of third party websites. We also have an agreement with Krause Publications, pursuant to which Krause Publications prints Maloney's Antiques & Collectibles Resource Directory and we receive a percentage of the sales revenues from the book sales. We own "www.MaloneysOnline.com," a clearinghouse for hard to find information that contains the searchable Internet version of the resource directory.

      Although we expect that this revenue model will generate increased revenue, if we are not successful in implementing this model, if the entertainment industry and fans are not accepting of the services we provide, if costs are higher than anticipated, or if revenues do not increase as rapidly as anticipated, we may not be able to continue positive cash flow. There are a number of factors that may impact our plans and inhibit our success. See "Risk Factors" included as Exhibit 99. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

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

Intellectual Property

      Our web hosting software program, AuctionInc software suite, is proprietary. We have filed one application for a patent related to AIShip. We do not have any patents for our designs or innovations and we may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology. To protect our interest in our intellectual property, we restrict access by others to our proprietary software. In addition, we have federally registered the "Collecting Channel" and the "Paid" marks.

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

Employees

      The Company currently employs 17 personnel, 16 of whom are employed full time. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

      Item 2. Description of Property.

      Our corporate headquarters are located at 4 Brussels Street, Worcester, Massachusetts 01610. Currently, we are tenants-at-will, and pay $2,600 monthly in rent. We also have an office at 236 Huntington Avenue, Boston, 5th Floor, and pay $5,822 monthly under a 5-year lease. The condition of our offices is excellent. We do not invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities, and we have no policies related to such investments.

      Item 3. Legal Proceedings.

      In Parshall v. Paid, Inc., Paul L. Parshall filed a lawsuit against the Company in the Court of Common Pleas of Franklin County, Ohio on October 3, 2006. Mr. Parshall claims to be the owner of 423,415 shares represented by Stock Certificate Number 01123. According to the Company's transfer agent, the Company's records show that Stock Certificate Number 01123 was cancelled on May 15, 1997. Mr. Parshall was affiliated with a previous transfer agent of the Company. The Company filed a motion to dismiss based on lack of personal jurisdiction through its Ohio counsel. Mr. Parshall requests damages equal to the market value of the shares and for any loss for not recognizing the shares. The Company disputes Mr. Parshall's claims.

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

      The following table sets forth the high and low bid prices for our common stock as reported by OTCBB for the eight quarters ended December 31, 2006. The quotations from the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

          2005                                           High      Low
                                                        -----      ---
          Quarter ended March 31, 2005                  $.35       $.15
          Quarter ended June 30, 2005                   $.36       $.17
          Quarter ended September 30, 2005              $.29       $.165
          Quarter ended December 31, 2005               $.235      $.115

          2006                                          High       Low
                                                        -----      ---
          Quarter ended March 31, 2006                  $.22       $.14
          Quarter ended June 30, 2006                   $.71       $.12
          Quarter ended September 30, 2006              $.575      $.24
          Quarter ended December 31, 2006               $.38       $.18

      As of March 8, 2007, there were approximately 2,066 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

      We have not previously paid cash dividends on our common stock, and intend to utilize current resources to operate the business; thus, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

                      Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------------------
                                                                                             Number of Securities
                                             Number of                                       Remaining Available
                                             Securities To be                                For Future Issuance
                                             Issued Upon                                     Under Equity
                                             Exercise of            Weighted-Average         Compensation Plans
                                             Outstanding            Exercise Price of        (Excluding Securities
                                             Options, Warrants      Outstanding Options,     Reflected in Column
                                             and Rights             Warrants and Rights      (a))
                                             (a)                    (b)                      (c)
----------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Approved by        25,000,000             $.041                    5,000,000
Security Holders
----------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Not Approved by    136,054                $.044                    6,325,329
Security Holders
----------------------------------------------------------------------------------------------------------------------
Total                                        25,136,054             $.043                    11,325,329
----------------------------------------------------------------------------------------------------------------------

Refer to Note 7, Notes to Consolidated Financial Statements for the Years ended December 31, 2006 and 2005, incorporated by reference herein from Part II, Item 7, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

      We compensate a number of employees and consultants through stock options grants under the Company's 2001 Non-Qualified Stock Option Plan. Eighty million shares were registered under that plan since its inception in 2001. Typically, shares are immediately exercised by the employee or consultant. In 2006, employees received options for 1,195,799 shares equal to $263,016 in compensation, and consultants and professionals received 6,744,876 shares equal to $1,009,319 in compensation.

      Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

      Our innovative products and services are utilized in celebrity services, ticketing, fan experiences, merchandising, online auctions and management, and web site development. Our celebrity services proprietary content management system provides an opportunity for our clients to offer more information, merchandise and experiences to their customers and communities. This proprietary system uses the AuctionInc. shipping calculator tools to provide improved customer service and fulfillment services. The technology is based on our patent-pending process that streamlines back-office and shipping processes for online auctions and e-commerce. Our celebrity services offer athletes and entertainers official web sites and fan-club services including e-commerce storefronts, articles, polls, message boards, contests, biographies and custom features to attract thousands of visitors daily. Our autograph signing events, working in conjunction with our sports agent marketing services, have created more services and opportunities for our sports clientele.

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

Results of Operations

      The following discussion compares the Company's results of operations for the year ended December 31, 2006 with those for the year ended December 31, 2005. The Company's financial statements and notes thereto included elsewhere in this annual report contain detailed information that should be referred to in conjunction with the following discussion.

      Revenues. For the year ended December 31, 2006, revenues were $8,049,000, 90% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists. Sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations represented 6% of revenues, and sports marketing revenues represented 3% of revenues. Gross sales of the Company's own product were $473,000. Fan experience, fan club membership and related merchandise sales revenues were $7,278,000, and sports marketing revenues were $247,300. Other revenues were $50,600, 1% of gross revenues, during the year ended December 31, 2006. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several other performing artists during 2007.

      The Company's 2006 revenues represent an increase of approximately $3,129,000 or 64%, over 2005, in which revenues were $4,920,000. For the year ended December 31, 2005, sales of the Company's product were $1,301,000, or 26% of gross sales, fan club membership and related merchandise sales revenues were $3,228,000, 66% of gross revenues, sports marketing revenues were $357,200, or 7% of gross revenues, and other revenues were $33,900, or 1% of gross revenues.

      The reason for the increase in revenues was a $4,049,000 increase related to the tours of performing artists, offset by lower revenues related to sports marketing services of $110,000 and lower sales of Company owned product of approximately $828,000 from the same period in 2005. Gross profit from Company owned product sales for the year ended December 31, 2006 was approximately $26,300, $281,000 less than in 2005. Since gross margin percentages on Company owned product were lower (5.6% versus 23.6%) in 2006 and sales of Company owned product were $828,000 lower during the year ended December 31, 2006, the Company produced $281,000 fewer gross margin dollars in 2006. The decrease in sales and gross profit margin is attributable to a management decision late in 2005 to streamline sales channels for Company owned product and, in turn, terminating sales on eBAY, in an effort to reduce related overhead, and an increase in the reserve against inventories.

      Operating Expenses. Total operating expenses for the year ended December 31, 2006 were $4,185,000 compared to $4,561,000 in 2005, a decrease of $376,000.

      Sales, general and administrative ("SG&A") expenses for the year ended December 31, 2006 were $3,665,000, compared to $4,016,000 for the year ended December 31, 2005. The decrease of $350,000 in SG&A costs includes decreases in payroll and related costs of $17,000, depreciation and amortization of $703,000 as certain assets became fully depreciated during 2006 and 2005, and credit card commissions of $17,000, offset by increases in professional fees of $227,000, travel of $11,000, postage and shipping costs of $80,000, and rents of $30,000. The travel and postage and shipping increases are all principally attributable to tours of performing artists.

      Costs associated with planning, maintaining and operating our web sites for the year ended December 31, 2006 decreased by $26,000 from 2005. This decrease is due primarily to a decrease in consulting costs of $255,000, offset by increases in depreciation and amortization of $46,000, and computer costs of $48,000. The Company also capitalized $134,000 fewer web site development costs in 2006 than in 2005.

      Interest Expense. For the year ended December 31, 2006, the Company incurred approximately $18,000 of interest charges compared to interest charges of $295,000 in 2005, a decrease of $277,000. $60,000 of the decrease is attributable to a settlement with Augustine Fund with respect to amounts owed, $104,000 to lower amortization of beneficial conversion features, and the balance to lower balances of interest-bearing debt in 2006.

      Net Loss. The Company realized a net loss for the year ended December 31, 2006 of $1,704,000 compared to a net loss of $3,498,000 for the year ended December 31, 2005. The 2006 loss represented $.01 per share, while the 2005 loss represented $.02 per share.

      Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

      At December 31, 2006, total assets of the Company were $1,681,000 compared to $3,929,000 at December 31, 2005. The decrease was primarily due to lower cash and deferred expenses of $1,921,000 as performing artists completed tours in December 2006, and depreciation and amortization of $148,000. Sales of fan experiences for 2007 tours did not begin until after year end. The Company also reports no related liability to customers, in the form of deferred revenues at December 31, 2006. At December 31, 2005 this liability was $2,305,000.

Operating Cash Flows

      A summarized reconciliation of the Company's net losses to cash provided by (used in) operating activities for the years ended December 31, 2006 compared to December 31, 2005, is as follows:

                                                                 2006           2005
                                                                 ----           ----
Net loss                                                     $(1,704,100)   $(3,498,200)
Depreciation and amortization                                    148,400        805,800
Amortization of beneficial conversion
Discount and debt discount                                            --        103,900
Common stock issued in payment of services                     1,282,300      1,632,500
Common stock issued in payment of interest                       137,800        137,200
Net current assets and liabilities associated with advance
ticketing                                                     (1,749,000)     1,749,000
Changes in current assets and liabilities                        232,200        485,900
                                                             -----------    -----------

Net cash provided by (used in) operating activities          ($1,652,400)   $ 1,416,100
                                                             ===========    ===========

Working Capital and Liquidity

      The Company had cash and cash equivalents of $138,000 at December 31, 2006, compared to $1,503,000 at December 31, 2005. The Company had $67,800 of working capital at December 31, 2006 compared to a working capital deficiency of $148,300 at December 31, 2005. At December 31, 2006 current liabilities were $1,409,000 compared to $3,787,700 at December 31, 2005. Current liabilities decreased at December 31, 2006 compared to December 31, 2005 primarily due to deferred revenues of $2,305,000 associated with events scheduled during the first quarter of 2006. As discussed in greater detail in Note 9 to the Financial Statements, included in Part I of this annual report and incorporated by reference herein, the Company had a convertible note outstanding held by Augustine Fund, L.P. at December 31, 2005 with an outstanding principal amount of $1,150,000.

      The Company's registered public accounting firm has issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2006. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits in 2007 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. In addition, "AuctionInc" which hosts a suite of management tools and enhanced shipping calculator solutions for small e-commerce enterprises, sales of movie posters, both from inventory and on consignment, and web hosting are expected to increase revenues and result in higher total gross profit. Subject to the discussion below, management believes that the Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options, expiring on May 9, 2007, for approximately 825,000 shares of common stock, which, once assigned by the Company, can generate between $130,000 and $355,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. However, there can be no assurance that assignment of the call options can be concluded on reasonably acceptable terms. If assignments are not made, management may need to seek alternative sources of capital to support operations.

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

      Although forward-looking statements in this annual report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Exhibit 99, "Risk Factors", in the Company's Form 10-KSB for the fiscal year ended December 31, 2006.

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

      Item 8B. Other Information.

      None.

                                    Part III.

      Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

      The following table sets forth certain information regarding the directors and executive officers of Paid, Inc.:

          Name                          Age      Position
          ----                          ---      --------
          Gregory Rotman*               41       Director, Chief Executive Officer & President

          Richard Rotman*               36       Director, Chief Financial Officer, Vice President, Treasurer &
                                                 Secretary

          Andrew Pilaro                 37       Director

------------
*     Gregory Rotman and Richard Rotman are brothers.

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

      Other Significant Persons

            Keith Garde, age 54, is President of the celebrity services group. Mr. Garde has more than 25 years of management and production experience in the entertainment industry. In 1995, Mr. Garde founded PKA Management, a Boston-based firm that manages national talent, manages video production and provides consulting services. Mr. Garde was one of the early pioneers in leveraging the Internet for entertainment entities, utilizing it for the digital distribution of artists' content and intellectual property. Mr. Garde has collaborated on special projects for MTV, VH1, A&E, ESPN, NFL, Disney, Paramount Pictures, Daimler-Chrysler, multiple record labels and many other major corporations and artists. He also serves as special projects manager for the artist Aerosmith.

Audit Committee/Code of Ethics

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

      The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company's Code of Ethics will be provided to anyone, free of charge, upon request to: Richard Rotman, CFO, Paid, Inc., 4 Brussels Street, Worcester, Massachusetts 01610.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. These persons are required by SEC regulation to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors and beneficial owners of more than 10% of the Company's stock, have been complied with for the period which this Form 10-KSB relates, except that Augustine Fund, L.P. filed a late report on Form 4 with respect to three of the five reported transactions, as reported on June 6, 2006. In addition, Augustine Fund, L.P. initially reported 100,000 fewer shares being beneficially owned by it in its original timely Form 3 filing and amended its filing on June 6, 2006, or two days later than the time required for the original filing.

      Item 10. Executive Compensation.

      The following table sets forth the compensation of the Company's chief executive officer, the chief financial officer, and each officer whose total cash compensation exceeded $100,000, for the last two fiscal years ended December 31, 2006 and 2005.

                           SUMMARY COMPENSATION TABLE
    ------------------------------------------------------------------------
    Name and
    Principal Position                   Year     Salary (1)      Total
    ------------------------------------------------------------------------
    Gregory Rotman                       2006      $100,000      $100,000

    President and Chief Executive        2005      $ 84,871      $ 84,871
    Officer

    ------------------------------------------------------------------------
    Richard Rotman                       2006      $ 88,461      $ 88,461

    Chief Financial Officer, Vice        2005      $ 86,794      $ 86,794
    President, Treasurer and Secretary

    ------------------------------------------------------------------------

(1) In 2006, with respect to Richard Rotman only, and in 2005, with respect to both Richard Rotman and Gregory Rotman, the Company paid the amount shown as compensation, but has accrued the difference between these amounts per annum for both Gregory Rotman and Richard Rotman and $100,000.

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

      The following table sets forth certain information related to equity than awards as of December 31, 2006 for Gregory Rotman and Richard Rotman. Other the option awards described in the table below, there were no other equity or stock awards.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

----------------------------------------------------------------------------------------------------------------------

                                                         Option Awards
----------------------------------------------------------------------------------------------------------------------

           Name                   Number             Number              Equity            Option          Option
                                    of                 of              Incentive          Exercise       Expiration
                                Securities         Securities             Plan             Price            Date
                                Underlying         Underlying           Awards:             ($)
                               Unexercised        Unexercised            Number
                                 Options            Options                of
                                   (#)                (#)               Securities
                               Exercisable        Unexercisable         Underlying
                                                                       Unexercised
                                                                        Unearned
                                                                        Options
                                                                          (#)
----------------------------------------------------------------------------------------------------------------------

Gregory Rotman, President       10,000,000             0                   0               $.041          10/11/12
and CEO
----------------------------------------------------------------------------------------------------------------------

Richard Rotman, CFO, Vice       10,000,000             0                   0               $.041          10/11/12
President and Secretary
----------------------------------------------------------------------------------------------------------------------

      None of the Company's directors received any separate compensation from the Company for serving as directors in 2006. However, on October 11, 2002, Andrew Pilaro received options to purchase 2,000,000 shares of common stock at an exercise price of $.041, pursuant to the 2002 Stock Option Plan, subject to the following vesting schedule: options to purchase 800,000 shares of common stock vested immediately; options to purchase an additional 600,000 shares of common stock vested on October 11, 2003, and options to purchase 600,000 shares of common stock vested on October 11, 2004.

      Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 8, 2007 of each of our directors and executive officers, and all of our directors and executive officers as a group.


Name and Address of                 Number of Shares            % of
Beneficial Owner (1)               Beneficially Owned        Class (4)
--------------------               ------------------        ---------
Gregory Rotman                       17,684,005 (2)            7.21%
Richard Rotman                       19,471,451 (2)            7.94%
Andrew Pilaro                         2,068,700 (3)             .84%

All directors and executive          39,224,156               15.99%
officers as a group (3 individuals)

--------------------------
(1)   The address of each person named is the address of the Company.

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

(4) Percentages are calculated on the basis of the amount of outstanding securities plus for such person or group, any securities that person or group has the right to acquire within 60 days.

         To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 8, 2007 of each beneficial owner of more than five percent of any class of the Company's Common Stock, other than as held by our directors and executive officers.

Name and Address of                    Number of Shares           % of
Beneficial Owner (1)                  Beneficially Owned         Class
--------------------                  ------------------         -----

Augustine Fund, L.P.
141 W. Jackson Blvd., Suite 2182
Chicago, IL 60604                         22,473,741             10.06%
------------------------------------

      The information regarding the Company's "Equity Compensation Plan Information" is incorporated herein by reference in Part II, Item 5 of this Annual Report on Form 10-KSB.

      Item 12. Certain Relationships and Related Transactions, and Director Independence.

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

      In December 2001, the Company engaged Steven Rotman to provide consulting services to the Company. Steven Rotman did not provide any consulting services in 2005. However, during 2005, for consulting fees owed and for consulting services provided prior to 2005, including $160,000 in fees and services provided in 2004, the Company paid Steven Rotman $251,659 in the form of options to purchase 1,264,630 shares of common stock of the Company pursuant to the Company's 2001 Non-Qualified Stock Option Plan. During 2006, the Company incurred $86,154 of consulting fees paid to Steven Rotman. Under the 2001 Non-Qualified Stock Option Plan, employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant.

      In 2002, the Company obtained private financing from Mr. Steven Rotman in the aggregate amount of $115,000 at an 8% interest rate, and borrowed an additional $15,000 in 2003, all of which was outstanding in 2004. In 2005, the Company repaid $50,000, but continues to owe Steven Rotman $80,000 in principal, and $40,322 in interest, including $6,489 in interest which accrued in 2006.

      On May 9, 2005, the Company entered into a Settlement Agreement and Mutual Release with Leslie Rotman ("Seller") to settle all outstanding disputes regarding the value paid and the value received in the 2001 transaction in which Seller, Rotman Collectibles, Inc., and the Company entered into an Agreement and Plan of Merger, pursuant to which Rotman Collectibles, Inc., a Massachusetts corporation, was merged into the Company's Delaware subsidiary, now named Rotman Collectibles, Inc. To settle any possible differences or disputes between the value paid and the value received, Seller delivered 2,000,000 shares of the Company's common stock into escrow (as set forth in the Settlement Agreement and Mutual Release) and granted the Company an option to purchase the shares for $.001 per share. The option is assignable by the Company and now expires two years from the date of grant. During 2006 the Company assigned options to purchase 800,000 shares of stock from Leslie Rotman to certain individuals in exchange for $331,848.

      On September 8, 2005, the Company purchased approximately $1,010,000 of memorabilia for sale from Leslie Rotman, the mother of Richard and Greg Rotman, in exchange for 6,433,121 shares of restricted common stock valued at $.157.

      In August 2006 the Company began paying rent, as a tenant at will, to a company in which Steven Rotman, the father of Greg and Richard Rotman, is a shareholder. Monthly payments under this arrangement of $2,600 began on August 1, 2006. The Company had previously occupied the premises rent-free.

      Item 13. Exhibits.

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

         4.5 Amended Modification Agreement dated July 15, 2001, between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.10 to Form SB-2/A filed on August 8,
                  2001)

         4.6 Second Amended Modification Agreement dated August 30, 2001 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.11 to Form SB-2 filed on August 31,
                  2001)

         4.7 Third Amended Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.1 to Form 10-QSB/A filed on August 14, 2002)

         4.8 Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.2 to Form 10-QSB/A filed on August 14, 2002)

         4.9 Second Modification Agreement dated October 31, 2003 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.10 to Form 10-KSB filed on March 30,
                  2004)

         4.10 Third Modification Agreement dated October 15, 2005 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.10 to Form 10-KSB filed on March 31,
                  2006)

         4.11 Warrant issued by the Registrant to Delano Group Securities, LLC (expired March 2005) (incorporated by reference to Exhibit
                  10.7 to Form 10-KSB filed on April 14, 2000).

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

        -----------------------------

*     filed herewith

      Item 14. Principal Accountant Fees and Services.

      Audit Fees. The aggregate fees billed by Carlin, Charron & Rosen, LLP for the audit of the Company's annual consolidated financial statements for the fiscal year ended December 31, 2006 and 2005, and the reviews of the consolidated financial statements included in the Corporation's Forms 10-QSB for fiscal years 2006 and 2005, were $55,200 and $52,500, respectively.

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

                                     PAID, INC.

                                           /s/ Gregory Rotman

                                     By: _______________________________
                                     Gregory Rotman, President
                                     Date:  April 3, 2007

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     /s/ Gregory Rotman

                                     -----------------------------------
                                     Gregory Rotman, President and Director
                                     Date:  April 3, 2007

                                     /s/ Richard Rotman

                                     ------------------------------------
                                     Richard Rotman, Vice President, Treasurer,
                                     Secretary and Director
                                     Date:  April 3, 2007

                                     /s/ Andrew Pilaro

                                     ------------------------------------
                                     Andrew Pilaro, Director
                                     Date:  April 3, 2007

                            PAID, INC. AND SUBSIDIARY

                           DECEMBER 31, 2006 AND 2005

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting
      Firm (Carlin, Charron & Rosen LLP) ..........................   F-2

Consolidated Balance Sheets at December 31, 2006 and 2005 .........   F-3

Consolidated Statements of Operations
      Years ended December 31, 2006 and 2005 ......................   F-4

Consolidated Statement of Changes in Shareholders' Equity (Deficit)
      Years ended December 31, 2006 and 2005 ......................   F-5

Consolidated Statements of Cash Flows
      Years ended December 31, 2006 and 2005 ......................   F-6

Notes to Consolidated Financial Statements
      Years ended December 31, 2006 and 2005 ......................   F-7 - F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Paid, Inc.

We have audited the accompanying consolidated balance sheets of Paid, Inc. and subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paid, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14, the consolidated financial statements for the year ended December 31, 2005 have been restated to reflect the correction of the Company's accounting for a settlement and mutual release agreement entered into on May 9, 2005. Note 14 also discusses the restatement effect on the quarterly results previously reported for 2005 and 2006.


/s/ Carlin, Charron & Rosen LLP

Westborough, Massachusetts
April 3, 2007

                            PAID, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                        ASSETS                                      2006            2005
                                                                                    ----            ----
                                                                                                 (Restated)
Current assets:
    Cash and cash equivalents                                                   $    138,326    $  1,502,987
    Accounts receivable                                                               34,731          72,317
    Inventories, net                                                               1,181,361       1,364,248
    Deferred expenses                                                                     --         556,250
    Prepaid expenses                                                                  80,975          67,981
    Due from employees                                                                32,803          66,558
    Other current assets                                                               9,073           9,073
                                                                                ------------    ------------

       Total current assets                                                        1,477,269       3,639,414

Property and equipment, net                                                          191,518         256,244
Other intangible assets, net                                                          11,768          33,290
                                                                                ------------    ------------

Total assets                                                                    $  1,680,555    $  3,928,948
                                                                                ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Notes and loans payable                                                     $     98,000    $    130,000
    Accounts payable                                                                 396,257         275,336
    Accrued expenses                                                                 915,176       1,077,081
    Deferred revenues                                                                     --       2,305,278
                                                                                ------------    ------------

       Total current liabilities                                                   1,409,433       3,787,695
                                                                                ------------    ------------

Long term liabilities:
    Convertible debt                                                                      --       1,150,000
                                                                                ------------    ------------

Shareholders' equity (deficit):
    Common stock, $.001 par value, 350,000,000 shares authorized; 218,329,910 and 200,405,555 shares issued and outstanding at December 31, 2006
     and 2005, respectively                                                          218,330         200,406
    Additional paid-in capital                                                    28,638,897      25,672,844
    Accumulated deficit                                                          (28,586,105)    (26,881,997)
                                                                                ------------    ------------

       Total shareholders' equity (deficit)                                          271,122      (1,008,747)
                                                                                ------------    ------------

Total liabilities and shareholders' equity (deficit)                            $  1,680,555    $  3,928,948
                                                                                ============    ============


           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                         2006             2005
                                                         ----             ----
                                                                        (Restated)
Revenues                                             $   8,048,854    $   4,920,123

Cost of revenues                                         5,556,635        3,562,073
                                                     -------------    -------------

Gross profit                                             2,492,219        1,358,050
                                                     -------------    -------------

Operating expenses:
     Selling, general, and administrative expenses       3,665,846        4,016,219
     Website development costs                             519,096          545,171
                                                     -------------    -------------

         Total operating expenses                        4,184,942        4,561,390
                                                     -------------    -------------

Loss from operations                                    (1,692,723)      (3,203,340)
                                                     -------------    -------------

Other income (expense):
     Interest expense                                      (17,877)        (294,822)
     Other income                                            6,492                0
                                                     -------------    -------------

         Total other income (expense), net                 (11,385)        (294,822)
                                                     -------------    -------------

Loss before income taxes                                (1,704,108)      (3,498,162)

Provision for income taxes                                      --               --
                                                     -------------    -------------

Net loss                                             $  (1,704,108)   $  (3,498,162)
                                                     =============    =============

Loss per share (basic and diluted)                   $       (0.01)   $       (0.02)
                                                     =============    =============

     Weighted average shares                           210,364,212      184,008,727
                                                     =============    =============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                  Common stock          Additional
                                           -------------------------      Paid-in       Accumulated     Unearned
                                              Shares        Amount        Capital         Deficit      Compensation       Total
                                           -----------   -----------   ------------   --------------   --------------  ------------
Balance, December 31, 2004                 173,320,731   $   173,321   $ 21,166,334   $ (23,383,835)   $     (35,000)  $(2,079,180)

Common stock issued pursuant to exercise
   of stock options granted to employees
   for services                              1,561,315         1,561        310,119              --               --       311,680

Common stock issued in payment of
   professional and consulting fees          7,064,926         7,065      1,278,765              --               --     1,285,830

Common stock issued in payment of
   interest                                  1,057,966         1,058        136,103              --               --       137,161

Common stock issued in payment of
   note payable                                761,905           762        159,238              --               --       160,000

Stock options exercised                        536,364           536             --              --               --           536

Common stock issued for payment of
   convertible debt                          9,469,227         9,470      1,342,422              --               --     1,351,892

Issuance of common stock                       200,000           200         29,800              --               --        30,000

Amortization of unearned compensation               --            --             --              --           35,000        35,000

Common stock issued for inventory            6,433,121         6,433      1,003,567              --               --     1,010,000

Proceeds from sale of warrants                      --            --         50,000              --               --        50,000

Proceeds from assignment of call options            --            --        196,496              --               --       196,496

Net loss                                            --            --             --      (3,498,162)              --    (3,498,162)
                                           -----------   -----------   ------------   -------------    -------------   -----------

Balance, December 31, 2005 (Restated)      200,405,555       200,406     25,672,844     (26,881,997)              --    (1,008,747)

Issuance of common stock pursuant to
   exercise of stock options granted to
   employees for services                    1,195,799         1,196        261,820              --               --       263,016

Issuance of common stock pursuant to
   exercise of stock options granted to
   professionals and consultants             6,769,876         6,770      1,012,549              --               --     1,019,319

Common stock issued in payment of
   interest on note payable                    838,450           838        136,956              --               --       137,794

Common stock issued for payment of
   convertible debt                          9,020,230         9,020      1,140,980              --               --     1,150,000

Common stock issued in connection with
   acquisition of assets of K-sports &
   Entertainment, LLC                          100,000           100         31,900              --               --        32,000

Proceeds from assignment of call options            --            --        331,848              --               --       331,848

Proceeds from sale of warrants                      --            --         50,000              --               --        50,000

Net loss                                            --            --             --      (1,704,108)              --    (1,704,108)
                                           -----------   -----------   ------------   -------------    -------------   -----------

Balance, December 31, 2006                 218,329,910   $   218,330   $ 28,638,897   $ (28,586,105)   $          --   $   271,122
                                           ===========   ===========   ============   =============    =============   ===========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                          2006           2005
                                                                                          ----           ----
                                                                                                       Restated
Operating activities:
     Net loss                                                                         $(1,704,108)   $(3,498,162)
     Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                                    148,366        805,752
         Bad debt expense                                                                   6,762             --
         Inventory Reserve                                                                150,000             --
         Amortization of unearned compensation                                                 --         35,000
         Beneficial conversion feature                                                         --        103,871
         Common stock issued in payment of professional
                  and consulting fees                                                   1,019,319      1,285,830
         Issuance of common stock pursuant to exercise of
           stock options granted to employees for services                                263,016        311,680
         Common stock issued in payment of interest                                       137,794        137,161
         Changes in assets and liabilities:
             Accounts receivable                                                           30,824        (26,578)
             Inventories                                                                   32,887        269,834
             Deferred expenses                                                            556,250       (556,250)
             Prepaid expense and other current assets                                      20,761         46,297
             Accounts payable                                                             120,921        110,507
             Accrued expenses                                                            (129,905)        85,885
             Deferred revenue                                                          (2,305,278)     2,305,278
                                                                                      -----------    -----------

                 Net cash provided by (used in) operating activities                   (1,652,391)     1,416,105
                                                                                      -----------    -----------

Investing activities:
     Property and equipment additions                                                     (62,118)      (233,708)
                                                                                      -----------    -----------

                 Net cash used in investing activities                                    (62,118)      (233,708)
                                                                                      -----------    -----------

Financing activities:
     Net payments of notes and loans payable                                              (32,000)            --
     Proceeds from sale of warrants                                                        50,000         50,000
     Proceeds from sale of common stock                                                        --         30,000
     Proceeds from assignment of call options                                             331,848        196,496
     Proceeds from exercise of stock options                                                   --            536
                                                                                      -----------    -----------

                 Net cash provided by financing activities                                349,848        277,032
                                                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents                                   (1,364,661)     1,459,429

Cash and cash equivalents, beginning                                                    1,502,987         43,558
                                                                                      -----------    -----------

Cash and cash equivalents, ending                                                     $   138,326    $ 1,502,987
                                                                                      ===========    ===========

                                  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

     Income taxes                                                                     $        --    $        --
                                                                                      ===========    ===========

     Interest                                                                         $     8,371    $     2,184
                                                                                      ===========    ===========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                           DECEMBER 31, 2006 AND 2005
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2. Management's Plans

The Company has continued to incur significant losses. For the years ended December 31, 2006 and 2005 the Company reported losses of approximately $1,704,000 and $3,500,000, respectively. These conditions raise substantial doubt about the Company's ability to grow as a going concern.

To date the Company has met its cash needs from the proceeds of convertible debt and the assignment of call options discussed in Note 7.

Management anticipates growth in revenues and gross profits in 2007 from its celebrity services products and websites; including memberships, fan experiences and ticketing, appearances, and merchandise sales. In addition, "AuctionInc" which hosts a suite of management tools and enhanced shipping calculator solutions for small e-commerce enterprises, sales of movie posters, both from inventory and on consignment, and web hosting are expected to increase revenues and result in higher total gross profit.

A 2005 Settlement Agreement provided the Company with call options for approximately 2 million shares of the Company's common stock. As of December 31, 2006 the Company still held call options for 825,000 shares of common stock, which currently expire on May 9, 2007. Assignment of these call options may generate between $130,000 and $355,000 based solely upon 52 week high and low closing prices of the Company's common stock.

Although there can be no assurances, the Company believes that the above anticipated additional revenues, and additional financing will be sufficient to meet the Company's working capital requirements through the end of 2007.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at December 31, 2006 and 2005 the Company provided for reserves totaling $200,000 and $50,000, respectively.

Website Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs", which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment." During the years ended December 31, 2006 and 2005 the Company capitalized approximately $49,500 and $200,000, respectively, of website development costs.

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

Revenue Recognition

The Company generates revenue from sales of fan experiences, from fan club membership fees, from sales of its purchased inventories, from web hosting services, from appraisal services and from advertising and promotional services.

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

For sales of merchandise owned and warehoused by the Company, the Company is responsible for conducting the sale, billing the customer, shipping the merchandise to the customer, processing customer returns and collecting accounts receivable. The Company recognizes revenue upon verification of the credit card transaction and shipment of the merchandise, discharging all obligations of the Company with respect to the transaction.

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

Advertising Costs

Advertising costs totaling approximately $42,500 in 2006 and $85,700 in 2005, are charged to expense when incurred.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted laws and rates that will be in effect when the differences are expected to reverse. A valuation allowance is provided when management believes it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Share Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for stock issued to Employees, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-KSB have not been restated to reflect the fair value method of expensing share-based compensation.

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

At the date of adoption, there were no unvested options outstanding and no options were granted during the year ended December 31, 2006. Consequently, there was no share-based compensation expense recorded during the year ended December 31, 2006.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to convertible debt and outstanding stock options and warrants. The number of common shares that would have been issued upon conversion of the convertible debt would have been 8,518,519 as of December 31, 2005. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 27,136,054 shares and 27,165,054 shares at December 31, 2006 and 2005, respectively, have been excluded from the computation of diluted earnings per share, as have the common shares that would be issued upon conversion of the convertible debt at December 31, 2005, because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each year.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which is an interpretation of FASB Statement 109, "Accounting for Income Taxes." FIN 48 requires management to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the "more-likely than not" recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. The Company does not believe the adoption of FIN 48 will have a material impact on its financial position or results of operations. FIN 48 is effective for the Company's interim reporting period beginning January 1, 2007.

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

Note 4. Property and Equipment

At December 31, property and equipment consisted of the following:

                                                     2006               2005
                                                     ----               ----
Computer equipment and software                  $   164,790        $   905,179
Office furniture                                       2,850             61,927
Video and article archives                           418,983            418,983
Video equipment                                           --            158,513
Website development cost                             636,390            908,996
Purchased software                                        --             70,000
                                                 -----------        -----------
                                                   1,223,013          2,523,598

Accumulated depreciation                          (1,031,495)        (2,267,354)
                                                 -----------        -----------

                                                 $   191,518        $   256,244
                                                 ===========        ===========

Depreciation expense of property and equipment for the years ended December 31, 2006 and 2005 amounted to $126,800 and $150,200, respectively.

Note 5. Intangible Assets

At December 31, intangible assets are comprised of the following:

                                                    2006                2005
                                                    ----                ----
Software licenses                               $ 2,882,660         $ 2,882,660
Patent pending                                       16,000              16,000
Domain names                                         57,025              77,025
Acquired web sites                                  762,301             762,301
Customer and user lists                             327,157             327,157
Assigned contracts                                   54,900              54,900
Other                                                30,763              30,763
                                                -----------         -----------
                                                  4,130,806           4,150,806
Accumulated amortization                         (4,119,038)         (4,117,516)
                                                -----------         -----------
                                                $    11,768         $    33,290
                                                ===========         ===========

Amortization expense for intangible assets for the years ended December 31, 2006 and 2005 amounted to $21,500 and $655,600, respectively.

Estimated future annual amortization expense is $1,000 for each year through 2019.

Note 6. Accrued Expenses

At December 31, accrued expense are comprised of the following:

                                             2006             2005
                                             ----             ----
Interest                                  $   44,201       $  172,490
Payroll and related costs                    268,702          204,280
Professional and consulting fees             115,111          134,411
Consignments - related party                 172,782          172,782
Due to K Sports                               30,500           62,500
Commissions                                  266,246          300,000
Other                                         17,634           30,618
                                          ----------       ----------
                                          $  915,176       $1,077,081
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

On May 9, 2005, the Company entered into a Settlement Agreement and Mutual Release with Leslie Rotman ("Seller") to settle all outstanding disputes regarding the value paid and the value received in the 2001 transaction in which Seller, Rotman Collectibles, Inc., and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Rotman Collectibles, Inc., a Massachusetts corporation, was merged into the Company's Delaware subsidiary, now named Rotman Collectibles, Inc. Seller is the mother of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. To settle any possible differences or disputes between the value paid and the value received, Seller delivered 2,000,000 shares of the Company's common stock into escrow, on May 6, 2005 (as set forth in the Settlement Agreement and Mutual Release) and granted the Company an option to purchase the shares for $.001 per share. The option is assignable by the Company and, as most recently amended, expires on May 9, 2007. During 2006 and 2005 the Company assigned options to purchase 800,000 and 375,000 shares, respectively, of stock from Leslie Rotman to certain individuals in exchange for $331,848 and $96,885. The proceeds from the assignments of these options were added to the paid in capital of the Company. At December 31, 2006, 825,000 call options remain outstanding.

Warrants

During the year ended December 31, 2005, the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor paid the Company $50,000 as a deposit ("Deposit") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time within one year of the Agreement at $.15 per share. During 2006 the expiration date of the Warrant was extended pending receipt of an additional $50,000 payment. If exercised, $100,000 will be applied as partial payment of the exercise price. If the Warrants are not exercised by June 1, 2008 the deposits will be forfeited. The deposits have been recorded as an addition to Paid in Capital.

Share-based Incentive Plan

At December 31, 2006, the Company had stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the company. The maximum number of shares currently reserved for issuance is 31,000,000 shares. The options granted have ten-year contractual terms and vest either immediately or annually over a five-year term.

At December 31, 2006, there were 5,463,000 shares available for future grants under the above stock option plans. The weighted average exercise price of options outstanding was $0.043 at December 31, 2006.

In October 2004, the Company granted options to an employee and a consultant to purchase 635,418 shares of unrestricted common stock at $.001 per share. 468,750 of these options, valued at $150,000, were immediately vested while 166,668 vested over a nine-month period. The Company recorded unearned compensation of $45,000, based on the difference between the fair value of the common stock at the grant date and the exercise price of the options that did not immediately vest. The unearned compensation was amortized over the option's vesting period with $35,000 being charged to expense during 2005.

Information with respect to stock options granted under the above plans is as follows:

                                                                       Weighted
                                                                        average
                                                                        exercise
                                                  Number of shares   price per share
                                                  ----------------   ---------------
Options outstanding at December 31, 2005                25,165,054      $    .045
           Granted                                              --             --
           Exercised                                            --             --
           Canceled                                        (29,000)        (1.373)
                                                        ----------

Options outstanding at December 31, 2006                25,136,054      $    .043
                                                        ==========

All options outstanding at December 31, 2006 are fully vested and exercisable. Information pertaining to options outstanding at December 31, 2006 is as follows:

                               Options Outstanding

                                  Weighted Average
                                     Remaining
      Exercise      Number of       Contractual        Intrinsic
       Prices         shares           Life              Value
       ------       ----------     -------------      ----------
         $1.62          37,000                 2              --
          .001          99,054                 8      $   34,570
          .041      25,000,000                 6       7,725,000
                    ----------
                    25,136,054
                   ===========

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

During the year ended December 31, 2006 the Company granted options for 7,940,675 shares at various dates aggregating $1,273,335 under this plan. During the year ended December 31, 2005 the Company granted options for 8,302,602 shares at various dates aggregating $1,580,216 under this plan. All options except 99,054 shares granted under this plan were exercised.

The Company did not recognize compensation expense for employee stock option grants for the year ended December 31, 2005, since the Company had previously adopted the provisions of SFAS 123 through disclosure only. The following illustrates the effects on net income and earnings per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

                                               Amount     Basic loss per share
                                               ------     --------------------
Net loss
As reported                                 $(3,498,162)       $      (.02)
Stock based compensation cost, as
reported (net of tax)                            35,000                 --
Stock based compensation cost that would
have been included in the determination
of net income had the fair value method
been applied (net of tax)                       (35,000)                --
                                            -----------        -----------
Pro forma                                   $(3,498,162)       $      (.02)
                                            ===========        ===========

Note 8. Income Taxes

There was no provision for income taxes for the years ended December 31, 2006 and 2005 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of temporary differences and carry forwards that give rise to deferred taxes are as follows:

                                                     2006               2005
                                                     ----               ----
Federal net operating loss carry
forwards                                         $ 7,189,000        $ 6,758,000
State net operating loss carry
forwards                                           1,615,000          1,492,000
                                                 -----------        -----------
                                                   8,804,000          8,250,000
Valuation reserve                                 (8,804,000)        (8,250,000)
                                                 -----------        -----------
Net deferred tax asset                           $        --        $        --
                                                 ===========        ===========

The valuation reserve applicable to net deferred tax asset for the years ended December 31, 2006 and 2005 is due to the likelihood of the deferred tax not to be utilized.

At December 31, 2006, the Company has federal and state net operating loss carry forwards of approximately $21,100,000 and $17,000,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2011, while the federal carry forwards will expire intermittently through 2026.

Note 9. Convertible Debt Financing

As of December 31, 2006 the Company has no convertible debt outstanding.

As of December 31, 2005 the Company had $1,150,000 of convertible debt outstanding.

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

The Company entered into a second Loan Agreement, most recently modified in October 2005, whereby it issued an 8% convertible note in the amount of $2,250,000, due November 7, 2006 (the "Series B Note") to Buyer. In accordance with EITF 00-27, the intrinsic value of the beneficial conversion feature was charged to interest expense over the original two year term of the related note. The beneficial conversion feature that was charged to interest expense during the year ended December 31, 2005 totaled $103,871. During the years ended December 31, 2006 and 2005 the Company received conversion requests for $1,150,000 and $1,100,000 into 9,020,230 and 8,056,285 shares of the Company's common stock at conversion prices ranging from $.115 to $.157 per share.

Note 10. Notes and Loans Payable

At December 31, 2006, the Company was obligated on short-term demand notes payable totaling $80,000 to a related party. The notes bear interest at 8%. Interest expense charged to operations in connection with related party notes totaled $6,489 in 2006. In addition, included in notes and loans payable is an $18,000 non interest bearing loan.

At December 31, 2005 the Company was obligated on short-term notes payable totaling $130,000, of which $80,000 was to a related party. The related party notes bear interest at 8%, while the remainder bear interest at 10%. The related party debt is due on demand while the remainder was due on May 31, 2006. Interest expense charged to operations in connection with the related party notes totaled $10,266 in 2005.

Note 11. Related party transactions

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

      In December 2001, the Company engaged Steven Rotman to provide consulting services to the Company. Steven Rotman did not provide any consulting services in 2005. However, during 2005, for consulting fees owed and for consulting services provided prior to 2005, including $160,000 in fees and services provided in 2004, the Company paid Steven Rotman $251,659 in the form of options to purchase 1,264,630 shares of common stock of the Company pursuant to the Company's 2001 Non-Qualified Stock Option Plan. During 2006, the Company incurred $86,154 of consulting fees paid to Steven Rotman. Under the 2001 Non-Qualified Stock Option Plan, employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant.

      In 2002, the Company obtained private financing from Mr. Steven Rotman in the aggregate amount of $115,000 at an 8% interest rate, and borrowed an additional $15,000 in 2003, all of which was outstanding in 2004. In 2005, the Company repaid $50,000, but continues to owe Steven Rotman $80,000 in principal, and $40,322 in interest, including $6,489 in interest which accrued in 2006.

      On May 9, 2005, the Company entered into a Settlement Agreement and Mutual Release with Leslie Rotman ("Seller") to settle all outstanding disputes regarding the value paid and the value received in the 2001 transaction in which Seller, Rotman Collectibles, Inc., and the Company entered into an Agreement and Plan of Merger, pursuant to which Rotman Collectibles, Inc., a Massachusetts corporation, was merged into the Company's Delaware subsidiary, now named Rotman Collectibles, Inc. To settle any possible differences or disputes between the value paid and the value received, Seller delivered 2,000,000 shares of the Company's common stock into escrow (as set forth in the Settlement Agreement and Mutual Release) and granted the Company an option to purchase the shares for $.001 per share. The option is assignable by the Company and now expires two years from the date of grant.

      On September 8, 2005, the Company purchased approximately $1,010,000 of memorabilia for sale from Leslie Rotman, the mother of Richard and Greg Rotman, in exchange for 6,433,121 shares of restricted common stock valued at $.157.

      In August 2006 the Company began paying rent, as a tenant at will, to a company in which Steven Rotman, the father of Greg and Richard Rotman, is a shareholder. Monthly payments under this arrangement of $2,600 began on August 1, 2006. The Company had previously occupied the premises rent-free.

Note 12. Issuance of Common Stock

During 2005 the Company purchased $1,010,000 of memorabilia for sale from Leslie Rotman, the mother of Gregory and Richard Rotman in exchange for 6,433,121 shares of restricted stock valued at $.157.

During 2006 and 2005 the Company issued 838,450 and 1,019,871 shares of common stock in connection with the payment of $137,794 and $129,161 of interest due on its convertible debt.

Note 13. Commitments

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

Note 14. RESTATEMENT

      During a detailed review of its accounting treatment for the Settlement Agreement and Mutual Release (see Note 7) entered into on May 9, 2005, the Company determined it had incorrectly accounted for the call options that were issued in connection with this agreement. The Company determined that the cash received from the sale price of the call options of $96,885 should be recorded as an increase to additional paid-in capital. As a result, the Company restated its statement of operations for the year ended December 31, 2005 to increase its net loss by $397,510, which is the net of increasing cost of revenues by $129,450; decreasing loss on call options by $202,490; and decreasing other income by $470,550. In addition, the Companys assets decreased by $300,625 and additional paid-in capital increased by $96,885 in connection with the restatement. These changes did not result in any change to the basic and diluted loss per share for the year ended December 31, 2005.

The accompanying financial statements and notes reflect the restated amounts for the year ended December 31, 2005. The following tables detail the effect of the restatement on each of the quarters in 2005 and as previously reported for the quarters in 2006. The amounts indicated "as previously reported" are prior to any adjustments to correct the accounting treatment of the agreement described above.

                                                    As
                                                Previously                             As
                                                 Reported         Adjustments       Restated

Quarter ended March 31, 2006

Net sales                                      $   2,806,841                      $   2,806,841

Loss from operations                                (225,284)               --         (225,284)
Other income (expense)                               (51,055)           24,375          (26,680)
Net loss                                            (276,339)           24,375         (251,964)
Basic and diluted weighted average
     shares outstanding                          198,844,439                        198,844,439
Basic and diluted net loss per share           $       (0.00)                     $       (0.00)

Quarter ended June 30, 2006

Net sales                                      $     604,388                      $     604,388

Loss from operations                                (568,672)               --         (568,672)
Other income (expense)                               617,555          (599,625)          17,930
Net income (loss)                                     48,883          (599,625)        (550,742)
Basic weighted average shares outstanding        206,913,261                        206,913,261
Diluted weighted average shares outstanding      231,580,941                        206,913,261
Basic net income (loss) per share              $        0.00                      $       (0.00)
Diluted net income (loss) per share            $        0.00                      $       (0.00)

Quarter ended September 30, 2006

Net sales                                      $   1,499,154                      $   1,499,154

Loss from operations                                (646,080)               --         (646,080)
Other income (expense)                              (267,526)          266,250           (1,276)
Net loss                                            (913,606)          266,250         (647,356)
Basic and diluted weighted average
     shares outstanding                          215,893,397                        215,893,397
Basic and diluted net loss per share           $       (0.00)                     $       (0.00)

                                             As
                                         Previously                             As
                                          Reported         Adjustments       Restated

Quarter ended June 30, 2005

Net sales                               $     633,356                       $     633,356
Loss from operations                         (708,580)         (129,450)         (838,030)
Other income (expense)                        246,524          (325,050)          (78,526)
Net loss                                     (462,056)         (454,500)         (916,556)
Basic and diluted weighted average
     shares outstanding                   178,777,729                         178,777,729
Basic and diluted net loss per share    $       (0.00)                      $       (0.01)

Quarter ended September 30, 2005

Net sales                               $     492,367                       $     492,367
Loss from operations                         (970,283)               --          (970,283)
Other income (expense)                        (47,996)          (32,385)          (80,381)
Net loss                                   (1,018,279)          (32,385)       (1,050,664)
Basic and diluted weighted average
     shares outstanding                   183,403,606                         183,403,606
Basic and diluted net loss per share    $       (0.01)                      $       (0.01)

Quarter ended December 31, 2005

Net sales                               $   2,934,747                       $   2,934,747
Loss from operations                         (509,880)               --          (509,880)
Other income (expense)                       (131,502)           89,375           (42,127)
Net loss                                     (641,382)           89,375          (552,007)
Basic and diluted weighted average
     shares outstanding                   199,300,877                         199,300,877
Basic and diluted net loss per share    $       (0.00)                      $       (0.00)

                                  EXHIBIT INDEX

       Exhibit                      Description of Exhibits
       -------                      -----------------------
         No.
        ----

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

         4.5 Amended Modification Agreement dated July 15, 2001, between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.10 to Form SB-2/A filed on August 8,
                  2001)

         4.6 Second Amended Modification Agreement dated August 30, 2001 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.11 to Form SB-2 filed on August 31,
                  2001)

         4.7 Third Amended Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.1 to Form 10-QSB/A filed on August 14, 2002)

         4.8 Modification Agreement dated May 21, 2002 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.2 to Form 10-QSB/A filed on August 14, 2002)

         4.9 Second Modification Agreement dated October 31, 2003 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.10 to Form 10-KSB filed on March 30,
                  2004)

         4.10 Third Modification Agreement dated October 15, 2005 between the Company and Augustine Fund, L.P. (incorporated by reference from Exhibit 4.10 to Form 10-KSB filed on March 31,
                  2006)

         4.11 Warrant issued by the Registrant to Delano Group Securities, LLC (expired March 2005) (incorporated by reference to Exhibit
                  10.7 to Form 10-KSB filed on April 14, 2000).

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

         99       Risk Factors*

-----------------------------
*     filed herewith