Form 10QSB
period 2007-03-31
PAID INC
filed 2007-05-15
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

      As of May 6, 2007, the issuer had outstanding 225,660,724 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                                   Paid, Inc.
                                 and Subsidiary
                                   Form 10-QSB
                    For the Three Months ended March 31, 2007

                                TABLE OF CONTENTS

Part I - Financial Information

   Item 1.  Financial Statements

               Consolidated Balance Sheets
               March 31, 2007 (unaudited) and
               December 31, 2006............................................3

               Consolidated Statements of Operations
               Three months ended March 31, 2007 and
               2006 (unaudited).............................................4

               Consolidated Statements of Cash Flows
               Three months ended March 31, 2007 and
               2006 (unaudited).............................................5

               Consolidated Statements of Changes in Shareholders' Equity Three months ended March 31, 2007
               (unaudited)..................................................6

               Notes to Consolidated Financial Statements
               Three months ended March 31, 2007 and 2006...................7-11

   Item 2.  Management's Discussion and Analysis or
            Plan of Operation...............................................11

   Item 3.  Controls and Procedures.........................................14

Part II - Other Information

   Item 1.  Legal Proceedings...............................................15

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ....15

   Item 3.  Defaults Upon Senior Securities.................................15

   Item 4.  Submission of Matters to a Vote of Security Holders.............15

   Item 5.  Other Information ..............................................15

   Item 6.  Exhibits .......................................................15

   Signatures...............................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PAID, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                            March 31,       December 31,
                            ASSETS                            2007             2006
                                                              ----             ----
                                                           (unaudited)       (audited)
Current assets:
   Cash and cash equivalents                              $    520,083     $    138,326
   Accounts receivable                                          50,071           34,731
   Inventories, net                                          1,182,630        1,181,361
   Deferred expenses                                             5,814               --
   Prepaid expenses                                            275,607           80,975
   Due from employees                                           34,862           32,803
   Other current assets                                          9,073            9,073
                                                          ------------     ------------

       Total current assets                                  2,078,140        1,477,269

Property and equipment, net                                    161,498          191,518
Other intangible assets, net                                    11,533           11,768
                                                          ------------     ------------

Total assets                                              $  2,251,171     $  1,680,555
                                                          ============     ============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes and loans payable                                $     80,000     $     98,000
   Accounts payable                                            303,529          396,257
   Accrued expenses                                            682,817          915,176
   Deferred revenues                                           561,051               --
                                                          ------------     ------------

       Total current liabilities                             1,627,397        1,409,433
                                                          ------------     ------------

Commitments and contingencies                                       --               --
                                                          ------------     ------------
Shareholders' equity:
   Common stock, $.001 par value, 350,000,000 shares
    authorized; 225,105,000 and 218,329,910 shares
    issued and outstanding at March 31, 2007 and
    December 31, 2006, respectively                            225,105          218,330
   Additional paid-in capital                               29,902,024       28,638,897
   Accumulated deficit                                     (29,503,355)     (28,586,105)
                                                          ------------     ------------

       Total shareholders' equity                              623,774          271,122
                                                          ------------     ------------

Total liabilities and shareholders' equity                $  2,251,171     $  1,680,555
                                                          ============     ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                       2007            2006
                                                       ----            ----

Revenues                                           $    468,421    $  2,806,841

Cost of revenues                                        187,395       1,951,495
                                                   ------------    ------------

Gross profit                                            281,026         855,346
                                                   ------------    ------------

Operating expenses:
   Selling, general, and administrative expenses      1,100,112         946,230
   Website development costs                             98,295         134,400
                                                   ------------    ------------

        Total operating expenses                      1,198,407       1,080,630
                                                   ------------    ------------

Loss from operations                                   (917,381)       (225,284)
                                                   ------------    ------------

Other income (expense):
   Interest expense                                      (2,263)        (26,683)
   Other income                                           2,394               3
                                                   ------------    ------------

        Total other income (expense), net                   131         (26,680)
                                                   ------------    ------------

Loss before income taxes                               (917,250)       (251,964)

Provision for income taxes                                   --              --
                                                   ------------    ------------

Net loss                                           $   (917,250)   $   (251,964)
                                                   ============    ============

Loss per share (basic and diluted)                 $      (0.00)   $      (0.00)
                                                   ============    ============

   Weighted average shares                          222,498,093     198,844,439
                                                   ============    ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                     2007            2006
                                                                     ----            ----
Operating activities:
  Net loss                                                       $  (917,250)    $  (251,964)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
       Depreciation and amortization                                  32,787          36,917
       Issuance of common stock for payment of professional
               and consulting fees                                   405,926         148,828
       Issuance of common stock pursuant to exercise of
         stock options granted to employees for services              85,038          46,346
       Changes in assets and liabilities:
          Accounts receivable                                        (15,340)       (120,365)
          Inventories                                                 (1,269)         20,470
          Deferred expenses                                           (5,814)        294,901
          Prepaid expense and other current assets                  (196,691)          4,079
          Accounts payable                                           (92,728)         41,295
          Accrued expenses                                          (232,359)         77,757
          Customer refunds payable                                        --         748,685
          Deferred revenue                                           561,051      (2,084,624)
                                                                 -----------     -----------

              Net cash used in operating activities                 (376,649)     (1,037,675)
                                                                 -----------     -----------

Investing activities:
  Property and equipment additions                                    (2,532)        (56,457)
                                                                 -----------     -----------

              Net cash used in investing activities                   (2,532)        (56,457)
                                                                 -----------     -----------

Financing activities:
  Net Repayments of notes and loans payable                          (18,000)             --
  Proceeds from assignment of call options                            15,538              --
  Proceeds from sale of common stock                                 763,400              --
                                                                 -----------     -----------

              Net cash provided by financing activities              760,938              --
                                                                 -----------     -----------

Net increase (decrease) in cash and cash equivalents                 381,757      (1,094,132)

Cash and cash equivalents, beginning                                 138,326       1,502,987
                                                                 -----------     -----------

Cash and cash equivalents, ending                                $   520,083     $   408,855
                                                                 ===========     ===========

            SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

  Income taxes                                                   $        --     $        --
                                                                 ===========     ===========

  Interest                                                       $       663     $     2,473
                                                                 ===========     ===========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007

                                                                Common stock            Additional
                                                                ------------             Paid-in      Accumulated
                                                            Shares         Amount        Capital        Deficit          Total
                                                          -----------   ------------   ------------   ------------    ------------
Balance, December 31, 2006                                218,329,910   $    218,330   $ 28,638,897   $(28,586,105)   $    271,122

Issuance of common stock pursuant to exercise of stock
   options granted to employees for services                  276,985            277         84,761             --          85,038

Issuance of common stock pursuant to exercise of stock
   options granted to professionals and consultants         2,480,209          2,480        403,446             --         405,926

Issuance of common stock                                    4,017,896          4,018        759,382             --         763,400

Proceeds from assignment of call options                           --             --         15,538             --          15,538

Net loss                                                           --             --             --       (917,250)       (917,250)
                                                          -----------   ------------   ------------   ------------    ------------

Balance, March 31, 2007                                   225,105,000   $    225,105   $ 29,902,024   $(29,503,355)   $    623,774
                                                         ============   ============   ============   ============    ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006

Note 1. Organization and Significant Accounting Policies

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

General

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting and include all adjustments (consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation). Except for the balance sheet at December 31, 2006, these financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2006, which are included in the Company's Form 10-KSB.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. The reserve for excess/obsolete inventories totaled $200,000 at March 31, 2007 and December 31, 2006.

Website Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs", which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment." During the three months ended March 31, 2006 the Company capitalized approximately $49,500 of website development costs. There were no such costs capitalized during the three months ended March 31, 2007.

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

Advertising Costs

Advertising costs totaling $18,700 in 2007 and $33,400 in 2006, are charged to expense when incurred.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 27,280,198 shares and 27,136,054 shares at March 31, 2007 and 2006 respectively, have been excluded from the computation of diluted earnings per share because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each year.

Note 2. Notes and Loans Payable

At March 31, 2007 and December 31, 2006 the Company was obligated on short-term demand notes payable totaling $80,000 to a related party. The notes bear interest at 8%. Interest expense charged to operations in connection with these related party notes during each of the three months ended March 31, 2007 and 2006 totaled $1,600. In addition, included in notes and loans payable at December 31, 2006 was an $18,000 non-interest bearing loan.

Note 3. Accrued Expenses

At March 31, 2007 and December 31, 2006, accrued expense are comprised of the following:

                                                        2007              2006
                                                        ----              ----
Interest                                              $ 45,801          $ 44,201
Payroll and related costs                              284,198           268,702
Professional and consulting fees                        62,439           115,111
Consignments                                           172,782           172,782
Due to K Sports                                         30,500            30,500
Commissions                                             41,000           266,246
                                                        46,097            17,634
Other                                                       --                --
                                                      $682,817          $915,176
                                                      ========          ========

Note 4. Common Stock

Call Option Agreement

On May 9, 2005, the Company entered into a Settlement Agreement and Mutual Release with Leslie Rotman ("Seller") to settle all outstanding disputes regarding the value paid and the value received in the 2001 transaction in which Seller, Rotman Collectibles, Inc., and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Rotman Collectibles, Inc., a Massachusetts corporation, was merged into the Company's Delaware subsidiary, now named Rotman Collectibles, Inc. Seller is the mother of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. To settle any possible differences or disputes between the value paid and the value received, Seller delivered 2,000,000 shares of the Company's common stock into escrow on May 6, 2005 (as set forth in the Settlement Agreement and Mutual Release) and granted the Company an option to purchase the shares for $.001 per share. The option is assignable by the Company and, as most recently amended, expires on May 9, 2008. During 2006 and 2005 the Company assigned options to purchase 800,000 and 375,000 shares, respectively, of stock from Leslie Rotman to certain individuals in exchange for $331,848 and $96,885. During the three months ended March 31, 2007 the Company assigned options to purchase 50,000 to certain individuals in exchange for $15,538. The proceeds from the assignments of these options were added to the paid in capital of the Company. At March 31, 2007, 775,000 call options remain outstanding.

Warrant

During the year ended December 31, 2005, the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor paid the Company $50,000 as a deposit ("Deposit") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time within one year of the Agreement at $.15 per share. During 2006 the expiration date of the Warrant was extended upon receipt of an additional $50,000 payment. If exercised, $100,000 will be applied as partial payment of the exercise price. If the Warrants are not exercised by June 1, 2008 the deposits will be forfeited. The deposits have been recorded as an addition to Paid in Capital.

Share-based Incentive Plan

At March 31, 2007, the Company had stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares currently reserved for issuance is 31,000,000 shares. The options granted have ten-year contractual terms and vest either immediately or annually over a five-year term.

At March 31, 2007, there were 5,492,000 shares available for future grants under the above stock option plans. The weighted average exercise price of options outstanding was $.043 at March 31, 2007. No options were granted during the three months ended March 31, 2007.

All options outstanding at March 31, 2007 are fully vested and exercisable. Information pertaining to options outstanding at March 31, 2007 is as follows:

                               Options Outstanding

                                            Weighted Average Remaining
     Exercise Prices    Number of shares         Contractual Life         Intrinsic Value
     ---------------    ----------------         ----------------         ---------------
          $1.62               37,000                     2                            --
           .001               99,054                     8                   $    55,371
           .041           25,000,000                     6                    12,975,000
                          ----------
                          25,136,054
                          ==========

The aggregate intrinsic value of options outstanding and vested at March 31, 2007 was $13,030,371.

Note 5. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 9" ("FIN No. 48"), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based upon the technical merits of the position. As discussed in the consolidated financial statements in the 2006 Form 10-KSB, the Company has a valuation allowance against the full amount of its deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets, will not be realized. The implementation of FIN No. 48 had no Effect on the Company's financial position or results of operations.

We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense.

There was no provision for income taxes for the three months ended March 31, 2007 and 2006 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

At March 31, 2007 the Company has federal and state net operating loss carry forwards of approximately $22,298,000 and $14,500,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2012, while the federal carry forwards will expire intermittently through 2027.

Note 6. Related party transactions

During the three months ended March 31, 2007 and 2006 the Company incurred $72,000 of consulting fees paid to Steven Rotman, the father of Greg and Richard Rotman.

Note 7. Commitments

The Company leases office facilities in Boston Massachusetts under a five year lease beginning May 2006 requiring monthly payments of $5,800, plus increases in real estate taxes and operating expenses, through April 2011.

In August 2006 the Company began paying rent, as a tenant at will, to a company in which Stephen Rotman, the father of Gregory and Richard Rotman, is a shareholder. Monthly payments under this arrangement of $2,600 began on August 1, 2006.

During the three months ended March 31, 2007 rent expense charged to operations under the above leases totaled $25,000, including $7,400 to the related party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

Our innovative products and services are utilized in celebrity services, ticketing, fan experiences, merchandising, online auctions and management, and web site development. Our celebrity services proprietary content management system provides an opportunity for our clients to offer more information, merchandise and experiences to their customers and communities. This proprietary system uses the AuctionInc. shipping calculator tools to provide improved customer service and fulfillment services. The technology is based on our patented process that streamlines back-office and shipping processes for online auctions and e-commerce. Our celebrity services offer athletes and entertainers official web sites and fan-club services including e-commerce storefronts, articles, polls, message boards, contests, biographies and custom features to attract thousands of visitors daily. Our autograph signing events, working in conjunction with our sports agent marketing services, have created more services and opportunities for our sports clientele.

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

Results of Operations

The following discussion compares the Company's results of operations for the three months ended March 31, 2007 with those for the three months ended March 31, 2006. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the three months ended March 31, 2007, revenues were $468,400, 77% of which was attributable to sales of fan club memberships and merchandise related to performing artists. Sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations represented 10% of revenues, sports marketing revenues represented 8% of revenues and other revenues represented 5% of gross revenues. Gross sales of the Company's own product were $47,900. Fan club memberships and related merchandise sales revenues were $359,900, and sports marketing revenues were $35,800. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several performing artists during the remainder of 2007 and into 2008. During the quarter ended March 31, 2007 the Company generated $561,000 of deferred revenues related to artist's tours to commence during April, 2007.

The Company's first quarter 2007 revenues represent a decrease of approximately $2,338,000 from 2006 when revenues were $2,806,800. For the three months ended March 31, 2006, sales of the Company's product were $68,400, or 2% of gross sales, fan experiences, fan club memberships and related merchandise sales revenues were $2,647,400, 94% of gross revenues, sports marketing revenues were $89,100, or 3% of gross revenues.

The reason for the decrease in revenues was a $2,287,600 decrease related to the tours of performing artists, lower revenues related to sports marketing services of $53,400 and lower sales of Company owned product of approximately $6,700 from the same period in 2006. The decrease in revenues related to tours of performing artists is attributable to the fact that none of the Company's artists were on tour during the first quarter of 2007. During the quarter ended March 31, 2007 the Company generated $561,000 of deferred revenues related to tours to commence during April 2007. Gross profit from Company owned product sales for the three months ended March 31, 2007 was approximately $48,300, $20,700 more than in 2006.

Operating Expenses. Total operating expenses for the three months ended March 31, 2007 were $1,198,400 compared to $1,080,600 in 2006, an increase of
$117,800.

Sales, general and administrative ("SG&A") expenses for the three months ended March 31, 2007 were $1,100,100, compared to $946,200 for the three months ended March 31, 2006. The increase of $153,900 in SG&A costs includes increases in payroll and related costs of $51,400, professional fees of $271,100 and rents of $8,700 offset by decreases in depreciation and amortization of $6,200 as certain assets became fully depreciated during 2007 and 2006, credit card commissions of $19,800, travel of $48,000, postage and shipping costs of $62,800. The credit card commissions, travel and postage and shipping decreases are all principally attributable to the fact that there were no tours of performing artists during the three months ended March 31, 2007.

Costs associated with planning, maintaining and operating our web sites for the three months ended March 31, 2007 decreased by $36,100 from 2006. This decrease is due primarily to a decrease in consulting costs of $89,000, offset by $49,500 fewer web site development costs being capitalized in 2007 than in 2006.

Interest Expense. For the three months ended March 31, 2007, the Company incurred approximately $2,300 of interest charges compared to interest charges of $26,700 in 2006, a decrease of $24,400. $23,000 of the decrease is attributable to retirement of the convertible debt during the first quarter of 2006 and the balance to lower balances of interest-bearing debt in 2007.

Net Loss. The Company realized a net loss for the three months ended March 31, 2007 of $917,300 compared to a net loss of $252,000 for the three months ended March 31, 2006. The 2007 and 2006 losses each represented less than $.01 per share.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

At March 31, 2007, total assets of the Company were $2,251,000 compared to $1,681,000 at December 31, 2006. The increase was primarily due to higher cash balances generated from the issuance of common stock.

Operating Cash Flows

A summarized reconciliation of the Company's net losses to cash used in operating activities for the three months ended March 31, 2007 compared to March 31, 2006, is as follows:

                                                                           2007            2006
                                                                           ----            ----
Net loss                                                                $  (917,000)    $  (252,000)
Depreciation and amortization                                                32,800          36,900
Common stock issued in payment of services                                  491,000         195,200
Net current assets and liabilities associated with advance ticketing        555,000      (1,041,000)

Changes in current assets and liabilities                                  (538,400)         23,200
                                                                        -----------     -----------

Net cash used in operating activities                                   $  (376,600)    $(1,037,700)
                                                                        ===========     ===========

Working Capital and Liquidity

The Company had cash and cash equivalents of $520,000 at March 31, 2007, compared to $138,000 at December 31, 2006. The Company had $451,000 of working capital at March 31, 2007 compared to $68,000 at December 31, 2006. At March 31, 2007 current liabilities were $1,627,000 compared to $1,409,000 at December 31, 2006. Current liabilities increased at March 31, 2007 compared to December 31, 2006 primarily due to deferred revenues of $561,000 associated with events scheduled to commence during the second and third quarters of 2007 offset by lower accrued commissions, since there were no artists on tour during the first quarter of 2007.

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2006. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits during the remainder of 2007, and into 2008, from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. In addition, "AuctionInc" which hosts a suite of management tools and enhanced shipping calculator solutions for small ecommerce enterprises, sales of movie posters, both from inventory and on consignment, and web hosting are expected to increase revenues and result in higher total gross profit. Subject to the discussion below, management believes that the Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options, expiring on May 9, 2008, for approximately 775,000 shares of common stock, which, once assigned by the Company, will generate between $84,000 and $495,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. However, there can be no assurance that assignment of the call options can be concluded on reasonably acceptable terms. If assignments are not made, management may need to seek alternative sources of capital to support operations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) The Company sold 4,017,896 shares of its restricted common stock at $.19 per share, or $763,400 in the aggregate, during the quarter ended March 31, 2007, which includes (i) three issuances on January 3, 2007, including 1,315,790 shares to Kuekenhof Equity Fund LP, 1,157,895 shares to Lewis Opportunity Fund LP, and 157,895 shares to LAM Opportunity Fund, Ltd.; (ii) one issuance on February 20, 2007 including 526,316 shares to Judy Krandel; (iii) one issuance on March 31, 2007 to Byron Novasad for 860,000 shares. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

            10.1  Amendment No. 2 to Settlement Agreement and Mutual Release

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

                                        PAID, INC.
                                        Registrant


Date:  May 14, 2007                     /s/ Gregory Rotman
      -----------------                 ----------------------------------------
                                        Gregory Rotman, President


Date:  May 14, 2007                     /s/ Richard Rotman
      -----------------                 ----------------------------------------
                                        Richard Rotman, Chief Financial Officer,
                                        Vice President and Secretary

                                LIST OF EXHIBITS

Exhibit No.   Description
-------------------------

    10.1      Amendment No. 2 to Settlement Agreement and Mutual Release

    31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

    31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

    32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002