Form 10QSB
period 2007-06-30
PAID INC
filed 2007-08-14
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

      As of August 10, 2007, the issuer had outstanding 227,639,380 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                               Yes |_|        No |X|

                                   Paid, Inc.
                                 and Subsidiary
                                   Form 10-QSB
                For the Three and Six Months ended June 30, 2007

                                TABLE OF CONTENTS

Part I - Financial Information

  Item 1.  Financial Statements

               Consolidated Balance Sheets
               June 30, 2007 (unaudited) and December 31, 2006..............3

               Consolidated Statements of Operations
               Three and Six months ended June 30, 2007 and
               2006 (unaudited).............................................4

               Consolidated Statements of Cash Flows
               Six months ended June 30, 2007 and
               2006 (unaudited).............................................5

               Consolidated Statements of Changes in Shareholders' Equity
               Six months ended June 30, 2007
               (unaudited)..................................................6

               Notes to Consolidated Financial Statements
               Six months ended June 30, 2007 and 2006......................7-10

  Item 2.  Management's Discussion and Analysis or
           Plan of Operation................................................11

  Item 3.  Controls and Procedures..........................................15

Part II - Other Information

  Item 1.  Legal Proceedings................................................16

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......16

  Item 3.  Defaults Upon Senior Securities..................................16

  Item 4.  Submission of Matters to a Vote of Security Holders..............16

  Item 5.  Other Information................................................16

  Item 6.  Exhibits.........................................................16

  Signatures................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             PAID, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

                                                                 June 30,        December 31,
                                ASSETS                             2007              2006
                                                                   ----              ----
                                                                (unaudited)       (audited)
Current assets:
    Cash and cash equivalents                                  $    455,530      $    138,326
    Accounts receivable                                              60,484            34,731
    Inventories, net                                              1,194,307         1,181,361
    Deferred expenses                                               112,339                --
    Prepaid expenses                                                213,112            80,975
    Due from employees                                               43,030            32,803
    Other current assets                                              9,073             9,073
                                                               ------------      ------------

       Total current assets                                       2,087,875         1,477,269

Property and equipment, net                                         129,513           191,518
Other intangible assets, net                                         11,298            11,768
                                                               ------------      ------------

Total assets                                                   $  2,228,686      $  1,680,555
                                                               ============      ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes and loans payable                                    $     80,000      $     98,000
    Accounts payable                                                350,606           396,257
    Accrued expenses                                                765,061           915,176
    Deferred revenues                                               453,767                --
                                                               ------------      ------------

       Total current liabilities                                  1,649,434         1,409,433
                                                               ------------      ------------

Commitments and contingencies                                            --                --
                                                               ------------      ------------

Shareholders' equity:
    Common stock, $.001 par value, 350,000,000 shares
     authorized; 226,661,631 and 218,329,910 shares
     issued and outstanding at June 30, 2007 and
     December 31, 2006, respectively                                226,662           218,330
    Additional paid-in capital                                   30,273,132        28,638,897
    Accumulated deficit                                         (29,920,542)      (28,586,105)
                                                               ------------      ------------

       Total shareholders' equity                                   579,252           271,122
                                                               ------------      ------------

Total liabilities and shareholders' equity                     $  2,228,686      $  1,680,555
                                                               ============      ============

           See accompanying notes to consolidated financial statements

                            PAID INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three months        Six months        Three months        Six months
                                                       ended June         ended June         ended June         ended June
                                                        30, 2007           30, 2007           30, 2006           30, 2006
                                                      -------------      -------------      -------------      -------------
Revenues                                              $     843,945      $   1,312,366      $     604,388      $   3,411,229

Cost of revenues                                            516,780            704,172            219,974          2,171,469
                                                      -------------      -------------      -------------      -------------

Gross profit                                                327,165            608,194            384,414          1,239,760
                                                      -------------      -------------      -------------      -------------

Operating expenses:
    Selling, general, and administrative expenses           650,503          1,750,616            834,244          1,780,474
    Web site development costs                               95,683            193,978            118,842            253,242
                                                      -------------      -------------      -------------      -------------

       Total operating expenses                             746,186          1,944,594            953,086          2,033,716
                                                      -------------      -------------      -------------      -------------

Loss from operations                                       (419,021)        (1,336,400)          (568,672)          (793,956)
                                                      -------------      -------------      -------------      -------------

Other income (expense):
    Interest expense                                         (2,076)            (4,339)            17,925             (8,758)
    Other income                                              3,909              6,302                  4                  7
                                                      -------------      -------------      -------------      -------------

       Total other income (expense), net                      1,833              1,963             17,929             (8,751)
                                                      -------------      -------------      -------------      -------------

Loss before income taxes                                   (417,188)        (1,334,437)          (550,743)          (802,707)

Provision for income taxes                                       --                 --                 --                 --
                                                      -------------      -------------      -------------      -------------

Net income (loss)                                     $    (417,188)     $  (1,334,437)     $    (550,743)     $    (802,707)
                                                      =============      =============      =============      =============

Loss per share (basic and diluted)                    $       (0.00)     $       (0.01)     $       (0.00)     $       (0.00)
                                                      =============      =============      =============      =============

    Weighted average shares (basic and diluted)         225,722,300        224,119,103        206,913,261        204,015,368
                                                      =============      =============      =============      =============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                               2007             2006
                                                                               ----             ----

Operating activities:
    Net loss                                                               $(1,334,437)     $  (802,707)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                                           65,722           76,244
        Bad debt expense                                                           250               --
        Issuance of common stock for payment of
           professional and consulting fees                                    702,399          567,218
        Issuance of common stock pursuant to exercise of
          stock options granted to employees for services                      145,230          104,039
        Common stock issued in payment of interest                                  --          137,794
        Changes in assets and liabilities:
          Accounts receivable                                                  (26,003)          10,674
          Inventoriesm, net                                                    (12,946)          51,272
          Deferred expenses                                                   (112,339)         556,250
          Prepaid expense and other current assets                            (142,364)        (112,404)
          Accounts payable                                                     (45,651)          16,224
          Accrued expenses                                                    (134,115)        (200,146)
          Customer refunds payable                                                  --           32,508
          Deferred revenue                                                     453,767       (1,340,583)
                                                                           -----------      -----------

             Net cash (used in) operating activities                          (440,487)        (903,617)
                                                                           -----------      -----------

Investing activities:
    Property and equipment additions                                            (3,247)         (56,457)
                                                                           -----------      -----------

Financing activities:
    Net proceeds (repayments) of notes and loans payable                       (18,000)         150,000
    Proceeds from assignment of call options                                    15,538          181,000
    Proceeds from sale of common stock                                         763,400               --
                                                                           -----------      -----------

             Net cash provided by financing activities                         760,938          331,000
                                                                           -----------      -----------

Net increase (decrease) in cash and cash equivalents                           317,204         (629,074)

Cash and cash equivalents, beginning                                           138,326        1,502,987
                                                                           -----------      -----------

Cash and cash equivalents, ending                                          $   455,530      $   873,913
                                                                           ===========      ===========

                     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:

     Income taxes                                                          $        --      $        --
                                                                           ===========      ===========

     Interest                                                              $     1,121      $     4,107
                                                                           ===========      ===========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2007

                                                               Common stock             Additional
                                                        ----------------------------     Paid-in       Accumulated
                                                            Shares         Amount        Capital         Deficit            Total
                                                        ------------    ------------   ------------    ------------     -----------
Balance, December 31, 2006                               218,329,910    $    218,330   $ 28,638,897    $(28,586,105)    $   271,122

Issuance of common stock pursuant to exercise of stock
     options granted to employees for services               464,348             464        144,766              --         145,230

Issuance of common stock pursuant to exercise of stock
     options granted to professionals and consultants      3,799,477           3,800        698,599              --         702,399

Issuance of common stock                                   4,017,896           4,018        759,382              --         763,400

Common stock issued in connection with acquisition of
     assets of K-sports & Entertainment, LLC                  50,000              50         15,950                          16,000

Proceeds from assignment of call options                          --              --         15,538              --          15,538

Net loss                                                          --              --             --      (1,334,437)     (1,334,437)
                                                        ------------    ------------   ------------    ------------     -----------

Balance, June 30, 2007                                   226,661,631    $    226,662   $ 30,273,132    $(29,920,542)    $   579,252
                                                        ============    ============   ============    ============     ===========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. The reserve for excess/obsolete inventories totaled $200,000 at both June 30, 2007 and December 31, 2006.

Website Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs", which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment." There were no such costs capitalized during the six months ended June 30, 2007, while during the six months ended June 30, 2006 the Company capitalized approximately $49,500 of such costs.

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

Advertising Costs

Advertising costs totaling $31,000 in 2007 and $46,000 in 2006, are charged to expense when incurred.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 27,136,054 shares and 27,165,054 shares at June 30, 2007 and 2006 respectively, have been excluded from the computation of diluted earnings per share because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each year.

Note 2. Notes and Loans Payable

At June 30, 2007 and December 31, 2006 the Company was obligated on short-term demand notes payable totaling $80,000 to a related party. The notes bear interest at 8%. Interest expense charged to operations in connection with these related party notes during each of the six months ended June 30, 2007 and 2006 totaled $3,200. In addition, included in notes and loans payable at December 31, 2006 was an $18,000 non interest bearing loan which was repaid in 2007.

Note 3. Accrued Expenses

At June 30, 2007 and December 31, 2006, accrued expenses are comprised of the following:

                                        2007          2006
                                        ----          ----

Interest                            $   47,400    $   44,201
Payroll and related costs              254,063       268,702
Professional and consulting fees        73,420       115,111
Consignments                           172,782       172,782
Due to K Sports                         14,500        30,500
Commissions                            176,000       266,246
Other                                   26,896        17,634
                                    ----------    ----------
                                    $  765,061    $  915,176
                                    ==========    ==========

Note 4. Common Stock

Call Option Agreement

On May 9, 2005, the Company entered into a Settlement Agreement and Mutual Release with Leslie Rotman ("Seller") to settle all outstanding disputes regarding the value paid and the value received in the 2001 transaction in which Seller, Rotman Collectibles, Inc., and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Rotman Collectibles, Inc., a Massachusetts corporation, was merged into the Company's Delaware subsidiary, now named Rotman Collectibles, Inc. Seller is the mother of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. To settle any possible differences or disputes between the value paid and the value received, Seller delivered 2,000,000 shares of the Company's common stock into escrow on May 6, 2005 (as set forth in the Settlement Agreement and Mutual Release) and granted the Company an option to purchase the shares for $.001 per share. The option is assignable by the Company and, as most recently amended, expires on May 9, 2008. During and 2005 the Company assigned options to purchase 800,000 and 375,000 shares, respectively, of stock from Leslie Rotman to certain individuals in exchange for $331,848 and $96,885. During the six months ended June 30, 2007 the Company assigned options to purchase 50,000 to certain individuals in exchange for $15,538. The proceeds from the assignments of these options were added to the paid in capital of the Company. At June 30, 2007, 775,000 call options remain outstanding.

Warrant

During the year ended December 31, 2005, the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor paid the Company $50,000 as a deposit ("Deposit") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time within one year of the Agreement at $.15 per share. During 2006 the expiration date of the Warrant was extended upon receipt of an additional $50,000 payment. If exercised, $100,000 will be applied as partial payment of the exercise price. If the Warrants are not exercised by June 1, 2008 the deposits will be forfeited. The deposits have been recorded as additions to Paid in Capital.

Share-based Incentive Plan

At June 30, 2007, the Company had stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares currently reserved for issuance is 31,000,000 shares. The options granted have ten-year contractual terms and vest either immediately or annually over a five-year term.

At June 30, 2007, there were 5,492,000 shares available for future grants under the above stock option plans. The weighted average exercise price of options outstanding was $.043 at June 30, 2007. No options were granted during the six months ended June 30, 2007.

All options outstanding at June 30, 2007 are fully vested and exercisable. Information pertaining to options outstanding at June 30, 2007 is as follows:

                               Options Outstanding

                                           Weighted Average
                                        Remaining Contractual
    Exercise Prices   Number of shares           Life          Intrinsic Value
    ---------------   ----------------           ----          ---------------
        $1.62                37,000               2              $        --
          .001               99,054               8                   40,513
          .041           25,000,000               6                9,225,000
                         ----------                              -----------
                         25,136,054                              $ 9,265,513
                         ==========                              ===========

Note 5. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN No. 48"), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based upon the technical merits of the position. As discussed in the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has a valuation allowance against the full amount of its deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets, will not be realized. The implementation of FIN No. 48 had no effect on the Company's financial position or results of operations.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense.

There were no provisions for income taxes for the six months ended June 30, 2007 and 2006 due to the Company's net operating loss and its valuation reserve against deferred income taxes. Tax returns for years beginning after December 31, 2002 remain open for examination by taxing authorities.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

At June 30, 2007 the Company has federal and state net operating loss carry forwards of approximately $24,000,000 and $15,000,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2012, while the federal carry forwards will expire intermittently through 2027.

Note 6. Related party transactions

During the six months ended and 2006 the Company incurred $72,000 of consulting fees paid to Steven Rotman, the father of Greg and Richard Rotman.

Note 7. Commitments

The Company leases office facilities in Boston Massachusetts under a five year lease beginning May 2006 requiring monthly payments of $5,800, plus increases in real estate taxes and operating expenses, through April 2011.

In August 2006 the Company began paying rent, as a tenant at will, to a company in which Steven Rotman, the father of Gregory and Richard Rotman, is a shareholder. Monthly payments under this arrangement of $2,600 began on August 1, 2006.

During the six months ended June 30, 2007 rent expense charged to operations under the above leases totaled $50,000, including $15,000 to the related party.

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

Results of Operations

Three months ended June 30, 2007 to three months ended June 30, 2006

The following discussion compares the Company's results of operations for the three months ended June 30, 2007 with those for the three months ended June 30, 2006. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the three months ended June 30, 2007, revenues were $843,900, 96% of which was attributable to sales of fan club memberships and merchandise related to performing artists. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several performing artists during the remainder of 2007 and into 2008.

The Company's second quarter 2007 revenues represent an increase of approximately $239,600 from 2006 when revenues were $604,400. For the three months ended June 30, 2006, sales of the Company's product were $110,500, or 18% of gross sales, fan experiences, fan club memberships, and related merchandise sales revenues were $433,500, 72% of gross revenues, and sports marketing revenues were $42,700, or 7% of gross revenues.

The principal reasons for the increase in revenues were a $379,000 increase related to tours of performing artists, offset by lower revenues related to sports marketing services of $42,700 and lower sales of Company owned product of approximately $102,800 from the same period in 2006. The increase in revenues related to tours of performing artists is attributable to the fact that the Company's artists were on tour for only a portion of the second quarter of 2006. At June 30, 2007 the Company had $453,800 of deferred revenues related to tours to continue during the remainder of 2007. Gross loss from Company-owned product for the three months ended June 30, 2007 was $19,000, $31,000 less than in 2006.

Operating Expenses. Total operating expenses for the three months ended June 30, 2007 were $746,200 compared to $953,100 in 2006, a decrease of $206,900.

Sales, general and administrative ("SG&A") expenses for the three months ended June 30, 2007 were $650,500, compared to $834,200 for the three months ended June 30, 2006. The decrease of $183,700 in SG&A costs includes decreases in consulting fees of $152,200 and payroll and related costs of $85,800, offset by increases in rents of $23,700, and travel of $30,400. The travel increase is principally attributable to the fact that there were artists touring for longer periods during the second quarter of 2007 than during the same period on 2006.

Costs associated with planning, maintaining and operating our web sites for the three months ended June 30, 2007 decreased by $23,200 from 2006. This decrease is due primarily to a decrease in consulting costs of $19,000.

Interest Expense. For the three months ended June 30, 2007, the Company incurred approximately $2,100 of interest charges compared to a recovery of interest charges of $17,900 in 2006, an increase of $20,000. The change in expense is primarily attributable to a settlement in 2006 with Augustine Fund L.P. with respect to amounts owed in connection with interest on the convertible debt.

Net Loss. The Company realized a net loss for the three months ended June 30, 2007 of $417,200 compared to a net loss of $550,700 for the three months ended June 30, 2006. The 2007 and 2006 losses each represented less than $.01 per share.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Six months ended June 30, 2007 to six months ended June 30, 2006

The following discussion compares the Company's results of operations for the six months ended June 30, 2007 with those for the six months ended June 30, 2006. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the six months ended June 30, 2007, revenues were $1,312,400, 89% of which was attributable to sales of fan club memberships and merchandise related to performing artists. Sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations represented 4% of revenues, sports marketing revenues represented 3% of revenues and other revenues represented 4% of gross revenues. Gross sales of the Company's own product were $55,600. Fan club membership and related merchandise sales revenues were $1,172,500, and sports marketing revenues were $35,800. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several performing artists during the remainder of 2007 and into 2008. During the six months ended June 30, 2007 the Company generated $453,800 of deferred revenues related to artist's tours to continue during the remainder of 2007.

The Company's revenues for the first half of 2007 represent a decrease of approximately $2,098,800 from 2006 when revenues were $3,411,200. For the six months ended June 30, 2006, sales of the Company's product were $175,400, or 5% of gross sales, fan experiences, fan club memberships, and related merchandise sales revenues were $3,081,000, 90% of gross revenues, sports marketing revenues were $131,800, or 4% of gross revenues.

The reason for the decrease in revenues was a $1,908,500 decrease related to the tours of performing artists, lower revenues related to sports marketing services of $96,100 and lower sales of Company owned product of approximately $119,900 from the same period in 2006. The decrease in revenues related to tours of performing artists is attributable to the fact that fewer of the Company's artists were on tour during the first half of 2007 and those that were on tour began their tours during the second quarter. During the six months ended June 30, 2007 the Company generated $453,800 of deferred revenues related to tours to continue during the remainder of 2007. Gross profit from Company owned product sales for the six months ended June 30, 2007 was approximately $40,300, approximately the same as in 2006.

Operating Expenses. Total operating expenses for the six months ended June 30, 2007 were $1,944,600 compared to $2,033,700 in 2006, a decrease of $89,100.

Sales, general and administrative ("SG&A") expenses for the six months ended June 30, 2007 were $1,750,600, compared to $1,780,500 for the six months ended June 30, 2006. The decrease of $29,900 in SG&A costs includes decreases in payroll and related costs of $34,400, credit card commissions of $20,600, postage and shipping costs of $68,500, advertising of $15,900, and depreciation and amortization of $12,600, offset by increases in professional fees of $118,900, rents of $32,500, and travel of $25,300. The credit card commissions and postage and shipping decreases are all principally attributable to lower level of artists' touring activities during 2007.

Costs associated with planning, maintaining and operating our web sites for the six months ended June 30, 2007 decreased by $59,300 from 2006. This decrease is due primarily to a decrease in consulting costs of $108,100, offset by $49,500 fewer web site development costs being capitalized in 2007 than in 2006.

Interest Expense. For the six months ended June 30, 2007, the Company incurred approximately $4,300 of interest charges compared to interest charges of $8,800 in 2006, a decrease of $4,400. This decrease is attributable to lower balances of interest bearing debt in 2007.

Net Loss. The Company realized a net loss for the six months ended June 30, 2007 of $1,334,400 compared to a net loss of $802,700 for the six months ended June 30, 2006. The 2007 loss represents $.01 per share while in 2006 the loss represented less than $.01 per share.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

At June 30, 2007, total assets of the Company were $2,228,700 compared to $1,680,600 at December 31, 2006. The increase was primarily due to higher cash balances generated from the issuance of common stock and deferred revenues related to fan experiences scheduled after June 30, 2007.

Operating Cash Flows

A summarized reconciliation of the Company's net losses to cash used in operating activities for the six months ended June 30, 2007 compared to June 30, 2006, is as follows:

                                                                            2007            2006
                                                                            ----            ----
Net loss                                                                $(1,334,400)    $  (802,700)
Depreciation and amortization                                                65,700          76,200
Common stock issued in payment of services                                  847,600         671,300
Common stock issued in payment of interest                                       --         137,800
Net current assets and liabilities associated with advance ticketing        453,800        (751,800)
Changes in current assets and liabilities                                  (365,900)       (234,400)
                                                                        -----------     -----------

                                                                        $  (333,200)    $  (903,600)
Net cash used in operating activities                                    ==========       =========

Working Capital and Liquidity

The Company had cash and cash equivalents of $455,500 at June 30, 2007, compared to $138,300 at December 31, 2006. The Company had $438,400 of working capital at June 30, 2007 compared to $67,800 at December 31, 2006. At June 30, 2007 current liabilities were $1,649,400 compared to $1,409,400 at December 31, 2006. Current liabilities increased at June 30, 2007 compared to December 31, 2006 primarily due to deferred revenues of $453,700 associated with events scheduled to commence during the third and fourth quarters of 2007 offset by lower accrued commissions.

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2006. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits during the remainder of 2007, and into 2008, from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. In addition, "AuctionInc" which hosts a suite of management tools and enhanced shipping calculator solutions for small ecommerce enterprises, sales of movie posters, both from inventory and on consignment, and web hosting are expected to increase revenues and result in higher total gross profit. Subject to the discussion below, management believes that the Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options, expiring on May 9, 2008, for approximately 775,000 shares of common stock, which, once assigned by the Company, will generate between $70,000 and $412,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. However, there can be no assurance that assignment of the call options can be concluded on reasonably acceptable terms. If assignments are not made, management may need to seek alternative sources of capital to support operations.

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

      None

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

                                       PAID, INC.
                                       Registrant


Date:   August 14, 2007                /s/ Gregory Rotman
      ------------------               -----------------------------------------
                                       Gregory Rotman, President


Date:   August 14, 2007                /s/ Richard Rotman
      ------------------               -----------------------------------------
                                       Richard Rotman, Chief Financial Officer,
                                       Vice President and Secretary

                                LIST OF EXHIBITS

  Exhibit No.       Description
  -----------       -----------

      31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

      31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

      32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002