Form 10QSB
period 2007-09-30
PAID INC
filed 2007-11-14
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

      As of November 12, 2007, the issuer had outstanding 229,568,470 shares of its Common Stock, par value $.001 per share.

                  Transitional Small Business Disclosure Format

                              Yes |_|        No |X|

                                   Paid, Inc.
                                 and Subsidiary
                                   Form 10-QSB
             For the Three and Nine Months ended September 30, 2007

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1.  Financial Statements

                 Consolidated Balance Sheets
                 September 30, 2007 (unaudited) and December 31, 2006.......3

                 Consolidated Statements of Operations
                 Three and Nine months ended September 30, 2007 and
                 2006 (unaudited)...........................................4

                 Consolidated Statements of Cash Flows
                 Nine months ended September 30, 2007 and
                 2006 (unaudited)...........................................5

                 Consolidated Statement of Changes in Shareholders' Equity Nine months ended September 30, 2007
                 (unaudited)................................................6

                 Notes to Consolidated Financial Statements.................7-11

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation.............................................12

     Item 3.  Controls and Procedures.......................................16

Part II - Other Information

    Item 1.  Legal Proceedings..............................................16

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ...16

    Item 3.  Defaults Upon Senior Securities................................16

    Item 4.  Submission of Matters to a Vote of Security Holders............17

    Item 5.  Other Information .............................................17

    Item 6.  Exhibits ......................................................17

    Signatures..............................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PAID, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,      December 31,
                                      ASSETS                            2007               2006
                                                                        ----               ----
                                                                     (unaudited)         (audited)
Current assets:
    Cash and cash equivalents                                       $    641,159       $    138,326
    Accounts receivable                                                   18,693             34,731
    Inventories, net                                                   1,162,790          1,181,361
    Prepaid expenses                                                     204,519             80,975
    Due from employees                                                    46,343             32,803
    Other current assets                                                   9,073              9,073
                                                                    ------------       ------------

       Total current assets                                            2,082,577          1,477,269

Property and equipment, net                                              104,228            191,518
Other intangible asset, net                                               11,063             11,768
                                                                    ------------       ------------

Total assets                                                        $  2,197,868       $  1,680,555
                                                                    ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes and loans payable                                         $    580,000       $     98,000
    Accounts payable                                                     346,503            396,257
    Accrued expenses                                                     748,565            915,176
    Deferred revenues                                                      8,241                 --
                                                                    ------------       ------------

       Total current liabilities                                       1,683,309          1,409,433
                                                                    ------------       ------------

Commitments and contingencies                                                 --                 --
                                                                    ------------       ------------

Shareholders' equity:
    Common stock, $.001 par value, 350,000,000 shares
     authorized; 228,523,182 and 218,329,910 shares
     issued and outstanding at September 30, 2007 and
     December 31, 2006, respectively                                     228,523            218,330
    Additional paid-in capital                                        30,649,184         28,638,897
    Accumulated deficit                                              (30,363,148)       (28,586,105)
                                                                    ------------       ------------

       Total shareholders' equity                                        514,559            271,122
                                                                    ------------       ------------

Total liabilities and shareholders' equity                          $  2,197,868       $  1,680,555
                                                                    ============       ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three months        Three months       Nine months        Nine months
                                                          ended               ended             ended              ended
                                                        September           September         September          September
                                                        30, 2007            30, 2006          30, 2007           30, 2006
                                                      -------------      -------------      -------------      -------------
Revenues                                              $   1,586,602      $   1,499,154      $   2,898,968      $   4,910,383

Cost of revenues                                          1,006,081          1,048,913          1,710,253          3,220,384
                                                      -------------      -------------      -------------      -------------

Gross profit                                                580,521            450,241          1,188,715          1,689,999
                                                      -------------      -------------      -------------      -------------

Operating expenses:
    Selling, general, and administrative expenses           911,970            942,920          2,662,586          2,723,393
    Web site development costs                              114,607            153,400            308,585            406,642
                                                      -------------      -------------      -------------      -------------

       Total operating expenses                           1,026,577          1,096,320          2,971,171          3,130,035
                                                      -------------      -------------      -------------      -------------

Loss from operations                                       (446,056)          (646,079)        (1,782,456)        (1,440,036)
                                                      -------------      -------------      -------------      -------------

Other income (expense):
    Interest expense                                         (1,871)            (6,628)            (6,210)           (15,386)
    Other income                                              5,321              5,351             11,623              5,360
                                                      -------------      -------------      -------------      -------------

       Total other income (expense), net                      3,450             (1,277)             5,413            (10,026)
                                                      -------------      -------------      -------------      -------------

Loss before income taxes                                   (442,606)          (647,356)        (1,777,043)        (1,450,062)

Provision for income taxes                                       --                 --                 --                 --
                                                      -------------      -------------      -------------      -------------

Net loss                                              $    (442,606)     $    (647,356)     $  (1,777,043)     $  (1,450,062)
                                                      =============      =============      =============      =============

Loss per share (basic and diluted)                    $       (0.00)     $       (0.00)     $       (0.01)     $       (0.01)
                                                      =============      =============      =============      =============

    Weighted average shares (basic and diluted)         227,655,800        215,893,397        225,307,315        208,018,220
                                                      =============      =============      =============      =============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                              2007                2006
                                                                              ----                ----
Operating activities:
    Net loss                                                             $ (1,777,043)        $ (1,450,062)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                                          97,301              115,621
        Bad debt expense                                                          250                   --
        Issuance of common stock for payment of
           professional and consulting fees                                 1,012,044              748,425
        Issuance of common stock pursuant to exercise of
          stock options granted to employees for services                     176,999              212,437
        Common stock issued in payment of interest                                 --              137,794
        Changes in assets and liabilities:
          Accounts receivable                                                  15,788               39,837
          Inventories, net                                                     18,571              (39,864)
          Deferred expenses                                                        --               76,234
          Prepaid expense and other current assets                           (135,584)             (73,305)
          Accounts payable                                                    (49,754)              15,209
          Accrued expenses                                                   (136,111)            (166,030)
          Deferred revenue                                                      8,241             (578,545)
                                                                         ------------         ------------

             Net cash (used in) operating activities                         (769,298)            (962,249)
                                                                         ------------         ------------

Investing activities:
    Property and equipment additions                                           (9,306)             (60,773)
                                                                         ------------         ------------

Financing activities:
    Net proceeds (repayments) of notes and loans payable                      482,000              (50,000)
    Proceeds from assignment of call options                                   15,537              283,000
    Proceeds from exercise of stock options                                    20,500                   --
    Proceeds from sale of common stock                                        763,400                   --
                                                                         ------------         ------------

             Net cash provided by financing activities                      1,281,437              233,000
                                                                         ------------         ------------

Net increase (decrease) in cash and cash equivalents                          502,833             (790,022)

Cash and cash equivalents, beginning                                          138,326            1,502,987
                                                                         ------------         ------------

Cash and cash equivalents, ending                                        $    641,159         $    712,965
                                                                         ============         ============

                           SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

    Income taxes                                                         $         --         $         --
                                                                         ============         ============

    Interest                                                             $      1,357         $      6,458
                                                                         ============         ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                                  Common stock           Additional
                                                          ---------------------------      Paid-in     Accumulated
                                                             Shares         Amount         Capital        Deficit          Total
                                                          ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2006                                 218,329,910   $    218,330   $ 28,638,897   $(28,586,105)   $    271,122

Issuance of common stock pursuant to exercise of stock
   options granted to employees for services                   559,077            559        176,440             --         176,999

Issuance of common stock pursuant to exercise of stock
   options granted to professionals and consultants          5,016,299          5,016      1,007,028             --       1,012,044

Issuance of common stock                                     4,017,896          4,018        759,382             --         763,400

Options exercised                                              500,000            500         20,000             --          20,500

Common stock issued in connection with acquisition of
   assets of K-sports & Entertainment, LLC                     100,000            100         31,900             --          32,000

Proceeds from assignment of call options                            --             --         15,537             --          15,537

Net loss                                                            --             --             --     (1,777,043)     (1,777,043)
                                                          ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2007                                228,523,182   $    228,523   $ 30,649,184   $(30,363,148)   $    514,559
                                                          ============   ============   ============   ============    ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2007 AND 2006

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. The reserve for excess/obsolete inventories totaled $200,000 at both September 30, 2007 and December 31, 2006.

Website Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs", which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment." There were no such costs capitalized during the nine months ended September 30, 2007, while during the nine months ended September 30, 2006 the Company capitalized approximately $50,000 of such costs.

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

Advertising Costs

Advertising costs, totaling $39,000 in 2007 and $59,000 in 2006, are charged to expense when incurred.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potentially dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 26,886,054 shares and 27,165,054 shares at September 30, 2007 and 2006 respectively, have been excluded from the computation of diluted earnings per share because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each period.

Note 2. Notes and Loans Payable

At September 30, 2007 and December 31, 2006 the Company was obligated on short-term demand notes payable to a related party totaling $80,000. The notes bear interest at 8%. Interest expense charged to operations in connection with these related party notes during each of the nine months ended September 30, 2007 and 2006 totaled $4,900. In addition, included in notes and loans payable at September 30, 2007 and December 31, 2006 were $500,000 and $18,000, respectively, of non interest bearing loans.

Note 3. Accrued Expenses

At September 30, 2007 and December 31, 2006, accrued expenses are comprised of the following:

                                                          2007             2006
                                                          ----             ----
Interest                                                $ 49,054        $ 44,201
Payroll and related costs                                239,062         268,702
Professional and consulting fees                         149,605         115,111
Consignments                                             172,782         172,782
Due to K Sports                                               --          30,500
Commissions                                              108,415         266,246
Other                                                     29,647          17,634
                                                        --------        --------
                                                        $748,565        $915,176
                                                        ========        ========

Note 4. Common Stock

Call Option Agreement

On May 9, 2005, the Company entered into a Settlement Agreement and Mutual Release with Leslie Rotman ("Seller") to settle all outstanding disputes regarding the value paid and the value received in the 2001 transaction in which Seller, Rotman Collectibles, Inc., and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Rotman Collectibles, Inc., a Massachusetts corporation, was merged into the Company's Delaware subsidiary, now named Rotman Collectibles, Inc. Seller is the mother of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. To settle any possible differences or disputes between the value paid and the value received, Seller delivered 2,000,000 shares of the Company's common stock into escrow on May 6, 2005 (as set forth in the Settlement Agreement and Mutual Release) and granted the Company an option to purchase the shares for $.001 per share. The option is assignable by the Company and, as most recently amended, expires on May 9, 2008. During 2006 and 2005 the Company assigned options to purchase 800,000 and 375,000 shares, respectively, of stock from Leslie Rotman to certain individuals in exchange for approximately $331,800 and $96,900. During the nine months ended September 30, 2007 the Company assigned options to purchase 50,000 to certain individuals in exchange for approximately $15,500. The proceeds from the assignments of these options were added to the paid in capital of the Company. At September 30, 2007, 775,000 call options remain outstanding.

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

Share-based Incentive Plan

At September 30, 2007, the Company had stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares currently reserved for issuance is 31,000,000 shares. The options granted have ten-year contractual terms and vest either immediately or annually over a five-year term.

At September 30, 2007, there were 5,492,000 shares available for future grants under the above stock option plans. The weighted average exercise price of options outstanding was $.044 at September 30, 2007. No options were granted during the nine months ended September 30, 2007, while options for 500,000 at $.041 were exercised during that period. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $179,500.

All options outstanding at September 30, 2007 are fully vested and exercisable. Information pertaining to options outstanding at September 30, 2007 is as follows:

                               Options Outstanding

                                             Weighted Average
                                          Remaining Contractual
     Exercise Prices   Number of shares            Life          Intrinsic Value
     ---------------   ----------------            ----          ---------------
          $ .001              99,054                 8             $    44,475
            .041          24,500,000                 6              10,020,500
            1.62              37,000                 2                      --
                          ----------                               -----------
                          24,636,054                               $10,064,975
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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense. State and Federal tax returns for years beginning after December 31, 2003 remain open for examination by the taxing authorities.

There were no provisions for income taxes for the nine months ended September 30, 2007 and 2006 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

At September 30, 2007 the Company has federal and state net operating loss carry forwards of approximately $23,100,000 and $15,400,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2012, while the federal carry forwards will expire intermittently through 2027.

Note 6. Related party transactions

During the nine months ended September 30, 2007 and 2006 the Company incurred $144,000 and 86,000 of consulting fees paid to Steven Rotman, the father of Greg and Richard Rotman.

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

During the nine months ended September 30, 2007 rent expense charged to operations under the above leases totaled $75,000, including $23,000 to the related party.

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

Results of Operations

Three months ended September 30, 2007 to three months ended September 30, 2006

The following discussion compares the Company's results of operations for the three months ended September 30, 2007 with those for the three months ended September 30, 2006. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the three months ended September 30, 2007, revenues were $1,586,600, 96% of which was attributable to sales of fan club memberships and merchandise related to performing artists.

Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several performing artists during into 2008.

The Company's third quarter 2007 revenues represent an increase of approximately $87,400 from 2006 when revenues were $1,499,200. For the three months ended September 30, 2006, sales of the Company's product were $118,700, or 8% of gross sales, fan experiences, fan club memberships, and related merchandise sales revenues were $1,338,300, 89% of gross revenues, sports marketing revenues were $38,000, or 3% of gross revenues. Gross profit from Company owned product for the three months ended September 30, 2007 was approximately $47,400, a $24,500 decrease from the same period in 2006.

The principal reasons for the increase in revenues were a $188,800 increase related to tours of performing artists, offset by lower revenues related to sports marketing services of $37,900 and lower sales of Company owned product of approximately $77,300 from the same period in 2006. The increase in revenues related to tours of performing artists is attributable to higher tour activity in the 2007 quarter. At September 30, 2007 the Company had very little deferred revenues related to tours to continue during the remainder of 2007.

Operating Expenses. Total operating expenses for the three months ended September 30, 2007 were $1,026,600 compared to $1,096,300 in 2006, a decrease of $69,700.

Sales, general and administrative ("SG&A") expenses for the three months ended September 30, 2007 were $912,000, compared to $942,900 for the three months ended September 30, 2006. The decrease of $30,900 in SG&A costs includes decreases in payroll and related costs of $128,700, offset by increases in professional and consulting fees of $111,200.

Costs associated with planning, maintaining and operating our web sites for the three months ended September 30, 2007 decreased by $38,800 from 2006. This decrease is due primarily to decreases in consulting and computer expenses.

Interest Expense. For the three months ended September 30, 2007, the Company incurred approximately $1,900 of interest charges compared to interest charges of $6,600 in 2006, a decrease of $4,800. The decrease is attributable to lower borrowing levels in 2007.

Net Loss. The Company realized a net loss for the three months ended September 30, 2007 of $442,600 compared to a net loss of $647,400 for the three months ended September 30, 2006. The 2007 and 2006 losses each represented less than $.01 per share.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Nine months ended September 30, 2007 to nine months ended September 30, 2006

The following discussion compares the Company's results of operations for the nine months ended September 30, 2007 with those for the nine months ended September 30, 2006. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the nine months ended September 30, 2007, revenues were $2,899,000, 93% of which was attributable to sales of fan club memberships and merchandise related to performing artists. Sales of the Company's own product and fees from buyers and sellers through the Rotman Auction operations represented 3% of revenues, sports marketing revenues represented 1% of revenues and other revenues represented 3% of gross revenues. Gross sales of the Company's own product were $97,000. Fan club membership and related merchandise sales revenues were $2,698,600, and sports marketing revenues were $35,800. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several performing artists during 2008. During the nine months ended September 30, 2007 the Company generated $8,200 of deferred revenues related to artist's tours to continue during the remainder of 2007.

The Company's revenues for the first nine months of 2007 represent a decrease of approximately $2,011,400 from 2006 when revenues were $4,910,400. For the nine months ended September 30, 2006, sales of the Company's product were $294,100, or 6% of gross sales, fan experiences, fan club memberships, and related merchandise sales revenues were $4,419,400, 90% of gross revenues, sports marketing revenues were $169,800, or 3% of gross revenues.

The reason for the decrease in revenues was a $1,720,800 decrease related to the tours of performing artists, lower revenues related to sports marketing services of $134,000 and lower sales of Company owned product of approximately $197,200 from the same period in 2006. The decrease in revenues related to tours of performing artists is attributable to lower U.S. tour activity in the 2007 quarter. Gross profit from Company owned product sales for the nine months ended September 30, 2007 was approximately $87,700, $24,100 less than the same period in 2006.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2007 were $2,971,200 compared to $3,130,000 in 2006, a decrease of $158,900.

Sales, general and administrative ("SG&A") expenses for the nine months ended September 30, 2007 were $2,662,600, compared to $2,723,400 for the nine months ended September 30, 2006. The decrease of $60,800 in SG&A costs includes decreases in payroll and related costs of $163,100, credit card commissions of $32,700, postage and shipping costs of $74,500, advertising of $19,300, and depreciation and amortization of $20,400, offset by increases in professional and consulting fees of $230,100, rents of $34,000, and travel of $16,200. The credit card commissions and postage and shipping decreases are all principally attributable to lower level of artists' touring activities during 2007.

Costs associated with planning, maintaining and operating our web sites for the nine months ended September 30, 2007 decreased by $98,100 from 2006. This decrease is due primarily to a decrease in consulting costs of $131,200 and computer expenses of $19,400, offset by $49,500 fewer web site development costs being capitalized in 2007 than in 2006.

Interest Expense. For the nine months ended September 30, 2007, the Company incurred approximately $6,200 of interest charges compared to interest charges of $15,400 in 2006, a decrease of $9,200. This decrease is attributable to lower balances of interest bearing debt in 2007.

Net Loss. The Company realized a net loss for the nine months ended September 30, 2007 of $1,777,000 compared to a net loss of $1,450,100 for the nine months ended September 30, 2006. Both losses represent $.01 per share.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

At September 30, 2007, total assets of the Company were $2,198,000 compared to $1,681,000 at December 31, 2006. The increase was primarily due to higher cash balances generated from the issuance of short term debt.

Operating Cash Flows

A summarized reconciliation of the Company's net losses to cash used in operating activities for the nine months ended September 30, 2007 compared to September 30, 2006, is as follows:

                                                                             2007             2006
                                                                             ----             ----
Net loss                                                                 $(1,777,000)     $(1,450,100)
Depreciation and amortization                                                 97,300          115,600
Common stock issued in payment of services                                 1,189,000          960,900
Common stock issued in payment of interest                                        --          137,800
Net current assets and liabilities associated with advance ticketing           8,200         (502,300)
Changes in current assets and liabilities                                   (286,800)        (224,100)
                                                                         -----------      -----------

Net cash used in operating activities                                    $  (769,300)     $  (962,200)
                                                                         ===========      ===========

Working Capital and Liquidity

The Company had cash and cash equivalents of $641,200 at September 30, 2007, compared to $138,300 at December 31, 2006. The Company had $399,300 of working capital at September 30, 2007 compared to $67,800 at December 31, 2006. At September 30, 2007 current liabilities were $1,683,300 compared to $1,409,400 at December 31, 2006. Current liabilities increased at September 30, 2007 compared to December 31, 2006 primarily due to a $482,000 increase in short term debt offset by lower accounts payable and accrued expenses.

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2006. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits during 2008, from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. In addition, "AuctionInc" which hosts a suite of management tools and enhanced shipping calculator solutions for small e-commerce enterprises, sales of movie posters, both from inventory and on consignment, and web hosting are expected to increase revenues and result in higher total gross profit. Subject to the discussion below, management believes that the Company has sufficient cash commitments to fund operations during the next 12 months. These commitments include call options, expiring on May 9, 2008, for approximately 775,000 shares of common stock, which, once assigned by the Company, will generate between $126,000 and $412,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. However, there can be no assurance that assignment of the call options can be concluded on reasonably acceptable terms. If assignments are not made, management may need to seek alternative sources of capital to support operations.

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

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      In each of the second and third quarters of 2007, the Company paid to Kristen Kuliga 50,000 shares of common stock, for an aggregate of 100,000 shares, at $.32 per share, as final payment of $32,000 in connection with the Company's acquisition of K Sports & Entertainment LLC. The issuance of the securities is exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

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

                                        PAID, INC.
                                        Registrant


Date:   November 13 , 2007              /s/ Gregory Rotman
      ---------------------             ----------------------------------------
                                        Gregory Rotman, President


Date:   November 13, 2007               /s/ Richard Rotman
      ---------------------             ----------------------------------------
                                        Richard Rotman, Chief Financial Officer,
                                        Vice President and Secretary

                                LIST OF EXHIBITS

Exhibit No.     Description
-----------     -----------

   31.1         CEO Certification required under Section 302 of Sarbanes-Oxley
                Act of 2002

   31.2         CFO Certification required under Section 302 of Sarbanes-Oxley
                Act of 2002

   32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002