Form 10KSB
period 2007-12-31
PAID INC
filed 2008-03-31
CIK 1017655

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2007

                           Commission File No. 0-28720

                                   PAID, INC.
                                   ----------

                 (Name of Small Business Issuer in its Charter)

                     Delaware                         73-1479833
       ---------------------------------   ------------------------------------
          (State or Other Jurisdiction     (I.R.S. Employer Identification No.)
       of Incorporation or Organization)

                4 Brussels Street, Worcester, Massachusetts 01610
                -------------------------------------------------

               (Address of Principal Executive Offices)(Zip Code)

                                 (508) 791-6710
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                         ------------------------------

                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

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

                                 Yes [ ]  No [X]

State Issuer's revenues for its most recent fiscal year: $3,383,294.

The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 21, 2008 was approximately $49,112,928 based upon the closing price of $.23 per share on March 20, 2008.

As of March 21, 2008, the issuer had outstanding 235,525,700 shares of its Common Stock, par value of $0.001, its only class of voting securities.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                                     PART I

Item 1.       Description of Business ..................................      2
Item 2.       Description of Property ..................................      8
Item 3.       Legal Proceedings ........................................      8
Item 4.       Submission of Matters to a Vote of Security Holders ......      8

                                     PART II

Item 5.       Market for Common Equity, Related Stockholder Matters and
              Small Business Issuer Purchases of Equity Securities .....      8
Item 6.       Management's Discussion and Analysis or Plan of
              Operation ................................................     10
Item 7.       Financial Statements .....................................     13
Item 8.       Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure ......................     14
Item 8A(T).   Controls and Procedures ..................................     14
Item 8B.      Other Information ........................................     15

                                    PART III

Item 9.       Directors, Executive Officers, Promoters, Control Persons
              and Corporate Governance; Compliance with Section 16(a) of
              the Exchange Act .........................................     15
Item 10.      Executive Compensation ...................................     17
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters ...............     18
Item 12.      Certain Relationships and Related Transactions, and
              Director Independence ....................................     19
Item 13.      Exhibits .................................................     20
Item 14.      Principal Accountant Fees and Services ...................     21

Signatures    ..........................................................     22

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

      Whether actual results will conform to our expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the risks and uncertainties discussed in this Annual Report; general economic, market, or business conditions; the opportunities that may be presented to and pursued by us; competitive actions by other companies; changes in laws or regulations; and other circumstances, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise. Readers are urged to review carefully and to consider the various disclosures made by Paid, Inc. in this Annual Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

                                     PART I.

      Item 1. Description of Business.

      Paid, Inc. (the "Company") was incorporated in Delaware as Rose International Ltd. on August 9, 1995. The Company's main web address is located at www.paid.com, which offers updated information on various aspects of our operations. Information contained in the Company's website shall not be deemed to be a part of this Annual Report. The Company's principal executive offices are located at 4 Brussels Street, Worcester, Massachusetts 01610, and the Company's telephone number is (508) 791-6710.

                              BUSINESS

Our Business

      The Company's primary focus is to provide businesses and clients with marketing, management, merchandising, auction management, website hosting, and authentication services for the entertainment, sports and collectible industries. We offer entertainers and athletes official web sites and fan-club services including e-commerce, VIP ticketing, fan club management, fan experiences, storefronts, articles, polls, message boards, contests, biographies and custom features. We also sell merchandise for celebrities, through official fan websites, on tour or at retail. Our celebrity services proprietary content management system provides an opportunity for our clients to offer more information, merchandise and experiences to their customers and communities. We provide business management tools for online retailers, through AuctionInc, which is home to our patented shipping calculator and automated auction checkout and order processing system. This system provides the fundamental structure for our celebrity web hosting and development services, and for individuals seeking a professional and interactive presence on the Internet.

      All the sales for our celebrity and entertainment services, other than retail and tour merchandising, are made through the artist's personal website and Paid's proprietary content managed system. A customer interested in a membership, merchandise, fan experience or ticketing would use our system to make purchases, and then depending on the sale, the Company either ships the merchandise, or delivers the fan experience at a concert or other event. The services offered by a client depend upon the client's desire and willingness to offer different initiatives. Not all artists and fan bases are the same and the Company works closely with its different clients to cater to their needs. Our services also include video production, marketing, management, sponsorship, mobile marketing, and website development and management. We provide these services for artists such as Aerosmith, Rockapella, The New Cars, Keith Lockhart, Joey Kramer, DMC, Patti LaBelle, Deep Purple and Return to Forever.

      Other revenue in 2007 was derived primarily from sales of collectibles, and fees from buyers and sellers and sports marketing revenues. The sale of collectibles occurs in various sales channels; retail, online auction, charity auction, online direct sale, and wholesale distribution. Our merchandise consist of sports and non-sports cards, collectibles, Americana, autographed items, and movie memorabilia, among other types of collectibles from the 1800s to the present day. We also maintain a substantial inventory of memorabilia with popular and historical significance which allows customers to directly purchase the memorabilia without the competition from bidders in an auction format. We acquire inventory in the ordinary course of our business from a number of companies and individuals. We also may acquire inventory through acquisition of companies that own collectibles, or through the acquisition of substantially all the assets of a company that holds collectibles.

      To assist with the inventory management and order processing the Company uses the AuctionInc platform for reducing order processing time, increasing sales and improving customer service. The AuctionInc system was originally designed to assist and improve just the Company's sales, but management realized that there was a need for an order management system for individuals and businesses that sell on the Internet, specifically at auction. In 2000 the Company's technology team focused its attention on the core fundamental piece of the system called the Shipping Calculator. The Company realized the potential importance of the calculator and filed for a patent before launching it to the public in April of 2001. The Company obtained a patent on the shipping calculator in January 2008. The product is modular based and continues to develop new tools and products for its customers.

      AuctionInc Software. AuctionInc is a suite of online management tools assisting businesses with e-commerce storefronts, order processing, customer service, shipping solutions, inventory management, and auction processing. The application was designed originally to reduce overhead costs for auction sales, but based on its marketability the Company began to offer the application to other sellers in 2003. A seller's use of the application reduces overhead and labor costs, and through its customer-friendly setup improves customer relations and increases sales.

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

      Paid's Shipping API provides e-Tailers and businesses the ability to integrate a shipping rating, comparison, and packaging engine into existing websites or applications. We provide developers access to a pre-built software module using a well defined data structure and subroutine calls. The shipping API enhances shipping calculation functionality with a quick and easy integration into existing products.

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

State of Viral Communities on the Internet

      The massive growth of online communities over the past decade has reached viral proportions. Internet communities are built revolving around ideas, music, individuals, artists, writers, or any tangible or intangible entity, and new content can be distributed within minutes of exposure. Artists can announce tours or other news, sell premium tickets to fan club members, sell merchandise, and other fan experiences. Viral communities and viral marketing are a phenomenon that web users are embracing with vigor. As traffic and communities continue to grow, more services will be required to sustain the appetite of these users.

Business Strategy

      During 2007 we experienced continued expansion of our celebrity web-hosting and fan club and membership programs. We believe there will be an increase in online communities that will create an opportunity for more celebrity web-hosting and fan club services. It is our view that our services and programs will become more desirable as these communities grow. Our proprietary system was built to handle news, events, ticketing, fan experiences, e-commerce, authentication, charity auctions, chat, video editing, music streaming, mobile services, downloads and forums.

      Our goal for our celebrity services is to build the best communication and quality services that provide unparalleled opportunities for viral communities, celebrities and their fans. This goal can be accomplished by implementing the following strategy:

   o Increase the number of celebrity services clients and programs we offer to capitalize on internet communities. Provide high quality services and continued impeccable customer and fulfillment services building on our solid reputation.

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

      Promoting and marketing Paid's celebrity services will continue by using various mediums of marketing; "adword" campaigns, traditional print methods, and industry trade shows. However, as our celebrity services continue to gain exposure, we have had substantial opportunity to grow our business through referrals. Networking and referral business is a large portion of sales and marketing for these types of services. As we market and promote our celebrity services, we also will be supporting our proprietary content management system and our shipping calculator products.

      The Company will continue to market AuctionInc throughout 2008. In the past, representatives of the Company attended trade shows, events and conferences to analyze the potential for AuctionInc and to narrow the Company's marketing base. Based on experience with existing partnerships that promote AuctionInc, the Company believes that creating partnerships is an effective marketing tool to promote and encourage new registrations. The Company will continue to seek new partnerships. The Company may promote the AuctionInc product line in trade publications to reach small and midsize companies.

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

Revenue Sources

      In 2007, 93% of our revenues were derived from our celebrity services, fan club management, and ticketing and fan experiences. We also generated retail revenues from the sale of autographed merchandise and collectibles. Adding to these revenues were marketing opportunities for athletes and celebrity clients.

      As additional services, we currently provide web hosting services. To date, we have generated minimal revenues from these services, but if the awareness of the AuctionInc product line increases, we will be able to increase our advertising and marketing efforts, which we expect will generate revenue and may attract more visitors that will utilize these services on our site. In addition to web hosting, we expect to increase revenues through the development and design of third party websites.

      Although we expect that this revenue model will generate increased revenue, if we are not successful in implementing this model, if the entertainment industry and fans do not accept the services we provide, if costs are higher than anticipated, or if revenues do not increase as rapidly as anticipated, we may not be able to continue positive cash flow. There are a number of factors that may impact our plans and inhibit our success. See "Risk Factors" included as Exhibit 99. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Competition

      Electronic content management, fan club membership and fan experiences and ticketing services, are relatively new and growing industries. This industry has several hurdles for new companies; building a strong reputation, proficient operational skills in customer service and fulfillment, and gaining a client base. While these are big hurdles and present a strong barrier to entry, they are not insurmountable. There are several competitors in this industry like Live Nation, Music Today, UltraStar, and FanAsylum, each of whom offer unique solutions and services. There are other indirect competitors who deal in just merchandising or electronic memberships, but these companies serve a different customer base.

      The electronic commerce market is relatively new, rapidly evolving and intensely competitive. Furthermore, we expect competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at relatively low cost using commercially available software.

      There can be no assurance that we can maintain our competitive position against potential competitors, especially those with greater financial, marketing, customer support, technical and other resources than us. Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could materially and adversely affect our business, results of operations and financial condition.

Intellectual Property

      Our web hosting software program, AuctionInc software suite, is proprietary. We received a patent related to AIShip in January 2008. We do not have any other patents for our designs or innovations and we may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology. To protect our interest in our intellectual property, we restrict access by others to our proprietary software. In addition, we have federally registered the "Paid" marks.

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

Employees

      The Company currently employs 25 personnel, 20 of whom are employed full time. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Subsidiaries

      Effective December 2007, the Company merged its only subsidiary, Rotman Collectibles, Inc., into it. The Company currently has no subsidiaries.

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

      Item 3. Legal Proceedings.

      In Parshall v. Paid, Inc., Paul L. Parshall filed a lawsuit against the Company in the Court of Common Pleas of Franklin County, Ohio on October 3, 2006. Mr. Parshall claims to be the owner of 423,415 shares represented by Stock Certificate Number 01123. According to the Company's transfer agent, the Company's stock records show that Stock Certificate Number 01123 was cancelled on May 15, 1997. Mr. Parshall was affiliated with a previous transfer agent of the Company. The Company filed a motion to dismiss based on lack of personal jurisdiction through its Ohio counsel. The Court of Common Pleas granted the Company's motion to dismiss on November 7, 2007. The order to dismiss is now on appeal before the Ohio Court of Appeals, Tenth Appellate District, Franklin County, Ohio. Mr. Parshall requests damages equal to the market value of the shares and for any loss for not recognizing the shares. The Company disputes Mr. Parshall's claims.

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

      The following table sets forth the high and low bid prices, rounded to the nearest penny, for our common stock as reported by OTCBB for the eight quarters ended December 31, 2007. The quotations from the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

      2006                                    High    Low
                                              ----   ----

      Quarter ended March 31, 2006            $.22   $.14

      Quarter ended June 30, 2006             $.71   $.12

      Quarter ended September 30, 2006        $.58   $.24

      Quarter ended December 31, 2006         $.38   $.18

      2007                                    High    Low
                                              ----   ----
      Quarter ended March 31, 2007            $.57   $.24

      Quarter ended June 30, 2007             $.59   $.34

      Quarter ended September 30, 2007        $.49   $.34

      Quarter ended December 31, 2007         $.50   $.28

      As of March 21, 2008, there were approximately 1,892 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

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

                                            (a)                    (b)                    (c)
-----------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Approved by
Security Holders                            24,000,000             $.041                   5,000,000

Equity Compensation Plans Not Approved by
Security Holders                               136,054             $.044                   6,325,329
-----------------------------------------------------------------------------------------------------------------
Total                                       24,136,054             $.043                  11,325,329
-----------------------------------------------------------------------------------------------------------------

Refer to Note 7, Notes to Consolidated Financial Statements for the Years ended December 31, 2007 and 2006, incorporated by reference herein from Part II, Item 7, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

      We compensate a number of employees and consultants through stock option grants under the Company's 2001 Non-Qualified Stock Option Plan. Ninety million shares were registered under that plan since its inception in 2001. Typically, shares are immediately exercised by the employee or consultant. In 2007, employees received options for 778,044 shares equal to $224,964 in compensation, and consultants and professionals received 6,663,479 shares equal to $1,510,010 in compensation. The Company recently discovered that issuances and, most likely, sales of up to 2,633,194 shares under the 2001 Non-Qualified Stock Option Plan were issued and likely sold prior to an amendment to the registration being filed on Form S-8/A with the SEC on February 5, 2008. The Company has filed a registration statement covering an additional 10,000,000 shares.

       Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

Our primary focus is to provide businesses and clients with marketing, management, merchandising, auction management, website hosting, and authentication services for the entertainment, sports and collectible industries. We offer entertainers and athletes official web sites and fan club services including e-commerce, VIP ticketing, fan club management, fan experiences, storefronts, articles, polls, message boards, contests, biographies and custom features. We also sell merchandise for celebrities, through official fan websites, on tour or at retail. Our celebrity services proprietary content management system provides an opportunity for our clients to offer more information, merchandise and experiences to their customers and communities. We provide business management tools for online retailers, through AuctionInc, which is home to our patented shipping calculator and automated auction checkout and order processing system.

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

Inventories: Inventories are stated at the lower of average cost or market on a first-in, first-out method. On a periodic basis we review inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, we establish reserves based upon management's experience and assessment of current product demand. The Company's inventories are comprised of merchandise and collectibles that relates to performing artists and athletes and valuation of it is more subjective than with more standard inventories. General economic conditions, tour schedules of performing artists, and the reputation of the performing artists/athletes, might make sale or disposition of these inventories more or less difficult. Any increases in the reserves would cause a decline in profitability, since such increases are recorded as charges against income.

Revenue recognition: Certain components of revenues are recognized based upon an estimate of value since they are received in non-monetary transactions. Management estimates the amount of revenue based upon its historical experience in comparable cash transactions or its estimation of the value received, whichever is more reliable in the circumstances. Variations in the reliability of these judgments may result in enhancement or impairment of gross margins and results of operations in future periods.

Results of Operations

The following discussion compares the Company's results of operations for the year ended December 31, 2007 with those for the year ended December 31, 2006. The Company's financial statements and notes thereto included elsewhere in this annual report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the year ended December 31, 2007, revenues were $3,383,000, 93% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists. Sales of the Company's own product and fees from buyers and sellers represented 6% of revenues, and sports marketing revenues represented 1% of revenues. Gross sales of the Company's own product were $175,000. Fan experience, fan club membership and related merchandise sales revenues were $3,144,000, and sports marketing revenues were $36,000. Other revenues were $28,000, less than 1% of gross revenues, during the year ended December 31, 2007. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several other performing artists during 2008. Performing artists typically do not announce tour plans until two to four months in advance of the first show. Several performing artists represented by the Company have announced tours that are scheduled to begin during the third and/or fourth quarter of 2008.

The Company's 2007 revenues represent a decrease of approximately $4,666,000 or 58%, from 2006, when revenues were $8,049,000. For the year ended December 31, 2006, sales of the Company's product were $491,000 or 6% of gross sales, fan club membership and related merchandise sales revenues were $7,278,000, 90% of gross revenues, sports marketing revenues were $247,000, or 3% of gross revenues, and other revenues were $33,000, or less than 1% of gross revenues.

The main reasons for the decrease in revenues was a $4,133,000 decrease related to the tours of performing artists, lower revenues related to sports marketing services of $212,000 and lower sales of Company owned product of approximately $316,000 from the same period in 2006. Revenues related tours of performing artists are dependent upon tour schedules, the popularity of the artist(s) on tour, and whether the tour(s) are domestic or international. During 2006 a major artist was touring domestically while in 2007 this artist was touring internationally. Gross Profit from celebrity services for the years ended December 31, 2007 and 2006 was approximately $1,209,000 and $2,273,000 respectively. Gross profit from Company owned product sales for the year ended December 31, 2007 was approximately $94,000, $68,000 more than in 2006.

Operating Expenses. Total operating expenses for the year ended December 31, 2007 were $4,074,000 compared to $4,185,000 in 2006, a decrease of $111,000.

Sales, general and administrative ("SG&A") expenses for the year ended December 31, 2007 were $3,651,000, compared to $3,666,000 for the year ended December 31, 2006. The decrease of $15,000 in SG&A costs includes decreases in payroll and related costs of $225,000, depreciation and amortization of $21,000 as certain assets became fully depreciated during 2007, credit card commissions of $59,000, tour expenses of $82,000 and shipping and postage of $105,000, offset by increases in professional fees of $452,000, travel of $33,000, and rents of $34,000. The credit card commissions and postage and shipping decreases are principally attributable to lower levels of tours of performing artists. The increase in professional fees is attributable to new business development costs, which are expected to generate additional revenues in future periods.

Costs associated with planning, maintaining and operating our web sites for the year ended December 31, 2007 decreased by $96,000 from 2006. This decrease is due primarily to a decrease in consulting costs of $127,000, and computer costs of $48,000, offset by $49,500 less website development costs being capitalize in 2007 than in 2006.

Interest Expense. For the year ended December 31, 2007, the Company incurred approximately $83,000 of interest charges compared to interest charges of $18,000 in 2006, an increase of $65,000. This increase is attributable to the discount related to restricted stock granted in settlement of notes payable, interest and accrued expenses offset by lower average balances of short term interest bearing debt.

Net Loss. The Company realized a net loss for the year ended December 31, 2007 of $2,724,000 compared to a net loss of $1,704,000 for the year ended December 31, 2006. Losses for both years represent $.01 per share.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

At December 31, 2007, total assets of the Company were $1,771,000 compared to $1,681,000 at December 31, 2006.

Operating Cash Flows

A summarized reconciliation of the Company's net losses to cash provided by (used in) operating activities for the years ended December 31, 2007 compared to December 31, 2006, is as follows:

                                                                           2007          2006
                                                                       ------------   -----------
Net loss                                                                $(2,724,100)  $(1,704,100)
Depreciation and amortization                                               129,100       148,400
Intrinsic value of stock options awarded
   in payment of services                                                 1,735,000     1,282,300
Common stock issued in payment of interest                                   75,000       137,800
Net current assets and liabilities associated with advance ticketing             --    (1,749,000)
Changes in current assets and liabilities                                  (379,500)      232,200
                                                                       ------------   -----------

Net cash provided by (used in) operating activities                    ($ 1,164,500)  ($1,652,400)
                                                                       ============   ===========

Working Capital and Liquidity

The Company had cash and cash equivalents of $265,000 at December 31, 2007, compared to $138,000 at December 31, 2006. The Company had $923,000 of working capital at December 31, 2007 compared to $68,000 at December 31, 2006. At December 31, 2007 current liabilities were $762,000 compared to $1,409,000 at December 31, 2006. Current liabilities decreased at December 31, 2007 compared to December 31, 2006 primarily due to lower levels of short term debt, accounts payable and accrued expenses, offset by an increase deferred revenues.

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2007. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits in 2008 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. In addition, our suite of management tools and patented shipping calculator solutions for small ecommerce enterprises, and web hosting are expected to increase revenues and result in higher total gross profit. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months. These resources include call options, expiring on May 9, 2008, for approximately 775,000 shares of common stock, which, once assigned by the Company, can generate between $181,000 and $405,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. In addition, management is exploring opportunities to monetize its recently issued patent. However, there can be no assurance that assignment of the call options can be concluded on reasonably acceptable terms or that the Company will be successful in monetizing its patent. Finally, management is seeking alternative sources of capital to support operations.

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

Although forward-looking statements in this Annual Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Exhibit 99, "Risk Factors", in the Company's Form 10-KSB for the fiscal year ended December 31, 2007.

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

      Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

      Item 8A(T). Controls and Procedures.

      Evaluation of Disclosure Controls and Procedures

      The Company's management, including the President of the Company and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective, except with respect to material weaknesses in internal control over financial reporting described below, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls during the last fiscal quarter and as of the end of the period covered by this annual report or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Managements' Annual Report on Internal Control over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.

      Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2007 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2007 due to our inability to perform sufficient testing of internal controls on financial reporting. A factor for our internal control deficiencies is the small size of the Company and the lack of a financial expert on the Audit Committee of the Board of Directors and other corporate governance controls. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance.

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

      Changes in Internal Control Over Financial Reporting

      There was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      Item 8B. Other Information.

      None.

                                    Part III.

      Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

      The following table sets forth certain information regarding the directors and executive officers of Paid, Inc.:

      Name              Age   Position
      ----              ---   ---------

      Gregory Rotman*   42    Director, Chief Executive Officer & President

      Richard Rotman*   37    Director, Chief Financial Officer, Vice President,
                              Treasurer & Secretary

      Andrew Pilaro     38    Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. These persons are required by SEC regulation to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors and beneficial owners of more than 10% of the Company's stock, have been complied with for the period which this Form 10-KSB relates, except that Augustine Fund, L.P. filed no reports on Form 4 or Form 5. The Company has no knowledge as to whether Augustine Fund, L.P. or its affiliates should have filed a Form 4 or Form 5 or whether such entities were engaged in any reporting transactions.

      Item 10. Executive Compensation.

      The following table sets forth the compensation of the Company's chief executive officer, the chief financial officer, and each officer whose total cash compensation exceeded $100,000, for the last two fiscal years ended December 31, 2007 and 2006.

                           SUMMARY COMPENSATION TABLE

Name and
Principal Position                          Year      Salary (1)      Total
--------------------------------------------------------------------------------
Gregory Rotman                              2007       $100,000     $100,000

President and Chief Executive
Officer                                     2006       $100,000     $100,000

Richard Rotman                              2007       $102,134     $102,134

Chief Financial Officer, Vice
President, Treasurer and
Secretary                                   2006       $ 88,461     $ 88,461 (1)

(1) In 2006, with respect to Richard Rotman only, the Company paid the amount shown as compensation, but has accrued the difference between these amounts per annum for Richard Rotman and $100,000.

      On October 11, 2002, both Gregory Rotman and Richard Rotman were granted options to purchase 10,000,000 shares of common stock at an exercise price of $.041, under the Company's 2002 Stock Option Plan, pursuant to the following vesting schedule: options to purchase 4,000,000 shares of common stock vested on April 11, 2003; options to purchase 3,000,000 shares of common stock vested on October 11, 2003, and options to purchase 3,000,000 shares vested on October 11, 2004. Each of Gregory Rotman and Richard Rotman exercised options to purchase 500,000 shares during 2007.

      On January 10, 2008, each of Gregory Rotman and Richard Rotman received options to purchase 2,500,000 shares of common stock at $.415 per share.

      The following table sets forth certain information related to equity awards as of December 31, 2007 for Gregory Rotman and Richard Rotman. Other than the option awards described in the table below, there were no other equity or stock awards.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                                Option Awards
---------------------------------------------------------------------------------------
                                                      Equity
                                                     Incentive
                                                        Plan
                                                      Awards:
                         Number         Number         Number
                          of              of             of
                       Securities     Securities     Securities
                       Underlying     Underlying     Underlying
                      Unexercised    Unexercised    Unexercised    Option
                        Options        Options        Unearned    Exercise     Option
                          (#)            (#)           Option       Price    Expiration
Name                  Exercisable   Unexercisable       (#)          ($)        Date
---------------------------------------------------------------------------------------
Gregory Rotman,       9,500,000           0              0          $.041     10/11/12
President and CEO

Richard Rotman,       9,500,000           0              0          $.041     10/11/12
CFO, Vice President
and Secretary

      None of the Company's directors received any separate compensation from the Company for serving as directors in 2007. However, on October 11, 2002, Andrew Pilaro received options to purchase 2,000,000 shares of common stock at an exercise price of $.041, pursuant to the 2002 Stock Option Plan, subject to the following vesting schedule: options to purchase 800,000 shares of common stock vested immediately; options to purchase an additional 600,000 shares of common stock vested on October 11, 2003, and options to purchase 600,000 shares of common stock vested on October 11, 2004. These options expire on October 11, 2012.

      Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 21, 2008 of each of our directors and executive officers, and all of our directors and executive officers as a group.

   Name and Address of                       Number of Shares      % of
   Beneficial Owner (1)                     Beneficially Owned   Class (5)
   --------------------                     ------------------   ----------
   Gregory Rotman                             19,401,079 (2)        7.57%
   Richard Rotman                             21,271,451 (3)        8.30%
   Andrew Pilaro                               2,068,700 (4)         .80%

   All directors and executive
   officers as a group (3 individuals)        42,741,230           16.67%

----------
(1) The address of each person named is the address of the Company.

(2) Includes options to purchase 9,500,000 shares of the Company's common stock at an exercise price of $.041, granted on October 11, 2002, and options to purchase 2,500,000 shares of the Company's common stock at an exercise price of $.415, granted on January 10, 2008.

(3) Includes options to purchase 9,250,000 shares of the Company's common stock at an exercise price of $.041, granted on October 11, 2002, and options to purchase 2,500,000 shares of the Company's common stock at an exercise price of $.415, granted on January 10, 2008.

(4) Includes 17,200 shares held indirectly as custodian for Mr. Pilaro's minor sons and options to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.041, 800,000 of which vested on October 11, 2002, 600,000 of which vested on October 11, 2003, and 600,000 of which vested on October 11, 2004.

(5) Percentages are calculated on the basis of the amount of outstanding securities plus for such person or group, any securities that person or group has the right to acquire within 60 days.

      To the knowledge of the management of the Company, based solely on our review of SEC filings, and with respect to Augustine Fund, L.P., on our review of such fund's Form 13G/A dated March 14, 2007, the following table sets forth the beneficial ownership of our common stock as of March 21, 2008 of each beneficial owner of more than five percent of any class of the Company's Common Stock, other than as held by our directors and executive officers.

   Name and Address of                  Number of Shares      % of
   Beneficial Owner (1)               Beneficially Owned      Class
   --------------------               ------------------   ----------

   Augustine Fund, L.P.                 22,473,741            9.54%
   141 W. Jackson Blvd., Suite 2182
   Chicago, IL 60604
   --------------------------------

      The information regarding the Company's "Equity Compensation Plan Information" is incorporated herein by reference in Part II, Item 5 of this Annual Report on Form 10-KSB.

      Item 12. Certain Relationships and Related Transactions, and Director Independence.

      Steven Rotman is the father, and Leslie Rotman is the mother, of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. The Company entered into a number of transactions in the past with both Steven Rotman and Leslie Rotman. Management believes that these transactions are fair and reasonable to the Company and no less favorable than could have been obtained by an unaffiliated third party.

      In December 2001, the Company engaged Steven Rotman to provide consulting services to the Company. Steven Rotman did not provide any consulting services in 2005. However, during 2005, for consulting fees owed and for consulting services provided prior to 2005, including $160,000 in fees and services provided in 2004, the Company paid Steven Rotman $251,659 in the form of options to purchase 1,264,630 shares of common stock of the Company pursuant to the Company's 2001 Non-Qualified Stock Option Plan. During 2006, the Company incurred $86,154 of consulting fees paid to Steven Rotman. During 2007 the Company incurred $144,000 of consulting fees paid to Steven Rotman which was paid to him in the form of options to purchase 757,299 shares of the Company's common stock. Under the 2001 Non-Qualified Stock Option Plan, employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant.

      In 2002, the Company obtained private financing from Mr. Steven Rotman in the aggregate amount of $115,000 at an 8% interest rate, and borrowed an additional $15,000 in 2003. In 2005, the Company repaid $50,000, but as of December 31, 2006 continued to owe Steven Rotman $80,000 in principal, and $40,322 in interest, including $6,489 in interest which accrued in 2006. On December 19, 2007 the Company repaid the $80,000 of principal plus $46,646 of then outstanding interest through the issuance of 527,488 restricted shares of the Company's common stock. This conversion resulted in $31,600 of additional interest representing the discount granted due to the restriction.

      During 2003 and 2004 the Company sold a number of items owned by Mr. Steven Rotman under consignment arrangements resulting in accrued liabilities to Steven Rotman of $62,776 and $110,006, respectively. During 2007 the Company issued 719,925 restricted shares of its common stock in settlement of this $172,782 accrued liability. This conversion resulted in $43,400 of additional interest representing the discount granted due to the restriction.

      On May 9, 2005, the Company entered into a Settlement Agreement and Mutual Release with Leslie Rotman ("Seller") to settle all outstanding disputes regarding the value paid and the value received in the 2001 transaction in which Seller, Rotman Collectibles, Inc., and the Company entered into an Agreement and Plan of Merger, pursuant to which Rotman Collectibles, Inc., a Massachusetts corporation, was merged into the Company's Delaware subsidiary, named Rotman Collectibles, Inc. To settle any possible differences or disputes between the value paid and the value received, Seller delivered 2,000,000 shares of the Company's common stock into escrow (as set forth in the Settlement Agreement and Mutual Release) and granted the Company an option to purchase the shares for $.001 per share. The option is assignable by the Company and now expires May 9, 2008. During 2006 the Company assigned options to purchase 800,000 shares of stock from Leslie Rotman to certain individuals in exchange for $331,848. During 2007, the Company assigned options to purchase 50,000 shares of stock from Leslie Rotman to certain individuals in exchange for $15,537. The Company still holds options to assign 775,000 shares.

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

      Exhibits are numbered in accordance with Item 601 of Regulation S-B.

      Exhibit
        No.           Description of Exhibits
      -------         -----------------------

          3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 25,
                2003)

          3.2   Amended and Restated Bylaws (incorporated by reference to
                Exhibit 3.2 to Form 8-K, filed on December 8, 2004)

          4.1 Specimen of certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Form SB-2/A filed on December 1,
                2000)

          4.2 Agreement dated November 21, 2007, by and between the Company and Lewis Asset Management Equity Fund, LLP with respect to the purchase of 2,500,000 shares at $.20 per share*

         10.1   1999 Stock Option Plan (incorporated by reference to Exhibit
                10.2 to Form SB-2/A filed on December 1, 2000)

         10.2   1999 Omnibus Share Plan (incorporated by reference to Exhibit
                10.3 to Form SB-2/A filed on December 1, 2000)

         10.3 2001 Non-Qualified Stock Option Plan, as amended (incorporated by reference from Exhibit 99.1 to Form S-8 filed on September 5,
                2003)

         10.4   2002 Stock Option Plan (incorporated by reference from Exhibit
                10.17 to Form 10-KSB filed on March 31, 2003)

         10.5 Settlement Agreement and Mutual Release dated May 9, 2005 between the Company and Leslie Rotman (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed on May 13, 2005)

         10.6 Escrow Agreement dated May 9, 2005 between the Company, Leslie Rotman, and Escrow Agent (incorporated by reference to Exhibit
                10.2 to Form 10-QSB filed on May 13, 2005)

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

           32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002*

           99   Risk Factors*

----------
* filed herewith

      Item 14. Principal Accountant Fees and Services.

      Audit Fees. The aggregate fees billed by Carlin, Charron & Rosen, LLP for the audit of the Company's annual consolidated financial statements for the fiscal year ended December 31, 2007 and 2006, and the reviews of the quarterly consolidated financial statements included in the Company's Forms 10-QSB for fiscal years 2007 and 2006, were $55,200 and $52,200, respectively.

      Audit Related Fees. There were no fees billed to the Company by Carlin, Charron & Rosen, LLP for fiscal year ended December 31, 2007 or 2006 for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

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

                                   PAID, INC.

                                   By: /s/ Gregory Rotman
                                      --------------------------------
                                   Gregory Rotman, President
                                   Date: March 31, 2008

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   /s/ Gregory Rotman

                                   --------------------------------------------
                                   Gregory Rotman, President and Director
                                   Date: March 31, 2008

                                   /s/ Richard Rotman

                                   --------------------------------------------
                                   Richard Rotman, Vice President, Treasurer,
                                   Secretary and Director
                                   Date: March 31, 2008

                                   /s/ Andrew  Pilaro

                                   --------------------------------------------
                                   Andrew Pilaro, Director
                                   Date: March 31, 2008

                            PAID, INC. AND SUBSIDIARY
                           DECEMBER 31, 2007 AND 2006
                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting
   Firm ...........................................................   F-2
Consolidated Balance Sheets at December 31, 2007 and 2006 .........   F-3
Consolidated Statements of Operations
   Years ended December 31, 2007 and 2006 .........................   F-4
Consolidated Statement of Changes in Shareholders' Equity (Deficit)
   Years ended December 31, 2007 and 2006 .........................   F-5
Consolidated Statements of Cash Flows
   Years ended December 31, 2007 and 2006 .........................   F-6
Notes to Consolidated Financial Statements
   Years ended December 31, 2007 and 2006 .........................   F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Paid, Inc.

We have audited the accompanying consolidated balance sheets of Paid, Inc. and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paid, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered substantial losses in recent years and has an accumulated deficit of approximately $31,300,000 at December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Carlin, Charron & Rosen, LLP
Westborough, Massachusetts
March 31, 2008

                            PAID, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                        2007            2006
                                                    ------------   ------------
                      ASSET

Current assets:
   Cash and cash equivalents                             264,811        138,326
   Accounts receivable, net                                   --         34,731
   Inventories, net                                    1,195,689      1,181,361
   Prepaid expenses and other current assets             185,553         90,048
   Due from employees                                     39,362         32,803
                                                    ------------   ------------

         Total current assets                          1,685,415      1,477,269

Property and equipment, net                               74,338        191,518
Other intangible asset, net                               10,828         11,768
                                                    ------------   ------------

Total assets                                        $  1,770,581   $  1,680,555
                                                    ============   ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes and loans payable                                    --         98,000
   Accounts payable                                      272,476        396,257
   Accrued expenses                                      380,276        915,176
   Deferred revenues                                     109,500             --
                                                    ------------   ------------

         Total current liabilities                       762,252      1,409,433
                                                    ------------   ------------
Commitments and contingencies

Shareholders' equity:
   Common stock, $.001 par value, 350,000,000
      shares authorized; 234,636,742 and
      218,329,910 shares issued and outstanding
      at December 31, 2007 and 2006, respectively        234,637        218,330
   Additional paid-in capital                         32,083,880     28,638,897
   Accumulated deficit                               (31,310,188)   (28,586,105)
                                                    ------------   ------------

         Total shareholders' equity                    1,008,329        271,122
                                                    ------------   ------------

Total liabilities and shareholders' equity          $  1,770,581   $  1,680,555
                                                    ============   ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                       2007            2006
                                                   ------------   -------------

Revenues                                              3,383,294       8,048,854

Cost of revenues                                      1,965,619       5,556,635
                                                   ------------   -------------

Gross profit                                          1,417,675       2,492,219
                                                   ------------   -------------

Operating expenses:
   Selling, general, and administrative expenses      3,650,646       3,665,846
   Web site development costs                           423,308         519,096
                                                   ------------   -------------

      Total operating expenses                        4,073,954       4,184,942
                                                   ------------   -------------

Loss from operations                                 (2,656,279)     (1,692,723)
                                                   ------------   -------------

Other income (expense):
   Interest expense                                     (82,659)        (17,877)
   Other income                                          14,855           6,492
                                                   ------------   -------------

      Total other income (expense), net                 (67,804)        (11,385)
                                                   ------------   -------------

Loss before income taxes                             (2,724,083)     (1,704,108)

Provision for income taxes                                   --              --
                                                   ------------   -------------

Net loss                                           $ (2,724,083)  $  (1,704,108)
                                                   ============   =============

Loss per share (basic and diluted)                 $      (0.01)  $       (0.01)
                                                   ============   =============

   Weighted average shares (basic and diluted)      226,679,082     210,364,212
                                                   ============   =============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                    Common stock             Additional
                                            ----------------------------      Paid-in       Accumulated
                                               Shares         Amount          Capital         Deficit          Total
                                            ------------   -------------   -------------   -------------    -------------
Balance, December 31, 2005                   200,405,555   $     200,406   $  25,672,844   $ (26,881,997)   $  (1,008,747)

Issuance of common stock pursuant to
   exercise of stock options granted to
   employees for services                      1,195,799           1,196         261,820              --          263,016

Issuance of common stock pursuant to
   exercise of stock options granted to
   professionals and consultants               6,769,876           6,770       1,012,549              --        1,019,319

Common stock issued in payment of
   interest on note payable                      838,450             838         136,956              --          137,794

Common stock issued for payment of
   convertible debt                            9,020,230           9,020       1,140,980              --        1,150,000

Common stock issued in connection with
   acquisition of assets of K-sports &
   Entertainment, LLC                            100,000             100          31,900              --           32,000

Proceeds from assignment of call options              --              --         331,848              --          331,848

Proceeds from sale of warrants                        --              --          50,000              --           50,000

Net loss                                              --              --              --      (1,704,108)      (1,704,108)
                                            ------------   -------------   -------------   -------------    -------------

Balance, December 31, 2006                   218,329,910   $     218,330   $  28,638,897   $ (28,586,105)   $     271,122

Issuance of common stock pursuant to
   exercise of stock options granted to
   employees for services                        778,044             778         224,186              --          224,964

Issuance of common stock pursuant to
   exercise of stock options granted to
   professionals and consultants               6,663,479           6,663       1,503,347              --        1,510,010

Issuance of common stock                       6,517,896           6,519       1,256,881              --        1,263,400

Options exercised                              1,000,000           1,000          40,000              --           41,000

Common stock issued in connection with
   acquisition of assets of K-sports &
   Entertainment, LLC                            100,000             100          31,900              --           32,000

Common stock issued in payment of notes
   payable                                       333,333             333          99,667              --          100,000

Common stock issued in payment of
   interest                                      194,155             194          58,052              --           58,246

Common stock issued in payment of
   accrued expenses                              719,925             720         215,413              --          216,133

Proceeds from assignment of call options              --              --          15,537              --           15,537

Net loss                                              --              --              --      (2,724,083)      (2,724,083)
                                            ------------   -------------   -------------   -------------    -------------

Balance, December 31, 2007                   234,636,742   $     234,637   $  32,083,880   $ (31,310,188)   $   1,008,329
                                            ============   =============   =============   =============    =============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                         2007            2006
                                                                                     ------------    ------------
Operating activities:
   Net loss                                                                          $ (2,724,083)   $ (1,704,108)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                        129,074         148,366
     Bad debt expense                                                                      26,622           6,762
     Inventory reserve                                                                         --         150,000
     Intrinsic value of stock options awarded to professionals and consultants in       1,510,010       1,019,319
       payment of fees for services provided
     Intrinsic value of stock options awarded to employees in payment of                  224,964         263,016
       compensation
     Issuance of common stock in payment of interest on notes payable                          --         137,794
     Interest charge on discounted stock issuance                                          75,000              --
     Changes in assets and liabilities:
       Accounts receivable                                                                  8,109          30,824
       Inventories, net                                                                   (14,328)         32,887
       Deferred expenses                                                                       --         556,250
       Prepaid expense and other current assets                                          (100,564)         20,761
       Accounts payable                                                                  (123,781)        120,921
       Accrued expenses                                                                  (285,021)       (129,905)
       Deferred revenue                                                                   109,500      (2,305,278)
                                                                                     ------------    ------------

         Net cash (used in) operating activities                                       (1,164,498)     (1,652,391)
                                                                                     ------------    ------------

Investing activities:
   Property and equipment additions                                                       (10,954)        (62,118)
                                                                                     ------------    ------------

Financing activities:
   Net proceeds (repayments) of notes and loans payable                                   (18,000)        (32,000)
   Proceeds from sale of warrant                                                               --          50,000
   Proceeds from assignment of call options                                                15,537         331,848
   Proceeds from exercise of stock options                                                 41,000              --
   Proceeds from sale of common stock                                                   1,263,400              --
                                                                                     ------------    ------------

         Net cash provided by financing activities                                      1,301,937         349,848
                                                                                     ------------    ------------

Net increase (decrease) in cash and cash equivalents                                      126,485      (1,364,661)

Cash and cash equivalents, beginning                                                      138,326       1,502,987
                                                                                     ------------    ------------

Cash and cash equivalents, ending                                                    $    264,811    $    138,326
                                                                                     ============    ============

                                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

   Income taxes                                                                      $         --    $         --
                                                                                     ============    ============

   Interest                                                                          $      1,357    $      8,371
                                                                                     ============    ============



                     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued in final payment of amounts due in
    connection with the 2004 acquisition of K-Sports
    and Entertainment, LLC                                                           $     32,000    $         --
                                                                                     ============    ============
Common stock issued in payment of notes payable                                      $     80,000    $         --
                                                                                     ============    ============
Common stock issued in payment of accrued consignments
    and interest                                                                     $    219,379    $         --
                                                                                     ============    ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                           DECEMBER 31, 2007 AND 2006
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Paid, Inc. and subsidiary (the "Company") provides businesses and clients with marketing, management, merchandising, auction management, website hosting, and authentication and consignment services for the entertainment, sports and collectible industries. The Company offers celebrities, musical artists and athletes official web sites and fan-club services including e-commerce, VIP ticketing, fan club management, fan experiences, storefronts, articles, polls, message boards, contests, biographies and custom features. The Company also sells merchandise for celebrities, through official fan websites, on tour or at retail.

Note 2. Management's Plans

The Company has continued to incur significant losses. For the years ended December 31, 2007 and 2006 the Company reported losses of approximately $2,724,000 and $1,704,000, respectively. These conditions raise substantial doubt about the Company's ability to grow as a going concern.

To date the Company has met its cash needs from the proceeds of convertible debt, equity financing, and the assignment of call options discussed in Note 7.

Management anticipates growth in revenues and gross profits in 2008 from its celebrity services products and websites; including memberships, fan experiences and ticketing, appearances, and merchandise sales. In addition, "AuctionInc" which hosts a suite of management tools and our patented shipping calculator solutions for small e-commerce enterprises, and web hosting are expected to increase revenues and result in higher total gross profit. In addition, management is exploring opportunities to monetize its recently issued patent.

A 2005 Settlement Agreement provided the Company with call options for approximately 2 million shares of the Company's common stock. As of December 31, 2007 the Company still held call options for 775,000 shares of common stock, which currently expire on May 9, 2008. Assignment of these call options may generate between $181,000 and $405,000 based solely upon 52 week high and low closing prices of the Company's common stock.

Although there can be no assurances, the Company believes that the above anticipated additional revenues, and additional financing will be sufficient to meet the Company's working capital requirements through the end of 2008.

Note 3. Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Paid, Inc. and its wholly-owned subsidiary, Rotman Collectibles, Inc. On December 27, 2007 Rotman Collectibles was merged into Paid, Inc. All inter-company balances and transactions have been eliminated.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at both December 31, 2007 and 2006 the Company provided for reserves totaling $325,000.

Website Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs", which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment." During the year ended December 31, 2007 no website development costs were capitalized while for the year ended December 31, 2006 the Company capitalized approximately $49,500.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight line and double declining balance method over the estimated useful lives of 3 to 5 years.

Intangible Assets

Intangible assets, comprised principally of a patent, are being amortized on a straight-line basis over an estimated useful life of 17 years.

Revenue Recognition

The Company generates revenue from sales of fan experiences, from fan club membership fees, from sales of its purchased inventories, and from web hosting services.

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

Fan club membership fees are recognized ratably over the term of the related membership, generally one year.

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

The Company provides web hosting services in conjunction with two types of arrangements - cash and receipt of publicly recognized autographs on merchandise. Revenue is recognized on a monthly basis as the services are provided under both arrangements. The amounts of revenues related to arrangements settled in other than cash are determined based upon management's estimate of the fair value of the service provided or the fair value of the autographs received, depending upon which measure is most reliable.

Cost of revenues

Cost of revenues includes event tickets, catering, merchandise, and commissions paid to celebrities.

Shipping and Handling fees and costs

All amounts billed to customers in sales transactions related to shipping and handling represent revenues earned and are reported as revenues. Costs incurred by the Company for shipping and handling totaling $115,200 and $188,000 in 2007 and 2006, respectively, are reported as a component of selling, general and administrative expenses.

Selling and Administrative expenses

Selling, general, and administrative expenses include travel, payroll, credit card commissions, postage and handling, and other general and administrative costs.

Advertising costs

Advertising costs totaling approximately $16,500 in 2007 and $42,500 in 2006, are charged to expense when incurred.

Segment reporting

The Company has determined that it has only one discreet operating segment consisting of activities surrounding the sale of fan experiences, fan club memberships, and merchandise associated with its relationships with performing artists and publicly recognized people.

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

Concentrations

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality institutions.

Approximately 87% of the Company's revenues for 2007 were generated from fan experiences and sales of merchandise related to one performing artist, Aerosmith.

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

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and reported amounts of revenue and expenses during the reporting periods. Material estimates that are particularly susceptible to significant change in the near term relate to inventories, deferred tax asset valuation, and revenue recognition with respect to web hosting services. Although these estimates are based on management's knowledge of current events and actions, they may ultimately differ from actual results.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

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

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 26,136,054 shares and 27,136,054 shares at December 31, 2007 and 2006, respectively, have been excluded from the computation of diluted earnings per share because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each year.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which is effective for calendar year companies on January 1, 2008. The statement allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Corporation's financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for calendar year companies on January 1, 2009. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51", which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for calendar year companies on January 1, 2009. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin 110. SAB 110 expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004). SAB 110 is not expected to have a significant impact on the entity consolidated financial statements.

Note 4. Property and Equipment

At December 31, property and equipment consisted of the following:

                                                       2007            2006
                                                 --------------   -------------

Computer equipment and software                  $      175,744   $     164,790
Office furniture                                          2,850           2,850
Video and article archives                              418,983         418,983
Website development cost                                636,390         636,390
                                                 --------------   -------------
                                                      1,233,967       1,223,013

Accumulated depreciation                             (1,159,629)     (1,031,495)
                                                 --------------   -------------

                                                 $       74,338   $     191,518
                                                 ==============   =============

Depreciation expense of property and equipment for the years ended December 31, 2007 and 2006 amounted to $128,100 and $126,800, respectively.

Note 5. Intangible Assets

At December 31, intangible assets are comprised of the following:

                                                      2007            2006
                                                 --------------   -------------

Patent pending                                   $       16,000   $      16,000
Accumulated amortization                                 (5,172)         (4,232)
                                                 --------------   -------------
                                                 $       10,828   $      11,768
                                                 ==============   =============

Amortization expense for intangible assets for the years ended December 31, 2007 and 2006 amounted to $940 and $21,500, respectively.

Estimated future annual amortization expense is $1,000 for each year through 2019.

Note 6. Accrued Expenses

At December 31, accrued expenses are comprised of the following:

                                                      2007            2006
                                                 --------------   -------------

Interest                                         $        3,879   $      44,201
Payroll and related costs                               169,969         268,702
Professional and consulting fees                        164,145         115,111
Consignments - related party                                 --         172,782
Due to K Sports                                              --          30,500
Commissions                                              13,965         266,246
Other                                                    28,318          17,634
                                                 --------------   -------------
                                                 $      380,276   $     915,176
                                                 ==============   =============

Note 7. Common Stock

Call Option Agreements

In connection with a May 9, 2005 settlement with Leslie Rotman regarding the value paid and the value received in a 2001 transaction the Company received a call option for 2,000,000 shares of the Company's common stock at $.001 per share. Leslie Rotman is the mother, of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. The option is assignable by the Company and, as most recently amended, expires on May 9, 2008. During 2007, 2006 and 2005 the Company assigned options to purchase 50,000, 800,000 and 375,000 shares, respectively, of stock from Leslie Rotman to certain individuals in exchange for $15,537, $331,848 and $96,885. The proceeds from the assignments of these options were added to the paid in capital of the Company. At December 31, 2007, 775,000 call options remain outstanding.

Warrants

During the year ended December 31, 2005, the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor paid the Company $50,000 as a deposit ("Deposit") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time within one year of the Agreement at $.15 per share. During 2006 the expiration date of the Warrant was extended pending receipt of an additional $50,000 payment which was received during 2007. If exercised, $100,000 will be applied as partial payment of the exercise price. If the Warrants are not exercised by June 1, 2008 the deposits will be forfeited. The deposits have been recorded in Additional Paid in Capital.

Share-based Incentive Plans

At December 31, 2007, the Company had a number of stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the company.

The 1999 Plan ("1999 Plan") provides for the award of non-qualified options for up to 1,000,000 shares. The maximum number of shares currently reserved for issuance is 492,000 shares. The options granted have ten-year contractual terms and vested either immediately or annually over a five-year term. There were no options granted under this plan during 2007 and 2006 and at both December 31, 2007 and 2006 there were 37,000 options outstanding with a weighted average exercise price of $1.625.

The 2002 Plan ("2002 Plan") provides for the award of qualified and non-qualified options for up to 30,000,000 shares. The maximum number of shares currently reserved for issuance is 5,000,000 shares. The options granted have ten-year contractual terms and vested either immediately or annually over a five-year term. Information with respect to stock options granted under the above plans is as follows:

                                                                   Weighted
                                                               average exercise
                                            Number of shares    price per share
                                            ----------------   ----------------

Options outstanding at December 31, 2006          25,000,000              $.041
   Exercised                                      (1,000,000)              .041
                                            ----------------
Options outstanding at December 31, 2007          24,000,000              $.041
                                            ================

The total intrinsic value of options exercised under the 2002 Plan during the year ended December 31, 2007 was $314,000.

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 90,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under the above plans is as follows:

                                                                   Weighted
                                                               average exercise
                                            Number of shares   price per share
                                            ----------------   ----------------

Options outstanding at December 31, 2006              99,054              $.001
   Granted                                         7,441,523               .001
   Exercised                                      (7,441,523)              .001
                                            ----------------
Options outstanding at December 31, 2007              99,054              $.001
                                            ================

A summary of the awards under this plan during the years ended December 31 is as follows:

                                           Number of              Intrinsic
                                             Shares                 Value
                                         ------------          ----------------

                                                        2007
                                                        ----

Employee payroll                              778,044          $        224,964
Consulting and professional fees            6,663,479                 1,510,010
                                         ------------          ----------------
Total                                       7,441,523          $      1,734,974
                                         ============          ================

                                                        2006
                                                        ----

Employee payroll                            1,195,799          $        263,016
Consulting and professional fees            6,769,876                 1,019,319
                                         ------------          ----------------
Total                                       7,965,675          $      1,282,335
                                         ============          ================

The maximum number of shares currently reserved for issuance is 7,465,806 shares. The options granted have ten-year contractual terms and vest immediately.

The fair value of the Company's 2007 and 2006 option grants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         2007            2006
                                                        -------         -------

Expected term (based upon historical experience)        <1 week         <1 week
Expected volatility                                     114.24%         114.24%
Expected dividends                                       None            None
Risk free interest rate                                   4%              4%

The incremental fair value calculated using the above assumptions over the intrinsic value was determined to be immaterial and no related additional share based compensation has been recorded.

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

All options outstanding at December 31, 2007 are fully vested and exercisable. Information pertaining to options outstanding at December 31, 2007 is as follows:

                               Options Outstanding

                                Weighted Average    Aggregate
                   Number of        Remaining       Intrinsic
Exercise Prices     shares      Contractual Life      Value
---------------   -----------   ----------------   ----------
  $ 1.62               37,000          2                   --
    .001               99,054          8           $   34,570
    .041           24,000,000          6            7,725,000
                  -----------
                   24,136,054
                  ===========

The total intrinsic value of options exercised during the year ended December 31, 2007 under all plans was $2,048,196 in exchange for $41,000 of cash.

Note 8. Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 "Accounting for the Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN No. 48"). FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained based upon the technical merits of the position. The Company has a valuation allowance against the full amount of its net deferred taxes. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized.

The implementation of FIN No. 48 had no impact on the Company's financial statements due to the valuation allowances that have historically been provided against all deferred tax assets.

The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2004-2007 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the year ended December 31, 2007.

There was no provision for income taxes for the years ended December 31, 2007 and 2006 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of significant temporary differences and carry forwards that give rise to deferred taxes are as follows:

                                                        2007           2006
                                                    ------------   ------------
Federal net operating loss carry                    $  8,206,000   $  7,189,000
forwards
State net operating loss carry                         1,273,000      1,615,000
forwards
                                                    ------------   ------------
                                                       9,479,000      8,804,000
Valuation reserve                                     (9,479,000)    (8,804,000)
                                                    ------------   ------------
Net deferred tax asset                              $         --   $         --
                                                    ============   ============

The valuation reserve applicable to net deferred tax asset for the years ended December 31, 2007 and 2006 is due to the likelihood of the deferred tax not to be utilized.

At December 31, 2007, the Company has federal and state net operating loss carry forwards of approximately $24,000,000 and $13,000,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2012, while the federal carry forwards will expire intermittently through 2027.

Note 9. Convertible Debt Financing

As of December 31, 2005 the Company had $1,150,000 of convertible debt outstanding. During the year ended December 31, 2006 the Company received conversion requests for $1,150,000 into 9,020,230 shares of the Company's common stock at conversion prices ranging from $.092 to $.139 per share.

Note 10. Notes and Loans Payable

At December 31, 2006, the Company was obligated on short-term demand notes payable totaling $80,000 to a related party. The notes bear interest at 8%. Interest expense charged to operations in connection with related party notes totaled $6,275 and $6,489 in 2007 and 2006, respectively. The related party notes and related accrued interest were converted into 527,488 restricted common shares during the fourth quarter of 2007. This conversion resulted in $31,600 of additional interest representing the discount granted due to the restriction. In addition, included in notes and loans payable was an $18,000 non interest bearing loan which was repaid during 2007.

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

In December 2001, the Company engaged Steven Rotman to provide consulting services to the Company. During 2007 and 2006, the Company incurred $144,000 and $86,154, respectively, of consulting fees paid to Steven Rotman, who elected to receive this compensation in the form of options under the 2001 Plan.

In 2002, the Company obtained private financing from Mr. Steven Rotman in the aggregate amount of $115,000 at an 8% interest rate, and borrowed an additional $15,000 in 2003. In 2005, the Company repaid $50,000, but as of December 31, 2006 continued to owe Steven Rotman $80,000 in principal, and $40,322 in interest, including $6,489 in interest which accrued in 2006. On December 19, 2007 the Company repaid the $80,000 of principal plus $46,598 of then outstanding interest through the issuance of 527,488 restricted shares of the Company's common stock. This conversion resulted in $31,600 of additional interest representing the discount granted due to the restriction.

During 2003 and 2004 the Company sold a number of items owned by Mr. Steven Rotman under consignment arrangements resulting in accrued liabilities to Steven Rotman of $62,776 and $110,006, respectively. During 2007 the Company issued 719,925 restricted shares of its common stock in settlement of this $172,782 accrued liability. This conversion resulted in $43,400 of additional interest representing the discount granted due to the restriction.

In August 2006 the Company began paying rent, as a tenant at will, to a company in which Steven Rotman, the father of Greg and Richard Rotman, is a shareholder. Monthly payments under this arrangement of $2,600 began on August 1, 2006. The Company had previously occupied the premises rent-free.

Note 12. Issuance of Common Stock

During 2007 the Company issued 6,517,896 shares of common stock in exchange for $1,263,400 of cash.

During 2006 the Company issued 838,450 shares of common stock in connection with the payment of $137,794 of interest due on its convertible debt.

Note 13. Commitments and contingencies

Lease commitment

The Company leases office facilities in Boston Massachusetts under a five year lease beginning May 2006 requiring monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses, through April 2011.

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2007, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows. In Parshall
v. Paid, Inc., Paul L. Parshall filed a lawsuit against the Company in the Court of Common Pleas of Franklin County, Ohio on October 3, 2006. Mr. Parshall claims to be the owner of 423,415 shares represented by Stock Certificate Number 01123. According to the Company's transfer agent, the Company's stock records show that Stock Certificate Number 01123 was cancelled on May 15, 1997. Mr. Parshall was affiliated with a previous transfer agent of the Company. The Company filed a motion to dismiss based on lack of personal jurisdiction through its Ohio counsel. The Court of Common Pleas granted the Company's motion to dismiss on November 7, 2007. The order to dismiss is now on appeal before the Ohio Court of Appeals, Tenth Appellate District, Franklin County, Ohio. Mr. Parshall requests damages equal to the market value of the shares and for any loss for not recognizing the shares. The Company disputes Mr. Parshall's claims.

Note 14. Subsequent event

During January 2008, the United States Patent and Trademark Office issued the Company's patent #7324968 providing the Company with the rights granted to patent holders, including the ability to seek licenses for patent use and to protect the patent from infringement. The Company's patent is for the real-time calculation of shipping costs for items purchased online using a zip code as a destination location indicator. It includes shipping charge calculations across multiple carriers and accounts for additional characteristics of the item being shipped, such as weight, special packaging or handling, and insurance costs.

                                  EXHIBIT INDEX

Exhibit
  No.                         Description of Exhibits
-------                       -----------------------
  3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 25, 2003)

  3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on December 8, 2004)

  4.1 Specimen of certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Form SB-2/A filed on December 1, 2000)

  4.2 Agreement dated November 21, 2007, by and between the Company and Lewis Asset Management Equity Fund, LLP with respect to the purchase of 2,500,000 shares at $.20 per share*

 10.1 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Form SB-2/A filed on December 1, 2000)

 10.2 1999 Omnibus Share Plan (incorporated by reference to Exhibit 10.3 to Form SB-2/A filed on December 1, 2000)

 10.3 2001 Non-Qualified Stock Option Plan, as amended (incorporated by reference from Exhibit 99.1 to Form S-8 filed on September 5, 2003)

 10.4 2002 Stock Option Plan (incorporated by reference from Exhibit 10.17 to Form 10-KSB filed on March 31, 2003)

 10.5 Settlement Agreement and Mutual Release dated May 9, 2005 between the Company and Leslie Rotman (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed on May 13, 2005)

 10.6 Escrow Agreement dated May 9, 2005 between the Company, Leslie Rotman, and Escrow Agent (incorporated by reference to Exhibit 10.2 to Form 10-QSB filed on May 13, 2005)

 23       Consent of Carlin, Charron & Rosen, LLP*

 31.1     CEO Certification required under Section 302 of Sarbanes-Oxley Act of
          2002*

 31.2     CFO Certification required under Section 302 of Sarbanes-Oxley Act of
          2002*

 32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002*

 99       Risk Factors*

----------
* filed herewith