Form 10-Q
period 2008-03-31
PAID INC
filed 2008-05-12
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

                         COMMISSION FILE NUMBER 0-28720

                                   PAID, INC.
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

                                 (508) 791-6710
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]               Accelerated Filer [X]

Non-accelerated filer [ ]                 Smaller reporting company [ ]
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      As of May 6, 2008, the issuer had outstanding 237,379,330 shares of its Common Stock, par value $.001 per share.

                                   Paid, Inc.
                                 and Subsidiary
                                    Form 10-Q
                    For the Three Months ended March 31, 2008

                                TABLE OF CONTENTS
                                -----------------

Part I - Financial Information

   Item 1.    Financial Statements

                 Consolidated Balance Sheets
                 March 31, 2008 (unaudited) and December 31, 2007 ................   3

                 Consolidated Statements of Operations
                 Three months ended March 31, 2008 and
                 2007 (unaudited) ................................................   4

                 Consolidated Statements of Cash Flows
                 Three months ended March 31, 2008 and
                 2007 (unaudited) ................................................   5

                 Consolidated Statements of Changes in Shareholders' Equity
                 Three months ended March 31, 2008
                 (unaudited) .....................................................   6

                 Notes to Consolidated Financial Statements
                 Three months ended March 31, 2008 and 2007 ......................   7-16

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations ..............................................   16

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk .........   20

   Item 4.    Controls and Procedures ............................................   20

Part II - Other Information

   Item 1.  Legal Proceedings ....................................................   20

   Item 1A. Risk Factors .........................................................   20

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ..........   20

   Item 3.  Defaults Upon Senior Securities ......................................   21

   Item 4.  Submission of Matters to a Vote of Security Holders ..................   21

   Item 5.  Other Information ....................................................   21

   Item 6.  Exhibits .............................................................   21

   Signatures ....................................................................   22

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                            PAID, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                            March 31,      December 31,
                                                              2008            2007
                                                          -------------   -------------
                                                           (unaudited)      (audited)
                          ASSETS
Current assets:
   Cash and cash equivalents                              $      87,361   $     264,811
   Inventories, net                                           1,215,995       1,195,689
   Prepaid expenses and other current assets                    214,736         185,553
   Due from employees                                            39,538          39,362
                                                          -------------   -------------

         Total current assets                                 1,557,630       1,685,415

Property and equipment, net                                      59,444          74,338
Intangible asset, net                                            10,593          10,828
                                                          -------------   -------------

Total assets                                              $   1,627,667   $   1,770,581
                                                          =============   =============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Loans payable                                          $      50,000   $          --
   Accounts payable                                             439,415         272,476
   Accrued expenses                                             361,194         380,276
   Deferred revenues                                            112,433         109,500
                                                          -------------   -------------

         Total current liabilities                              963,042         762,252
                                                          -------------   -------------
Commitments and contingencies

Shareholders' equity:
   Common stock, $.001 par value, 350,000,000 shares
      authorized; 236,109,175 and 234,636,742 shares
      issued and outstanding at March 31, 2008 and
      December 31, 2007, respectively                           236,109         234,637
   Additional paid-in capital                                32,599,852      32,083,880
   Accumulated deficit                                      (32,171,336)    (31,310,188)
                                                          -------------   -------------

         Total shareholders' equity                             664,625       1,008,329
                                                          -------------   -------------

Total liabilities and shareholders' equity                $   1,627,667   $   1,770,581
                                                          =============   =============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                              2008            2007
                                                          -------------   -------------
Revenues                                                  $     253,972   $     468,421

Cost of revenues                                                 86,789         187,395
                                                          -------------   -------------

Gross profit                                                    167,183         281,026
                                                          -------------   -------------

Operating expenses:
   Selling, general, and administrative expenses                940,683       1,100,112
   Web site development costs                                    88,228          98,295
                                                          -------------   -------------

      Total operating expenses                                1,028,911       1,198,407
                                                          -------------   -------------

Loss from operations                                           (861,728)       (917,381)
                                                          -------------   -------------

Other income (expense):
   Interest expense                                                  --          (2,263)
   Other income                                                     580           2,394
                                                          -------------   -------------

      Total other income, net                                       580             131
                                                          -------------   -------------

Loss before income taxes                                       (861,148)       (917,250)

Provision for income taxes                                           --              --
                                                          -------------   -------------

Net loss                                                  $    (861,148)  $    (917,250)
                                                          =============   =============

Loss per share (basic and diluted)                        $          --   $          --
                                                          =============   =============

   Weighted average shares (basic and diluted)              235,012,192     222,498,093
                                                          =============   =============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                2008         2007
                                                             ----------   ----------
Operating activities:
   Net loss                                                  $ (861,148)  $ (917,250)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                           23,359       32,787
      Share based compensation                                  113,000           --
         Intrinsic value of stock options awarded to
            professionals and consultants in payment
            of fees for services provided                       278,391      405,926
         Intrinsic value of stock options awarded to
            employees in payment of compensation                  2,308       85,038
         Changes in assets and liabilities:
            Accounts receivable                                      --      (15,340)
            Inventories, net                                    (20,306)      (1,269)
            Deferred expenses                                                 (5,814)
            Prepaid expense and other current assets            (29,359)    (196,691)
            Accounts payable                                    166,939      (92,728)
            Accrued expenses                                    (19,082)    (232,359)
            Deferred revenue                                      2,933      561,051
                                                             ----------   ----------

               Net cash used in operating activities           (342,965)    (376,649)
                                                             ----------   ----------

Investing activities:
   Property and equipment additions                              (8,230)      (2,532)
                                                             ----------   ----------

Financing activities:
   Net proceeds (repayments) of notes and loans payable          50,000      (18,000)
   Proceeds from assignment of call options                     103,245       15,538
   Proceeds from exercise of stock options                       20,500           --
   Proceeds from sale of common stock                                --      763,400
                                                             ----------   ----------

               Net cash provided by financing activities        173,745      760,938
                                                             ----------   ----------

Net (decrease) increase in cash and cash equivalents           (177,450)     381,757

Cash and cash equivalents, beginning                            264,811      138,326
                                                             ----------   ----------

Cash and cash equivalents, ending                            $   87,361   $  520,083
                                                             ==========   ==========

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

   Income taxes                                              $       --   $       --
                                                             ==========   ==========

   Interest                                                  $       --   $      663
                                                             ==========   ==========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2008
                                   (Unaudited)

                                                                    Common stock          Additional
                                                              ------------------------      Paid-in      Accumulated
                                                                 Shares        Amount       Capital        Deficit        Total
                                                              ------------   ---------   ------------   -------------   -----------
Balance, December 31, 2007                                     234,636,742   $ 234,637   $ 32,083,880   $ (31,310,188)  $ 1,008,329

Issuance of common stock pursuant to exercise of stock
   options granted to employees for services                         5,783           6          2,302              --         2,308

Issuance of common stock pursuant to exercise of stock
   options granted to professionals and consultants                966,650         966        277,425              --       278,391

Proceeds from assignment of call options                                --          --        103,245              --       103,245

Options exercised                                                  500,000         500         20,000              --        20,500

Share based compensation related to issuance of incentive
   stock options                                                        --          --        113,000              --       113,000

Net loss                                                                --          --             --        (861,148)     (861,148)
                                                              ------------   ---------   ------------   -------------   -----------

Balance, March 31, 2008                                        236,109,175   $ 236,109   $ 32,599,852   $ (32,171,336)  $   664,625
                                                              ======================================================================

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007

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

General

The Company has prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of management, the Company has prepared the accompanying consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2008.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at both March 31, 2008 and December 31, 2007 the Company provided for reserves totaling $325,000.

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

Advertising costs

Advertising costs totaling approximately $15,300 in 2008 and $18,700 in 2007, are charged to expense when incurred.

Shipping and Handling fees and costs

All amounts billed to customers in sales transactions related to shipping and handling represent revenues earned and are reported as revenues. Costs incurred by the Company for shipping and handling totaling $20,300 and $30,300 in 2008 and 2007, respectively, are reported as a component of selling, general and administrative expenses.

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

Approximately 74% and 67% of the Company's revenues for the three months ended March 31, 2008 and 2007, respectively, were generated from fan experiences and sales of merchandise related to one performing artist, Aerosmith.

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

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 30,636,054 shares and 27,280,198 shares at March 31, 2008 and 2007, respectively, have been excluded from the computation of diluted earnings per share because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each year.

Fair value Measurements

On January 1, 2008 the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Adoption of SFAS 157 had no material impact on the Company's financial statements for the three months ended March 31, 2008.

On January 1, 2008 the Company adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. Adoption of SFAS 159 had no material impact on the company's financial statements for the three months ended March 31, 2008.

Recent Accounting Pronouncements

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

Note 2. Patent

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

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

                                                   March 31,   December 31,
                                                      2008         2007
                                                   ---------   ------------

Interest                                           $   3,879   $      3,879
Payroll and related costs                            175,205        169,969
Professional and consulting fees                     116,425        164,145
Commissions                                           50,066         13,965
Other                                                 15,619         28,318
                                                   ---------   ------------

                                                   $ 361,194   $    380,276
                                                   =========   ============

Note 4. Common Stock

Call Option Agreements

In connection with a May 9, 2005 settlement with Leslie Rotman regarding the value paid and the value received in a 2001 transaction the Company received a call option for 2,000,000 shares of the Company's common stock at $.001 per share. Leslie Rotman is the mother, of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. The option is assignable by the Company and, as most recently amended, expires on May 9, 2009.

As of March 31, 2008 the Company had assigned options to purchase a total of 1,485,000 shares of stock from Leslie Rotman to certain individuals in exchange for $547,515. The Company assigned 260,000 and 50,000 during the three months ended March 31, 2008 and 2007 in exchange for $103,245 and $15,538, respectively. The proceeds from the assignments of these options were added to the paid in capital of the Company. At March 31, 2008, 515,000 call options remain outstanding.

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

Share-based Incentive Plans

At March 31, 2008, the Company had a number of stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

The 1999 Plan ("1999 Plan") provides for the award of non-qualified options for up to 1,000,000 shares. The maximum number of shares currently reserved for issuance is 492,000 shares. The options granted have ten-year contractual terms and vested either immediately or annually over a five-year term. There were no options granted under this plan during 2008 and 2007 and at both March 31, 2008 and December 31, 2007 there were 37,000 options outstanding with a weighted average exercise price of $1.625.

The 2002 Plan ("2002 Plan") provides for the award of qualified and non-qualified options for up to 30,000,000 shares. As of March 31, 2008 there are no shares currently reserved for issuance. The options granted have ten-year contractual terms and vested either immediately or annually over a five-year term. Information with respect to stock options granted under the above plans is as follows:

                                                                   Weighted
                                                               average exercise
                                            Number of shares    price per share
                                            ----------------   ----------------

Options outstanding at December 31, 2007          24,000,000   $           .041
        Granted                                    5,000,000   $           .415
        Exercised                                   (500,000)              .041
                                                  ----------
Options outstanding at March 31, 2008             28,500,000   $           .106
                                                  ==========

The total intrinsic value of options exercised under the 2002 Plan during the three months ended March 31, 2008 was $113,000.

The grant date fair value of the Company's 2008 option grants was $1,815,000 estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                  2008
                                                                 -------

      Expected term (based upon historical experience)           6 years
      Expected volatility                                         120.38%
      Expected dividends                                            None
      Risk free interest rate                                       3.75%

The incremental fair value calculated using the above assumptions over the intrinsic value was determined to be $1,815,000 which is being amortized over the four year vesting period of the grant resulting in $113,000 being charged to operations during the three months ended March 31, 2008.

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

                                                                   Weighted
                                                               average exercise
                                            Number of shares    price per share
                                            ----------------   ----------------

Options outstanding at December 31, 2007              99,054   $           .001
        Granted                                      972,433               .001
        Exercised                                   (972,433)              .001
                                                    --------
Options outstanding at March 31, 2008                 99,054   $           .001
                                                    ========

A summary of the awards under this plan during the three months ended March 31, 2008 and 2007 is as follows:

                                                   Number of          Intrinsic
                                                    Shares              Value
                                                   ---------          ---------

                                                               2008
                                                               ----

      Employee payroll                                 5,783          $   2,308
      Consulting and professional fees               966,650            278,393
                                                   ---------          ---------
      Total                                          972,433          $ 280,701
                                                   =========          =========

                                                               2007
                                                               ----

      Employee payroll                               276,985          $  85,038
      Consulting and professional fees             2,480,209            405,927
                                                   ---------          ---------
      Total                                        2,757,194          $ 490,965
                                                   =========          =========

At March 31, 2008 the maximum number of shares reserved for issuance was 6,394,373 shares. The options granted have ten-year contractual terms and vest immediately.

The fair value of the Company's 2008 and 2007 option grants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                           2008     2007
                                                         -------   -------

Expected term (based upon historical experience)         <1 week   <1 week
Expected volatility                                       117.91%   118.48%
Expected dividends                                          None      None
Risk free interest rate                                     3.75%        4%

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

All but 5,000,000 options outstanding at March 31, 2008 are fully vested and exercisable. Information pertaining to options outstanding at March 31, 2008 is as follows:

                               Options Outstanding

                                     Weighted Average    Aggregate
                        Number of       Remaining        Intrinsic
      Exercise Prices     shares     Contractual Life      Value
      ---------------   ----------   ----------------   -----------

          $ 1.62            37,000         1.75                  --
            .001            99,054         7.75         $    29,617
            .041        23,500,000         5.75           6,086,000
            .415         5,000,000         9.75
                        ----------
                        27,636,054
                        ==========

The total intrinsic value of options exercised during the three months ended March 31, 2008 under all plans was $397,701 in exchange for $20,500 of cash.

Note 5. Income Taxes

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

The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2004-2007 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2008.

There was no provision for income taxes for the three months ended March 31, 2008 and 2007 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of significant temporary differences and carry forwards that give rise to deferred taxes are as follows:

                                                      March 31,    December 31,
                                                        2008          2007
                                                     -----------   ------------

Federal net operating loss carry forwards            $ 8,469,000   $  8,206,000
State net operating loss carry forwards                1,359,000      1,273,000
                                                     -----------   ------------
                                                       9,828,000      9,479,000
Valuation reserve                                     (9,828,000)    (9,479,000)
                                                     -----------   ------------
Net deferred tax asset                               $        --   $         --
                                                     ===========   ============

The valuation reserve applicable to net deferred tax asset as of March 31, 2008 and December 31, 2007 is due to the likelihood of the deferred tax not to be utilized.

At March 31, 2008, the Company has federal and state net operating loss carry forwards of approximately $26,000,000 and $14,000,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2014, while the federal carry forwards will expire intermittently through 2029.

Note 6. Related party transactions

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

In December 2001, the Company engaged Steven Rotman to provide consulting services to the Company. During the three months ended March 31, 2007, the Company incurred $72,000 of consulting fees paid to Steven Rotman, who elected to receive this compensation in the form of options under the 2001 Plan.

As of December 31, 2006, the Company owed Steven Rotman $80,000 in principal, and $40,322 in interest at 8%. Interest expense charged to operations during the three months ended March 31, 2008 related to this obligation was $1,600. Late in 2007 the Company repaid the $80,000 of principal plus $46,598 of then outstanding interest through the issuance of 527,488 restricted shares of the Company's common stock.

The Company leases facilities, as a tenant at will, from a company in which Steven Rotman is a shareholder. During the three months ended March 31, 2008 and 2007 the Company charged $7,800 to operations under this arrangement.

Note 7. Commitments and contingencies

Lease commitment

The Company leases office facilities in Boston Massachusetts under a five year lease that began in May 2006 requiring monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses, through April 2011.

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2008, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows. In Parshall v. Paid, Inc., Paul L. Parshall filed a lawsuit against the Company in the Court of Common Pleas of Franklin County, Ohio on October 3, 2006. Mr. Parshall claims to be the owner of 423,415 shares represented by Stock Certificate Number 01123.

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

Note 8. Subsequent event

On April 29, 2008 the Company entered into an unsecured $2,500,000 Promissory Note with Lewis Asset Management ("Lender") that is due on April 29, 2009. Amounts outstanding will bear interest at 15%, and for each $100,000 advanced, Lender will receive a warrant for 100,000 shares of the Company's common stock. The warrants are exercisable at $.25 per share and will expire three years from the date of issue. The $50,000 balance of short term debt on the accompanying balance sheet was advanced by Lender and it was included in the Promissory Note.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS.
           ------------------------------------

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchase of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Form 10-KSB filed on March 31, 2008. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

Inventories: Inventories are stated at the lower of average cost or market on a first-in, first-out method. On a periodic basis we review inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, we establish reserves based upon management's experience and assessment of current product demand. The Company's inventories are comprised of merchandise and collectibles that relates to performing artists and athletes and valuation of it is more subjective than with more standard inventories. General economic conditions, tour schedules of performing artists, and the reputation of the performing artists/athletes, might make sale or disposition of these inventories more or less difficult. Any increases in the reserves would cause a decline in profitability, since such increases are recorded as charges against operations.

Revenue recognition: Certain components of revenues are recognized based upon an estimate of value, since they are received in non-monetary transactions. Management estimates the amount of revenue based upon its historical experience in comparable cash transactions or its estimation of the value received, whichever is more reliable in the circumstances. Variations in the reliability of these judgments may result in enhancement or impairment of gross margins and results of operations in future periods.

Results of Operations

The following discussion compares the Company's results of operations for the three months ended March 31, 2008 with those for the three months ended March 31, 2007. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the three months ended March 31, 2008, revenues were $254,000, 90% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists. Sales of the Company's own product and fees from buyers and sellers represented 10% of revenues. Gross sales of the Company's own product were $24,900. Fan experience, fan club membership and related merchandise sales revenues were $228,000. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several other performing artists during 2008. Performing artists typically do not announce tour plans until two to four months in advance of the first show. Several performing artists represented by the Company have announced tours that are scheduled to begin during the second and third quarter of 2008. Some of these tours are expected to continue into the fourth quarter of 2008.

The Company's revenues for the three months ended March 31, 2008 represent a decrease of approximately $214,400 from the same period in 2007 when revenues were $468,400. For the three months ended March 31, 2007, sales of the Company's product were $117,500 or 25% of gross sales, fan club membership and related merchandise sales revenues were $315,200, 67% of gross revenues, and sports marketing revenues were $35,800, or 8% of gross revenues.

The main reasons for the decrease in revenues was an $87,200 decrease related to the tours of performing artists, lower revenues related to sports marketing services of $35,800, and lower sales of Company owned product of approximately $92,700 from the same period in 2007. Revenues related tours of performing artists are dependent upon tour schedules, the popularity of the artist(s) on tour, and whether the tour(s) are domestic or international. There were no artists touring during the three months ended March 31, 2008 and 2007. Gross Profit from celebrity services for the three months ended March 31, 2008 and 2007 was approximately $122,400 and $141,600 respectively. As a result of the lower sales of Company owned product, gross profit from Company owned product sales for the three months ended March 31, 2008 was approximately $14,700, $100,000 less than in 2007.

Operating Expenses. Total operating expenses for the three months ended March 31, 2008 were $1,028,900 compared to $1,198,400 in 2007, a decrease of $169,500.

Sales, general and administrative ("SG&A") expenses for the three months ended March 31, 2008 were $940,700, compared to $1,100,100 for the three months ended March 31, 2007. The decrease of $159,400 in SG&A costs includes decreases in payroll and related costs of $65,000, credit card commissions of $14,000, travel of $55,900, tour expenses of $7,000, shipping and postage of $12,200, and professional fees of $137,000, offset by an increase in share based compensation of $113,000. The credit card commissions and postage and shipping decreases are principally attributable to lower levels of tours, both current and those to begin after the end of the quarter, of performing artists.

Costs associated with planning, maintaining and operating our web sites for the three months ended March 31, 2008 decreased by $10,100 from 2007. This decrease is due primarily to decreases in computer costs of $9,500 and depreciation of $9,000, offset by an increase in consulting costs of $9,200.

Net Loss. The Company realized a net loss for the three months ended March 31, 2008 of $861,100 compared to a net loss of $917,200 for the three months ended March 31, 2007. Losses for both years represent less than $.01 per share.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

At March 31, 2008, total assets of the Company were $1,628,000 compared to $1,771,000 at December 31, 2007.

Operating Cash Flows

A summarized reconciliation of the Company's net losses to cash provided by (used in) operating activities for the three months ended March 31, 2008 compared to March 31, 2007, is as follows:

                                                                       2008          2007
                                                                   -----------   -----------
Net loss                                                            $ (861,100)   $ (917,200)
Depreciation and amortization                                           23,000        33,000
Option compensation                                                    113,000            --
Intrinsic value of stock options awarded in payment of services        281,000       491,000
Net current assets and liabilities associated with advance
   ticketing                                                                --       364,000
Changes in current assets and liabilities                              101,100      (347,400)
                                                                   -----------   -----------

Net cash provided by (used in) operating activities                ($  343,000)  ($  376,600)
                                                                   ===========   ===========

Working Capital and Liquidity

The Company had cash and cash equivalents of $87,000 at March 31, 2008, compared to $265,000 at December 31, 2007. The Company had $595,000 of working capital at March 31, 2008 compared to $923,000 at December 31, 2007. At March 31, 2008 current liabilities were $963,000 compared to $762,000 at December 31, 2007. Current liabilities increased at March 31, 2008 compared to December 31, 2007 primarily due to new short term debt and higher levels of accounts payable.

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2007. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits for the remainder of 2008 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. In addition, our suite of management tools and patented shipping calculator solutions for small ecommerce enterprises, and web hosting are expected to increase revenues and result in higher total gross profit. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months. These resources include call options, expiring on May 9, 2009, for approximately 515,000 shares of common stock, which, once assigned by the Company, can generate between $85,000 and $275,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. In addition, in April 2008 the Company entered into a financing agreement for up to $2,500,000 of additional financing and management is exploring opportunities to monetize its recently issued patent. However, there can be no assurance that all of the financing will be received, that assignment of the call options can be concluded on reasonably acceptable terms, or that the Company will be successful in monetizing its patent. Finally, management is seeking alternative sources of capital to support operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
            -----------------------------------------------------------

      No discussion is required pursuant to Form 10-Q Instruction to paragraph 305(c).

ITEM 4.     CONTROLS AND PROCEDURES
            -----------------------

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

Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that our internal controls over financial reporting were not effective as of March 31, 2008 due to our inability to perform sufficient testing of internal controls on financial reporting. A factor for our internal control deficiencies is the small size of the Company and the lack of a financial expert on the Audit Committee of the Board of Directors and other corporate governance controls. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance. Please refer to Item8A(T) of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 for a further description of this material weakness in internal control over financial reporting.

      Changes in Internal Control Over Financial Reporting

      There was no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.     LEGAL PROCEEDINGS
            -----------------

      There have been no material developments with respect to any previously reported legal proceedings.

ITEM 1A.    RISK FACTORS
            ------------

      There are no material changes for the risk factors previously disclosed on Form 10-KSB for the year ended December 31, 2007.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
            -----------------------------------------------------------

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            -------------------------------

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

      None.

ITEM 5.     OTHER INFORMATION
            -----------------

      None.

ITEM 6.     EXHIBITS
            --------

            4.1 Form of Warrant to Lewis Asset Management with respect to Promissory Note dated April 29, 2008

            10.1  Amendment No. 3 to Settlement Agreement and Mutual Release

            10.2 Promissory Note dated April 29, 2008 for up to $2,500,000 to Lewis Asset Management

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

                                   PAID, INC.
                                   Registrant

Date: May 12, 2008                 /s/ Gregory Rotman
      ------------                 ---------------------------------------------
                                   Gregory Rotman, President

Date: May 12, 2008                 /s/ Richard Rotman
      ------------                 ---------------------------------------------
                                   Richard Rotman, Chief Financial Officer, Vice
                                   President and Secretary

                                LIST OF EXHIBITS

Exhibit No. Description
-----------------------

      4.1 Form of Warrant to Lewis Asset Management with respect to Promissory Note dated April 29, 2008

      10.1  Amendment No. 3 to Settlement Agreement and Mutual Release

      10.2 Promissory Note dated April 29, 2008 for up to $2,500,000 to Lewis Asset Management

      31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

      31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

      32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002