Form 10-Q
period 2008-06-30
PAID INC
filed 2008-08-11
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

Large accelerated filer |_|             Accelerated Filer |X|

Non-accelerated filer   |_|             Smaller reporting company |_|
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      As of August 5, 2008, the issuer had outstanding 239,557,727 shares of its Common Stock, par value $.001 per share.

                                   Paid, Inc.
                                 and Subsidiary
                                    Form 10-Q
                For the Three and Six Months ended June 30, 2008

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1. Financial Statements

                 Consolidated Balance Sheets
                 June 30, 2008 (unaudited) and December 31, 2007.......................3

                 Consolidated Statements of Operations
                 Three and Six months ended June 30, 2008 and
                 2007 (unaudited)......................................................4

                 Consolidated Statements of Cash Flows
                 Six months ended June 30, 2008 and
                 2007 (unaudited)......................................................5

                 Consolidated Statements of Changes in Shareholders' Equity
                 Six months ended June 30, 2008
                 (unaudited)...........................................................6

                 Notes to Consolidated Financial Statements
                 Six months ended June 30, 2008 and 2007............................7-16

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations....................................................17

     Item 3. Quantitative and Qualitative Disclosures About Market Risk...............21

     Item 4. Controls and Procedures..................................................21

Part II - Other Information

    Item 1.  Legal Proceedings........................................................22

    Item 1A. Risk Factors.............................................................23

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .............23

    Item 3.  Defaults Upon Senior Securities..........................................23

    Item 4.  Submission of Matters to a Vote of Security Holders......................23

    Item 5.  Other Information .......................................................23

    Item 6.  Exhibits ................................................................23

    Signatures........................................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PAID, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30,         December 31,
                                   ASSETS                           2008               2007
                                                                    ----               ----
                                                                (unaudited)         (audited)
Current assets:
       Cash and cash equivalents                               $    157,182       $    264,811
       Accounts receivable                                          228,792                 --
       Inventories, net                                           1,243,570          1,195,689
       Prepaid expenses and other current assets                    238,794            185,553
       Due from employees                                            42,583             39,362
                                                               ------------       ------------

                          Total current assets                    1,910,921          1,685,415

Property and equipment, net                                          42,881             74,338
Intangible asset, net                                                10,358             10,828
                                                               ------------       ------------

Total assets                                                   $  1,964,160       $  1,770,581
                                                               ============       ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Loans payable                                           $    425,747       $         --
       Accounts payable                                             375,185            272,476
       Accrued expenses                                             517,054            380,276
       Deferred revenues                                            128,298            109,500
                                                               ------------       ------------

                          Total current liabilities               1,446,284            762,252
                                                               ------------       ------------

Commitments and contingencies

Shareholders' equity:
       Common stock, $.001 par value, 350,000,000 shares
         authorized; 238,766,648 and 234,636,742 shares
         issued and outstanding at June 30, 2008 and
         December 31, 2007, respectively                            238,767            234,637
       Additional paid-in capital                                33,413,984         32,083,880
       Accumulated deficit                                      (33,134,875)       (31,310,188)
                                                               ------------       ------------

                          Total shareholders' equity                517,876          1,008,329
                                                               ------------       ------------

Total liabilities and shareholders' equity                     $  1,964,160       $  1,770,581
                                                               ============       ============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three months        Three months        Six months           Six months
                                                          ended June          ended June         ended June           ended June
                                                           30, 2008            30, 2007           30, 2008             30, 2007
                                                        -------------       -------------       -------------       -------------
Revenues                                                $     725,456       $     843,945       $     979,428       $   1,312,366

Cost of revenues                                              360,352             516,780             447,141             704,172
                                                        -------------       -------------       -------------       -------------

Gross profit                                                  365,104             327,165             532,287             608,194
                                                        -------------       -------------       -------------       -------------

Operating expenses:
     Selling, general, and administrative expenses          1,129,536             650,503           2,070,218           1,750,616
     Web site development costs                               172,158              95,683             260,386             193,978
                                                        -------------       -------------       -------------       -------------

        Total operating expenses                            1,301,694             746,186           2,330,604           1,944,594
                                                        -------------       -------------       -------------       -------------

Loss from operations                                         (936,590)           (419,021)         (1,798,317)         (1,336,400)
                                                        -------------       -------------       -------------       -------------

Other income (expense):
     Interest expense                                         (27,146)             (2,076)            (27,146)             (4,339)
     Other income                                                 196               3,909                 776               6,302
                                                        -------------       -------------       -------------       -------------

        Total other income (expense), net                     (26,950)              1,833             (26,370)              1,963
                                                        -------------       -------------       -------------       -------------

Loss before income taxes                                     (963,540)           (417,188)         (1,824,687)         (1,334,437)

Provision for income taxes                                         --                  --                  --                  --
                                                        -------------       -------------       -------------       -------------

Net income (loss)                                            (963,540)      $    (417,188)      $  (1,824,687)      $  (1,334,437)
                                                        =============       =============       =============       =============

Loss per share - basic and diluted                      $       (0.00)      $       (0.00)      $       (0.01)      $       (0.01)
                                                        =============       =============       =============       =============

     Weighted average shares - basic and diluted          237,507,225         225,722,300         236,257,646         224,119,103
                                                        =============       =============       =============       =============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                    2008             2007
                                                                    ----             ----
Operating activities:
     Net loss                                                  $(1,824,687)      $(1,334,437)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                              43,293            65,722
         Bad Debt                                                       --               250
        Share based compensation                                   227,000                --
        Amortization of debt discount                               14,146                --
         Intrinsic value of stock options awarded to
            professionals and consultants in payment
            of fees for services provided                          829,314           702,399
         Intrinsic value of stock options awarded to
            employees in payment of compensation                    35,307           145,230
         Changes in assets and liabilities:
           Accounts receivable                                    (228,792)          (26,003)
           Inventories, net                                        (47,881)          (12,946)
           Deferred expenses                                        (1,650)         (112,339)
           Prepaid expense and other current assets                (54,812)         (142,364)
           Accounts payable                                        102,709           (45,651)
           Accrued expenses                                        136,778          (134,115)
           Deferred revenue                                         18,798           453,767
                                                               -----------       -----------

              Net cash used in operating activities               (750,477)         (440,487)
                                                               -----------       -----------

Investing activities:
     Property and equipment additions                              (11,366)           (3,247)
                                                               -----------       -----------

Financing activities:
     Net proceeds (repayments) of notes and loans payable          500,000           (18,000)
     Proceeds from assignment of call options                      123,464            15,538
     Proceeds from exercise of stock options                        30,750                --
     Proceeds from sale of common stock                                 --           763,400
                                                               -----------       -----------

              Net cash provided by financing activities            654,214           760,938
                                                               -----------       -----------

Net (decrease) increase in cash and cash equivalents              (107,629)          317,204

Cash and cash equivalents, beginning                               264,811           138,326
                                                               -----------       -----------

Cash and cash equivalents, ending                              $   157,182       $   455,530
                                                               ===========       ===========

                      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

     Income taxes                                              $     2,453       $        --
                                                               ===========       ===========

     Interest                                                  $        --       $     1,121
                                                               ===========       ===========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2008
                                   (Unaudited)

                                                                   Common stock         Additional
                                                             -----------------------      Paid-in      Accumulated
                                                               Shares        Amount       Capital         Deficit           Total
                                                             -----------    --------    -----------    ------------     -----------
Balance, December 31, 2007                                   234,636,742    $234,637    $32,083,880    $(31,310,188)    $ 1,008,329

Issuance of common stock pursuant to exercise of stock
  options granted to employees for services                      146,479         146         35,161              --          35,307

Issuance of common stock pursuant to exercise of stock
  options granted to professionals and consultants             3,233,427       3,234        826,080              --         829,314

Proceeds from assignment of call options                              --          --        123,464              --         123,464

Options exercised                                                750,000         750         30,000              --          30,750

Issuance of warrants in conjunction with loans payable                --          --         88,399              --          88,399

Share based compensation related to issuance of
  incentive stock options                                             --          --        227,000              --         227,000

Net loss                                                              --          --             --      (1,824,687)     (1,824,687)
                                                             -----------    --------    -----------    ------------     -----------

Balance, June 30, 2008                                       238,766,648    $238,767    $33,413,984    $(33,134,875)    $   517,876
                                                             ===========    ========    ===========    ============     ===========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

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

Liquidity

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2007. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits for the remainder of 2008 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. In addition, our suite of management tools and patented shipping calculator solutions for small ecommerce enterprises, and web hosting are expected to increase revenues and result in higher total gross profit. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months. These resources include call options, expiring on May 9, 2009, for approximately 435,000 shares of common stock, which, once assigned by the Company, can generate between $72,000 and $231,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. In addition, in April 2008 the Company entered into a financing agreement for up to $2,500,000 of additional financing and management is exploring opportunities to monetize its recently issued patent. However, there can be no assurance that all of the financing will be received, that assignment of the call options can be concluded on reasonably acceptable terms, or that the Company will be successful in monetizing its patent. Finally, management is seeking alternative sources of capital to support operations.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at both June 30, 2008 and December 31, 2007 the Company provided for reserves totaling $325,000.

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

Fan experiences sales include experiences at concerts and other events conducted by performing artists and/or tickets. Revenues associated with these fan experiences are reported gross following the criteria of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", and are deferred until the related event has been concluded, at which time the revenues and related direct costs are recognized.

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

Advertising Costs

Advertising costs, totaling approximately $27,000 in 2008 and $31,000 in 2007, are charged to expense when incurred.

Shipping and Handling Fees and Costs

All amounts billed to customers in sales transactions related to shipping and handling represent revenues earned and are reported as revenues. Costs incurred by the Company for shipping and handling totaling $41,500 and $57,000 in 2008 and 2007, respectively, are reported as a component of selling, general and administrative expenses.

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

Approximately 75% of the Company's revenues for the six months ended June 30, 2008 were generated from fan experiences and sales of merchandise related to two performing artists, Aerosmith and Return to Forever while approximately 84% of the Company's revenues for the six months ended June 30, 2007 were generated from fan experiences and sales of merchandise related to one performing artist, Aerosmith.

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

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 30,886,054 shares and 27,136,054 shares at June 30, 2008 and 2007, respectively, have been excluded from the computation of diluted earnings per share because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each year.

Fair Value Measurements

On January 1, 2008 the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Adoption of SFAS 157 had no material impact on the Company's financial statements for the six months ended June 30, 2008.

On January 1, 2008 the Company adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. Adoption of SFAS 157 had no material impact on the company's financial statements for the six months ended June 30, 2008.

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

In December 2007, the SEC issued Staff Accounting Bulletin 110. SAB 110 expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised
2004). SAB 110 is not expected to have a significant impact on the consolidated financial statements.

Note 2. Patent

In January 2008, the United States Patent and Trademark Office issued the Company's patent #7324968 providing the Company with the rights granted to patent holders, including the ability to seek licenses for patent use and to protect the patent from infringement. The Company's patent is for the real-time calculation of shipping costs for items purchased online using a zip code as a destination location indicator. It includes shipping charge calculations across multiple carriers and accounts for additional characteristics of the item being shipped, such as weight, special packaging or handling, and insurance costs.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

                                              June 30,             December 31,
                                                2008                  2007
                                                ----                  ----
Interest                                      $ 16,879              $  3,879
Payroll and related costs                      173,662               169,969
Professional and consulting fees               232,769               164,145
Commissions                                     62,000                13,965
Other                                           31,744                28,318
                                              --------              --------
                                              $517,054              $380,276
                                              ========              ========

Note 4. Note Payable

On April 29, 2008 the Company entered into an unsecured $2,500,000 Promissory Note with Lewis Asset Management ("Lender") that is due on April 29, 2009. Amounts outstanding bear interest at 15%, and for each $100,000 advanced, Lender will receive a warrant for 100,000 shares of the Company's common stock. The warrants are exercisable at $.25 per share and will expire three years from the date of issue. At June 30, 2008 the balance outstanding under this arrangement was $500,000 which is presented net of the related unamortized warrant valuation of $74,253.

The fair value of the warrants was $88,399 estimated at the date of issue using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              2008
                                              ----

           Expected term                      3 years
           Expected volatility                117.00%
           Expected dividends                 None
           Risk free interest rate            3.88%

Note 5. Common Stock

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

As of June 30, 2008 the Company had assigned options to purchase a total of 1,565,000 shares of stock from Leslie Rotman to certain individuals in exchange for $567,734. The Company assigned 340,000 and 50,000 during the six months ended June 30, 2008 and 2007 in exchange for $123,464 and $15,538, respectively. The proceeds from the assignments of these options were added to additional paid in capital of the Company. At June 30, 2008, 435,000 call options remain outstanding.

Warrants

During the year ended December 31, 2005, the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor paid the Company $50,000 as a deposit ("Deposit") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time within one year of the Agreement at $.15 per share. During 2006 the expiration date of the Warrant was extended to June 1, 2008 upon receipt of an additional $50,000 payment. On June 1, 2008, the expiration date of the warrant was extended to June 30, 2009 pending receipt of an additional $10,000 deposit. If exercised, all deposits totaling $110,000 will be applied as partial payment of the exercise price. If the Warrants are not exercised by June 1, 2009 the deposits will be forfeited. The deposits have been recorded in Additional Paid in Capital as received.

Share-based Incentive Plans

Stock Option Plans

At June 30, 2008, the Company had a number of stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

The 1999 Plan ("1999 Plan") provides for the award of non-qualified options for up to 1,000,000 shares. The maximum number of shares currently reserved for issuance is 492,000 shares. The options granted have ten-year contractual terms and vested either immediately or annually over a five-year term. There were no options granted under this plan during 2008 and 2007 and at both June 30, 2008 and December 31, 2007 there were 37,000 options outstanding with a weighted average exercise price of $1.625.

In July 1999, the Company's Board of Directors adopted, subject to stockholders' approval, the 1999 Omnibus Share Plan (the "Omnibus Plan") that provides for both incentive and non-qualified stock options, stock appreciation rights and other awards to directors, officers, and employees of the Company to purchase or receive up to 1,000,000 shares of the Company's stock. A committee of the Board of Directors ("Committee") establishes the option price at the time each option is granted, which price may, in the discretion of the Committee, be less than 100% of the fair market value of the shares on the date of the grant. Any options granted will have a maximum term of ten years and will be exercisable during a period as specified by the Committee. No options have ever been granted under the Omnibus Plan.

The 2002 Plan ("2002 Plan") provides for the award of qualified and non-qualified options for up to 30,000,000 shares. As of June 30, 2008 there are no shares currently reserved for issuance. The options granted have ten-year contractual terms and vested either immediately or over a four-year term. Information with respect to stock options granted under the above plans is as follows:

                                                                          Weighted
                                                                      average exercise
                                                   Number of shares    price per share
                                                   ----------------    ---------------
      Options outstanding at December 31, 2007         24,000,000         $.041
             Granted                                    5,000,000         $.415
             Exercised                                   (750,000)         .041
                                                       ----------
      Options outstanding at June 30, 2008             28,250,000         $.107
                                                       ==========

The grant date fair value of the Company's 2008 option grants was $1,815,000 estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                  2008
                                                                  ----

       Expected term (based upon historical experience)         6 years
       Expected volatility                                      120.38%
       Expected dividends                                         None
       Risk free interest rate                                   3.75%

The incremental fair value calculated using the above assumptions over the intrinsic value was determined to be $1,815,000 which is being amortized over the four year vesting period of the grant resulting in $227,000 being charged to operations during the six months ended June 30, 2008.

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

                                                                             Weighted
                                                                         average exercise
                                                    Number of shares     price per share
                                                    ----------------     ---------------
      Options outstanding at December 31, 2007              99,054         $     .001
                  Granted                                3,379,906               .001
                  Exercised                             (3,379,906)              .001
                                                        ----------
      Options outstanding at June 30, 2008                  99,054         $     .001
                                                        ==========

A summary of the awards granted under this plan during the six months ended June 30, 2008 and 2007 is as follows:

                                                       Number of       Intrinsic
                                                         Shares          Value
                                                         ------          -----

                                                                   2008
                                                                   ----

      Employee payroll                                    146,479       $ 35,308
      Consulting and professional fees                  3,233,427        622,314
                                                        ---------       --------
      Total                                             3,379,906       $657,622
                                                        =========       ========
                                                                   2007
                                                                   ----

      Employee payroll                                    464,348       $145,230
      Consulting and professional fees                  3,799,477        712,399
                                                        ---------       --------
      Total                                             4,263,825       $857,629
                                                        =========       ========

At June 30, 2008 the maximum number of shares reserved for issuance was 3,986,900 shares. The options granted have ten-year contractual terms and vest immediately.

The fair value of the Company's 2008 and 2007 option grants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                           2008           2007
                                                           ----           ----

Expected term (based upon historical experience)          <1 week        <1 week
Expected volatility                                       116.73%        118.48%
Expected dividends                                         None           None
Risk free interest rate                                    3.82%           4%

The incremental fair value calculated using the above assumptions over the intrinsic value was determined to be immaterial and no related additional share based compensation has been recorded.

All but 5,000,000 options outstanding at June 30, 2008 are fully vested and exercisable. Information pertaining to options outstanding at June 30, 2008 is as follows:

                             Options Outstanding

                                           Weighted Average         Aggregate
                         Number of            Remaining            Intrinsic
   Exercise Prices         Shares         Contractual Life           Value
   ---------------         ------         ----------------           -----
        $1.62                37,000              1.00                       --
         .001                99,054              6.25              $    24,665
         .041            23,250,000              4.25                4,859,250
         .415             5,000,000              9.50                       --
                         ----------
                         28,386,054
                         ==========

The total intrinsic value of options exercised during the six months ended June 30, 2008 under all plans was $167,000 in exchange for $30,750 of cash.

Note 6. Income Taxes

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

The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The periods from 2004-2007 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the six months ended June 30, 2008.

There was no provision for income taxes for the three and six months ended June 30, 2008 and 2007 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of significant temporary differences and carry forwards that give rise to deferred taxes are as follows:

                                                June 30,      December 31,
                                                  2008            2007
                                                  ----            ----
Federal net operating loss carry forwards    $  8,765,000     $ 8,206,000
State net operating loss carry forwards         1,454,000       1,273,000
                                             ------------     -----------
                                               10,219,000       9,479,000
Valuation reserve                             (10,219,000)     (9,479,000)
                                             ------------     -----------
Net deferred tax asset                       $         --     $        --
                                             ============     ===========

The valuation reserve applicable to net deferred tax asset as of June 31, 2008 and December 31, 2007 is due to the likelihood of the deferred tax not to be utilized.

At June 30, 2008, the Company has federal and state net operating loss carry forwards of approximately $25,800,000 and $15,300,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2014, while the federal carry forwards will expire intermittently through 2029.

Note 7. Related Party Transactions

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

The Company leases facilities, as a tenant at will, from a company in which Steven Rotman is a shareholder. During each of the six months ended June 30, 2008 and 2007 the Company charged $15,500 to operations under this arrangement.

In December 2001, the Company engaged Steven Rotman to provide consulting services to the Company. During the six months ended June 30, 2007, the Company incurred $72,000 of consulting fees paid to Steven Rotman, who elected to receive this compensation in the form of options under the 2001 Plan.

As of December 31, 2006, the Company owed Steven Rotman $80,000 in principal, and $40,322 in interest at 8%. Interest expense charged to operations during the six months ended June 30, 2007 related to this obligation was $3,200. Late in 2007 the Company repaid the $80,000 of principal plus $46,598 of then outstanding interest through the issuance of 527,488 restricted shares of the Company's common stock.

Note 8. Commitments and Contingencies

Lease Commitment

The Company leases office facilities in Boston Massachusetts under a five year lease requiring monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses, through April 2011.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of June 30, 2008, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows. In Parshall v. Paid, Inc., Paul L. Parshall filed a lawsuit against the Company in the Court of Common Pleas of Franklin County, Ohio on October 3, 2006. Mr. Parshall claims to be the owner of 423,415 shares represented by Stock Certificate Number 01123. Mr. Parshall was affiliated with a previous transfer agent of the Company. Mr. Parshall seeks damages equal to the market value of the shares and for any loss for not recognizing the shares. The Company disputes Mr. Parshall's claims.

According to the Company's transfer agent, the Company's stock records show that Stock Certificate Number 01123 was cancelled on May 15, 1997. The Company filed a motion to dismiss based on lack of personal jurisdiction through its Ohio counsel. The Court of Common Pleas granted the Company's motion to dismiss on November 7, 2007. Mr. Parshall appealed the decision. On June 26, 2008, the Ohio Court of Appeals, Tenth Appellate District, Franklin County, Ohio, affirmed the lower court's decision to dismiss. The Company is not aware of Mr. Parshall's plans to further pursue this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable; the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Exhibit 99, "Risk Factors", in the Company's Form 10-KSB for the fiscal year ended December 31, 2007.

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

Overview

Our primary focus is to provide businesses and clients with marketing, management, merchandising, auction management, website hosting, and authentication services for the entertainment, sports and collectible industries. We offer entertainers and athletes official web sites and fan club services including e-commerce, VIP ticketing, fan club management, fan experiences, storefronts, articles, polls, message boards, contests, biographies and custom features. We also sell merchandise for celebrities, through official fan websites, on tour or at retail. Our celebrity services proprietary content management system provides an opportunity for our clients to offer more information, merchandise and experiences to their customers and communities. We provide business management tools for online retailers, through AuctionInc, which utilizes to our patented shipping calculator and automated auction checkout and order processing system.

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

Revenue recognition: Certain components of revenues are recognized based upon estimates of value, since they are received in non-monetary transactions. Management estimates the amount of revenue based upon its historical experience in comparable cash transactions or its estimation of the value received, whichever is more reliable in the circumstances. Variations in the reliability of these judgments may result in enhancement or impairment of gross margins and results of operations in future periods.

Results of Operations

Three months ended June 30, 2008 to three months ended June 30, 2007

The following discussion compares the Company's results of operations for the three months ended June 30, 2008 with those for the three months ended June 30, 2007. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the three months ended June 30, 2008, revenues were $725,500, 89% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists. Sales of the Company's own product and fees from buyers and sellers represented 8% of revenues. Gross sales of the Company's own product were $56,500. Fan experience, fan club membership and related merchandise sales revenues were $644,300. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several other performing artists during 2008. Performing artists typically do not announce tour plans until two to four months in advance of the first show. Several performing artists represented by the Company have announced tours that are scheduled to begin during the third quarter of 2008. In addition, several celebrities represented by the Company have announced events for the third and fourth quarters of 2008. Some of these tours are expected to continue into 2009.

The Company's revenues for the three months ended June 30, 2008 represent a decrease of approximately $118,500 from the same period in 2007 when revenues were $843,900. For the three months ended June 30, 2007, sales of the Company's product were $21,100 or 3% of gross sales and fan club membership and related merchandise sales revenues were $812,600, 96% of gross revenues.

The main reasons for the decrease in revenues was a $168,300 decrease related to the tours of performing artists, but was offset by higher sales of Company owned product of approximately $35,300 from the same period in 2007. Fan experience packages marketed for certain artists include a ticket of admission, while for others they do not. Fan experiences for the artist on tour in 2008 did not include tickets, while those for the artist on tour in 2007 did. Revenues related to tours of performing artists are dependent upon tour schedules, the popularity of the artist(s) on tour, and whether the tour(s) are domestic or international. There was one artist touring during the three months ended June 30, 2008 and a different artist touring during the second quarter of 2007. Gross Profit from celebrity services for the three months ended June 30, 2008 and 2007 was approximately $286,000 and $311,500 respectively. As a result of the higher sales of Company owned products, gross profit from Company owned product sales for the three months ended June 30, 2008 was approximately $54,500, $48,900 more than in 2007.

Operating Expenses. Total operating expenses for the three months ended June 30, 2008 were $1,301,700 compared to $746,200 in 2007, an increase of $555,500.

Sales, general and administrative ("SG&A") expenses for the three months ended June 30, 2008 were $1,129,500, compared to $650,500 for the three months ended June 30, 2007. The increase of $479,000 in SG&A costs includes increases in payroll and related costs of $43,400, share based compensation of $114,000, professional fees, principally related to business development, of $352,100, and shipping and postage of $3,200 offset by decreases in credit card commissions of $18,300, travel of $2,000, and tour expenses of $5,300. The credit card commissions and postage and shipping decreases are principally attributable to lower levels of tours of performing artists, both current and those to begin after the end of the quarter.

Costs associated with planning, maintaining and operating our web sites for the three months ended June 30, 2008 increased by $76,500 from 2007. This increase is due primarily to increases in payroll and related costs of $75,200, consulting of $7,800, and computer costs of $6,000 offset by a decrease in depreciation of $12,500.

Interest expense. Interest expense was $27,000 for the three months ended June 30, 2008, $25,000 greater than in the comparable 2007 period. This increase is due to $14,000 of amortization of debt discount and higher levels of borrowing in 2008.

Net Loss. The Company realized a net loss for the three months ended June 30, 2008 of $963,500 compared to a net loss of $417,200 for the three months ended June 30, 2007. Losses for both years represent less than $.01 per share.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Six months ended June 30, 2008 to six months ended June 30, 2007

The following discussion compares the Company's results of operations for the six months ended June 30, 2008 with those for the six months ended June 30, 2007. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the six months ended June 30, 2008, revenues were $979,400, 89% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists. Sales of the Company's own product and fees from buyers and sellers represented 8% of revenues. Gross sales of the Company's own product were $81,400. Fan experience, fan club membership and related merchandise sales revenues were $872,300. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several other performing artists during 2008. Performing artists typically do not announce tour plans until two to four months in advance of the first show. Several performing artists represented by the Company have announced tours that are scheduled to begin during the third quarter of 2008. In addition, several celebrities represented by the Company have announced events for the third and fourth quarters of 2008. Some of these tours are expected to continue into 2009.

The Company's revenues for the six months ended June 30, 2008 represent a decrease of approximately $332,900 from the same period in 2007 when revenues were $1,312,400. Fan experience packages marketed for certain artists include a ticket of admission, while for others they do not. Fan experiences for the artist(s) on tour in 2008 did not include tickets, while those for the artist(s) on tour in 2007 did. For the six months ended June 30, 2007, sales of the Company's product were $83,000 or 6% of gross sales, fan club membership and related merchandise sales revenues were $1,172,500, 89% of gross revenues, and sports marketing revenues were $35,800, or 3% of gross revenues.

The main reasons for the decrease in revenues was a $300,200 decrease related to the tours of performing artists and lower revenues related to sports marketing services of $35,800 from the same period in 2007. Revenues related to tours of performing artists are dependent upon tour schedules, the popularity of the artist(s) on tour, and whether the tour(s) are domestic or international. There was one artist touring during the six months ended June 30, 2008 and a different artist touring during the comparable period in 2007. Gross profit from celebrity services for the six months ended June 30, 2008 and 2007 was approximately $437,400 and $495,200 respectively.

Operating Expenses. Total operating expenses for the six months ended June 30, 2008 were $2,330,600 compared to $1,944,600 in 2007, an increase of $386,000.

Sales, general and administrative ("SG&A") expenses for the six months ended June 30, 2008 were $2,070,200, compared to $1,750,600 for the six months ended June 30, 2007. The increase of $319,600 in SG&A costs includes increases in professional fees, principally related to business development, of $215,000 and share based compensation of $227,000, offset by decreases in payroll and related costs of $21,600, credit card commissions of $32,400, travel of $2,300, tour expenses of $12,600, and shipping and postage of $9,000.

Costs associated with planning, maintaining and operating our web sites for the six months ended June 30, 2008 increased by $66,400 from 2007. This increase is due primarily to increases in computer costs of $15,100 and payroll and related costs of $74,500 offset by a $21,500 decrease in depreciation.

Interest expense. Interest expense was $27,100 for the six months ended June 30, 2008, $22,800 greater than in the comparable 2007 period. This increase is due to $14,000 of amortization of debt discount and higher levels of borrowing in 2008.

Net Loss. The Company realized a net loss for the six months ended June 30, 2008 of $1,824,700 compared to a net loss of $1,334,400 for the six months ended June 30, 2007. Losses for both years represent $.01 per share.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Assets

At June 30, 2008, total assets of the Company were $1,964,000 compared to $1,771,000 at December 31, 2007.

Operating Cash Flows

A summarized reconciliation of the Company's net losses to cash used in operating activities for the six months ended June 30, 2008 compared to June 30, 2007, is as follows:

                                                                             2008           2007
                                                                             ----           ----
Net loss                                                                $(1,824,700)    $(1,334,400)
Depreciation and amortization                                                43,300          65,700
Option compensation                                                         227,000              --
Amortization of debt discount                                                14,100              --
Intrinsic value of stock options awarded
in payment of services                                                      864,600         847,600
Net current assets and liabilities associated with advance ticketing         18,800         453,800
Changes in current assets and liabilities                                   (93,600)       (365,900)
                                                                        -----------     -----------
Net cash provided by (used in) operating activities                     $  (750,500)    $  (333,200)
                                                                        ===========     ===========

Working Capital and Liquidity

The Company had cash and cash equivalents of $157,000 at June 30, 2008, compared to $265,000 at December 31, 2007. The Company had $465,000 of working capital at June 30, 2008 compared to $923,000 at December 31, 2007. At June 30, 2008 current liabilities were $1,446,000 compared to $762,000 at December 31, 2007. Current liabilities increased at June 30, 2008 compared to December 31, 2007 primarily due to new short term debt and higher levels of accounts payable and accrued expenses.

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2007. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits for the remainder of 2008 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. In addition, our suite of management tools and patented shipping calculator solutions for small ecommerce enterprises, and web hosting are expected to increase revenues and result in higher total gross profit. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months. These resources include call options, expiring on May 9, 2009, for approximately 435,000 shares of common stock, which, once assigned by the Company, can generate between $72,000 and $231,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. In addition, in April 2008 the Company entered into a financing agreement for up to $2,500,000 of additional financing and management is exploring opportunities to monetize its recently issued patent. However, there can be no assurance that all of the financing will be received, that assignment of the call options can be concluded on reasonably acceptable terms, or that the Company will be successful in monetizing its patent. Finally, management is seeking alternative sources of capital to support operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      No discussion is required pursuant to Form 10-Q Instruction to paragraph 305(c).

ITEM 4. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      The Company's management, including the President of the Company and the Chief Financial Officer of the Company, has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective, except with respect to material weaknesses in internal control over financial reporting described below, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls during the last fiscal quarter and as of the end of the period covered by this quarterly report or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that our internal controls over financial reporting were not effective as of June 30, 2008 due to our inability to perform sufficient testing of internal controls on financial reporting. A factor for our internal control deficiencies is the small size of the Company and the lack of a financial expert on the Audit Committee of the Board of Directors and other corporate governance controls. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance. Please refer to Item 8A(T) of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 for a further description of this material weakness in internal control over financial reporting.

      Changes in Internal Control Over Financial Reporting

      There was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In the normal course of business, the Company periodically becomes involved in litigation. As of June 30, 2008, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows. In Parshall v. Paid, Inc., Paul L. Parshall filed a lawsuit against the Company in the Court of Common Pleas of Franklin County, Ohio on October 3, 2006. Mr. Parshall claims to be the owner of 423,415 shares represented by Stock Certificate Number 01123. Mr. Parshall was affiliated with a previous transfer agent of the Company. Mr. Parshall seeks damages equal to the market value of the shares and for any loss for not recognizing the shares. The Company disputes Mr. Parshall's claims.

      According to the Company's transfer agent, the Company's stock records show that Stock Certificate Number 01123 was cancelled on May 15, 1997. The Company filed a motion to dismiss based on lack of personal jurisdiction through its Ohio counsel. The Court of Common Pleas granted the Company's motion to dismiss on November 7, 2007. Mr. Parshall appealed the decision. On June 26,

2008, the Ohio Court of Appeals, Tenth Appellate District, Franklin County, Ohio, affirmed the lower court's decision to dismiss.

ITEM 1A. RISK FACTORS

      There are no material changes for the risk factors previously disclosed on Form 10-KSB for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

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

                                         PAID, INC.
                                         Registrant


Date:   August 11, 2008                  /s/ Gregory Rotman
      --------------------               ---------------------------------------
                                         Gregory Rotman, President


Date:   August 11, 2008                  /s/ Richard Rotman
      --------------------               ---------------------------------------
                                         Richard Rotman, Chief Financial Officer

                                LIST OF EXHIBITS

Exhibit No.   Description
-----------   -----------

    31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

    31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

    32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002