Form 10-Q
period 2008-09-30
PAID INC
filed 2008-11-10
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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

      As of November 2, 2008, the issuer had outstanding 250,297,930 shares of its Common Stock, par value $.001 per share.

                                   Paid, Inc.
                                 and Subsidiary
                                    Form 10-Q
             For the Three and Nine Months ended September 30, 2008

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1.      Financial Statements

                           Consolidated Balance Sheets
                           September 30, 2008 (unaudited) and December 31, 2007..................3

                           Consolidated Statements of Operations
                           Three and Nine Months ended September 30, 2008 and
                           2007 (unaudited)......................................................4

                           Consolidated Statements of Cash Flows
                           Nine Months ended September 30, 2008 and
                           2007 (unaudited)......................................................5

                           Consolidated Statements of Changes in Shareholders' Equity
                           Nine Months ended September 30, 2008
                           (unaudited)...........................................................6

                           Notes to Consolidated Financial Statements
                           Nine Months ended September 30, 2008 and 2007.........................7-16

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................17

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.....................21

     Item 4.      Controls and Procedures........................................................22

Part II - Other Information

    Item 1.    Legal Proceedings.................................................................22

    Item 1A.   Risk Factors......................................................................23

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ......................23

    Item 3.    Defaults Upon Senior Securities...................................................23

    Item 4.    Submission of Matters to a Vote of Security Holders...............................23

    Item 5.    Other Information ................................................................23

    Item 6.    Exhibits .........................................................................23

    Signatures...................................................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PAID, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                               September 30,      December 31,
                            ASSETS                                 2008               2007
                                                                   ----               ----
                                                               (unaudited)         (audited)
Current assets:
       Cash and cash equivalents                               $    435,741       $    264,811
       Accounts receivable                                          123,768                 --
       Inventories, net                                           1,165,115          1,195,689
       Prepaid expenses and other current assets                    463,395            185,553
       Due from employees                                            41,732             39,362
                                                               ------------       ------------

          Total current assets                                    2,229,751          1,685,415

Property and equipment, net                                          38,131             74,338
Intangible asset, net                                                10,123             10,828
                                                               ------------       ------------

Total assets                                                   $  2,278,005       $  1,770,581
                                                               ============       ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Notes payable                                           $    935,612       $         --
       Accounts payable                                             303,615            272,476
       Accrued expenses                                             835,736            380,276
       Deferred revenues                                             78,780            109,500
                                                               ------------       ------------

          Total current liabilities                               2,153,743            762,252
                                                               ------------       ------------

Commitments and contingencies

Shareholders' equity:
       Common stock, $.001 par value, 350,000,000 shares
        authorized; 241,521,487 and 234,636,742 shares
        issued and outstanding at September 30, 2008 and
        December 31, 2007, respectively                             241,522            234,637
       Additional paid-in capital                                34,239,703         32,083,880
       Accumulated deficit                                      (34,356,963)       (31,310,188)
                                                               ------------       ------------

          Total shareholders' equity                                124,262          1,008,329
                                                               ------------       ------------

Total liabilities and shareholders' equity                     $  2,278,005       $  1,770,581
                                                               ============       ============


           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months        Three months         Nine months         Nine months
                                                            ended              ended                ended               ended
                                                          September           September           September           September
                                                          30, 2008            30, 2007            30, 2008            30, 2007
                                                        -------------       -------------       -------------       -------------
Revenues                                                $     945,257       $   1,586,602       $   1,924,685       $   2,898,968

Cost of revenues                                              653,762           1,006,081           1,100,903           1,710,253
                                                        -------------       -------------       -------------       -------------

Gross profit                                                  291,495             580,521             823,782           1,188,715
                                                        -------------       -------------       -------------       -------------

Operating expenses:
     Selling, general, and administrative expenses          1,377,195             911,970           3,447,414           2,662,586
     Web site development costs                                96,145             114,607             356,531             308,585
                                                        -------------       -------------       -------------       -------------

        Total operating expenses                            1,473,340           1,026,577           3,803,945           2,971,171
                                                        -------------       -------------       -------------       -------------

Loss from operations                                       (1,181,845)           (446,056)         (2,980,163)         (1,782,456)
                                                        -------------       -------------       -------------       -------------

Other income (expense):
     Interest expense                                         (40,636)             (1,871)            (67,782)             (6,210)
     Other income                                                 394               5,321               1,170              11,623
                                                        -------------       -------------       -------------       -------------

        Total other income (expense), net                     (40,242)              3,450             (66,612)              5,413
                                                        -------------       -------------       -------------       -------------

Loss before income taxes                                   (1,222,087)           (442,606)         (3,046,775)         (1,777,043)

Provision for income taxes                                         --                  --                  --                  --
                                                        -------------       -------------       -------------       -------------

Net (loss)                                                 (1,222,087)      $    (442,606)      $  (3,046,775)      $  (1,777,043)
                                                        =============       =============       =============       =============

Loss per share - basic and diluted                      $       (0.01)      $       (0.00)      $       (0.01)      $       (0.01)
                                                        =============       =============       =============       =============

     Weighted average shares - basic and diluted          240,000,388         227,655,800         237,514,333         225,307,315
                                                        =============       =============       =============       =============

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                          2008             2007
                                                                          ----             ----
Operating activities:
     Net loss                                                         $(3,046,775)      $(1,777,043)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                     58,390            97,301
         Bad Debt                                                              --               250
        Share based compensation                                          340,000                --
        Amortization of debt discount                                      52,782                --
         Intrinsic value of stock options awarded to
            professionals and consultants in payment
            of fees for services provided                               1,351,016         1,012,044
         Intrinsic value of stock options awarded to
            employees in payment of compensation                           90,308           176,999
         Changes in assets and liabilities:
           Accounts receivable                                           (123,768)           15,788
           Inventories, net                                                30,574            18,571
           Prepaid expense and other current assets                      (280,213)         (135,584)
           Accounts payable                                                31,139           (49,754)
           Accrued expenses                                               455,461          (136,111)
           Deferred revenue                                               (30,720)            8,241
                                                                      -----------       -----------

              Net cash used in operating activities                    (1,071,806)         (769,298)
                                                                      -----------       -----------

Investing activities:
     Property and equipment additions                                     (21,478)           (9,306)
                                                                      -----------       -----------

Financing activities:
     Net proceeds (repayments) of notes and loans payable               1,100,000           482,000
     Proceeds from assignment of call options                             123,464            15,537
     Proceeds from exercise of stock options                               30,750            20,500
     Proceeds from sale of warrants                                        10,000                --
     Proceeds from sale of common stock                                        --           763,400
                                                                      -----------       -----------

              Net cash provided by financing activities                 1,264,214         1,281,437
                                                                      -----------       -----------

Net increase in cash and cash equivalents                                 170,930           502,833

Cash and cash equivalents, beginning                                      264,811           138,326
                                                                      -----------       -----------

Cash and cash equivalents, ending                                     $   435,741       $   641,159
                                                                      ===========       ===========

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

     Income taxes                                                     $     3,283       $       305
                                                                      ===========       ===========

     Interest                                                         $        --       $     1,357
                                                                      ===========       ===========

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
                                   (Unaudited)

                                                                  Common stock           Additional
                                                          ---------------------------     Paid-in      Accumulated
                                                             Shares         Amount        Capital         Deficit           Total
                                                          ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2007                                 234,636,742   $    234,637   $ 32,083,880   $(31,310,188)   $  1,008,329

Issuance of common stock pursuant to exercise of stock
     options granted to employees for services                 387,551            388         89,920             --          90,308

Issuance of common stock pursuant to exercise of stock
     options granted to professionals and consultants        5,747,194          5,747      1,345,269             --       1,351,016

Proceeds from assignment of call options                            --             --        123,464             --         123,464

Options exercised                                              750,000            750         30,000             --          30,750

Issuance of warrants in conjunction with loans payable              --             --        217,170             --         217,170

Proceeds from extension of expiration date of warrants              --             --         10,000             --          10,000

Share based compensation related to issuance of
      incentive stock options                                       --             --        340,000             --         340,000

Net loss                                                            --             --             --     (3,046,775)     (3,046,775)
                                                          ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2008                                241,521,487   $    241,522   $ 34,239,703   $(34,356,963)   $    124,262
                                                          =========================================================================

           See accompanying notes to consolidated financial statements

                            PAID, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2008 AND 2007

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

Liquidity

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2007. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits for the remainder of 2008 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. In addition, our suite of management tools and patented shipping calculator solutions for small ecommerce enterprises, and web hosting are expected to increase revenues and result in higher total gross profit. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months. These resources include call options, expiring on May 9, 2009, for approximately 435,000 shares of common stock, which, once assigned by the Company, can generate between $70,000 and $230,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. In addition, in April 2008 the Company entered into a financing agreement for up to $2,500,000 of additional financing and management is exploring opportunities to monetize its recently issued patent. However, there can be no assurance that all of the financing will be received, that assignment of the call options can be concluded on reasonably acceptable terms, or that the Company will be successful in monetizing its patent. Finally, management is seeking alternative sources of capital to support operations.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at both September 30, 2008 and December 31, 2007 the Company provided for reserves totaling $325,000.

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

Advertising Costs

Advertising costs, totaling $44,000 in 2008 and $39,000 in 2007, are charged to expense when incurred.

Shipping and Handling Fees and Costs

All amounts billed to customers in sales transactions related to shipping and handling represent revenues earned and are reported as revenues. Costs incurred by the Company for shipping and handling totaling $56,100 and $41,100 in 2008 and 2007, respectively, are reported as a component of selling, general and administrative expenses.

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

Approximately 67% of the Company's revenues for the nine months ended September 30, 2008 were generated from fan experiences and sales of merchandise related to two performing artists, Aerosmith and Return to Forever while approximately 89% of the Company's revenues for the nine months ended September 30, 2007 were generated from fan experiences and sales of merchandise related to one performing artist, Aerosmith.

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

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 31,486,054 shares and 26,886,054 shares at September 30, 2008 and 2007, respectively, have been excluded from the computation of diluted earnings per share because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each year.

Fair Value Measurements

On January 1, 2008 the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Adoption of SFAS 157 had no material impact on the Company's financial statements for the nine months ended September 30, 2008.

On January 1, 2008 the Company adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. Adoption of SFAS 159 had no material impact on the company's financial statements for the nine months ended September 30, 2008.

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

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

                                               September 30,      December 31,
                                                    2008               2007
                                               -------------      ------------

Interest                                          $ 18,879          $  3,879
Payroll and related costs                          177,316           169,969
Professional and consulting fees                   481,825           164,145
Commissions                                        141,804            13,965
Other                                                15,912            28,318
                                                  --------          --------
                                                  $835,736          $380,276
                                                  ========          ========

Note 4.  Note Payable

On April 29, 2008 the Company entered into an unsecured $2,500,000 Promissory Note with Lewis Asset Management ("Lender") that is due on April 29, 2009. Amounts outstanding bear interest at 15%, and for each $100,000 advanced, Lender will receive a warrant for 100,000 shares of the Company's common stock. The warrants are exercisable at $.25 per share and will expire three years from the date of issue. At September 30, 2008 the balance outstanding under this arrangement was $1,100,000 which is presented net of the related unamortized warrant valuation of $164,388 (Note 9).

The fair value of the warrants was $217,170 estimated at the date of issue using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                        2008
           Expected term                                3 years
           Expected volatility                          115%
           Expected dividends                           None
           Risk free interest rate                      3.88%

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

As of September 30, 2008 the Company had assigned options to purchase a total of 1,565,000 shares of stock from Leslie Rotman to certain individuals in exchange for $567,734. The Company assigned 340,000 and 50,000 during the nine months ended September 30, 2008 and 2007 in exchange for $123,500 and $15,500, respectively. The proceeds from the assignments of these options were added to the additional paid in capital of the Company. At September 30, 2008, 435,000 call options remain outstanding.

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

Share-Based Incentive Plans

Stock Option Plans

At September 30, 2008, the Company had a number of stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

The 1999 Plan ("1999 Plan") provides for the award of non-qualified options for up to 1,000,000 shares. The maximum number of shares currently reserved for issuance is 492,000 shares. The options granted have ten-year contractual terms and vested either immediately or annually over a five-year term. There were no options granted under this plan during 2008 and 2007 and at both September 30, 2008 and December 31, 2007 there were 37,000 options outstanding with a weighted average exercise price of $1.625.

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

The 2002 Plan ("2002 Plan") provides for the award of qualified and non-qualified options for up to 30,000,000 shares. As of September 30, 2008 there are no shares currently reserved for issuance. The options granted have ten-year contractual terms and vested either immediately or over a four-year term. Information with respect to stock options granted under the above plans is as follows:

                                                               Weighted average
                                                   Number of    exercise price
                                                     shares       per share
                                                  -----------  ----------------

      Options outstanding at December 31, 2007     24,000,000       $.041
               Granted                              5,000,000       $.415
               Exercised                             (750,000)       .041
                                                  -----------
      Options outstanding at September 30, 2008    28,250,000       $.107
                                                  ===========

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

The incremental fair value calculated using the above assumptions over the intrinsic value was determined to be $1,815,000 which is being amortized over the four year vesting period of the grant resulting in $340,000 being charged to operations during the nine months ended September 30, 2008.

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

                                                               Weighted average
                                                   Number of    exercise price
                                                     shares       per share
                                                  -----------  ----------------

      Options outstanding at December 31, 2007        99,054        $.001
               Granted                             6,134,745         .001
               Exercised                          (6,134,745)        .001
                                                  ----------
      Options outstanding at September 30, 2008       99,054        $.001
                                                  ==========

A summary of the awards granted under this plan during the nine months ended September 30, 2008 and 2007 is as follows:

                                                Number of           Intrinsic
                                                  Shares              Value
                                                ---------           ---------
                                                            2008
                                                            ----

      Employee payroll                             387,551          $   90,308
      Consulting and professional fees           5,747,194           1,351,017
                                                ----------          ----------
      Total                                      6,134,745          $1,441,325
                                                ==========          ==========

                                                            2007
                                                            ----

      Employee payroll                             559,077          $  176,999
      Consulting and professional fees           4,916,299             982,044
                                                ----------          ----------
      Total                                      5,475,376          $1,159,043
                                                ==========          ==========

At September 30, 2008 the maximum number of shares reserved for issuance was 1,232,061 shares. The options granted have ten-year contractual terms and vest immediately.

The fair value of the Company's 2008 and 2007 option grants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       2008            2007
                                                       ----            ----

Expected term (based upon historical experience)      <1 week         <1 week
Expected volatility                                    115%            114%
Expected dividends                                     None            None
Risk free interest rate                                3.77%            4%

The incremental fair value calculated using the above assumptions over the intrinsic value was determined to be immaterial and no related additional share based compensation has been recorded.

All but 5,000,000 options outstanding at September 30, 2008 are fully vested and exercisable. Information pertaining to options outstanding at September 30, 2008 is as follows:

                               Options Outstanding

                                             Weighted Average
                                                 Remaining
                                                Contractual         Aggregate
     Exercise Prices     Number of Shares           Life         Intrinsic Value
     ---------------     ----------------    -----------------   ---------------
          $1.62                 37,000               .75                   --
            .001                99,054              6.00           $   24,070
            .041            23,250,000              4.00            4,719,750
            .415             5,000,000              9.25                   --
                            ----------
                            28,386,054
                            ==========

The total intrinsic value of options exercised during the nine months ended September 30, 2008 under all plans was $167,000 in exchange for $30,750 of cash.

Note 6.  Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 "Accounting for the Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN No. 48")". FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained based upon the technical merits of the position. The Company has a valuation allowance against the full amount of its net deferred taxes. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized.

The implementation of FIN No. 48 had no impact on the Company's financial statements due to the valuation allowances that have historically been provided against all deferred tax assets.

The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The periods from 2005-2007 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the nine months ended September 30, 2008.

There was no provision for income taxes for the three and nine months ended September 30, 2008 and 2007 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating loss incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of significant temporary differences and carry forwards that give rise to deferred taxes are as follows:

                                               September 30,      December 31,
                                                   2008               2007
                                                   ----               ----

Federal net operating loss carry forwards      $  9,152,000       $  8,206,000
State net operating loss carry forwards           1,568,000          1,273,000
                                               ------------       ------------
                                                 10,720,000          9,479,000
Valuation reserve                               (10,720,000)        (9,479,000)
                                               ------------       ------------

Net deferred tax asset                         $         --       $         --
                                               ============       ============

The valuation reserve applicable to net deferred tax asset as of September 30, 2008 and December 31, 2007 is due to the likelihood of the deferred tax not to be utilized.

At September 30, 2008, the Company has federal and state net operating loss carry forwards of approximately $26,900,000 and $16,500,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2014, while the federal carry forwards will expire intermittently through 2029.

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

The Company leases facilities, as a tenant at will, from a company in which Steven Rotman is a shareholder. During each of the nine months ended September 30, 2008 and 2007 the Company charged $22,700 to operations under this arrangement.

In December 2001, the Company engaged Steven Rotman to provide consulting services to the Company. During the nine months ended September 30, 2008 and 2007, the Company incurred $50,000 and $144,000, respectively, of consulting fees paid to Steven Rotman, who elected to receive this compensation in the form of options under the 2001 Plan.

As of December 31, 2006, the Company owed Steven Rotman $80,000 in principal, and $40,322 in interest at 8%. Interest expense charged to operations during the nine months ended September 30, 2007 related to this obligation was $4,900. Late in 2007 the Company repaid the $80,000 of principal plus $46,598 of then outstanding interest through the issuance of 527,488 restricted shares of the Company's common stock.

Note 8.  Commitments and Contingencies

Lease Commitment

The Company leases office facilities in Boston Massachusetts under a five year lease requiring monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses, through April 2011.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2008, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Note 9.  Subsequent Event

On October 14, 2008 the Company converted the $1,100,000 outstanding balance of the notes payable (Note 4) plus all outstanding interest as of that date totaling $15,006 into 7,436,042 shares of restricted company stock at a conversion price of $.15 per share. The Company's stock on the date of conversion was trading at $.20 resulting in an additional interest charge to earnings of $372,000.

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

Overview

Our primary focus is to provide businesses and clients with marketing, management, merchandising, auction management, website hosting, and authentication services for the entertainment, sports and collectible industries. We offer entertainers and athletes official web sites and fan club services including e-commerce, VIP ticketing, fan club management, fan experiences, storefronts, articles, polls, message boards, contests, biographies and custom features. We also sell merchandise for celebrities, through official fan websites, on tour or at retail. Our celebrity services proprietary content management system provides an opportunity for our clients to offer more information, merchandise and experiences to their customers and communities. We provide business management tools for online retailers, through AuctionInc, which utilizes our patented shipping calculator and automated auction checkout and order processing system.

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

Results of Operations

Three months ended September 30, 2008 to three months ended September 30, 2007

The following discussion compares the Company's results of operations for the three months ended September 30, 2008 with those for the three months ended September 30, 2007. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the three months ended September 30, 2008, revenues were $945,300, 95% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists. Sales of the Company's own product and fees from buyers and sellers represented 5% of revenues. Gross sales of the Company's own product were $43,100. Fan experience, fan club membership and related merchandise sales revenues were $899,300. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several other performing artists during the remainder of 2008 and into 2009. Performing artists typically do not announce tour plans until two to four months in advance of the first show. Several performing artists represented by the Company have announced tours that are scheduled to continue into the fourth quarter of 2008 and another to begin during the first quarter of 2009. In addition, celebrities represented by the Company have announced events for the fourth quarter of 2008 and first quarter of 2009. Some of these tours are expected to continue beyond the first quarter of 2009.

The Company's revenues for the three months ended September 30, 2008 represent a decrease of $641,300 from the same period in 2007 when revenues were $1,586,600. For the three months ended September 30, 2007, sales of the Company's product were $56,100 or 4% of gross sales and fan club membership and related merchandise sales revenues were $1,526,100, 96% of gross revenues.

The main reasons for the decrease in revenues was a $626,800 decrease related to the tours of performing artists, and a decrease in sales of Company owned product of approximately $13,100 from the same period in 2007. Fan experience packages marketed for certain artists include a ticket of admission, while for others they do not. Fan experiences for artists on tour in 2008 did not include tickets, while those for the artist on tour in 2007 did. Revenues related to tours of performing artists are dependent upon tour schedules, the popularity of the artist(s) on tour, and whether the tour(s) are domestic or international. There were several artists touring during the three months ended September 30, 2008 and one artist touring during the third quarter of 2007. Gross Profit from celebrity services for the three months ended September 30, 2008 and 2007 was approximately $256,200 and $514,100, respectively. As a result of the lower sales of Company owned products, gross profit from Company owned product sales for the three months ended September 30, 2008 was approximately $32,400, $29,800 less than in 2007.

Operating Expenses. Total operating expenses for the three months ended September 30, 2008 were $1,473,300 compared to $1,026,600 in 2007, an increase of $446,800.

Sales, general and administrative ("SG&A") expenses for the three months ended September 30, 2008 were $1,377,200, compared to $912,000 for the three months ended September 30, 2007. The increase of $466,200 in SG&A costs includes increases in payroll and related costs of $90,500, share based compensation of $113,000, and professional fees, principally related to business development, of $222,000.

Costs associated with planning, maintaining and operating our web sites for the three months ended September 30, 2008 decreased by $18,500 from 2007. This decrease is due primarily to a decrease in depreciation of $12,500.

Interest expense. Interest expense was $40,600 for the three months ended September 30, 2008, $38,800 greater than in the comparable 2007 period. This increase is due to $38,700 of amortization of debt discount.

Net Loss. The Company realized a net loss for the three months ended September 30, 2008 of $1,222,100 compared to a net loss of $442,600 for the three months ended September 30, 2007. The loss for 2008 represents $.01 per share while the loss for 2007 represents less than $.01 per share.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Nine months ended September 30, 2008 to nine months ended September 30, 2007

The following discussion compares the Company's results of operations for the nine months ended September 30, 2008 with those for the nine months ended September 30, 2007. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the nine months ended September 30, 2008, revenues were $1,924,700, 92% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists. Sales of the Company's own product and fees from buyers and sellers represented 6% of revenues. Gross sales of the Company's own product were $124,400. Fan experience, fan club membership and related merchandise sales revenues were $1,771,500. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several other performing artists during the remainder of 2008 and into 2009. Performing artists typically do not announce tour plans until two to four months in advance of the first show. Several performing artists represented by the Company have announced tours that are scheduled to continue into the fourth quarter of 2008 and another to begin during the first quarter of 2009. In addition, celebrities represented by the Company have announced events for the fourth quarter of 2008 and first quarter of 2009. Some of these tours are expected to continue beyond the first quarter of 2009.

The Company's revenues for the nine months ended September 30, 2008 represent a decrease of approximately $974,300 from the same period in 2007 when revenues were $2,899,000. Fan experience packages marketed for certain artists include a ticket of admission, while for others they do not. Fan experiences for the several artists on tour in 2008 did not include tickets, while those for the artist on tour in 2007 did. For the nine months ended September 30, 2007, sales of the Company's product were $139,000 or 5% of gross sales, fan club membership and related merchandise sales revenues were $2,698,600, 93% of gross revenues, and sports marketing revenues were $35,800, or 1% of gross revenues.

The main reasons for the decrease in revenues was a $927,100 decrease related to the tours of performing artists and lower revenues related to sports marketing services of $35,800 from the same period in 2007. Revenues related to tours of performing artists are dependent upon tour schedules, the popularity of the artist(s) on tour, and whether the tour(s) are domestic or international. There were several artists touring during the nine months ended September 30, 2008 and two different artists touring during the comparable period in 2007. Gross profit from celebrity services for the nine months ended September 30, 2008 and 2007 was approximately $693,600 and $1,009,300, respectively.

Operating Expenses. Total operating expenses for the nine months ended September 30, 2008 were $3,803,900 compared to $2,971,200 in 2007, an increase of
$832,700.

Sales, general and administrative ("SG&A") expenses for the nine months ended September 30, 2008 were $3,447,400, compared to $2,662,600 for the nine months ended September 30, 2007. The increase of $784,800 in SG&A costs includes increases in professional fees, principally related to business development, of $437,000, share based compensation of $340,000 and payroll and related costs of $68,900, offset by decreases in credit card commissions of $55,300 and tour expenses of $24,600.

Costs associated with planning, maintaining and operating our web sites for the nine months ended September 30, 2008 increased by $47,900 from 2007. This increase is due primarily to increases in computer costs of $16,100 and payroll and related costs of $73,600 offset by a $38,800 decrease in depreciation.

Interest expense. Interest expense was $67,800 for the nine months ended September 30, 2008, $61,600 greater than in the comparable 2007 period. This increase is due to $52,800 of amortization of debt discount and higher levels of borrowing in 2008.

Net Loss. The Company realized a net loss for the nine months ended September 30, 2008 of $3,046,800 compared to a net loss of $1,777,000 for the nine months ended September 30, 2007. Losses for both years represent $.01 per share.

Inflation. The Company believes that inflation has not had a material effect on its results of operations

Assets

At September 30, 2008, total assets of the Company were $2,278,000 compared to $1,771,000 at December 31, 2007.

Operating Cash Flows

A summarized reconciliation of the Company's net losses to cash used in operating activities for the nine months ended September 30, 2008 compared to September 30, 2007, is as follows:

                                                                              2008              2007
                                                                              ----              ----
Net loss                                                                  $(3,046,800)      $(1,777,000)
Depreciation and amortization                                                  58,400            97,300
Share based compensation                                                      340,000                --
Amortization of debt discount                                                  52,800                --
Intrinsic value of stock options awarded in
  payment of outside services and compensation                              1,441,300         1,189,000
Net current assets and liabilities associated with advance ticketing          (30,700)            8,200
Changes in current assets and liabilities                                     113,200          (286,800)
                                                                          -----------       -----------
Net cash used in operating activities                                     $(1,071,800)      $  (769,300)
                                                                          ===========       ===========

Working Capital and Liquidity

The Company had cash and cash equivalents of $436,000 at September 30, 2008, compared to $265,000 at December 31, 2007. The Company had $76,000 of working capital at September 30, 2008 compared to $923,000 at December 31, 2007. At September 30, 2008 current liabilities were $2,154,000 compared to $762,000 at December 31, 2007. Current liabilities increased at September 30, 2008 compared to December 31, 2007 primarily due to new short term debt and higher levels of accrued expenses.

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2007. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits for the remainder of 2008 and into 2009 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. In addition, our suite of management tools and patented shipping calculator solutions for small ecommerce enterprises, and web hosting are expected to increase revenues and result in higher total gross profit. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months. These resources include call options, expiring on May 9, 2009, for approximately 435,000 shares of common stock, which, once assigned by the Company, can generate between $71,000 and $231,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. In addition, in April 2008 the Company entered into a financing agreement for up to $2,500,000 of additional financing and management is exploring opportunities to monetize its recently issued patent. However, there can be no assurance that all of the financing will be received, that assignment of the call options can be concluded on reasonably acceptable terms, or that the Company will be successful in monetizing its patent. Finally, management is seeking alternative sources of capital to support operations.

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

      Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that our internal controls over financial reporting were not effective as of September 30, 2008 due to our inability to perform sufficient testing of internal controls on financial reporting. A factor for our internal control deficiencies is the small size of the Company and the lack of a financial expert on the Audit Committee of the Board of Directors and other corporate governance controls. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management continues to monitor and assess the controls to ensure compliance. Please refer to Item 8A(T) of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 for a further description of this material weakness in internal control over financial reporting.

      Changes in Internal Control Over Financial Reporting

      There was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is engaged in lawsuits from time to time in the ordinary course of business. There have been no material developments with respect to any previously reported legal proceedings.

ITEM 1A. RISK FACTORS

      There are no material changes for the risk factors previously disclosed on Form 10-KSB for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Effective October 14, 2008, the Company sold 6,059,167 shares of the Company's restricted common stock to Lewis Opportunity Fund, LP, 691,944 shares of the Company's restricted common stock to LAM Opportunity Fund, Ltd., and 684,931 shares of the Company's restricted common stock to LAM Waiting Game Fund, Ltd., each at $.15 per share. No underwriting discounts or commissions were paid. All proceeds, equal to $1,115,406, were used to pay off all outstanding principal and interest on a line of credit with such funds. The Company's stock on the date of conversion was trading at $.20 resulting in an additional interest charge to earnings of $372,000. Related to the transaction and pursuant to the line of credit, effective April 29, 2008, the Company granted warrants to each of Lewis Opportunity Fund, LP, LAM Opportunity Fund, Ltd., and LAM Waiting Game Fund, Ltd., for the purchase at $.25 per share of 300,0000, 100,000 and 100,000 shares of common stock, respectively, and effective August 12, 2008, the Company granted warrants to Lewis Opportunity Fund, LP for the purchase at $.25 per share of 600,000 shares of common stock.

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

                                         PAID, INC.
                                         Registrant


Date:   November 10, 2008                /s/ Gregory Rotman
      ----------------------             -------------------------------------
                                         Gregory Rotman, President


Date:   November 10, 2008                /s/ Richard Rotman
      ----------------------             -------------------------------------
                                         Richard Rotman, Chief Financial
                                         Officer, Vice President and Secretary

                                LIST OF EXHIBITS

  Exhibit No.     Description
  -----------     -----------

      31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

      31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

      32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002