Form 10-K
period 2008-12-31
PAID INC
filed 2009-03-16
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________________ to _____________________

Commission file number:   0-28720

Paid, Inc.

(Exact name of registrant as specified in its charter)

Delaware	73-1479833

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4 Brussels Street Worcester, Massachusetts 01610

(Address of principal executive offices)

(508) 791-6710

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Act:
Common Stock, $0.001 Par Value

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Over-the-Counter Bulletin Board on June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $55,407,441.

As of March 1, 2009, the registrant had 253,547,094 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index.

Paid, Inc.
Form 10-K
For the Year Ended December 31, 2008

FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-K contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, “could”, “may”, “should”, “will”, “would”, and similar expressions or variations of such words are intended to identify forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchase of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

          Although forward-looking statements in this Annual Report reflect the good faith judgment of the Company’s management, such statements can only be based on facts and factors currently known by the Company. Further, whether actual results will conform to our expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the risks and uncertainties discussed in this Annual Report; general economic, market, or business conditions; the opportunities that may be presented to and pursued by us; competitive actions by other companies; changes in laws or regulations; and other circumstances, many of which are beyond our control. Thus, actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable; the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, “Risk Factors”.

          For example, the Company’s ability to achieve positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company’s inability to successfully implement the Company’s business and revenue model, tour or event cancellations, higher costs than anticipated, the Company’s inability to sell its products and services to a sufficient number of customers, the introduction of competing products by others, the Company’s failure to attract sufficient interest in and traffic to its sites, the Company’s inability to complete development of its sites, the failure of the Company’s operating systems, and the Company’s inability to increase its revenues as rapidly as anticipated. If the Company is not profitable in the future, it will not be able to continue its business operations.

          Except as required by applicable laws, we do not intend to publish updates or revisions of any forward–looking statements we make to reflect new information, future events or otherwise. Readers are urged to review carefully and to consider the various disclosures made by Paid, Inc. in this Annual Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Item 1. Business

          Paid, Inc. (the “Company”) was incorporated in Delaware as Rose International Ltd. on August 9, 1995. The Company’s main web address is located at www.paid.com, which offers updated information on various aspects of our operations. Information contained in the Company’s website shall not be deemed to be a part of this Annual Report. The Company’s principal executive offices are located at 4 Brussels Street, Worcester, Massachusetts 01610, and the Company’s telephone number is (508) 791-6710.

          We file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission (the “SEC”). These reports, any amendments to these reports, proxy and information statements and certain other documents we file with the SEC are available through the SEC’s website at www.sec.gov or free of charge on our website as soon as reasonably practicable after we file the documents with the SEC. The public may also read and copy these reports and any other materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

BUSINESS

Our Business

          The Company’s primary focus is to provide businesses and clients with marketing, management, merchandising, auction management, website hosting, and authentication services for the entertainment, sports and collectible industries. We offer entertainers and athletes official web sites and fan-club services including e-commerce, VIP ticketing, fan club management, fan experiences, storefronts, articles, polls, message boards, contests, biographies and custom features. We also sell merchandise for celebrities, through official fan websites, on tour or at retail. Our celebrity services proprietary content management system provides an opportunity for our clients to offer more information, merchandise and experiences to their customers and communities. We provide business management tools for online retailers, through AuctionInc, which is home to our patented shipping calculator and automated auction checkout and order processing system. This system provides the fundamental structure for our celebrity web hosting and development services, and for individuals seeking a professional and interactive presence on the Internet.

          All the sales for our celebrity and entertainment services, other than retail and tour merchandising, are made through the artist’s personal website and Paid’s proprietary content managed system. A customer interested in a membership, merchandise, fan experience or ticketing would use our system to make purchases, and then depending on the sale, the Company either ships the merchandise, or delivers the fan experience at a concert or other event. The services offered by a client depend upon the client’s desire and willingness to offer different initiatives. Not all artists and fan bases are the same and the Company works closely with its different clients to cater to their needs. Our services also include video production, marketing, management, sponsorship, mobile marketing, and website development and management. We provide these services for artists such as Aerosmith, Rockapella, DOWN, Drowning Pool, Mick Mars, Joey Kramer, DMC, Patti LaBelle, Deep Purple and Return to Forever.

          To assist with the inventory management and order processing the Company uses the AuctionInc platform for reducing order processing time, increasing sales and improving customer service. The AuctionInc system was originally designed to assist and improve just the Company’s sales, but management realized that there was a need for an order management system for individuals and businesses that sell on the Internet, specifically at auction. In 2000 the Company’s technology team focused its attention on the core fundamental piece of the system called the Shipping Calculator. The Company realized the potential importance of the calculator and filed for a patent before launching it to the public in April of 2001. The Company obtained a patent on the shipping calculator in January 2008. The product is modular based and continues to develop new tools and products for its customers.

          AuctionInc Software. AuctionInc is a suite of online management tools assisting businesses with e-commerce storefronts, order processing, customer service, shipping solutions, inventory management, and auction processing. The application was designed originally to reduce overhead costs for auction sales, but based on its marketability the Company began to offer the application to other sellers in 2003. A seller’s use of the application reduces overhead and labor costs, and through its customer-friendly setup improves customer relations and increases sales.

          PaidShipCalc is a shipping calculator that provides comprehensive shipping calculations. A customer can use this tool anywhere on the Internet, including its website, web store, or even classified listing. Shoppers can then choose from the shipping methods that the customer offers along with the ability to combine shipping, include flexible handling charges, and calculate insurance and taxes if necessary.

          PaidShopCart provides website and e-commerce store owners a fully functional shopping cart with shipping calculations from all the major carriers. We have designed the PaidShopCart with a customer’s needs in mind; an affordable, simple, easy to use cart that is feature heavy and an enhanced replacement for the carts being utilized today. This Paypal integrated shopping cart can be inserted into any web page by just pasting in just a few lines of HTML. It provides accurate rates for 25 domestic shipping services from USPS, UPS, FedEx, and DHL, and is configurable to match with a customer’s web site design.

          Paid Inc’s Global Module is a direct plug into the PaidShopCart and PaidShipCalc. This module is used to add comparative international rate calculations to your PaidShopCart or PaidShipCalc products.

          Paid’s Shipping API provides e-Tailers and businesses the ability to integrate a shipping rating, comparison, and packaging engine into existing websites or applications. We provide developers access to a pre-built software module using a well defined data structure and subroutine calls. The shipping API enhances shipping calculation functionality with a quick and easy integration into existing products.

          Interested clients may purchase any and all of our tools or applications for a flat quarterly fee and/or per-transaction fee depending on the module chosen. The Company may add more features and modules to the suite to enable it to grow with sellers and continue to provide them superior online selling tools.

          Web Hosting and Development. The Company provides web hosting and development for various clients that pay monthly hosting fees and maintenance fees for updates. This service also uses the core AuctionInc platform for maintaining web portals and storefronts systems. The Company also maintains several corporate websites which it hopes to continue to expand and grow. Through improved customer awareness and a larger customer base we hope these websites will continue to grow and offer a revenue source to the Company. These websites provide minimal revenue to the Company, but offer awareness and advertising opportunities for the Company’s other products.

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

Business Strategy

          During 2008 we experienced continued expansion of our celebrity web-hosting and fan community programs. We believe there will be an increase in online communities that will create an opportunity for more celebrity web-hosting and fan community services. It is our view that our services and programs will become more desirable as these communities grow. Our proprietary system was built to handle news, events, ticketing, fan experiences, e-commerce, authentication, charity auctions, chat, video editing, music streaming, mobile services, downloads and forums.

          Our goal for our celebrity services is to build the best communication and quality services that provide unparalleled opportunities for viral communities, celebrities and their fans. This goal can be accomplished by implementing the following strategy:

•

Increase the number of celebrity services clients and programs we offer to capitalize on internet communities. Provide high quality services and continued impeccable customer and fulfillment services building on our solid reputation.

•	Expand into new services being offered that will generate larger partnerships and marketing opportunities for our clients.

•	Shift to a quarterly billing system on AuctionInc, reducing the initial fee but increasing the number of renewal receivables.

•	Increase the general awareness of our Shipping Calculators and continuing to offer cutting edge technology and services in the industry.

•	Offer more authentication services increasing our distribution and partnerships and limited costs and overhead associated with this service.

•	Increase our web hosting services, charging a one time set up fee plus monthly maintenance fees, and an hourly fee for any design or feature enhancements we make.

          We expect the above plan will enable us to increase our celebrity services and offer a wider variety of management services providing more resources for a sales and a marketing campaign to promote the Company.

          The business strategy described above is intended to enhance our opportunities in the online e-commerce market. However, there are a number of factors that may impact our plans and inhibit our success. See “Risk Factors” included in Item 1A. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Marketing and Sales

          Successful branding of our corporate identity and services is the key to our success. We changed our name to Paid, Inc. at the end of 2003 and have consolidated our websites and brands under one internet presence.

          Promoting and marketing Paid’s celebrity services will continue by using various mediums of marketing; “adword” campaigns, traditional print methods, and industry trade shows. However, as our celebrity services continue to gain exposure, we have had substantial opportunity to grow our business through referrals. Networking and referral business is a large portion of sales and marketing for these types of services. As we market and promote our celebrity services, we also will be supporting our proprietary content management system and our shipping calculator products.

          The Company will continue to market AuctionInc throughout 2009. In the past, representatives of the Company attended trade shows, events and conferences to analyze the potential for AuctionInc and to narrow the Company’s marketing base. Based on experience with existing partnerships that promote AuctionInc, the Company believes that creating partnerships is an effective marketing tool to promote and encourage new registrations. The Company will continue to seek new partnerships. The Company may promote the AuctionInc product line in trade publications to reach small and midsize companies.

          Although we believe that this marketing strategy, if successful, will lead to increased revenues, and attract more users to our site, we have no commitments that our marketing will be successful or our sales will increase. There are a number of factors that may impact our plans and inhibit our success. See “Risk Factors” included in Item 1A. Therefore, we have no guarantees and can provide no assurances that our plans will be successful.

Revenue Sources

          In 2008, 91% of our revenues were derived from our celebrity services, fan club management, and ticketing and fan experiences. We also generated retail revenues from the sale of autographed merchandise and collectibles. Adding to these revenues were marketing opportunities for athletes and celebrity clients.

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

          Although we expect that this revenue model will generate increased revenue, if we are not successful in implementing this model, if the entertainment industry and fans do not accept the services we provide, if costs are higher than anticipated, or if revenues do not increase as rapidly as hoped, we may not be able to maintain positive cash flow. There are a number of factors that may impact our plans and inhibit our success. See “Risk Factors” included in Item 1A. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Competition

          Electronic content management, fan club membership and fan experiences and ticketing services, are relatively new and growing industries. This industry has several hurdles for new companies; building a strong reputation, proficient operational skills in customer service and fulfillment, and gaining a client base. While these are big hurdles and present a strong barrier to entry, they are not insurmountable. There are several competitors in this industry like Live Nation, Ticketmaster, Music Today, UltraStar, and FanAsylum, each of whom offers unique solutions and services. There are other indirect competitors who deal in just merchandising or electronic memberships, but these companies serve a different customer base.

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

Intellectual Property

          Our web hosting software program, AuctionInc software suite, is proprietary. We received a patent related to our online action shipping calculator in January 2008. We do not have any other patents for our designs or innovations and we may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology. To protect our interest in our intellectual property, we restrict access by others to our proprietary software. In addition, we have federally registered the “Paid” marks.

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

          We also utilize free open-source technology in certain areas. Unlike proprietary software, open-source software has publicly available source code and can be copied, modified and distributed with minimal restrictions. Our principal web servers’ software is Apache, a free web server software. We are using PHPShop for our e-commerce to provide highly customizable storefronts. In addition to PHPShop we develop a substantial portion of our websites with the language PHP.

Research and Development

          Over the past 2 years the Company has not made additional investments in research and development.

Employees

          The Company currently employs 25 personnel, 16 of whom are employed full time, including one intern. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Subsidiaries

          The Company merged its only subsidiary, Rotman Collectibles, Inc., into it in December 2007. The Company currently has no subsidiaries.

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

Item 1A. Risk Factors

     You should carefully consider the risks and uncertainties described below before deciding to invest in shares of our common stock. If any of the following risks or uncertainties actually occurs, our business, prospects, financial condition and operating results would likely suffer, possibly materially. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Relating to the Company

We have experienced significant operating losses.

Our business and prospects must be considered in light of the risks, expenses and difficulties that are inherent in our business. The risks include:

•	our ability to anticipate and adapt to a developing market;

•

our ability to engage musical artists, celebrities and athletes, to service a sustainable fan base for each musical artist, celebrity, and athlete, and to sell merchandise, VIP tickets, fan experiences and other services;

•	dependence upon the level of hits to our artists’ sites and on sites that we use to sell our products and services;

•	the popularity and success of the artists who receive our services;

•	artist tour activities and fan attendance;

•	our ability to recoup any advance paid to a musical artist or celebrity;

•	our ability to engage organizations for website development and sponsorship;

•	our ability to market, license and enforce our patented shipping calculator; and

•	development of equal or superior Internet portals, auctions and related services by competitors.

To address these risks, we must, among other things, successfully market celebrities, musical artists, and service their fan base, increase traffic to our websites, maintain our customer base, attract significant numbers of new customers and clients, respond to competitive developments, implement and execute successfully our business strategy and continue to develop and upgrade our technologies and customer services. We cannot offer any assurances that that we will be successful in addressing these risks.

We incurred substantial losses each year since 1999. There can be no assurance that we will be profitable in the future.

There is substantial doubt as to our ability to continue as a going concern, and our business has a high risk of failure.

Due to our recurring losses from operations and a working capital deficiency, our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern. The success of our business operations will depend upon our ability to increase revenues and gross profits, and obtain adequate financing, among other things. If we are unable to obtain an infusion of additional capital or generate substantial profit, then our business will fail and our stock will be worthless.

Our capital is limited and we may need additional financing to implement continue operations.

We require substantial working capital to fund our business. Additional funds may be necessary for our Company to continue its operations and to pay advances for musical artist tours. If we are unable to obtain financing in the amounts desired and on acceptable terms, or at all, we could be required to reduce significantly the scope of our expenditures or limit our ability to engage an artist, which would have a material adverse effect on our business potential and the market price of our common stock. If we raise additional funds by issuing equity securities, our shareholders will be further diluted. Based on our cash position as of December 31, 2008, we may need significant additional capital to fund our anticipated operating expenses over the next 12 months. If we require additional funding, there can be no assurances that the financing will be obtained, or if obtained, that funding will be obtained on reasonably acceptable terms.

We are unable to guarantee that the marketplace will accept our software products.

The software markets are characterized by rapid technological change, frequent new product enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our software products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge, or if we do not obtain adequate intellectual property protection. We are unable to provide any assurances that the marketplace will accept our software products and services, or that we will be able to provide these products and services at a profit.

Our operating results are unpredictable and are expected to fluctuate in the future.

You should not rely on the results for any period as an indication of future performance. Our operating results are unpredictable and are expected to fluctuate in the future due to a number of factors, many of which are outside our control. These factors beyond our control include:

•	our ability to engage well known celebrities, musical artists, and athletes for merchandise sales, website and fan management, as well as other entities for website development and sponsorship;

•	our ability to engage celebrities for ticket sales services;

•

our ability to significantly increase our customer base and traffic to our websites, manage our inventory mix and the mix of products offered, liquidate our inventory in a timely manner, maintain gross margins, and maintain customer satisfaction;

•	our ability to market and sell our software products;

•	the availability and pricing of merchandise from vendors;

•	consumer confidence in encrypted transactions in the Internet environment;

•	the timing, cost and availability of advertising on our websites and other entities’ websites;

•	popularity of celebrities and sports figures;

•	the amount and timing of costs relating to expansion of our operations and the hiring of experienced personnel;

•	the announcement or introduction of new types of services or products by our competitors;

•	technical difficulties with respect to consumer and fan use of our websites;

•	our ability to make acquisitions of complementary business and technologies;

•	governmental regulation by federal or local governments; and

•	general economic conditions and economic conditions specific to the Internet and electronic commerce.

As a strategic response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on our results of operations and financial condition. As of December 31, 2008, 91% of our revenues came from sales related to musical artists and celebrities. Our success depends upon our ability to sign up additional artists and celebrities that use our services.

The successful operation of our business depends upon the supply of critical technology elements from other third parties, including our Internet service provider and technology licensors.

Our operations depend on a number of third parties for Internet/telecom access, delivery services, and software services. We have limited control over these third parties and no long-term relationships with any of them. We do not own a gateway onto the Internet, but instead rely on an Internet service provider to connect our websites to the Internet. From time to time, we have experienced temporary interruptions in our websites’ connection and also our telecommunications access. We license technology and related databases from third parties for certain elements of our properties. Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services. Our internally developed software depends on an operating system, database and server software that was developed and produced by and licensed from third parties. We have from time to time discovered errors and defects in the software from these third parties and, in part, rely on these third parties to correct these errors and defects in a timely manner. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business, and could expose us to liabilities to third parties.

We rely on third parties for our order fulfillment, and failures on the part of these third parties could harm our business.

We use overnight courier and delivery services for substantially all of our merchandise and products. We use third party manufacturers to produce our musical artists’ merchandise. Should these services be unable to deliver our products for a sustained time period as a result of a strike, war, act of terrorism, business failure, or other reason, our business, results of operations and financial condition would be adversely affected. If, due to computer systems failures or other problems related to these third-party service providers, we experience any delays in shipment, our business, results of operations and financial condition would be adversely affected.

Our failure to manage growth could place a significant strain on our management, operational and financial resources.

Growth places a significant strain on our management, operational and financial resources, and has placed significant demands on our management, which currently includes only two executive officers. In order to manage growth, we will be required to expand existing operations, particularly with respect to customer service and merchandising, to improve existing and implement new operational, financial and inventory systems, procedures and controls.

We have experienced a significant strain on our resources because of:

•	the need to manage relationships with our clients, including musical artists, sports figures and other celebrities;

•	the need to manage relationships with various technology licensors, advertisers, other web sites and services, Internet service providers and other third parties;

•	difficulties in hiring and retaining skilled personnel necessary to support our businesses;

•	the need to train and manage a growing employee base; and

•	pressures for the continued development of our financial and information management systems.

Difficulties we may encounter in dealing successfully with the above risks could seriously harm our operations. We cannot offer any assurance that our current personnel, systems, procedures and controls will be adequate to support our future operations or that management will be able to identify, hire, train, retain, motivate and manage required personnel.

If our acquisitions are not successful, or if we are not able to structure future acquisitions in a financially efficient manner, there could be an adverse effect on our business and operations.

If appropriate opportunities present themselves, we may acquire businesses, technologies, services or products that we believe will help us develop and expand our business. The process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures which we cannot anticipate and may absorb significant management attention that would otherwise be available for further development of our existing business. Moreover, the anticipated benefits of any acquisition may not be realized. Any future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available to us on favorable terms or at all, and might be dilutive. Additionally, we may not be able to successfully identify, negotiate or finance future acquisitions or to integrate acquisitions with our current business.

Our Company’s success still depends upon the continued services of its current management and other relationships.

We are substantially dependent on the continued services of our management, Gregory Rotman, our President and Chief Executive Officer; and Richard Rotman, our Chief Financial Officer, Vice President, and Secretary, and with the President of our celebrity services group, Keith Garde. These individuals have acquired specialized knowledge and skills with respect to our Company and our operations. As a result, if any of these individuals were to leave our Company, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. We do not maintain any key person life insurance and these individuals have not executed employment agreements with the Company.

Loss of our key relationships, management and other personnel could result in the loss of key tours.

The live music business is uniquely dependent upon personal relationships, as promoters and executives leverage their existing network of relationships with artists, agents and managers in order to secure the rights to the live music tours and events which are critical to our success. Due to the importance of those industry contacts to our business, the loss of any of our officers, relationships or other key personnel could adversely affect our operations.

Our Company’s success will depend on our ability to attract and retain qualified personnel.

We believe that our future success will depend upon our ability to identify, attract, hire, train, motivate and retain other highly skilled managerial, merchandising, engineering, technical consulting, marketing and customer service personnel. We cannot offer assurances that we will be successful in attracting, assimilating or retaining the necessary personnel, and the failure to do so could have a material adverse effect on our business.

Our success is dependent upon the marketability of our services and our software products.

We have devoted a substantial amount of resources to the development of AuctionInc software. Our future financial performance could depend on the success of AuctionInc. We cannot yet assess AuctionInc’s market acceptance or predict with accuracy the amount of revenue it will generate, or whether the revenue will be significant. AuctionInc consists of a suite of software management tools. Some of these management tools have not yet been fully developed. New products can require long development and testing periods. Significant delays in new product releases or significant problems in installing or implementing new software products could seriously damage our business. We have in the past experienced delays in the scheduled introduction of new and enhanced products and may experience similar delays in the future.

Our success depends upon market awareness of our brand.

Development and awareness of our Company will depend largely on our success in increasing our customer and client base. If vendors do not perceive us as an effective marketing and sales channel for their merchandise, or consumers do not perceive our Company as offering an entertaining and desirable way to purchase merchandise, we may be unsuccessful in promoting and maintaining our brand. If celebrities, musical artists or sports figures do not recognize or trust our name, they will be less likely to engage us for our services. To attract and retain customers and to promote and maintain our Company in response to competitive pressures, we may find it necessary to increase our marketing, networking, and advertising budgets and otherwise to increase substantially our financial commitment to creating and maintaining brand loyalty among vendors, clients and consumers. We will need to continue to devote substantial financial and other resources to increase and maintain the awareness of our online brands among website users, advertisers and e-commerce entities that we have advertising relationships with through:

•	Web advertising and marketing;

•	traditional media advertising campaigns; and

•	providing a high quality user experience.

Our results of operations could be seriously harmed if our investment of financial and other resources, in an attempt to achieve or maintain a leading position in Internet commerce or to promote and maintain our brand, does not generate a corresponding increase in net revenue, or if the expense of developing and promoting our online brands becomes excessive.

System failures could result in interruptions in our service, which could harm our business.

A key element of our strategy is to generate a high volume of traffic to, and use of, our websites, and the websites that we manage. A portion of our revenues depends on the number of visitors who use these websites to purchase merchandise or services. Accordingly, the satisfactory performance, reliability and availability of these websites, transaction processing systems, network infrastructure and delivery and shipping systems are critical to our operating results, as well as our reputation and our ability to attract and retain customers and maintain adequate customer service levels.

We periodically have experienced minor systems interruptions, including Internet disruptions. Some of the interruptions are due to upgrading our equipment to increase speed and reliability. During these upgrades the outages have generally lasted for a few hours, and even longer, on occasion. Any systems interruptions, including Internet disruptions, which result in the unavailability of these websites or reduced order fulfillment performance would reduce the volume of goods sold, which could harm our business. In addition to placing increased burdens on our engineering staff, these outages create a large number of user questions and complaints that need to be responded to by our personnel. Although we have taken steps to increase the reliability and redundancy of our system, these steps are expensive, reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime. We cannot offer assurances that:

•	we will be able to accurately project the rate or timing of increases if any, in the use of our websites;

•	we will be able to expand and upgrade on a timely basis our systems and infrastructure to accommodate increases in the use of these websites;

•	we will have uninterrupted access to the Internet;

•	our users will be able to reach these web sites;

•	communications via these websites will be secure;

•	we or our suppliers’ network will be able to timely achieve or maintain a sufficiently high capacity of data transmission, especially if the customer usage of these websites increases.

Any disruption in the Internet access to our websites or any systems failures could significantly reduce consumer demand for our services, diminish the level of traffic to our websites, impair our reputation and reduce our commerce and advertising revenues.

We do not have redundant systems, a disaster recovery plan or alternate providers with respect to our communications hardware and computer hardware.

Our main servers are located within 45 minutes from our corporate headquarters. Our Massachusetts facilities are not protected from fire, flood, power loss, telecommunication failure, break-in and similar events. We do not presently have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services. A substantial interruption in these systems would have a material adverse effect on our business, results of operations and financial condition.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties to deliberately exceed the capacity of our systems and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays, loss of data or cessation in service to users of our services and products and could seriously harm our business and results of operations.

Some of our future revenues depend upon the continued consumer interest in the collectibles industry, and demand for the types of collectibles that are listed for sales.

A decline in the popularity of, or demand for, certain collectibles or other items sold by us could reduce the overall volume of transactions, resulting in reduced revenues. In addition, certain consumer “fads” may temporarily inflate the volume of certain types of items listed by us, placing a significant strain upon our infrastructure and transaction capacity. These trends may also cause fluctuations in our operating results from one quarter to the next. Any decline in demand for the goods or services offered through our collectibles portal as a result of changes in consumer trends could adversely affect on our business.

There are certain provisions of Delaware law that could have anti-takeover effects.

Certain provisions of Delaware law and our Certificate of Incorporation, and Bylaws could make an acquisition of our Company by means of a tender offer, a proxy contest or otherwise, and the removal of our incumbent officers and directors more difficult. Our Certificate of Incorporation and Bylaws do not provide for cumulative voting in the election of directors. Our Bylaws include advance notice requirements for the submission by stockholders of nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at a meeting.

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which will prohibit us from engaging in a “business combination” with an “interested stockholder” for three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Generally, an “interested stockholder” is a person who, together with affiliates and associates, owns (or within three years prior to the determination of interested stockholder status, did own) 15% or more of a corporation’s voting stock. The existence of this provision would be expected to have an anti-takeover effect with respect to transactions not approved in advance by the Board of Directors, including discouraging attempts that might result in a premium over the market price for the shares of common stock held by stockholders. Section 203 could adversely affect the ability of stockholders to benefit from certain transactions which are opposed by the Board or by stockholders owning 15% of our common stock, even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

Our success is dependent in part on our ability to obtain and maintain proprietary protection for our technologies and processes.

Our most important intellectual property relates to the software for our AuctionInc products, our web-hosting services and our research center. We do not have any patents or patent applications for our designs or innovations, except for our patent with respect to our online auction shipping calculator, one of our software products. We may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology.

As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants and limit access to and distribution of our software, documentation and other proprietary information. We cannot offer assurances that the steps we have taken will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. Notwithstanding the precautions we have taken, it might be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford our Company little or no effective protection of its intellectual property. Because our success in part relies upon our technologies, if proper protection is not available or can be circumvented, our business may suffer.

Intellectual property infringement claims would harm our business.

We may in the future receive notices from third parties claiming infringement by our software or other aspects of our business. Any future claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and require us to enter into royalty and licensing agreements, which could have a material adverse effect on our business, results of operations and financial condition. Royalty and licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the future, we may also need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, results of operations and financial condition.

Our success is dependent on licensed technologies.

We rely on a variety of technologies that we license from third parties. We license some of our software from third party vendors. We have two perpetual licenses for the proprietary software eCMS and acquired the source codes for the software. We also rely on encryption and authentication technology licensed from a third party through an online user agreement to provide the security and authentication necessary to effect secure transmission of confidential information.

We cannot make any assurances that these third-party technology licenses will continue to be available to us on commercially reasonable terms. Although no single software vendor licensor provides us with irreplaceable software, the termination of a license and the need to obtain and install new software on our systems would interrupt our operations. Our inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing our proprietary software enhancements and new developments until equivalent technology could be identified, licensed or developed and integrated. These delays would materially and adversely affect our business, results of operations and financial condition.

We may be exposed to liability for content retrieved from our websites.

We may be exposed to liability for content retrieved from our websites. Our exposure to liability from providing content on the Internet is currently uncertain. Due to third party use of information and content downloaded from our websites, we may be subject to claims relating to:

•	the content and publication of various materials based on defamation, libel, negligence, personal injury and other legal theories;

•	copyright, trademark or patent infringement and wrongful action due to the actions of third parties; and

•	other theories based on the nature and content of online materials made available through our websites.

Our exposure to any related liability could result in us incurring significant costs and could drain our financial and other resources. We do not maintain insurance specifically covering these claims. Liability or alleged liability could further harm our business by diverting the attention and resources of our management and by damaging our reputation in our industry and with our customers.

The Company may be exposed to potential risks relating to our significant deficiencies and material weaknesses in our internal controls over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements also must attest to and report on  the effectiveness of the Company’s internal control over financial reporting as well as the operating effectiveness of the Company’s internal controls. We have identified significant deficiencies and material weaknesses in our internal controls that we have begun to remediate as quickly and cost-effectively as possible. Based on these significant deficiencies and material weaknesses, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

Risks Associated With Our Industry

The market for online services is intensely competitive with low barriers to entry.

The market for Internet products and services is very competitive. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. We currently or potentially compete with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include:

•	other companies that manage celebrity websites or that sell concert tour tickets online, such as Live Nation, Music Today, UltraStar, and FanAsylum, as well as Ticketmaster;

•

a number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce, including Internet Shopping Network, AOL, and Shopping.com; and

•	a variety of other companies that offer merchandise similar to ours but through physical auctions and with which we compete for sources of supply.

We believe that the principal competitive factors affecting our market are the ability to engage celebrities, musical artists and sports figures, the tour activities of our musical artists, and ability to attract customers at favorable customer acquisition costs, operate the websites in an uninterrupted manner and with acceptable speed, provide effective customer service and obtain merchandise at satisfactory prices. We cannot offer any assurances that we can maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, customer support, technical and other resources.

Current competitors have established or may establish cooperative relationships among themselves or directly with celebrities, musical artists and sports figures, and with vendors to obtain exclusive or semi-exclusive sources of merchandise. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire market share. Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could materially adversely affect our business, results of operations and financial condition. Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than the Company. As a result, these competitors may be able to secure merchandise from vendors on more favorable terms than we can, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development, promotion and sale of their merchandise than we can.

Our success in providing services and merchandise depends upon the popularity of the musical artist, celebrity, athlete and other entities that we serve.

We provide a full line of services for musical artists, celebrities and athletes, as well as other entities, including sales of merchandise, online ticketing and fan experiences, and a fan website. Our success depends in part on the level of popularity of a particular artist, the depth of the fan base, and the continued popularity of the artist. The Company can be adversely affected, and incur substantial loss of revenue, if an entire tour, or one or more shows within a tour, is terminated due to lack of interest, illness, death, or for any other reason. In the event that a show or tour is cancelled or postponed, the Company may incur losses for that show, or fail to recoup any advance monies paid to the artist. In addition, we may not be able to obtain sufficient insurance coverage at reasonable costs to adequately protect us against the death, disability or other failure of such artists to continue engaging in revenue-generating activities under those arrangements.

Any inability to fund the significant up-front cash requirements associated with our touring business could result in the loss of key tours.

In order to secure a tour, including global tours by major artists, we are often required to advance funds to the artist prior to the sale of any tickets for that tour. If we do not have sufficient cash on hand or capacity under any credit facility to advance the necessary funds for any given tour, we would not be able to secure the artist and our revenue would be negatively impacted.

The live entertainment business is highly sensitive to public tastes and dependent on our ability to secure popular artists and other live entertainment events, and we may be unable to anticipate or respond to changes in consumer preferences, which may result in decreased demand for our services.

Our ability to generate revenue from our entertainment operations is highly sensitive to rapidly changing public tastes and dependent on the availability of popular artists and events. Our success depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to create and perform live entertainment content, any unwillingness to tour or lack of availability of popular artists, touring theatrical performances and other performers could limit our ability to generate revenue. In particular, there are a limited number of artists that can headline a major North American or global tour or who can sell out larger venues. If those key artists do not continue to tour, or if we are unable to secure the rights to their future tours, then our business would be adversely affected.

In addition, we often agree to pay an artist an upfront advance prior to our receiving any operating income. Therefore, if the public is not receptive to the tour, we may incur a loss for the tour depending on the amount of any advance or incurred costs relative to any revenue earned, as well as foregone revenue we could have earned at booked venues. We may not have cancellation insurance policies in place to cover our losses if a performer cancels a tour. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our operating results and profitability.

We may be adversely affected by the current deterioration in economic conditions, which could affect consumer and corporate spending and our ability to raise capital, and, therefore, significantly adversely impact our operating results.

A decline in attendance at or reduction in the number of live entertainment events may have an adverse effect on our revenue and operating income. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorship opportunities and our ability to generate revenue. The risks associated with our businesses become more acute in periods of slowing economy or recession, which may be accompanied by a decrease in attendance at live entertainment events. Instability in the financial markets as a result of recession or otherwise, as well as insufficient financial sector liquidity, also could affect the cost of capital and energy suppliers and our ability to raise capital.

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, fuel prices, interest and tax rates and inflation can significantly impact our operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. These factors can affect attendance at our events, premium seats, sponsorship, advertising and hospitality spending, concession and souvenir sales, as well as the financial results of sponsors of our venues, events and the industry. Negative factors such as challenging economic conditions, public concerns over additional terrorism and security incidents, particularly when combined, can impact corporate and consumer spending, and one negative factor can impact our results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by economic conditions, thereby possibly impacting our operating results and growth.

Market consolidation has created and continues to create companies that are larger and have greater resources than us.

As the online commerce market continues to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. For example, Live Nation recently announced a possible merger with Ticketmaster.

The effects that any completed and pending acquisitions and strategic plans may have on us cannot be predicted with accuracy, but some of these companies that maintain divisions that compete with us are aligned with companies that are larger or better established than us. Even though some of the competitive services offered by these companies may comprise a small amount of their business, their potential access to greater financial, marketing and technical resources would put them in a stronger competitive position as compared to our Company. In addition, these companies include television broadcasters with access to unique content and substantial marketing resources that may not be available to our Company.

Security breaches and credit card fraud could harm our business.

We rely on encryption and authentication technology licensed from a third party through an online user agreement to provide the security and authentication necessary to effect secure transmission of confidential information. We believe that a significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We cannot give assurances that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction data. If this compromise of our security were to occur, it could have a material adverse effect on our business, results of operations and financial condition. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. To the extent that activities of our Company or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. We cannot offer assurances that our security measures will prevent security breaches or that failure to prevent these security breaches will not have a material adverse effect on our business.

Our industry may be exposed to increased government regulation.

Our Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to, or commerce on, the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, fraud, taxation, advertising, intellectual property rights and information security. Compliance with additional regulation could hinder our growth or prove to be prohibitively expensive.

Furthermore, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could increase our cost of doing business or otherwise have an adverse effect on our business, results of operations and financial condition.

Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. In addition, because our service is available over the Internet in multiple states, and we sell to numerous consumers resident in these states, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state. Our failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject our Company to taxes and penalties for the failure to qualify. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect our business, results of operations and financial condition.

Risks Associated with our Common Stock

Our stock price has been and may continue to be very volatile.

The market price of the shares of our common stock has been, and is likely to be, highly volatile. During the 12 months prior to December 31, 2008, our stock price as traded on the OTC Bulletin Board has ranged from a high of $.59 per share to a low of $.10 per share. The variance in our share price makes it extremely difficult to forecast with any certainty the stock price at which you may be able to buy or sell your shares of our common stock. The market price for our stock could be subject to wide fluctuations in response to factors that are out of our control such as:

•	actual or anticipated variations in our results of operations,

•	announcements of new products, services or technological innovations by our competitors;

•	developments with respect to patents, copyrights or proprietary rights;

•	short selling our common stock and stock price manipulation;

•	developments in Internet regulation; and

•	general conditions and trends in the Internet, entertainment and electronic commerce industries.

The trading prices of many technology companies’ stock have experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market factors may adversely affect the market price of our common stock. These market fluctuations, as well as general economic, political and market conditions such as recessions or interest rate fluctuations, may adversely affect the market price of our common stock. Any negative change in the public’s perception of the prospects of Internet or e-commerce companies could depress our stock price regardless of our results.

We have issued options, warrants and convertible notes that have had and will have a dilutive effect on our shareholders.

We have issued numerous options, and convertible securities to acquire our common stock that have had a dilutive effect on our shareholders. We depend on our ability to issue stock and options to conserve cash. As of December 31, 2008, in lieu of cash compensation to employees and consultants, we had outstanding stock options to acquire 29,814,625 shares of our common stock, exercisable at prices ranging from $.001 to $1.625, with a weighted average exercise price of $.103. We compensate a number of employees and consultants through stock options grants under the Company’s 2001 Non-Qualified Stock Option Plan. 100 million shares were registered under that plan since its inception in 2001. Typically, shares are immediately exercised by the employee or consultant. In 2008, employees received options for 440,183 shares equal to $100,308 in compensation, and consultants and professionals received 9,534,650 shares equal to $2,059,515 in compensation. Dilution is more substantial when our stock price is low.

We may have difficulty obtaining additional financing as a result of the significant number of shares that have been issued upon conversion of the convertible notes.

The significant number of shares issued upon conversion of our convertible notes may make it difficult to obtain additional financing. Due to the significant number of shares of our common stock which resulted from conversion of our convertible notes, among other things, new investors may either decline to make an investment in our Company due to the large number of shares outstanding, which number is over 200 million. If we are required to provide similar terms to obtain required financing in the future, the potential adverse effect of these existing financings could be perpetuated and significantly increased. In addition, sales of substantial amounts of our common stock in the public market pursuant to Rule 144, upon exercise or conversion of derivative securities or otherwise, or even the potential for these sales, could also affect our ability to raise capital through the sale of equity securities.

Present management may control the election of our directors and all other matters submitted to the stockholders for approval.

Our executive officers and directors, in the aggregate, beneficially own approximately 13% of our outstanding common stock (if we include options that they hold and can exercise), and two other stockholder groups own approximately 21% of our outstanding common stock. As a result, by joining forces with each other and the holders of approximately 17% of our outstanding common stock, they may be able to exercise control over all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets). Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of our common stock.

“Penny stock” regulations may impose certain restrictions on marketability of securities.

The SEC adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock may be subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser’s prior written consent to the transaction.

Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability to sell our common stock in the secondary market.

The market for our Company’s securities is limited and may not provide adequate liquidity.

Our common stock is currently traded on the OTC Bulletin Board (“OTCBB”), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There is a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the twelve months prior to December 31, 2008, the actual trading volume ranged from a low of 17,650 shares of common stock to a high of over 3 million shares of common stock with 4 days exceeding a trading volume over 1,000,000. On many days, the trading volume is limited. Selling our shares can be more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company’s stock may be unable to sell shares purchased should they desire to do so.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          We do not own any real property. Currently, we are tenants-at-will at our principal office at 4 Brussels Street, Worcester, Massachusetts, and pay $2,600 monthly in rent. We also have an office at 236 Huntington Avenue, Boston, 5th Floor, and pay $5,822 monthly under a 5-year lease, due to expire in 2011. The condition of our offices is excellent. We do not invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities, and we have no policies related to such investments.

Item 3. Legal Proceedings

          From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. Our management is not aware of any litigation outstanding, threatened or pending as of the date hereof by or against us or our properties which we believe would be material to our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock, par value $.001 per share, is presently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol, “PAYD”.

          The following table sets forth the high and low prices for our common stock as reported by OTCBB for the eight quarters ended December 31, 2008. The quotations from the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

2008	High	Low

Quarter ended March 31, 2008	$.59	$.21
Quarter ended June 30, 2008	$.31	$.184
Quarter ended September 30, 2008	$.28	$.191
Quarter ended December 31, 2008	$.23	$.10

2007	High	Low

Quarter ended March 31, 2007	$.57	$.24
Quarter ended June 30, 2007	$.59	$.34
Quarter ended September 30, 2007	$.49	$.34
Quarter ended December 31, 2007	$.495	$.275

          As of March 1, 2009, there were approximately 1,814 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

          We have not previously paid cash dividends on our common stock, and intend to utilize current resources to operate the business; thus, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

Equity Compensation Plan Information

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security Holders	28,250,000	$.107	0
Equity Compensation Plans Not Approved by Security Holders	1,564,625	$.039	8,883,973

Total	29,814,625	$.103	7,883,973

Refer to Note 7, Notes to Consolidated Financial Statements for the Years ended December 31, 2008, 2007 and 2006 incorporated by reference herein from Part II, Item 8, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

          We compensate a number of employees and consultants through stock option grants under the Company’s 2001 Non-Qualified Stock Option Plan. 100 million shares were registered under that plan since its inception in 2001. Typically, shares are immediately exercised by the employee or consultant. In 2008, employees received options for 440,183 shares equal to $100,308 in compensation, and consultants and professionals received 9,534,650 shares equal to $2,059,515 in compensation.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Performance Graph

          The following graph compares the annual percentage change in our cumulative total stockholder return on our common stock during the period commencing on December 31, 2003 and ending on December 31, 2008 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between our share price at the end and the beginning of the measurement period; by (B) our share price at the beginning of the measurement period) with the cumulative total return of the Nasdaq Stock Exchange Composite Index and one peer issuer, Live Nation, Inc. (NYSE: LYV) during such period. We have not paid any dividends on our common stock, and we do not include dividends in the representation of our performance. The stock price performance on the graph below does not necessarily indicate future price performance.

Source: www.finance.aol.com

Company/Index	2003	2004	2005	2006	2007	2008

Paid, Inc.	$100	$149	$100	$189	$211	$103
Nasdaq Stock Exchange Composite Index	$100	$109	$110	$121	$132	$79
Live Nation, Inc. (NYSE: LYV)	—	—	$100	$171	$111	$44

Item 6. Selected Consolidated Financial Data

The following table summarizes our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this annual report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2008, 2007 and 2006, and the selected consolidated balance sheet data as of December 31, 2008 and 2007 are derived from the audited consolidated financial statements, which are included elsewhere in this document. The selected consolidated statements of operations data for the years ended December 31, 2005 and 2004, and the consolidated balance sheet data at December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included in this document. Historical results are not necessarily indicative of the results to be expected in future periods.

	For the Years Ended December 31,

	2008	2007	2006	2005	2004

Consolidated Statement of Operations Data:
Revenue	$2,181,236	$3,383,294	$8,048,854	$4,920,123	$1,852,545
Cost of revenues	1,410,402	1,965,619	5,556,635	3,562,073	1,162,953

Gross profit	770,834	1,417,675	2,492,219	1,358,050	689,592

Operating expenses:
Salary, general and administrative expenses	4,555,504	3,650,646	3,665,846	4,016,219	3,492,264
Website development costs	466,499	423,308	519,096	545,171	779,811

Total operating expenses	5,022,003	4,073,954	4,184,942	4,561,390	4,272,075

Loss from operations	(4,251,169)	(2,656,279)	(1,692,723)	(3,203,340)	(3,582,483)
Other income (expense), net	(483,199)	(67,804)	(11,385)	(294,822)	(497,251)

Loss before income taxes	(4,734,368)	(2,724,083)	(1,704,108)	(3,498,162)	(4,079,734)
Provision for income taxes	—	—	—	—	—

Net loss	(4,734,368)	(2,724,083)	(1,704,108)	(3,498,162)	(4,079,734)
Loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Shares	240,469,844	226,679,082	210,364,212	184,008,727	163,762,845

	For the Years Ended December 31,

	2008	2007	2006	2005	2004

Total current assets	$1,572,684	$1,685,415	$1,477,269	$3,639,414	$903,288
Property and equipment, net	30,967	74,338	191,518	256,244	172,706

Other intangible assets, net	9,888	10,828	11,768	33,290	688,872

Total assets	1,613,539	1,770,581	1,680,555	3,928,948	1,764,866
Total current liabilities	1,014,222	762,252	1,409,433	3,787,695	1,446,025

Long term liabilities	—	—	—	1,150,000	2,398,021
Total shareholders’ equity (deficit)	599,317	1,008,329	271,122	(1,008,747)	(2,079,180)

Total liabilities and shareholders’ equity	1,613,539	1,770,581	1,680,555	3,928,948	1,764,866

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

          This Annual Report on Form 10-K contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, “could”, “may”, “should”, “will”, “would”, and similar expressions or variations of such words are intended to identify forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchase of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

          Although forward-looking statements in this Annual Report reflect the good faith judgment of the Company’s management, such statements can only be based on facts and factors currently known by the Company. Further, whether actual results will conform to our expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the risks and uncertainties discussed in this Annual Report; general economic, market, or business conditions; the opportunities that may be presented to and pursued by us; competitive actions by other companies; changes in laws or regulations; and other circumstances, many of which are beyond our control. Thus, actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable; the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, “Risk Factors”.

          For example, the Company’s ability to achieve positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company’s inability to successfully implement the Company’s business and revenue model, tour or event cancellations, higher costs than anticipated, the Company’s inability to sell its products and services to a sufficient number of customers, the introduction of competing products by others, the Company’s failure to attract sufficient interest in and traffic to its sites, the Company’s inability to complete development of its sites, the failure of the Company’s operating systems, and the Company’s inability to increase its revenues as rapidly as anticipated. If the Company is not profitable in the future, it will not be able to continue its business operations.

          Except as required by applicable laws, we do not intend to publish updates or revisions of any forward–looking statements we make to reflect new information, future events or otherwise. Readers are urged to review carefully and to consider the various disclosures made by Paid, Inc. in this Annual Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

Inventories: Inventories are stated at the lower of average cost or market on a first-in, first-out method. On a periodic basis we review inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, we establish reserves based upon management’s experience and assessment of current product demand. The Company’s inventories are comprised of merchandise and collectibles that relates to performing artists and athletes and valuation of it is more subjective than with more standard inventories. General economic conditions, tour schedules of performing artists, and the reputation of the performing artists/athletes, might make sale or disposition of these inventories more or less difficult. Any increases in the reserves would cause a decline in profitability, since such increases are recorded as charges against operations.

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

Results of Operations

Year ended December 31, 2008 to year ended December 31, 2007

The following discussion compares the Company’s results of operations for the year ended December 31, 2008 with those for the year ended December 31, 2007. The Company’s financial statements and notes thereto included elsewhere in this annual report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the year ended December 31, 2008, revenues were $2,181,000, 91% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists. Sales of the Company’s own product and fees from buyers and sellers represented 8% of revenues. Gross sales of the Company’s own product were $164,000. Fan experience, fan club membership and related merchandise sales revenues were $1,979,000. Other revenues were $38,000, less than 2% of gross revenues, during the year ended December 31, 2008. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several other performing artists during 2009. Performing artists typically do not announce tour plans until two to four months in advance of the first show. Several performing artists represented by the Company have announced tours that are scheduled to begin during the second and/or third quarters of 2009.

The Company’s 2008 revenues represent a decrease of approximately $1,202,000 or 36%, from 2007, when revenues were $3,383,000. For the year ended December 31, 2007, sales of the Company’s product were $175,000 or 5% of gross sales, fan club membership and related merchandise sales revenues were $3,145,000, 93% of gross revenues, sports marketing revenues were $36,000, or 1% of gross revenues, and other revenues were $27,000, or less than 1% of gross revenues.

The main reasons for the decrease in revenues was a $1,167,000 decrease related to the tours of performing artists, lower revenues related to sports marketing services of $36,000 and lower sales of Company owned product of $10,000 from the same period in 2007. Revenues related tours of performing artists are dependent upon tour schedules, the popularity of the artist(s) on tour, and whether the tour(s) are domestic or international. During 2008, while there was an increase in the number of artists represented by the Company, the concerts held were at smaller venues, resulting lower attendance. Gross Profit from celebrity services for the years ended December 31, 2008 and 2007 was approximately $1,122,000 and $1,484,000 respectively. Gross profit (loss) from Company owned product sales for the year ended December 31, 2008 was approximately ($98,000), $192,000 less than in 2007. This decrease in gross profit is attributable to an addition to the inventory reserve of $150,000 during 2008.

Operating Expenses. Total operating expenses for the year ended December 31, 2008 were $5,022,000 compared to $4,074,000 in 2007, an increase of $948,000.

Sales, general and administrative (“SG&A”) expenses for the year ended December 31, 2008 were $4,556,000, compared to $3,651,000 for the year ended December 31, 2007. The increase of $905,000 in SG&A costs includes increases in payroll and related costs of $89,000, option compensation of $453,000, professional fees of $394,000, and other expenses of $131,000, offset by decreases in travel of $57,000, shipping and postage of $14,000, and credit card commissions of $58,000. The credit card commissions and postage and shipping decreases are principally attributable to lower levels of tours of performing artists. The increase in professional fees is attributable to new business development costs and those associated with Sarbanes-Oxley compliance testing.

Costs associated with planning, maintaining and operating our web sites for the year ended December 31, 2008 increased by $43,000 from 2007. This increase is due primarily to an increase in payroll and related costs of $91,000 offset by a decrease in depreciation of $58,000.

Interest Expense. For the year ended December 31, 2008, the Company incurred approximately $484,000 of interest charges compared to interest charges of $83,000 in 2007, an increase of $401,000. This increase is attributable to the discount related to restricted stock granted in settlement of notes payable and amortization of the fair value of warrants issued in connection with short term debt.

Net Loss. The Company realized a net loss for the year ended December 31, 2008 of $4,734,000 compared to a net loss of $2,724,000 for the year ended December 31, 2007. The 2008 loss represents $.02 per share while the loss for 2007 represents $.01 per share.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Year ended December 31, 2007 to year ended December 31, 2006

The following discussion compares the Company’s results of operations for the year ended December 31, 2007 with those for the year ended December 31, 2006. The Company’s financial statements and notes thereto included elsewhere in this annual report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the year ended December 31, 2007, revenues were $3,383,000, 93% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists. Sales of the Company’s own product and fees from buyers and sellers represented 5% of revenues, and sports marketing revenues represented 1% of revenues. Gross sales of the Company’s own product were $175,000. Fan experience, fan club membership and related merchandise sales revenues were $3,144,000, and sports marketing revenues were $36,000. Other revenues were $28,000, less than 1% of gross revenues, during the year ended December 31, 2007.

The Company’s 2007 revenues represent a decrease of approximately $4,666,000 or 58%, from 2006, when revenues were $8,049,000. For the year ended December 31, 2006, sales of the Company’s product were $491,000 or 6% of gross sales, fan club membership and related merchandise sales revenues were $7,278,000, 90% of gross revenues, sports marketing revenues were $247,000, or 3% of gross revenues, and other revenues were $33,000, or less than 1% of gross revenues.

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

Sales, general and administrative (“SG&A”) expenses for the year ended December 31, 2007 were $3,651,000, compared to $3,666,000 for the year ended December 31, 2006. The decrease of $15,000 in SG&A costs includes decreases in payroll and related costs of $225,000, depreciation and amortization of $21,000 as certain assets became fully depreciated during 2007, credit card commissions of $59,000, tour expenses of $82,000 and shipping and postage of $105,000, offset by increases in professional fees of $452,000, travel of $33,000, and rents of $34,000. The credit card commissions and postage and shipping decreases are principally attributable to lower levels of tours of performing artists. The increase in professional fees is attributable to new business development costs, which are expected to generate additional revenues in future periods.

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

Assets

At December 31, 2008, total assets of the Company were $1,614,000 compared to $1,771,000 at December 31, 2007.

Operating Cash Flows

A summarized reconciliation of the Company’s net losses to cash used in operating activities for the years ended December 31, 2008, 2007 and 2006, is as follows:

	2008	2007	2006

Net loss	$(4,734,400)	$(2,724,100)	$(1,704,100)
Depreciation and amortization	71,000	129,100	148,400
Inventory reserve	150,000	—	150,000
Share based compensation	453,000	—	—
Amortization of debt discount	61,100	—	—
Intrinsic value of stock options awarded in payment of outside services and compensation	2,159,800	1,735,000	1,282,300
Interest charge on discounted stock issuance	371,800	75,000	—
Common stock issued in payment of interest	—	—	137,800
Net current assets and liabilities associated with advance ticketing	—	—	(1,749,000)
Changes in current assets and liabilities	72,300	(379,500)	232,200

Net cash used in operating activities	$(1,395,400)	$(1,164,500)	$(1,652,400)

Working Capital and Liquidity

The Company had cash and cash equivalents of $107,000 at December 31, 2008, compared to $265,000 at December 31, 2007 and $138,000 at December 31, 2006. The Company had $558,000 of working capital at December 31, 2008 compared to $923,000 at December 31, 2007 and $68,000 at December 31, 2006. At December 31, 2008 current liabilities were $1,014,000 compared to $762,000 at December 31, 2007 and $1,409,000 at December 31, 2006. Current liabilities increased at December 31, 2008 compared to December 31, 2007 primarily due to higher levels of accounts payable and accrued expenses. Current liabilities decreased at December 31, 2007 compared to December 31, 2006 primarily due to lower levels of short term debt, accounts payable, and accrued expenses, offset by an increase in deferred revenues.

The Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the year ended December 31, 2008. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits in 2009 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months. These resources include call options, expiring on May 9, 2009, for approximately 435,000 shares of common stock, which, once assigned by the Company, can generate between $39,000 and $125,000 (based solely upon the 52 week high and low closing prices of the Company’s common stock) of cash. In addition, management continues to explore opportunities to monetize its patent. However, there can be no assurance that anticipated touring activity will occur, that assignment of the call options can be concluded on reasonably acceptable terms, and that the Company will be successful in monetizing its patent. Management continues to seek alternative sources of capital to support operations. Finally, world economic conditions, in particular those in the United States, are likely to impact sales of fan experiences and the availability of financing

Contractual Obligations and Other Commercial Commitments

The table below summarizes our gross contractual obligations and other commercial commitments as of December 31, 2008. As of December 31, 2008, we did not have any contractual obligations (long term debt obligations, capital lease obligations, purchase obligations, or other long-term liabilities) other than our operating lease.

	Payments Due by Period

Contractual Obligations	2009	2010	2011	2012 and Thereafter	Total

Operating lease	69,600	69,600	23,200	0	162,400

Total contractual obligations	$69,600	$69,600	$23,200	$0	$162,400

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency rates, interest rates, and other relevant market rates or price changes. In the ordinary course of business, the Company is exposed to market risk resulting from changes in foreign currency exchange rates, and the Company regularly evaluates its exposure to such changes. The Company’s overall risk management strategy seeks to balance the magnitude of the exposure and the costs and availability of appropriate financial instruments.

Impact of Inflation and Changing Prices

Historically, our business has not been materially impacted by inflation. We price and provide our service within a short time frame.

Foreign Currency Fluctuation

Our revenue is primarily denominated in U.S. dollars. Therefore, we are not directly affected by foreign exchange fluctuations. However, fluctuations in foreign exchange rates may have an effect on merchandise sales for concerts occurring outside the U.S. We do not believe that foreign exchange fluctuations will materially affect our results of operations.

Seasonality

Our revenue is subject to seasonality and fluctuations during the year primarily related to artist touring activities. More outdoor venues are available during May through September. In addition, the timing of tours for top-grossing acts could impact comparability of quarterly results year over year.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          The Company’s management, including the President of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting described below, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As described in our accompanying Management’s Report on Internal Control over Financial Reporting, we have identified five remaining material weaknesses in internal control over financial reporting. Because of these remaining material weaknesses, we concluded that, as of December 31, 2008, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

We intend to implement procedures and controls in 2009 to remediate the remaining material weaknesses at the entity and activity levels, and to review further our procedures and controls. In addition, we will continue to make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

Prior to the complete remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls—even where we conclude the controls are operating effectively—can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting of the Company. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2008 based on criteria established under the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment. Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2008 due to the following:

1. Entity Level Controls

•	Lack of corporate governance

•	Ineffective control environment

•	Lack of segregation of duties

2. Activity Level Controls

•	Lack of procedures and control documentation

•	Lack of information technology controls and documentation

1. Inadequate Entity Level Controls

Lack of Corporate Governance

          The Company’s Corporate Governance is made up of a set of practices, policies, laws, and principles, designed to provide guidance and structure to directors, managers, and employees with a clear view of corporate goals and business objectives. These processes and procedures need to be clearly defined, presented and administered to each participant in the organization, and should document the distribution of rights and responsibilities among employees, management, clients and customers.

          Steps taken towards Remediation for a Lack of Corporate Governance:

•

The Company has made improvements by designing and drafting a corporate governance policy which has been approved by the Board of Directors, which documents the role of the Board and management, functions of the Board, role of the Audit Committee, agenda items for board meetings, recoupment of unearned compensation, indemnification, reporting of concerns & complaints, and director access to management.

•	Management has increased its communication of corporate goals and initiatives through meetings and documented emails to provide an increased level of awareness and accountability.

•

Certain employees and managers, in different departments, are now required to report to executives and managers with documented financial reports, statistical summaries of projects and tasks, and weekly reviews.

Ineffective Control Environment

          The control environment philosophy of an organization influences the consciousness of its people and how they conduct their activities and responsibilities. Control environment factors include, the integrity, ethical values, and competence of the entity’s people; management’s philosophy and operating style; the way management assigns authority and responsibility; the way management organizes and develops its people; and the attention and direction provided by the audit committee and board of directors.

          Steps taken towards Remediation for an Ineffective Control Environment:

•

Through a more comprehensive project and task review cycle, management is instilling a more definitive code of conduct throughout all levels of employment. All employees have always been encouraged to communicate openly with management regarding all business matters. The Company now proactively engages each employee in regular weekly and monthly reviews and requires each participant to provide a written document of their assignments, completed tasks and pending projects.

•

Independent contractors and consultants are responsible for presenting a monthly report as to their projects and tasks. The reviews are met with a discussion with management followed by an evaluation to make sure the participant is fulfilling their duties and following the core philosophies of the Company. These reviews are following by an email documenting the discussion and any decisions that management approved.

•

The Board of Directors is now formally meeting to discuss our filings and the discussions are being documented for future reference. During these discussions, the auditors, legal or accounting may be presenting to the Company various information which may be of material importance to our financial reporting and internal controls.

•

Departments are now required to periodically review their procedures and policies to make sure they are still appropriate. These analyses are documented and then presented to management for review and discussion. While a primary focus is on the financial reporting procedures, all departments are required to follow this corporate guideline.

•

The Company has made progress and will continue to make improvements with regard to our financial reporting systems. Meetings are formalized and each financial decision is now documented from weekly reviews of accounts payable and receivable to budget requests for corporate expenditures. Reports are now authorized and filed with participants’ signatures and research and pending decisions are reviewed the following meeting to assess progress.

Lack of Segregation of Duties

          A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well.

          Steps taken towards Remediation for Segregation of Duties:

•	The Company redesigned the processes and procedures around inventory management to better align duties and responsibilities so that there is a greater segregation of duties.

•	Certain departments have implemented procedural steps and approval mechanisms on certain financial reporting processes to ensure a greater level of oversight and separation of duties.

•	Management is requiring greater control and documentation outlining specific duties and tasks on all projects.

•

The Company implemented new project management software which was designed to increase efficiencies and reduce overhead. The software also identifies deliverables which may be dependent on other deliverables enabling the project managers to redirect duties to other individuals. This software assists the Company with reducing its dependency on any one particular employee with multiple responsibilities, thus preventing a bottleneck and risk of too much control on any one individual.

Although significant steps have been taken in this area, many of the changes made to our entity level controls were implemented late in the year. In addition, further work is required to develop appropriate controls in some aspects of entity level control to provide reasonable assurance that controls are designed in the most effective and efficient manner possible. Therefore, while we believe these changes will be effective at mitigating risk of material error, there continues to be additional work required for us to conclude that all three of these control areas are operating effectively. Therefore, as noted in the Management’s Report on Internal Control over Financial Reporting, we consider each of these control areas within the entity level control to constitute a material weakness.

2. Inadequate Activity Level Controls

Lack of procedures and control documentation

The Company’s activity level controls are ineffective relating to certain accounts, revenue recognition, purchasing, accounts payable, inventory, and financial closing. Ineffective internal controls relating to these accounts may affect the financial statements and will directly affect the nature and timing of other auditing procedures for certain activities.

          Steps taken towards Remediation of Revenue Recognition:

•

Most revenue transactions are online credit card payments from products placed for sale on various clients’ websites. The pricing for the products listed is now reviewed and approved by management and documented on purchase orders that are reviewed by each department manager.

•

Each week client managers receive a document outlining the revenues from all clients with strategic information enabling them to prepare a plan and goal for future weeks. Management reviews the document and works with client managers to hit incremental milestones or forecast.

•	All web sales are now reconciled across the Company’s multiple revenue and accounting systems comparing for any discrepancies.

•

Improved systems and procedures reconciling offsite revenue nightly. This process now reconciles individual revenues directly back to individual general ledger accounts. There is a clear segregation of duties throughout the process minimizing risk of fraud and requiring more individuals to be accountable at different times.

Steps taken towards Remediation of Expenditures and Accounts Payable:

•

Established improved procedures documenting and providing an approval process for authorizing a merchandising agent to complete and submit a purchase order. Each purchase order has been authorized by management and a clear segregation of duties exists between the merchandise being ordered, received and payment made.

•	An internal control procedure has been implemented for receiving goods accurately and validating the cost, quantities, quality of goods against the purchase order

•	Implemented a signature authorization policy outlining specific authority prior to any commitment of our funds for various transactions and purchases.

•

Client accounts are reviewed on a weekly basis to assess their revenues and expenses and each week is documented and filed for review against quarterly reports and client payments. All quarterly payments are analyzed and reconciled between the different accounting systems to verify accurate reporting.

•

The Vendor Master File is reviewed on a weekly basis for updates and changes and any changes are analyzed and monitored for their activity and frequency.

Steps taken towards Remediation of Inventory Controls:

•

Access to changing data within the inventory management software has been restricted to only essential personnel. Other individuals have access to view data and access reports, but they are restricted from making any changes within the system.

•	Policies have been implemented that require all purchases and inventory maintenance to be reviewed by management to authorize pricing, sales and promotional events through client websites.

•

Improved procedures regarding receiving logs, quality assurance checks, and purchase order processes have been implemented to provide for a clear separation of duties. These procedures deter fraud and protect against collusion.

•

Improved physical inventory controls, overseen by management, with weekly reviews randomly checking floor to sheet and sheet to floor. This procedure is designed to tighten inventory controls and create faster turns on inventory by management discussing with merchandising on the status of the inventory on a more regular basis.

Steps taken towards Remediation of Financial Closing:

•	The Company enhanced its quarterly procedures for financial closings requiring the executives and management to review the financial data prior to the package being submitted to the accountants.

Lack of information technology controls and documentation

Information technology controls are specific activities performed by persons or systems designed to ensure that the business objectives can be met, protect the business from fraud and collusion, and keep the corporate assets protected and safe.

Steps taken towards Remediation of Information Technology Controls:

•

Enhanced the documentation and procedures of our information technology to control assurance that changes to financial applications are properly authorized and tested and that access to our information systems and financial applications are appropriately restricted.

•	Updated our information systems user profiles to improve access controls.

•	Implemented improvements to our information systems to further address control deficiencies.

•	Updated secure backup procedures with best practice methodologies for protecting our financial data and incase of a problem continuously test the restoring from backup tapes.

•	Enhanced the documentation of certain core proprietary technologies so that there is more redundancy and protection of corporate assets.

Although significant steps have been taken in this area, many of the changes made to our activity level controls were implemented late in the year. In addition, further work is required to develop appropriate controls in some aspects of activity level control to provide reasonable assurance that controls are designed in the most effective and efficient manner possible. Therefore, while we believe these changes will be effective at mitigating risk of material error, there continues to be additional work required for us to conclude that both of these control areas are operating effectively. Therefore, as noted in the Management’s Report on Internal Control over Financial Reporting, we consider each of these control areas within the activity level control to constitute a material weakness.

          A factor for our internal control deficiencies is the small size of the Company and the lack of a financial expert on the Audit Committee of the Board of Directors and other corporate governance controls. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance.

          Our independent registered public accounting firm has issued its report on the Company’s internal control over financial reporting as of December 31, 2008. This report appears below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Paid, Inc.
Worcester, Massachusetts

We have audited Paid, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures the (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Managements’ Annual Report on Internal Control over Financial Reporting, management has concluded that the Company did not maintain effective control over financial reporting as of December 31, 2008 due to pervasive control deficiencies and material weaknesses. The existence of pervasive control deficiencies and material weaknesses impair the effectiveness of other controls by rendering their design ineffective or by keeping them from operating effectively. As stated in management’s report, the pervasive deficiencies identified include both entity and activity level controls and consisted of (1) ineffective corporate governance, (2) an ineffective control environment, (3) the lack of any procedural and control documentation, (4) a pervasive lack of segregation of duties without appropriate alternative controls and, (5)the lack of information technology controls and documentation. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit the consolidated financial statements. This report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Bard (United States), the consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders equity (deficit) of the company as of and for the year ended December 31, 2008. Our report dated March 16, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

/s/ CCR LLP

Westborough, MA
March 16, 2009

          b) Changes in Internal Control Over Financial Reporting

          As discussed in the Managements’ Annual Report on Internal Control over Financial Reporting, the Company made a number of changes to improve its internal controls over financial reporting the year ended December 31, 2008. Although significant steps have been taken, many of the changes made were implemented late in the year. Therefore, while we believe they will be effective at mitigating risk of material error, there has been insufficient time for us to conclude that they are operating effectively.

Item 9B. Other Information

          Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

          The following table sets forth certain information regarding the directors and executive officers of Paid, Inc.:

Name	Age	Position

Gregory Rotman*	43	Director, Chief Executive Officer & President
Richard Rotman*	38	Director, Chief Financial Officer, Vice President, Treasurer & Secretary
Andrew Pilaro	39	Director

* Gregory Rotman and Richard Rotman are brothers.

          Each of the directors was elected as of September 19, 2000, for a term expiring at the 2001 Annual Meeting of Stockholders and until their successors are elected and qualified. The Company has not held an annual meeting or elected directors since September 19, 2000. Under the Delaware General Corporation Law, each director holds office until such director’s successor is elected and qualified or until such director’s earlier resignation or removal. The following is a description of the current occupation and business experience for at least five years for each director and executive officer.

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

          The company has not made any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

          Other Significant Persons

          Keith Garde, age 55, is President of the celebrity services group. Mr. Garde has more than 25 years of management and production experience in the entertainment industry. In 1995, Mr. Garde founded PKA Management, a Boston-based firm that manages national talent, manages video production and provides consulting services. Mr. Garde was one of the early pioneers in leveraging the Internet for entertainment entities, utilizing it for the digital distribution of artists’ content and intellectual property. Mr. Garde has collaborated on special projects for MTV, VH1, A&E, ESPN, NFL, Disney, Paramount Pictures, Daimler-Chrysler, multiple record labels and many other major corporations and artists. He also serves as special projects manager for the artist Aerosmith.

Audit Committee

          The Securities and Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. Based on its review of the criteria of an audit committee financial expert under the rule adopted by the SEC, the Board of Directors does not believe that any member of the Board of Directors’ Audit Committee would be described as an audit committee financial expert. At this time, the Board of Directors believes it would be desirable for the Audit Committee to have an audit committee financial expert serving on the committee. While from time to time informal discussions as to potential candidates have occurred, no formal search process has commenced. Andrew Pilaro, the Company’s only independent director, is the sole member of the audit committee. The audit committee does not have a charter.

Audit Committee Report

          The Audit Committee reviewed and discussed our audited consolidated financial statements for the year ended December 31, 2008 with our management. The Audit Committee also reviewed and discussed our audited consolidated financial statements and the matters required to be discussed by Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU section 380) with CCR LLP, our independent registered public accounting firm. The Audit Committee received from CCR LLP the written disclosures and letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.

          Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The Audit Committee

Andrew Pilaro

Code of Ethics

          The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company’s Code of Ethics will be provided to anyone, free of charge, upon request to: Richard Rotman, CFO, Paid, Inc., 4 Brussels Street, Worcester, Massachusetts 01610.

          Any waiver of the code of business conduct and ethics for directors or executive officers, or any amendment to the code that applies to directors or executive officers, may only be made by the board of directors. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above. To date, no such waivers have been requested or granted.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. These persons are required by SEC regulation to furnish the Company with copies of all such reports they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors and beneficial owners of more than 10% of the Company’s stock, have been complied with for the period which this Form 10-K relates, except that Lewis Asset Management, Corp, Lewis Opportunity Fund, L.P., and LAM Opportunity Fund, Ltd., have not filed any Form 3, or any reports on Form 4 or Form 5. The Company believes that such parties may have been required to file a Form 3 as one affiliated group, but has no knowledge as to whether such parties or their affiliates should have filed a Form 3, Form 4, or Form 5 or whether such entities were engaged in any reporting transactions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

          Our three member board of directors serves in lieu of a compensation committee. The Board does not have a separate compensation committee. The Board is responsible for establishing policies and otherwise discharging the responsibilities of a compensation committee with respect to the compensation of our executive officers. Both executive officers are members of the Board and help set compensation.

          The Board has traditionally set a low salary for its executive officers, and has relied heavily on grants of stock options as further compensation incentive. The primary objective of our compensation program is to compensate executives in a way that reinforces decisions which would lead to long-term growth, which in turn leads to increased stockholder value. The Board also periodically is responsible for administering our incentive and equity-based plans. All decisions with respect to executive compensation are approved by the Board, including the one independent member of the board.

          Elements of compensation for our executives named in the Summary Compensation Table generally include:

•	Base Salary (not typically subject to adjustment); and

•	Stock Option Awards.

          In addition, our executives receive the same health, disability and insuarnce benefits as all other full time employees.

          Our allocation between long-term and currently paid compensation is intended to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and our shareholders. We provide cash compensation in the form of base salary to meet competitive salary norms to the extent possible. We provide non-cash compensation to reward tenure with the Company. Our option awards typically require a one to four year vesting from the date of grant to encourage management continuity. There is no established policy or formula for deciding when to award long-term compensation or the amount of such compensation. This approach provides us with flexibility to respond to marketplace and individual factors in attracting and retaining our executives and encouraging performance.

Elements of Compensation

Base Salary

          Our Board establishes base salary compensation for our executive officers at a rate that the Board considers low in order to conserve limited cash resources. In recommending base salaries for the fiscal year ended December 31, 2008, our Board considered historical salaries paid to executive officers. Increases are not pre-set and, if made, take into account the executive’s performance, responsibilities of the position, and experience. The Board does not believe that a sufficient peer group exists to appropriately compare the base salaries against other companies, but believes that the salaries paid are competitive with or substantially lower than other comparable entities.

Bonus and Other Non-Equity Incentive Plan Compensation

          Given our desire to conserve cash, we generally do not award cash bonuses or provide for other non-equity incentive plan compensation.

Stock Option and Equity Incentive Programs

          We believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership culture and closely align the interests of our executive officers with the interests of our shareholders. Because of the direct relationship between the value of an option and the market price of our common stock, we believe that granting stock options is the best method of motivating the executive officers to manage our Company in a manner that is consistent with the interests of our Company and our shareholders. We believe that equity grants in the form of stock options motivate executives to make stronger business decisions, improve financial performance, focus on both short-term and long-term objectives and encourage behavior that protects and enhances the long-term interests of our stockholders. In addition, the one to four year vesting feature of our typical equity grants is designed to encourage executive officer retention because this feature provides an incentive to our executive officers to remain in our employ during the vesting period.

          In determining the size of equity grants to our executive officers, our Board considers the applicable executive officer’s performance, the period during which an executive officer has been in a key position with us, the amount of equity previously awarded to the applicable executive officer, the vesting of such awards, the number of shares available under our plans, the limitations under our plans and the recommendations of management.

          We currently do not have any formal requirement to grant, or not to grant, equity compensation on specified dates. The grant value of all equity awards granted to executive officers is equal to the fair market value on the date of grant.

          Under the Company’s 2002 Stock Option Plan, the Board is authorized to determine and designate from time to time those individuals to whom options are granted. Unless an earlier expiration is specified by the Board in the option agreement, each option granted under the Stock Option Plan will expire generally on the tenth anniversary of the date the option was granted.

          The Company’s 2002 Stock Option Plan provides for the reserved 30,000,000 shares of Common Stock of the Company for issuance upon the exercise of options granted under the plan. No options are currently available for grant under the plan. Upon any attempt to transfer an option, or to assign, pledge, hypothecate or otherwise dispose of an option in violation of the Stock Option Plan, or upon the levy of any attachment or similar process upon such option or such rights, the option immediately becomes null and void.

Perquisites

          Our executive officers do not receive any perquisites and are not entitled to benefits that are not otherwise available to all of our employees. In this regard it should be noted that we do not provide pension arrangements, post-retirement health coverage, or similar benefits for our executive officers or employees.

Defined Contribution Plan

          We do not maintain a qualified retirement plan pursuant to Internal Revenue Code Section 401(k) covering employees or any other similar retirement plan.

Employment Agreements

          In general, we have not entered into formal employment agreements with our employees.

Accounting and Tax Considerations

          We select and implement our various elements of compensation for their ability to help us achieve our performance and retention goals and not based on any unique or preferential financial accounting treatment. In this regard, Section 162(m) of the Internal Revenue Code generally sets a limit of one million dollars on the amount of annual compensation (other than certain enumerated categories of performance-based compensation) that we may deduct for federal income tax purposes. Compensation realized upon the exercise of stock options is considered performance based if, among other requirements, the plan pursuant to which the options are granted has been approved by the a company’s stockholders and has a limit on the total number of shares that may be covered by options issued to any plan participant in any specified period. Options granted under our 2002 Stock Option Plan are considered performance based. Therefore any compensation realized upon the exercise of stock options granted under the 2002 Stock Option Plan will be excluded from the deductibility limits of Section 162(m). While we have not adopted a policy requiring that all compensation be deductible, we consider the consequences of Section 162(m) in designing our compensation practices.

Stock Ownership Guidelines

          Although we have not adopted any stock ownership guidelines, we believe that our compensation of executive officers, which includes the use of stock options, results in an alignment of interest between these individuals and our stockholders.

Benchmarking and Consultants

          Our Board reviews the history of all the elements of each executive officer’s total compensation over the past several years and, if appropriate, compares the compensation of the executive officers with that of the executive officers in an appropriate market comparison group comprised of smaller public entities.

Other Employees

          We compensate a number of non-executive employees and consultants through stock option grants under the Company’s 2001 Non-Qualified Stock Option Plan. One hundred million shares were registered under that plan since its inception in 2001. Typically, shares are immediately exercised by the employee or consultant. In 2008, employees received options for 440,183 shares equal to $100,308 in compensation, and consultants and professionals received 9,534,650 shares equal to $2,059,515 in compensation.

Compensation to the Named Executive Officers

          During fiscal year 2008, both of our named executive officers were accrued a salary of $100,000. While we did not research comparable salaries with a peer group, we believe that these salaries are either competitive with or substantially lower than salaries of similarly situated executive officers. To the extent that either executive received cash compensation higher than $100,000 in a given year, the increase was due to payment of accrued salary from a prior year. If less than $100,000, the executive and the Company made the decision to conserve cash and thus accrue the required cash payment.

          Both named executives have served in their roles since February 1999. Over the past 10 years, the two executives received two stock option grants which vested over time. The first grant was made under the Company’s 2002 Stock Option Plan on October 11, 2002. Both executives were granted options to purchase 10,000,000 shares of common stock at an exercise price of $.041, pursuant to the following vesting schedule: options to purchase 4,000,000 shares of common stock vested on April 11, 2003; options to purchase 3,000,000 shares of common stock vested on October 11, 2003, and options to purchase 3,000,000 shares vested on October 11, 2004. During 2008 each of Gregory Rotman and Richard Rotman exercised options to purchase 250,000 and 500,000 shares respectively. Under the Company’s 2002 Stock Option Plan, on January 10, 2008, each named executive received an additional grant of 2,500,000 shares of common stock at $.415 per share, which vest on January 10, 2012.

          The following table sets forth the compensation of the Company’s chief executive officer, the chief financial officer, and each officer whose total cash compensation exceeded $100,000, for the last three fiscal years ended December 31, 2008, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Option Awards ($)		Total

Gregory Rotman	2008	$100,000	$226,862	(2)	$326,862
President and Chief Executive Officer (PEO)	2007	$100,000	0		$100,000
	2006	$100,000	0		$100,000

Richard Rotman	2008	$100,000	$226,862	(2)	$326,862
Chief Financial Officer, Vice President,	2007	$100,000	0		$100,000
Treasurer and Secretary (PFO)	2006	$100,000	0		$100,000

(1) In 2008, 2007, and 2006, for each of Gregory Rotman and Richard Rotman, the executive earned $100,000, although payment may have been accrued and paid in a later pay period.

(2) On January 10, 2008, each of Gregory Rotman and Richard Rotman received stock received options to purchase 2,500,000 shares of common stock at an exercise price of $.415 per share. The options vest four years after the date of grant.

          The following table sets forth the grants of plan-based awards to the named executive officer for fiscal year 2008. All awards were made pursuant to the Company’s 2002 Stock Option Plan.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards

Gregory Rotman, President and CEO (PEO)	1/10/08	2,500,000	$.415	$907,450

Richard Rotman, CFO, Vice President and Secretary (PFO)	1/10/08	2,500,000	$.415	$907,450

          The following tables set forth certain information related to outstanding equity awards as of December 31, 2008 for Gregory Rotman and Richard Rotman. Other than the option awards described in the table below, no other equity or stock awards were made. During 2008, Gregory Rotman and Richard Rotman exercised options to purchase 250,000 and 500,000 shares respectively.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Gregory Rotman,	9,250,000	0	0	$.041	10/11/12
President and CEO (PEO)	0	2,500,000	0	$.415	1/10/18

Richard Rotman, CFO,	9,000,000	0	0	$.041	10/11/12
Vice President and Secretary (PFO)	0	2,500,000	0	$.415	1/10/18

OPTION EXERCISES AND STOCK VESTED

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise

Gregory Rotman, President and CEO (PEO)	250,000	$52,250

Richard Rotman, CFO, Vice President and Secretary (PFO)	500,000	$115,000

          None of the Company’s directors, including both named executive officers, received any separate compensation from the Company for serving as directors in 2008. However, on October 11, 2002, Andrew Pilaro received options to purchase 2,000,000 shares of common stock at an exercise price of $.041, pursuant to the 2002 Stock Option Plan, subject to the following vesting schedule: options to purchase 800,000 shares of common stock vested immediately; options to purchase an additional 600,000 shares of common stock vested on October 11, 2003, and options to purchase 600,000 shares of common stock vested on October 11, 2004. These options have not been exercised and expire on October 11, 2012.

Compensation Committee Interlocks and Insider Participation

          The Company has no separate compensation committee. Each of Gregory Rotman, Richard Rotman and Andrew Pilaro, and no other current or former officer or director, participated in deliberations of the Board of Directors concerning executive officer compensation. For the fiscal year ended December 31, 2008, (i) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; (ii) no executive officer of the Company served as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; and (iii) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Compensation Committee Report

          The board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management and, based on such review and discussions, the board of directors recommended that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Board of Directors

Andrew Pilaro
Gregory Rotman
Richard Rotman

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 1, 2009 of each of our directors and executive officers, and all of our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (4)

Gregory Rotman	16,051,079	(1)	5.86%
Richard Rotman	18,771,451	(2)	6.86%
Andrew Pilaro	2,068,700	(3)	.76%

All directors and executive officers as a group (3 individuals)	36,891,230		13.48%

(1) Includes options to purchase 9,250,000 shares of the Company’s common stock at an exercise price of $.041, granted on October 11, 2002, and 104,347 shares held indirectly as custodian for Mr. Gregory Rotman’s minor son . Excluded are options to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $.415, granted on January 10, 2008, which vest on January 10, 2012, as such options are not exercisable within 60 days, and thus, are not beneficially owned.

(2) Includes options to purchase 9,000,000 shares of the Company’s common stock at an exercise price of $.041, granted on October 11, 200. Excluded are options to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $.415, granted on January 10, 2008, which vest on January 10, 2012, as such options are not exercisable within 60days, and thus, are not beneficially owned.

(3) Includes 17,200 shares held indirectly as custodian for Mr. Pilaro’s minor sons and options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $.041, all of which are vested.

(4) Percentages are calculated on the basis of the amount of outstanding securities plus for such person or group, any securities that person or group has the right to acquire within 60 days.

          To the knowledge of the management of the Company, based solely on our review of SEC filings, the following table sets forth the beneficial ownership of our common stock as of March 1, 2009 of each beneficial owner of more than five percent of any class of the Company’s Common Stock, other than as held by our directors and executive officers.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Lewis Asset Management, Corp. Lewis Opportunity Fund, L.P. LAM Opportunity Fund, Ltd. 45 Rockefeller Plaza, Suite 2570 New York, NY 10111	35,039,221	12.79%

Augustine Fund, L.P. 141 W. Jackson Blvd., Suite 2182 Chicago, IL 60604	22,523,741	8.23%

          The information regarding the Company’s “Equity Compensation Plan Information” is incorporated herein by reference in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions. and Director Independence

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

          In December 2001, the Company engaged Steven Rotman to provide consulting services to the Company. During 2008 the Company incurred $50,000 of consulting fees paid to Steven Rotman which was paid to him in the form of options to purchase 250,000 shares of the Company’s common stock under the 2001 Non-Qualified Stock Option Plan. Under the 2001 Non-Qualified Stock Option Plan, employees and consultants may elect to receive their gross compensation in the form of options to acquire the number of shares of the Company’s common stock equal to their gross compensation divided by the fair value of the stock on the date of grant.

          On May 9, 2005, the Company entered into a Settlement Agreement and Mutual Release with Leslie Rotman (“Seller”) to settle all outstanding disputes regarding the value paid and the value received in the 2001 transaction in which Seller, Rotman Collectibles, Inc., and the Company entered into an Agreement and Plan of Merger, pursuant to which Rotman Collectibles, Inc., a Massachusetts corporation, was merged into the Company’s Delaware subsidiary, named Rotman Collectibles, Inc. To settle any possible differences or disputes between the value paid and the value received, Seller delivered 2,000,000 shares of the Company’s common stock into escrow (as set forth in the Settlement Agreement and Mutual Release) and granted the Company an option to purchase the shares for $.001 per share. The option is assignable by the Company and now expires May 9, 2009. During 2008, the Company assigned options to purchase 340,000 shares of stock from Leslie Rotman to certain individuals in exchange for $123,464. The Company still holds options to assign 435,000 shares.

          In August 2006 the Company began paying rent, as a tenant at will at the Company’s principal office, to a company in which Steven Rotman, the father of Greg and Richard Rotman, is a shareholder. Monthly payments of $2,600 under this arrangement began on August 1, 2006. The Company had previously occupied the premises rent-free.

Review, Approval or Ratification of Transactions with Related Parties

          It is our unwritten policy, which policy is not otherwise evidenced, for any related party transaction that involves more than a de minimis obligation, expense or payment or stock option or equity grants, to obtain approval by our entire board of directors prior to our entering into any such transaction. In conformity with our various policies on related party transactions, each of the transactions discussed in this Item 13 has been reviewed and approved by our board of directors.

Director Independence

          We are currently traded on the OTCBB. Accordingly, we are not required to and do not have a majority of independent directors or an audit, compensation or nominating committee.

          Our board of directors currently consists of three members. Our board of directors determined that one of the three directors, Andrew Pilaro, is independent under the standards of the “Nasdaq Global Market” pursuant to Nasdaq Rule 4200(a)(15).

Item 14. Principal Accountant Fees and Services

          Audit Fees. The aggregate fees billed by CCR LLP for the audit of the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2008 and 2007, and the reviews of the quarterly consolidated financial statements included in the Company’s Forms 10-Q for fiscal years 2008 and 2007, were $54,800 and $55,200, respectively.

          Audit Related Fees. Audit related fees for the fiscal year ended December 31, 2008 were $22,555. There were no fees billed to the Company by CCR LLP for fiscal year ended 2007 for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

          Tax Fees. There were no fees billed to the Company by CCR LLP in either of the past two fiscal years for professional services for tax compliance, tax advice, and tax planning.

          All Other Fees. There were no fees billed to the Company by CCR LLP for any other services for the past two fiscal years.

               The Audit Committee approves all audit and audit-related fees. The Audit Committee is required to pre-approve all non-audit services to be performed by the auditor. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

For a list of the financial information included herein, see “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.

(a)(2) Financial Statements Schedules

All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The list of exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding the exhibits hereto and is incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAID, INC.

/s/ Gregory Rotman
By:

Gregory Rotman, President
Date:	March 16, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gregory Rotman

Gregory Rotman, President and Director (PEO)
Date: March 16, 2009

/s/ Richard Rotman

Richard Rotman, Vice President, Treasurer,
Secretary and Director (PFO)
Date: March 16, 2009

/s/ Andrew Pilaro

Andrew Pilaro, Director
Date: March 16, 2009

PAID, INC.
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Paid, Inc.
Worcester, Massachusetts

We have audited the accompanying consolidated balance sheets of Paid, Inc. and Subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paid, Inc. and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 to the consolidated financial statements, the Company has suffered substantial net losses in recent years and has an accumulated deficit at December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also disclosed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ CCR LLP

Westborough, Massachusetts
March 16, 2009

PAID, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$106,948	$264,811
Accounts receivable, net	1,425	—
Inventories, net	1,016,938	1,195,689
Prepaid expenses and other current assets	404,876	185,553
Due from employees	42,497	39,362

Total current assets	1,572,684	1,685,415

Property and equipment, net	30,967	74,338
Intangible asset, net	9,888	10,828

Total assets	$1,613,539	$1,770,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$399,383	$272,476
Accrued expenses	495,139	380,276
Deferred revenues	119,700	109,500

Total current liabilities	1,014,222	762,252

Commitments and contingencies

Shareholders’ equity:
Common stock, $.001 par value, 350,000,000 shares authorized; 251,369,046 and 234,636,742 shares issued and outstanding at December 31, 2008 and 2007, respectively	251,369	234,637
Additional paid-in capital	36,392,504	32,083,880
Accumulated deficit	(36,044,556)	(31,310,188)

Total shareholders’ equity	599,317	1,008,329

Total liabilities and shareholders’ equity	$1,613,539	$1,770,581

See accompanying notes to consolidated financial statements

PAID, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

	2008	2007	2006

Revenues	2,181,236	3,383,294	8,048,854

Cost of revenues	1,410,402	1,965,619	5,556,635

Gross profit	770,834	1,417,675	2,492,219

Operating expenses:
Selling, general, and administrative expenses	4,555,504	3,650,646	3,665,846
Web site development costs	466,499	423,308	519,096

Total operating expenses	5,022,003	4,073,954	4,184,942

Loss from operations	(4,251,169)	(2,656,279)	(1,692,723)

Other income (expense):
Interest expense	(484,441)	(82,659)	(17,877)
Other income	1,242	14,855	6,492

Total other income (expense), net	(483,199)	(67,804)	(11,385)

Loss before income taxes	(4,734,368)	(2,724,083)	(1,704,108)

Provision for income taxes	—	—	—

Net income (loss)	$(4,734,368)	$(2,724,083)	$(1,704,108)

Loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.01)

Weighted average shares - basic and diluted	240,469,844	226,679,082	210,364,212

See accompanying notes to consolidated financial statements

PAID, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Unaudited)

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total

	Shares	Amount

Balance, December 31, 2005	200,405,555	$200,406	$25,672,844	$(26,881,997)	$(1,008,747)

Issuance of common stock pursuant to exercise of stock options granted to employees for services	1,195,799	1,196	261,820	—	263,016

Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	6,769,876	6,770	1,012,549	—	1,019,319

Common stock issued in payment of interest	838,450	838	136,956	—	137,794

Common stock issued in payment of convertible debt	9,020,230	9,020	1,140,980	—	1,150,000

Common stock issued in connection with acquisition of assets of K-sports & Entertainment, LLC	100,000	100	31,900	—	32,000

Proceeds from assignment of call options	—	—	331,848	—	331,848

Proceeds form sale of warrants	—	—	50,000	—	50,000

Net loss	—	—	—	(1,704,108)	(1,704,108)

Balance, December 31, 2006	218,329,910	218,330	28,638,897	(28,586,105)	271,122

Issuance of common stock pursuant to exercise of stock options granted to employees for services	778,044	778	224,186	—	224,964

Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	6,663,479	6,663	1,503,347	—	1,510,010

Issuance of common stock	6,517,896	6,519	1,256,881	—	1,263,400

Options exercised	1,000,000	1,000	40,000	—	41,000

Common stock issued in connection with acquisition of assets of K-sports & Entertainment, LLC	100,000	100	31,900	—	32,000

Common stock issued in payment of notes payable	333,333	333	99,667	—	100,000

Common stock issued in payment of interest	194,155	194	58,052	—	58,246

Common stock issued in payment of accrued expenses	719,925	720	215,413	—	216,133

Proceeds from assignment of call options	—	—	15,537	—	15,537

Net loss	—	—	—	(2,724,083)	(2,724,083)

Balance, December 31, 2007	234,636,742	234,637	32,083,880	(31,310,188)	1,008,329

Issuance of common stock pursuant to exercise of stock options granted to employees for services	440,183	440	99,868	—	100,308

Intrinsic value of options granted to consultant for services	—	—	250,000	—	250,000

Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	8,106,079	8,106	1,801,409	—	1,809,515

Proceeds from assignment of call options	—	—	123,464	—	123,464

Options exercised	750,000	750	30,000	—	30,750

Issuance of warrants in conjunction with loans payable	—	—	61,112	—	61,112

Proceeds from extension of expiration date of warrants	—	—	10,000	—	10,000

Common stock issued in payment of notes payable	7,436,042	7,436	1,479,771	—	1,487,207

Share based compensation related to issuance of incentive stock options	—	—	453,000	—	453,000

Net loss	—	—	—	(4,734,368)	(4,734,368)

Balance, December 31, 2008	251,369,046	$251,369	$36,392,504	$(36,044,556)	$599,317

See accompanying notes to consolidated financial statements

PAID, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007	2006

Operating activities:
Net loss	$(4,734,368)	$(2,724,083)	(1,704,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,031	129,074	148,366
Bad Debt	—	26,622	6,762
Inventory reserve	150,000	—	150,000
Share based compensation	453,000	—	—
Amortization of debt discount	61,112	—	—
Intrinsic value of stock options awarded to professionals and consultants in payment of fees for services provided	2,059,515	1,510,010	1,019,319
Intrinsic value of stock options awarded to employees in payment of compensation	100,308	224,964	263,016
Issuance of common stock in payment of interest on notes payable	15,405	—	137,794
Interest charge on discounted stock issuance	371,802	75,000	—
Changes in assets and liabilities:
Accounts receivable	(1,425)	8,109	30,824
Inventories, net	28,751	(14,328)	32,887
Deferred expenses		—	556,250
Prepaid expense and other current assets	(222,460)	(100,564)	20,761
Accounts payable	126,907	(123,781)	120,921
Accrued expenses	114,863	(285,021)	(129,905)
Deferred revenue	10,200	109,500	(2,305,278)

Net cash used in operating activities	(1,395,359)	(1,164,498)	(1,652,391)

Investing activities:
Property and equipment additions	(26,720)	(10,954)	(62,118)

Financing activities:
Net proceeds (repayments) of notes and loans payable	1,100,000	(18,000)	(32,000)
Proceeds from sale of warrants	10,000	—	50,000
Proceeds from assignment of call options	123,464	15,537	331,848
Proceeds from exercise of stock options	30,750	41,000	—
Proceeds from sale of common stock	—	1,263,400	—

Net cash provided by financing activities	1,264,214	1,301,937	349,848

Net (decrease) increase in cash and cash equivalents	(157,865)	126,485	(1,364,661)

Cash and cash equivalents, beginning	264,811	138,326	1,502,987

Cash and cash equivalents, ending	$106,946	$264,811	$138,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Income taxes	$—	$—	$—

Interest	$40,000	$1,357	$8,371

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued in final payment of amounts due in connection with the 2004 acquistion of K-Sports and Entertainment, LLC	$—	$32,000	$—

Common stock issued in payment of notes payable	$1,100,000	$80,000	$—

Common stock issued in payment of accrued consignments and interest	$—	$219,379	$—

See accompanying notes to consolidated financial statements

PAID, INC. AND SUBSIDIARY
DECEMBER 31, 2008, 2007 AND 2006
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Paid, Inc. and subsidiary (the “Company”) provides businesses and clients with marketing, management, merchandising, auction management, website hosting, and authentication and consignment services for the entertainment, sports and collectible industries. The Company offers celebrities, musical artists and athletes official web sites and fan-club services including e-commerce, VIP ticketing, fan club management, fan experiences, storefronts, articles, polls, message boards, contests, biographies and custom features. The Company also sells merchandise for celebrities, through official fan websites, on tour or at retail.

Note 2. Management’s Plans

The Company has continued to incur significant losses. For the years ended December 31, 2008, 2007 and 2006 the Company reported losses of approximately $4,734,000, $2,724,000 and $1,704,000, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To date the Company has met its cash needs from the proceeds of convertible debt, equity financing, and the assignment of the call options discussed in Note 7.

Management anticipates growth in revenues and gross profits in 2009 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. In addition, management continues to explore opportunities to monetize its patent.

A 2005 Settlement Agreement provided the Company with call options for approximately 2 million shares of the Company’s common stock. As of December 31, 2008 the Company still held call options for 435,000 shares of common stock, which currently expire on May 9, 2009. Assignment of these call options may generate between $39,000 and $125,000 based solely upon 52 week high and low closing prices of the Company’s common stock.

Although there can be no assurances, the Company believes that the above anticipated additional revenues, and additional financing will be sufficient to meet the Company’s working capital requirements through the end of 2009.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at December 31, 2008 the Company provided for reserves totaling $475,000, while at December 31 2007, and 2006 the Company provided for reserves totaling $325,000, respectively.

Website Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, “Accounting for Web Site Development Costs”, which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in “Property and equipment.” During the years ended December 31, 2008 and 2007 no website development costs were capitalized while for the year ended December 31, 2006 the Company capitalized approximately $49,500.

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

Fan experiences sales include tickets and related experiences at concerts and other events conducted by performing artists. Revenues associated with these fan experiences are generally reported gross, rather than net, following the criteria of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, and are deferred until the related event has been concluded, at which time the revenues and related direct costs are recognized.

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

The Company provides web hosting services in conjunction with two types of arrangements – cash and receipt of publicly recognized autographs on merchandise. Revenue is recognized on a monthly basis as the services are provided under both arrangements. The amounts of revenues related to arrangements settled in other than cash are determined based upon management’s estimate of the fair value of the service provided or the fair value of the autographs received, depending upon which measure is most reliable.

Cost of revenues

Cost of revenues includes event tickets, catering, merchandise, and commissions paid to celebrities.

Shipping and Handling fees and costs

All amounts billed to customers in sales transactions related to shipping and handling represent revenues earned and are reported as revenues. Costs incurred by the Company for shipping and handling totaling $91,100, $115,200 and $188,000 in 2008, 2007 and 2006, respectively, are reported as a component of selling, general and administrative expenses.

Selling and Administrative expenses

Selling, general, and administrative expenses include travel, payroll, credit card commissions, postage and handling, and other general and administrative costs.

Advertising costs

Advertising costs totaling approximately $30,900, $16,500 and $42,500, in 2008, 2007 and 2006, respectively, are charged to expense when incurred.

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

Concentrations

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality institutions.

Approximately 82% of the Company’s revenues for 2008 were generated from fan experiences and sales of merchandise related to three performing artists while 87% of the Company’s revenues for 2007 and 2006 were generated from fan experiences and sales of merchandise related to one performing artist.

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

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and reported amounts of revenue and expenses during the reporting periods. Material estimates that are particularly susceptible to significant change in the near term relate to inventories, deferred tax asset valuation, revenue recognition with respect to web hosting services, assumptions used in the determination of fair value of stock options and warrants using the Black-Scholes option-pricing model, and forfeiture rates related to unvested stock options. Although these estimates are based on management’s knowledge of current events and actions, they may ultimately differ from actual results.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 32,914,625, 26,136,054, and 27,136,054 shares at December 31, 2008, 2007 and 2006, respectively, have been excluded from the computation of diluted earnings per share because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company’s net loss for each year.

Asset Impairment

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, long lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such indicators as the economic benefits of the assets, any historical or future profitability measurements, a review of estimated useful lives, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flow exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using an estimate of discounted cash flow analysis.

Fair Value Measurements

On January 1, 2008 the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Adoption of SFAS 157 had no material impact on the Company’s financial statements for the year ended December 31, 2008.

On January 1, 2008 the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. Adoption of SFAS 159 had no material impact on the company’s financial statements for the year ended December 31, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are applicable to business combinations consummated on or after December 15, 2008 with early adoption prohibited. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of the subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company does not currently have any noncontrolling interests.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) which amends and expands the disclosure requirements related to derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS 161 are effective for the fiscal year beginning January 1, 2009. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

Note 4. Property and Equipment

At December 31, property and equipment consisted of the following:

	2008	2007

Computer equipment and software	$99,179	$175,744
Office furniture	3,824	2,850
Video and article archives	—	418,983
Website development cost	314,191	636,390

	417,194	1,233,967
Accumulated depreciation	(386,227)	(1,159,629)

	$30,967	$74,338

Depreciation expense of property and equipment for the years ended December 31, 2008, 2007 and 2006 amounted to $70,100, $128,100, and $126,800, respectively.

During 2008, fully depreciated property and equipment totaling $844,000 was written off.

Note 5. Intangible Assets

In January 2008, the United States Patent and Trademark Office issued the Company’s patent #7324968 providing the Company with the rights granted to patent holders, including the ability to seek licenses for patent use and to protect the patent from infringement. The Company’s patent is for the real-time calculation of shipping costs for items purchased through online auctions using a zip code as a destination location indicator. It includes shipping charge calculations across multiple carriers and accounts for additional characteristics of the item being shipped, such as weight, special packaging or handling, and insurance costs.

The patent is presented net of accumulated amortization of $6,112 and $5,172 at December 31, 2008 and 2007, respectively.

Amortization expense of intangible assets for the years ended December 31, 2008 and 2007 was $940 per year while for 2006 it totaled $21,500.

Estimated future annual amortization expense is $940 for each year through 2019.

Note 6. Accrued Expenses

At December 31, accrued expenses are comprised of the following:

	2008	2007

Interest	$—	$3,897
Payroll and related costs	130,380	169,969
Professional and consulting fees	232,259	164,145
Commissions	107,963	13,965
Other	24,537	28,318

	$495,139	$380,276

Note 7. Common Stock

Call Option Agreements

In connection with a May 9, 2005 settlement with Leslie Rotman regarding the value paid and the value received in a 2001 transaction the Company received a call option for 2,000,000 shares of the Company’s common stock at $.001 per share. Leslie Rotman is the mother, of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. The option is assignable by the Company and, as most recently amended, expires on May 9, 2009. During 2008, 2007, 2006 and 2005 the Company assigned options to purchase 340,000, 50,000, 800,000 and 375,000 shares, respectively, of stock from Leslie Rotman to certain individuals in exchange for $123,464, $15,537, $331,848 and $96,885. The proceeds from the assignments of these options were added to the paid in capital of the Company. At December 31, 2008, 435,000 call options remain outstanding.

Warrants

During the year ended December 31, 2005, the Company entered into an Agreement and sold a warrant to purchase common stock (“Warrant”) to an investor. The investor paid the Company $50,000 as a deposit (“Deposit”) for the right to acquire up to 2,000,000 shares of unregistered common stock at any time within one year of the Agreement at $.15 per share. During 2006 the expiration date of the Warrant was extended to June 1, 2008 upon receipt of an additional $50,000 payment. On June 1, 2008 the expiration date of the warrant was extended to June 30, 2009 upon receipt of an additional $10,000 deposit. If exercised, all deposits totaling $110,000 will be applied as partial payment of the exercise price. If the Warrants are not exercised by June 1, 2009 the deposits will be forfeited. The deposits have been recorded in Additional Paid in Capital.

During 2008, in connection with $1,100,000 of short term notes payable, the Company granted warrants for 1,100,000 shares of common stock exercisable at $.25 per share. If not exercised these warrants expire at various dates between April and August 2011.

The fair value of the warrants granted during 2008 was $217,170, estimated at the date of issue using Black-Scholes option-pricing model with the following weighted average assumptions:

Expected term	3 years
Expected volatility	115%
Expected dividends	None
Risk free interest rate	3.88%

During 2008, $61,112, representing amortization for the period the related debt was outstanding, of the fair value of the warrants was charged to interest expense and added to additional paid in capital.

In October 2008 the Company issued 7,436,042 shares of restricted common stock in connection with the payment of $1,100,000 of short term notes payable plus the related outstanding interest totaling $15,006. The conversion price was $.15. The Company’s stock on the date of conversion was trading at $.20 resulting in an additional interest charge to earnings of $372,000.

Share-based Incentive Plans

At December 31, 2008, the Company had a number of stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

The 1999 Plan (“1999 Plan”) provides for the award of non-qualified options for up to 1,000,000 shares. The maximum number of shares currently reserved for issuance is 492,000 shares. The options granted have a ten-year contractual term and vested either immediately or annually over a five-year term. There were no options granted under this plan during 2008, 2007 and 2006 and at December 31, 2008, 2007 and 2006 there were 37,000 options outstanding with a weighted average exercise price of $1.625.

The 2002 Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares. As of December 31, 2008 there were no shares reserved for issuance. The options granted have a ten-year contractual term and vested either immediately or four years from the date of grant. Information with respect to stock options granted under the above plans is as follows:

	Number of shares	Weighted average exercise price per share

Options outstanding at December 31, 2006	25,000,000	$.041
Exercised	(1,000,000)	.041

Options outstanding at December 31, 2007	24,000,000	$.041
Granted	5,000,000.415
Exercised	(750,000)	.041

Options outstanding at December 31, 2008	28,250,000	$1.07

The grant date fair value of the Company’s 2008 option grants under the 2002 Plan was $1,815,000 estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected term (based upon historical experience)	6 years
Expected volatility	120.38%
Expected dividends	None
Risk free interest rate	3.75%

The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term.

The expected term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The incremental fair value calculated using the above assumptions over the intrinsic value was determined to be $1,815,000, assuming no forfeiture rate, resulting in $453,000 being charged to operations during the year ended December 31, 2008.

The total intrinsic value of options exercised under the 2002 Plan during the year ended December 31, 2008 and 2007 was $170,000 and $314,000, respectively.

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the “2001 Plan”) and has filed Registration Statements on Form S-8 to register 100,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company’s common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under the above plans is as follows:

	Number of shares	Weighted average exercise price per share

Options outstanding at December 31, 2006	99,054	$.001
Granted	7,441,523.001
Exercised	(7,441,523)	.001

Options outstanding at December 31, 2007	99,054	$.001
Granted	9,974,833.001
Exercised	(8,546,262)	.001

Options outstanding at December 31, 2008	1,527,625	$.001

A summary of the awards under this plan during the years ended December 31 is as follows:

	Number of Shares	Intrinsic Value

	2008

Employee payroll	440,183	$100,308
Consulting and professional fees	9,534,650	2,059,515

Total	9,974,833	$2,159,823

	2007

Employee payroll	778,044	$224,964
Consulting and professional fees	6,663,479	1,510,010

Total	7,441,523	$1,734,974

	2006

Employee payroll	1,195,799	$263,016
Consulting and professional fees	6,769,876	1,019,319

Total	7,965,675	$1,282,335

The maximum number of shares currently reserved for issuance is 7,391,973 shares. The options granted have a ten-year contractual term and vest immediately.

The fair value of the Company’s 2008, 2007, and 2006 option grants was estimated at the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	2008	2007	2006

Expected term (based upon historical experience)	<1 week	<1 week	<1 week
Expected volatility	114.75%	114.24%	114.24%
Expected dividends	None	None	None
Risk free interest rate	3.4%	4%	4%

The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term. The expected term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The incremental fair value calculated using the above assumptions over the intrinsic value was determined to be immaterial and no related additional share based compensation has been recorded.

During July 1999, the Company’s Board of Directors adopted, subject to stockholders’ approval, the 1999 Omnibus Share Plan (the “Omnibus Plan”) that provides for both incentive and non-qualified stock options, stock appreciation rights and other awards to directors, officers, and employees of the Company to purchase or receive up to 1,000,000 shares of the Company’s stock. A committee of the Board of Directors (“Committee”) establishes the option price at the time each option is granted, which price may, in the discretion of the Committee, be less than 100% of the fair market value of the shares on the date of the grant. Any options granted will have a maximum term of ten years and will be exercisable during a period as specified by the Committee. No options have ever been granted under the Omnibus Plan.

All but 5,000,000 options outstanding at December 31, 2008 are fully vested and exercisable. Information pertaining to options outstanding at December 31, 2008 is as follows:

Options Outstanding

Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$1.62	37,000.50		—
.001	1,527,625	9.75	$288,721
.041	23,250,000	3.75	$3,464,250
.415	5,000,000	9.00	—

	29,814,625

The total intrinsic value of options exercised during the year ended December 31, 2008 under all plans was $170,000 in exchange for $30,750 of cash.

Note 8. Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation 48 “Accounting for the Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained based upon the technical merits of the position. The Company has a valuation allowance against the full amount of its net deferred taxes. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized.

The implementation of FIN No. 48 had no impact on the Company’s financial statements due to the valuation allowances that have historically been provided against all deferred tax assets.

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The periods from 2005-2007 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the year ended December 31, 2008.

There was no provision for income taxes for the years ended December 31, 2008, 2007 and 2006 due to the Company’s net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company’s effective tax rate is due primarily to the net operating losses incurred by the Company and the valuation reserve against the Company’s deferred tax asset.

The tax effects of significant temporary differences and carry forwards that give rise to deferred taxes are as follows:

	2008	2007

Federal net operating loss carry forwards	$9,502,000	$8,206,000
State net operating loss carry forwards	1,682,000	1,273,000

	11,184,000	9,479,000
Valuation allowance	(11,184,000)	(9,479,000)

Net deferred tax asset	$—	$—

The valuation reserve applicable to net deferred tax asset at December 31, 2008 and 2007 is due to the likelihood of the deferred tax not to be utilized.

At December 31, 2008, the Company has federal and state net operating loss carry forwards of approximately $30,000,000 and $18,000,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2013, while the federal carry forwards will expire intermittently through 2028.

Note 9. Convertible Debt Financing

As of December 31, 2005 the Company had $1,150,000 of convertible debt outstanding. During the year ended December 31, 2006 the Company received conversion requests for $1,150,000 into 9,020,230 shares of the Company’s common stock at conversion prices ranging from $.092 to $.139 per share.

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

In December 2001, the Company engaged Steven Rotman to provide consulting services to the Company. During 2008, 2007 and 2006, the Company incurred $50,000, $144,000 and $86,200, respectively, of consulting fees paid to Steven Rotman, who elected to receive this compensation in the form of options under the 2001 Plan.

In 2002, the Company obtained private financing from Mr. Steven Rotman in the aggregate amount of $115,000 at an 8% interest rate, and borrowed an additional $15,000 in 2003. In 2005, the Company repaid $50,000, but as of December 31, 2006 continued to owe Steven Rotman $80,000 in principal, and $40,322 in interest, including $6,275 and $6,489 in interest which accrued in 2007 and 2006, respectively. On December 19, 2007 the Company repaid the $80,000 of principal plus $46,598 of then outstanding interest through the issuance of 527,488 restricted shares of the Company’s common stock. This conversion resulted in $31,600 of additional interest representing the discount granted due to the restriction.

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

In August 2006 the Company began paying rent, as a tenant at will, to a company in which Steven Rotman is a shareholder. Monthly payments under this arrangement of $2,600 began on August 1, 2006. The Company had previously occupied the premises rent-free.

Note 11. Issuance of Common Stock

During 2007 the Company issued 6,517,896 shares of common stock in exchange for $1,263,400 of cash.

During 2006 the Company issued 838,450 shares of common stock in connection with the payment of $137,794 of interest due on its convertible debt.

Note 12. Commitments and contingencies

Lease commitment

The Company leases office facilities in Boston Massachusetts under a five year lease beginning May 2006 requiring monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses, through April 2011.

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2008, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Note 13. Results by Quarter (Unaudited)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2008. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

Paid, Inc. and Subsidiary
Selected Quarterly Data
December 31, 2008

	For the Quarters Ended

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Revenues	$468,421	$843,945	$1,586,602	$484,326	$253,972	$725,456	$945,257	$256,551

Gross Profit	281,026	516,780	580,521	39,348	167,183	365,104	291,495	(52,948)

Loss from operations	(917,381)	(419,021)	(446,056)	(873,821)	(861,728)	(936,590)	(1,181,845)	(1,271,006)

Net loss	$(917,250)	$(417,188)	$(442,606)	$(947,039)	$(861,148)	$(963,540)	$(1,222,087)	$(1,687,593)

Loss per share - basic and diluted	$—	$—	$—	$—	$—	$—	$(0.01)	$(0.01)

Weighted average shares - basic and diluted	222,498,093	225,722,300	227,655,800	230,921,423	235,012,192	237,507,225	240,000,388	249,272,127

EXHIBIT INDEX

No.	Description of Exhibits

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 25, 2003)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on December 8, 2004)
4.1	Specimen of certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Form SB-2/A filed on December 1, 2000)
4.2

Agreement dated November 21, 2007, by and between the Company and Lewis Asset Management Equity Fund, LLP with respect to the purchase of 2,500,000 shares at $.20 per share (incorporated by reference to Exhibit 4.2 to Form 10-KSB filed on March 31, 2008)

4.3	Form of Warrant to Lewis Asset Management with respect to Promissory Note dated April 29, 2008 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on May 12, 2008)
10.1 +	1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Form SB-2/A filed on December 1, 2000)
10.2 +	1999 Omnibus Share Plan (incorporated by reference to Exhibit 10.3 to Form SB-2/A filed on December 1, 2000)
10.3 +	2001 Non-Qualified Stock Option Plan, as amended (incorporated by reference from Exhibit 99.1 to Form S-8 filed on September 5, 2003)
10.4 +	2002 Stock Option Plan (incorporated by reference from Exhibit 10.17 to Form 10-KSB filed on March 31, 2003)
10.5	Settlement Agreement and Mutual Release dated May 9, 2005 between the Company and Leslie Rotman (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed on May 13, 2005)
10.6	Amendment No. 3 to Settlement Agreement and Mutual Release (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 12, 2008)
10.7	Escrow Agreement dated May 9, 2005 between the Company, Leslie Rotman, and Escrow Agent (incorporated by reference to Exhibit 10.2 to Form 10-QSB filed on May 13, 2005)
10.8	Promissory Note dated April 29, 2008 for up to $2,500,000 to Lewis Asset Management (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 12, 2008)
23*	Consent of CCR LLP
31.1*	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32*	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

* filed herewith
+ Indicates a management contract or any compensatory plan, contract or arrangement