Form 10-Q
period 2009-03-31
PAID INC
filed 2009-05-08
CIK 1017655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

                                  Yes |X| No |_|

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). |_| Yes |_| No

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                   Accelerated Filer  |X|

Non-accelerated filer   |_|                   Smaller reporting company   |_|
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


      As of April 30, 2009, the issuer had outstanding 255,909,348 shares of its Common Stock, par value $.001 per share.

                                   Paid, Inc.
                                    Form 10-Q
                    For the Three Months ended March 31, 2009

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1.      Financial Statements

                     Balance Sheets
                     March 31, 2009 (unaudited) and December 31, 2008.................3

                     Statements of Operations
                     Three months ended March 31, 2009 and
                     2008 (unaudited).................................................4

                     Statements of Cash Flows
                     Three months ended March 31, 2009 and
                     2008 (unaudited).................................................5

                     Statements of Changes in Shareholders' Equity
                     Three months ended March 31, 2009
                     (unaudited)......................................................6

                     Notes to Financial Statements
                     Three months ended March 31, 2009 and 2008.......................7-15

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...............................................16

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........19

     Item 4.      Controls and Procedures.............................................20

Part II - Other Information

    Item 1.    Legal Proceedings......................................................21

    Item 1A.   Risk Factors...........................................................21

    Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ...........21

    Item 3.    Defaults Upon Senior Securities........................................21

    Item 4.    Submission of Matters to a Vote of Security Holders....................21

    Item 5.    Other Information .....................................................21

    Item 6.    Exhibits ..............................................................21

    Signatures........................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   PAID, INC.
                                 BALANCE SHEETS

                                                                  March 31,      December 31,
                                        ASSETS                      2009            2008
                                                                ------------    ------------
                                                                (Unaudited)      (Audited)
Current assets:
    Cash and cash equivalents                                   $     59,231    $    106,948
    Accounts receivable, net                                          27,944           1,425
    Inventories, net                                               1,024,679       1,016,938
    Prepaid expenses and other current assets                        473,225         404,876
    Due from employees and others                                     42,497          42,497
                                                                ------------    ------------

       Total current assets                                        1,627,576       1,572,684

Property and equipment, net                                           26,479          30,967
Intangible asset, net                                                  9,653           9,888
                                                                ------------    ------------

Total assets                                                    $  1,663,708    $  1,613,539
                                                                ============    ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                                               $     47,500    $         --
    Accounts payable                                                 528,192         399,383
    Accrued expenses                                                 513,370         495,139
    Deferred revenues                                                250,850         119,700
                                                                ------------    ------------

       Total current liabilities                                   1,339,912       1,014,222
                                                                ------------    ------------

Commitments and contingencies

Shareholders' equity:
    Common stock, $.001 par value, 350,000,000 shares
     authorized; 254,523,996 and 251,369,046 shares
     issued and outstanding at March 31, 2009 and
     December 31, 2008, respectively                                 254,524         251,369
    Additional paid-in capital                                    36,952,635      36,392,504
    Accumulated deficit                                          (36,883,363)    (36,044,556)
                                                                ------------    ------------

       Total shareholders' equity                                    323,796         599,317
                                                                ------------    ------------

Total liabilities and shareholders' equity                      $  1,663,708    $  1,613,539
                                                                ============    ============

                 See accompanying notes to financial statements

                                   PAID, INC.
                            STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                           2009             2008
                                                     -------------    -------------
Revenues                                                   326,866    $     253,972

Cost of revenues                                           137,149           86,789
                                                     -------------    -------------

Gross profit                                               189,717          167,183
                                                     -------------    -------------

Operating expenses:
     Selling, general, and administrative expenses         949,767          940,683
     Website development costs                              76,261           88,228
                                                     -------------    -------------

         Total operating expenses                        1,026,028        1,028,911
                                                     -------------    -------------

Loss from operations                                      (836,311)        (861,728)
                                                     -------------    -------------

Other income (expense):
     Interest expense                                       (2,500)              --
     Other income                                                4              580
                                                     -------------    -------------

         Total other income (expense), net                  (2,496)             580
                                                     -------------    -------------

Loss before income taxes                                  (838,807)        (861,148)

Provision for income taxes                                      --               --
                                                     -------------    -------------

Net loss                                             $    (838,807)   $    (861,148)
                                                     =============    =============


Loss per share (basic and diluted)                   $       (0.00)   $       (0.00)
                                                     =============    =============


     Weighted average shares                           252,826,173      235,012,192
                                                     =============    =============

           See accompanying notes to consolidated financial statements

                                   PAID, INC.
                            STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                                      2009         2008
                                                                      ----         ----
Operating activities:
    Net loss                                                       $(838,807)   $(861,148)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                   4,723       23,359
       Share based compensation                                      113,000      113,000
       Intrinsic value of stock options awarded to
          professionals and consultants in payment
          of fees for services provided                              450,286      278,391
       Intrinsic value of stock options awarded to
          employees in payment of compensation                            --        2,308
       Changes in assets and liabilities:
         Accounts receivable                                         (26,519)          --
         Inventories                                                  (7,741)     (20,306)
         Prepaid expense and other current assets                    (68,349)     (29,359)
         Accounts payable                                            128,809      166,939
         Accrued expenses                                             18,231      (19,082)
         Deferred revenue                                            131,150        2,933
                                                                   ---------    ---------

            Net cash used in operating activities                    (95,217)    (342,965)
                                                                   ---------    ---------

Investing activities:
    Property and equipment additions                                      --       (8,230)
                                                                   ---------    ---------

Financing activities:
    Net proceeds of notes and loans payable                           47,500       50,000
    Proceeds from assignment of call options                              --      103,245
    Proceeds from exercise of stock options                               --       20,500
                                                                   ---------    ---------

            Net cash provided by financing activities                 47,500      173,745
                                                                   ---------    ---------

Net increase in cash and cash equivalents                            (47,717)    (177,450)

Cash and cash equivalents, beginning                                 106,948      264,811
                                                                   ---------    ---------

Cash and cash equivalents, ending                                  $  59,231    $  87,361
                                                                   =========    =========

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

    Income taxes                                                   $      --    $      --
                                                                   =========    =========

    Interest                                                       $      --    $      --
                                                                   =========    =========

                 See accompanying notes to financial statements

                                   PAID, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2009
                                   (Unaudited)

                                                               Common stock          Additional
                                                         -------------------------     Paid-in      Accumulated
                                                           Shares        Amount        Capital        Deficit          Total
                                                         -----------   -----------   ------------   ------------    -----------
Balance, December 31, 2008                               251,369,046   $   251,369   $ 36,392,504   $(36,044,556)   $   599,317

Issuance of common stock pursuant to exercise of stock
   options granted to professionals and consultants        3,154,950         3,155        447,131             --        450,286

Share based compensation related to issuance of
    incentive stock options                                       --            --        113,000             --        113,000

Net loss                                                          --            --             --       (838,807)      (838,807)
                                                         -----------   -----------   ------------   ------------    -----------

Balance, March 31, 2009                                  254,523,996   $   254,524   $ 36,952,635   ($36,883,363)   $   323,796
                                                         ===========   ===========   ============   ============    ===========

                 See accompanying notes to financial statements

                                   PAID, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008

Note 1.  Organization and Significant Accounting Policies

Paid, Inc. (the "Company") provides businesses and clients with marketing, management, merchandising, auction management, website hosting, and authentication and consignment services for the entertainment, sports and collectible industries. The Company offers celebrities, musical artists and athletes official web sites and fan-club services including e-commerce, VIP ticketing, fan club management, fan experiences, storefronts, articles, polls, message boards, contests, biographies and custom features. The Company also sells merchandise for celebrities, through official fan websites, on tour or at retail.

General

The Company has prepared the financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 that was filed on March 16, 2009.

In the opinion of management, the Company has prepared the accompanying financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2009.

Liquidity

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's financial statements for the year ended December 31, 2008. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits for the remainder of 2009 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months. These resources include call options, expiring on May 9, 2010, for approximately 435,000 shares of common stock, which, once assigned by the Company, can generate between $35,000 and $117,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. In addition, management continues to explore opportunities to monetize its patent #7324968 issued for real-time calculation of shipping costs. However, there can be no assurance that assignment of the call options can be concluded on reasonably acceptable terms, or that the Company will be successful in monetizing its patent. Management continues to seek alternative sources of capital to support operations. Finally, world economic conditions, in particular those in the United States, are likely to impact sales of fan experiences and the availability of financing.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at both March 31, 2009 and December 31, 2008 the Company provided for reserves totaling $475,000.

Website Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs", which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment." During the three months ended March 31, 2009 and 2008 no website development costs were capitalized.

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

Shipping and Handling fees and costs

All amounts billed to customers in sales transactions related to shipping and handling represent revenues earned and are reported as revenues. Costs incurred by the Company for shipping and handling totaling $30,200 and $20,300 during the three months ended March 31, 2009 and 2008, respectively, are reported as a component of selling, general and administrative expenses.

Advertising costs

Advertising costs, totaling approximately $7,200 in 2009 and $15,300 in 2008, are charged to expense when incurred.

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

Approximately 38% and 74% of the Company's revenues for 2009 and 2008, respectively, were generated from fan experiences and sales of merchandise related to one performing artist, Aerosmith.

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

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 32,914,625 and 30,636,054 shares at March 31, 2009 and 2008, respectively, have been excluded from the computation of diluted earnings per share because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each year.

Recent Accounting Pronouncements

In January 2009, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (C) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Adoption did not have a material impact on our financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. Adoption did not have a material impact on our financial statements

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets". FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. We adopted FSP No. 142-3 as of January 1, 2009 with no material impact on our financial statements.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock". EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". We adopted EITF Issue No. 07-05 as of January 1, 2009 with no material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", which provides operational guidance for determining other-than-temporary impairments ("OTTI") for debt securities. FSP No. 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the third quarter of 2009. Although the Company will continue to evaluate the application of FSP No. 115-2 and 124-2, management does not currently believe adoption of this accounting pronouncement will have a material impact on the Company's financial condition or operating results.

Note 2.  Intangible Assets

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

The patent is presented net of accumulated amortization of $6,347 and $6,112 at March 31, 2009 and December 31, 2008, respectively.

Amortization expense of intangible assets for the three months ended March 31, 2009 and 2008 was $235.

Estimated future annual amortization expense is $940 for each year through 2019.

Note 3.  Notes payable

At March 31, 2009 the Company was obligated on two short term, unsecured, notes payable that were repaid on April 17, 2009.

Note 4.  Accrued Expenses

Accrued expenses are comprised of the following:

                                              March 31,   December 31,
                                              ---------   ------------
                                                2009            2008
                                                ----            ----
           Payroll and related costs            181,933        130,380
           Professional and consulting fees     128,929        232,259
           Commissions                          184,472        107,963
           Other                                 18,036         24,537
                                              ---------   ------------
                                              $ 513,370   $    495,139
                                              =========   ============

Note 5. Common Stock

Call Option Agreements

In connection with a May 9, 2005 settlement with Leslie Rotman regarding the value paid and the value received in a 2001 transaction the Company received a call option for 2,000,000 shares of the Company's common stock at $.001 per share. Leslie Rotman is the mother, of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. The option is assignable by the Company and, as most recently amended, expires on May 9, 2010.

As of March 31, 2009 the Company had assigned options to purchase 1,565,000 shares of stock from Leslie Rotman to certain individuals in exchange for $567,734. The Company did not assign any call options during the three months ended March 31, 2009, while it assigned 260,000 call options during the three months ended March 31, 2008 in exchange for $103,245. The proceeds from the assignments of these options were added to the paid in capital of the Company. At March 31, 2009, 435,000 call options remain outstanding.

Warrants

During the year ended December 31, 2005, the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor has paid the Company $110,000 in deposits ("Deposits") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time prior to June 2, 2009 at $.15 per share. If exercised, all Deposits will be applied as partial payment of the exercise price. If the Warrants are not exercised by June 1, 2009 the Deposits will be forfeited. The Deposits have been recorded in Additional Paid in Capital.

During the second and third quarters of 2008, in connection with $1,100,000 of short term notes payable, the Company granted warrants for 1,100,000 shares of common stock exercisable at $.25 per share. If not exercised these warrants expire at various dates between April and August 2011.

Share-based Incentive Plans

At March 31, 2009, the Company had a number of stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

The 1999 Plan ("1999 Plan") provides for the award of non-qualified options for up to 1,000,000 shares. The maximum number of shares currently reserved for issuance is 492,000 shares. The options granted have a ten-year contractual term and vested either immediately or annually over a five-year term. There were no options granted under this plan during the three months ended March 31, 2009 and 2008, and at March 31, 2009 there were 37,000 options outstanding with a weighted average exercise price of $1.625.

The 2002 Plan ("2002 Plan") provides for the award of qualified and non-qualified options for up to 30,000,000 shares. As of March 31, 2009 there were no shares reserved for issuance. The options granted have a ten-year contractual term and vested either immediately or four years from the date of grant. There were no options granted under this plan during the three months ended March 31, 2009, while during the three months ended March 31, 2008 there were 5,000,000 options granted at an exercise price of $.415. At March 31, 2009 there were 28,250,000 options outstanding with a weighted average exercise price of $.107.

The incremental fair value of options granted during the first quarter of 2008 was 1,815,000 which, assuming no forfeiture rate, resulted in $113,000 being charged to operations during each of the three months ended March 31, 2009 and 2008.

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 100,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under the above plans is as follows:

                                                                    Weighted
                                                                average exercise
                                              Number of shares  price per share
                                              ----------------  ---------------

Options outstanding at December 31, 2008           1,527,625      $       .001
            Granted                                3,154,950      $       .001
            Exercised                             (3,154,950)     $       .001
                                                ------------
Options outstanding at March 31, 2009              1,527,625      $       .001
                                                ============

A summary of the awards under this plan during the three months ended March 31 is as follows:

                                               Number of      Intrinsic
                                                Shares          Value
                                                ------          -----

                                                         2009
                                                         ----

         Consulting and professional fees      3,154,950      $ 450,286
                                               =========      =========
                                                         2008
                                                         ----

         Employee payroll                          5,783      $   2,308
         Consulting and professional fees        966,650        278,393
                                               ---------      ---------
         Total                                   972,433      $ 280,701
                                               =========      =========

The maximum number of shares currently reserved for issuance is 4,237,023 shares. The options granted have a ten-year contractual term and vest immediately.

The fair value of the Company's option grants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                          2009          2008
                                                        -------       -------

  Expected term (based upon historical experience)      <1 week       <1 week
  Expected volatility                                    208.60%       117.91%
  Expected dividends                                       None          None
  Risk free interest rate                                  2.82%         3.75%

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company's common stock over the expected option term. The expected term was determined using the simplified method for estimating expected option life, which qualify as "plain-vanilla" options; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The incremental fair value calculated using the above assumptions over the intrinsic value was determined to be immaterial and no related additional share based compensation has been recorded.

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

All but 5,000,000 options outstanding at March 31, 2009 are fully vested and exercisable. Information pertaining to options outstanding at March 31, 2009 is as follows:

                               Options Outstanding

                                         Weighted Average          Aggregate
                     Number of              Remaining              Intrinsic
Exercise Prices        Shares           Contractual Life             Value
---------------        ------           ----------------             -----
     $1.62               37,000                 .25                       --
       .001           1,527,625                9.50               $  197,064
       .041          23,250,000                3.50                2,069,250
       .415           5,000,000                8.75                       --
                    -----------
                     29,814,625
                    ===========

The total intrinsic value of options exercised during the three months ended March 31, 2009 under all plans was 450,286, in exchange for no cash, since they were all exercised under the 2001 Plan.

Note 6.  Income Taxes

There was no provision for income taxes for the three months ended March 31, 2009 and 2008 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of significant temporary differences and carry forwards that give rise to deferred taxes are as follows:

                                             March 31,         December 31,
                                               2009               2008
                                           ------------       ------------

     Federal net operating loss carry      $  9,826,000       $  9,502,000
     forwards
     State net operating loss carry           1,454,000          1,682,000
                                           ------------       ------------
                                             11,280,000         11,184,000
     Valuation reserve                      (11,280,000)       (11,184,000)
                                           ------------       ------------
     Net deferred tax asset                $         --       $         --
                                           ============       ============

The valuation reserve applicable to net deferred tax asset at March 31, 2009 and December 31, 2008 is due to the likelihood of the deferred tax not to be utilized.

The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The periods from 2005-2008 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2009 and 2008.

At March 31, 2009, the Company has federal and state net operating loss carry forwards of approximately $30,400,000 and $15,300,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2014, while the federal carry forwards will expire intermittently through 2029.

Note 7. Related party transactions

Steven Rotman is the father, and Leslie Rotman is the mother, of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. The Company entered into a number of transactions over the years with both Steven Rotman and Leslie Rotman. Management believes that these transactions are fair and reasonable to the Company and no less favorable than could have been obtained by an unaffiliated third party.

The Company leases office and warehouse facilities, as a tenant at will, to a company in which Steven Rotman is a shareholder. Monthly payments under this arrangement total $2,600.

Note 8. Commitments and contingencies

Lease commitment

The Company leases office facilities in Boston, Massachusetts under a five year lease expiring in April 2011. The lease requires monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses.

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2009, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates", "could", "may", "should", "will", "would", and similar expressions or variations of such words are intended to identify forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchase of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable; the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Exhibit 99, "Risk Factors", in the Company's Form 10K for the fiscal year ended December 31, 2008 that was filed on March 16, 2009.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our financial statements included in our Form 10-K filed on March 16, 2009. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

Inventories: Inventories are stated at the lower of average cost or market on a first-in, first-out method. On a periodic basis we review inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, we establish reserves based upon management's experience and assessment of current product demand. The Company's inventories are comprised of merchandise and collectibles that relate to performing artists and athletes and valuation of it is more subjective than with more standard inventories. General economic conditions, tour schedules of performing artists, and the reputation of the performing artists/athletes, might make sale or disposition of these inventories more or less difficult. Any increases in the reserves would cause a decline in profitability, since such increases are recorded as charges against operations.

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

Results of Operations

The following discussion compares the Company's results of operations for the three months ended March 31, 2009 with those for the three months ended March 31, 2008. The Company's financial statements and notes thereto included elsewhere in this annual report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. In 2009 revenues were $326,900, 92% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists. Sales of the Company's own product and fees from buyers and sellers represented 7% of revenues. Gross sales of the Company's own product were $24,100. Fan experience, fan club membership and related merchandise sales revenues were $299,900. Other revenues were $2,800, 1% of gross revenues. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several performing artists during the remainder of 2009. Performing artists typically do not announce tour plans until two to four months in advance of the first show. Several performing artists represented by the Company have announced tours that are scheduled to begin during the second and/or third quarters of 2009.

The Company's 2009 revenues represent an increase of approximately $72,900 or 29%, from 2008, when revenues were $254,000. For the three months ended March 31, 2008, sales of the Company's product were $18,700 or 7% of gross sales, while fan club membership and related merchandise sales revenues were $235,000, or 93% of gross revenues.

The main reasons for the increase in revenues was a $64,900 increase related to the fan club memberships and tours of performing artists, and higher sales of Company owned product of $5,400. Revenues related tours of performing artists are dependent upon tour schedules, the popularity of the artist(s) on tour, and whether the tour(s) are domestic or international. While there was an increase in the number of artists represented by the Company in 2009, there were nearly no concerts held during the first quarter of either 2009 or 2008. Gross profit from celebrity services in 2009 and 2008 was $165,000 and $151,900, respectively. Gross profit from Company owned product sales was $21,900, $6,900 more than in 2008. This increase in Company owned product sales, and gross profit, is attributable to a 2009 sale of old inventory that was carried at reduced cost.

Operating Expenses. Total operating expenses during 2009 were $1,026,000 compared to $1,028,900 in 2008, a decrease of $2,900.

Sales, general and administrative ("SG&A") expenses in 2009 were $949,800, compared to $940,700 in 2008. The increase of $9,100 includes an increase in professional fees of $46,100, offset by decreases in payroll and related costs of $18,100, advertising of $8,100, and other expenses of $9,200. The increase in professional fees is attributable to new business development, Sarbanes-Oxley compliance testing, and legal services associated with the Company's enhanced reporting requirements to the Securities and Exchange Commission.

Costs associated with planning, maintaining and operating our web sites in 2009 decreased by $12,000 from 2008. This decrease is due primarily to decreases in depreciation of $16,600 and consulting of $7,200 offset by increases in payroll and related costs of $6,100 and computer expense of $5,700.

Interest Expense. The Company incurred approximately $2,500 of interest charges in 2009, while in 2008 there were no such costs. The 2009 interest expense is associated with short term notes payable.

Net Loss. The Company realized a net loss in 2009 of $838,800 compared to a net loss of $861,100 in 2008. The 2009 and 2008 losses each represent less than $.01 per share.

Assets

At March 31, 2009, total assets of the Company were $1,664,000 compared to $1,614,000 at December 31, 2008.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash used in operating activities for the three months ended March 31 is as follows:

                                                         2009            2008
                                                      ---------       ---------
Net loss                                              $(838,800)      $(861,100)
Depreciation and amortization                             4,700          23,000
Share based compensation                                113,000         113,000
Intrinsic value of stock options awarded
 in payment of outside services and compensation        450,300         281,000
Deferred revenues                                       131,200           2,900
Changes in current assets and liabilities                44,400          98,200
                                                      ---------       ---------

Net cash used in operating activities                 $ (95,200)      $(343,000)
                                                      =========       =========

Working Capital and Liquidity

The Company had cash and cash equivalents of $59,000 at March 31, 2009, compared to $107,000 at December 31, 2008. The Company had $288,000 of working capital at March 31, 2009 compared to $558,000 at December 31, 2008. At March 31, 2009 current liabilities were $1,340,000 compared to $1,014,000 at December 31, 2008. Current liabilities increased at March 31, 2009 compared to December 31, 2008 primarily due to higher levels of notes payable, extending payments of accounts payable and accrued expenses, and deferred revenues.

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2008. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits for the remainder of 2009 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months. These resources include call options, expiring on May 9, 2010, for approximately 435,000 shares of common stock, which, once assigned by the Company, can generate between $35,000 and $117,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. In addition, management continues to explore opportunities to monetize its patent. However, there can be no assurance that anticipated touring activity will occur, that assignment of the call options can be concluded on reasonably acceptable terms, and that the Company will be successful in monetizing its patent. Management continues to seek alternative sources of capital to support operations. Finally, world economic conditions, in particular those in the United States, are likely to impact sales of fan experiences and the availability of financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency rates, interest rates, and other relevant market rates or price changes. In the ordinary course of business, the Company is exposed to market risk resulting from changes in foreign currency exchange rates, and the Company regularly evaluates its exposure to such changes. The Company's overall risk management strategy seeks to balance the magnitude of the exposure and the costs and availability of appropriate financial instruments.

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

ITEM 4.  CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      The Company's management, including the President of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, the President and Chief Financial Officer concluded that, as of March 31, 2009, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

      The Company has identified five material weaknesses in internal control over financial reporting. We identified three weaknesses with respect to entity level controls: (1) lack of corporate governance; (2) ineffective control environment; and (3) lack of segregation of duties. We identified two weaknesses with respect to activity level controls: (1) Lack of procedures and control documentation; and (2) lack of information technology controls and documentation. Because of these material weaknesses, we concluded that, as of March 31, 2009 our internal control over financial reporting was not effective based on the criteria outlined in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

      We intend to implement procedures and controls throughout 2009 to remediate the remaining material weaknesses at the entity and activity levels, and to review further our procedures and controls. We have not remediated any of the material weaknesses during the first quarter of 2009 other than what was described previously in our Annual Report on Form 10-K for the year ended December 31, 2008 that was filed on March 16, 2009. In addition, we will make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

      Prior to the complete remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls--even where we conclude the controls are operating effectively--can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

      Changes in Internal Control Over Financial Reporting

      There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material developments with respect to any previously reported legal proceedings.

ITEM 1A. RISK FACTORS

      There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

       10.1   Amendment No. 4 to Settlement Agreement and Mutual Release
       31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
       31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
       32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PAID, INC.
                                     Registrant


                                     /s/ Gregory Rotman
Date: May 8, 2009                    -----------------------------------------
      -----------                    Gregory Rotman, President


                                     /s/ Richard Rotman
Date: May 8, 2009                    -----------------------------------------
      -----------                    Richard Rotman, Chief Financial Officer,
                                     Vice President and Secretary

                                LIST OF EXHIBITS

Exhibit No. Description
-----------------------

   10.1     Amendment No. 4 to Settlement Agreement and Mutual Release
   31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
   31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
   32 CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002