Form 10-Q
period 2009-06-30
PAID INC
filed 2009-08-10
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

COMMISSION FILE NUMBER 0-28720

PAID, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	73-1479833
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4 Brussels Street, Worcester, Massachusetts 01610
(Address of Principal Executive Offices) (Zip Code)

(508) 791-6710
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   |_| Yes  |_| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   ☐                                                                        Accelerated Filer    ☒

Non-accelerated filer     ☐                                                                     Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of August 4, 2009, the issuer had outstanding 262,938,458 shares of its Common Stock, par value $.001 per share.

Table of Content

Paid, Inc.
Form 10-Q
For the Three and Six Months ended June 30, 2009

Table of Content

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

 PAID, INC.
 BALANCE SHEETS

	June 30,	December 31,
ASSETS	2009	2008
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$3,040,653	$106,948
Accounts receivable, net	114,409	1,425
Inventories, net	1,076,066	1,016,938
Deferred expenses	915,720	—
Prepaid expenses and other current assets	449,712	404,876
Due from employees and others	19,188	42,497

Total current assets	5,615,748	1,572,684

Property and equipment, net	22,931	30,967
Intangible asset, net	9,418	9,888

Total assets	$5,648,097	$1,613,539

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$233,332	$399,383
Accrued expenses	615,775	495,139
Deferred revenues	4,283,120	119,700

Total current liabilities	5,132,227	1,014,222

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value, 350,000,000 shares
authorized; 264,589,549 and 251,369,046 shares
issued and outstanding at June 30, 2009 and
December 31, 2008, respectively	264,587	251,369
Additional paid-in capital	38,441,472	36,392,504
Accumulated deficit	(37,990,189)	(36,044,556)
Stock subscription receivable	(200,000)	—

Total shareholders' equity	515,870	599,317

Total liabilities and shareholders' equity	$5,648,097	$1,613,539

 See accompanying notes to financial statements

Table of Content

PAID, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
 (Unaudited)

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2009	2008	2009	2008

Revenues	$1,620,915	$725,456	$1,947,781	$979,428

Cost of revenues	1,017,768	360,352	1,154,917	447,141

Gross profit	603,147	365,104	792,864	532,287

Operating expenses:
Selling, general, and administrative expenses	1,589,851	1,129,536	2,539,618	2,070,218
Web site development costs	124,817	172,158	201,078	260,386

Total operating expenses	1,714,668	1,301,694	2,740,696	2,330,604

Loss from operations	(1,111,521)	(936,590)	(1,947,832)	(1,798,317)

Other income (expense):
Interest expense	0	(27,146)	(2,500)	(27,146)
Other income	4,695	196	4,699	776

Total other income (expense), net	4,695	(26,950)	2,199	(26,370)

Loss before income taxes	(1,106,826)	(963,540)	(1,945,633)	(1,824,687)

Provision for income taxes	—	—	—	—

Net loss	$(1,106,826)	$(963,540)	$(1,945,633)	$(1,824,687)

Loss per share - basic and diluted	$—	$—	$(0.01)	$(0.01)

Weighted average shares - basic and diluted	257,294,430	237,507,225	255,072,645	236,257,646

See accompanying notes to financial statements

Table of Content

 PAID, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
 (Unaudited)

	2009	2008
Operating activities:
Net loss	$(1,945,633)	$(1,824,687)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	8,506	43,293
Share based compensation	227,000	227,000
Amortization of debt discount	—	14,146
Intrinsic value of stock options awarded to
professionals and consultants in payment
of fees for services provided	1,530,685	829,314
Intrinsic value of stock options awarded to
employees in payment of compensation	104,501	35,307
Changes in assets and liabilities:
Accounts receivable	(112,984)	(228,792)
Inventories	(59,128)	(47,881)
Deferred expenses	(915,720)	(1,650)
Prepaid expense and other current assets	(21,526)	(54,812)
Accounts payable	(166,051)	102,709
Accrued expenses	120,635	136,778
Deferred revenue	4,163,420	18,798

Net cash provided by (used in) operating activities	2,933,705	(750,477)

Investing activities:
Property and equipment additions	—	(11,366)

Financing activities:
Net proceeds of notes and loans payable	—	500,000
Proceeds from assignment of call options	—	123,464
Proceeds from exercise of stock options	—	30,750

Net cash provided by financing activities	—	654,214

Net increase (decrease) in cash and cash equivalents	2,933,705	(107,629)

Cash and cash equivalents, beginning	106,948	264,811

Cash and cash equivalents, ending	$3,040,653	$157,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Income taxes	$—	$2,453

Interest	$—	$—

 See accompanying notes to financial statements

Table of Content

PAID, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Unaudited)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stock subscription receivable	Total

Balance, December 31, 2008	251,369,046	$251,369	$36,392,504	$(36,044,556)	$—	$599,317

Issuance of common stock pursuant to exercise of stock
options granted to employees for services	585,693	$586	$103,915	—	—	104,501

Issuance of common stock pursuant to exercise of stock
options granted to professionals and consultants	10,631,810	10,632	1,445,655	—	—	1,456,287

Intrinsic value of stock options
granted to consultant for services	—	—	74,398	—	—	74,398

Share based compensation related to issuance of
incentive stock options	—	—	227,000	—	—	227,000

Exercise of warrants	2,000,000	2,000	198,000	—	(200,000)	—

Net loss	—	—	—	(1,945,633)	—	(1,945,633)

Balance, June 30, 2009	264,586,549	$264,587	$38,441,472	$(37,990,189)	$(200,000)	$515,870

See accompanying notes to financial statements

Table of Content

PAID, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009 and 2008

Note 1. Organization and Significant Accounting Policies

Paid, Inc. (the “Company”) provides businesses and clients with marketing, management, merchandising, auction management, website hosting, and authentication and consignment services for the entertainment, sports and collectible industries.  The Company offers celebrities, musical artists and athletes official web sites and fan club services including e-commerce, VIP ticketing, fan club management, fan experiences, storefronts, articles, polls, message boards, contests, biographies and custom features.  The Company also sells merchandise for celebrities, through official fan websites, on tour or at retail.

General

The Company has prepared the financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 that was filed on March 16, 2009.

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

Liquidity

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's financial statements for the year ended December 31, 2008. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits for the remainder of 2009 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months. These resources include call options, expiring on May 9, 2010, for approximately 435,000 shares of common stock, which, once assigned by the Company, can generate between $35,000 and $157,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. During July 2009, the Company assigned 100,000 of these call options to third parties in exchange for gross proceeds of $38,450.  In addition, management continues to explore opportunities to monetize its patent #7324968 issued for real-time calculation of shipping costs. However, there can be no assurance that assignment of the call options can be concluded on reasonably acceptable terms, or that the Company will be successful in monetizing its patent. Management continues to seek alternative sources of capital to support operations.  Finally, world economic conditions, in particular those in the United States, are likely to impact sales of fan experiences and the availability of financing.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Table of Content

Inventories

Inventories consist of collectible merchandise for sale and are stated at the lower of average cost or market on a first-in, first-out (FIFO) method. When a purchase contains multiple copies of the same item, they are stated at average cost.

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at both June 30, 2009 and December 31, 2008 the Company provided for reserves totaling $475,000.

Website Development Costs

The Company accounts for website development costs in accordance with the provisions of EITF 00-2, "Accounting for Web Site Development Costs", which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment." During the six months ended June 30, 2009 and 2008 no website development costs were capitalized.

Revenue Recognition

The Company generates revenue from sales of fan experiences, from fan club membership fees, from sales of its purchased inventories, and from web hosting services.

Fan experiences sales generally include tickets and related experiences at concerts and other events conducted by performing artists. Revenues associated with these fan experiences are generally reported gross, rather than net, following the criteria of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", and are deferred until the related event has been concluded, at which time the revenues and related direct costs are recognized.

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

Shipping and Handling fees and costs

All amounts billed to customers in sales transactions related to shipping and handling represent revenues earned and are reported as revenues. Costs incurred by the Company for shipping and handling totaling $105,100 and $41,500 in 2009 and 2008, respectively, are reported as a component of selling, general and administrative expenses.

Table of Content

Advertising costs

Advertising costs, totaling approximately $31,500 in 2009 and $27,200 in 2008, are charged to expense when incurred.

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

Approximately 88% and 75% of the Company's revenues for 2009 and 2008, respectively, were generated from fan experiences and sales of merchandise related to a limited number of performing artists.

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

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 31,410,612 and 30,886,054 shares at June 30, 2009 and 2008, respectively, have been excluded from the computation of diluted earnings per share because they were antidilutive. Diluted earnings per share have not been presented as a result of the Company's net loss for each year.

Table of Content

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

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), "Business Combinations", and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements".  SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. Adoption did not have a material impact on our financial statements.

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

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock". EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133,  "Accounting for Derivative Instruments and Hedging Activities". We adopted EITF Issue No. 07-05 as of January 1, 2009 with no material impact on our financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", which provides operational guidance for determining other-than-temporary impairments for debt securities. FSP No. 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company during the quarter then ended with no material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events", which establishes principles and requirements for subsequent events.  This statement sets forth the period after the balance sheet during which management shall evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity shall recognize such events or transactions in the financial statements, and the disclosures required about such events or transactions.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  Management evaluates subsequent events through the date that the financial statements are available to be issued.  SFAS No. 165 was adopted by the Company during the quarter then ended with no material impact on our financial statements.

Table of Content

In June 2009 the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 09-01, "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance". EITF Issue No. 09-01 is effective for periods beginning after June 15, 2009.  Adoption of EITF Issue No. 09-01 is not expected to have a material impact on our financial statements.

In April 2009 the FASB issued FSP No. FAS 107-1 and APB 28-1, which amend SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" to require entities to disclose, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting (Opinion 28), to require those disclosures in summarized financial information at interim.  FSP No. FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company during the quarter then ended with no material impact on our financial statements.

In April, 2009 the FASB issued FSP FAS 157-4 which provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157, "Fair Value Measurements" (SFAS 157) when the volume and level of activity for the asset or liability have significantly decreased. The FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that despite significant decreases in volume and level of activity and regardless of the valuation technique(s) used for the asset or liability, the fair value measurement stays the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company during the quarter then ended with no material impact on our financial statements.

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

The patent is presented net of accumulated amortization of $6,582 and $6,112 at June 30, 2009 and December 31, 2008, respectively.

Amortization expense of intangible assets for the six months ended June 30, 2009 and 2008 was $470.

Estimated future annual amortization expense is $940 for each year through 2019.

Table of Content

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2009	December 31, 2008
Payroll and related costs	256,523	130,380
Professional and consulting fees	155,963	232,259
Commissions	192,036	107,963
Other	11,253	24,537
	$615,775	$495,139

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

As of June 30, 2009 the Company had assigned options to purchase 1,565,000 shares of stock from Leslie Rotman to certain individuals in exchange for $567,734. The Company did not assign any call options during the six months ended June 30, 2009, while it assigned 341,000 call options during the six months ended June 30, 2008 in exchange for $123,464.  The proceeds from the assignments of these options were added to the paid in capital of the Company. At June 30, 2009, 435,000 call options remain outstanding.  During July 2009, the Company assigned 100,000 of these call options to third parties in exchange for gross proceeds of $38,450.

Warrants

During the year ended December 31, 2005, the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor paid the Company $110,000 in deposits ("Deposits") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time prior to June 2, 2009 at $.15 per share. On June 1, 2009 the expiration date of the Warrant was extended to June 30, 2009 in exchange for a reduction in the Deposits of $10,000.  On June 28, 2009 the Warrant was exercised with the remaining $200,000 of consideration paid in the form of $80,000 of cash (received on July 13, 2009) and an agreement for $120,000 for future consulting services valued at $120,000.  The unused portion of the consulting services and the $80,000 receivable are included in stock subscription receivable.

During the second and third quarters of 2008, in connection with $1,100,000 of short term notes payable, the Company granted warrants for 1,100,000 shares of common stock exercisable at $.25 per share. If not exercised these warrants expire at various dates between April and August 2011.

Share-based Incentive Plans

At June 30, 2009, the Company had a number of stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

The 1999 Plan (“1999 Plan”) provides for the award of non-qualified options for up to 1,000,000 shares.  The maximum number of shares currently reserved for issuance is 492,000 shares. The options granted have a ten-year contractual term and vested either immediately or annually over a five-year term. There were no options granted under this plan during the six months ended June 30, 2009 and 2008.  At June 30, 2009 there were 37,000 options outstanding, which expired unexercised on July 19, 2009, with a weighted average exercise price of $1.625.

Table of Content

The 2002 Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares.  As of June 30, 2009 there were no shares reserved for issuance. The options granted have a ten-year contractual term and vested either immediately or four years from the date of grant.  There were no options granted under this plan during the six months ended June 30, 2009, while during the six months ended June 30, 2008 there were 5,000,000 options granted at an exercise price of $.415. At June 30, 2009 there were 28,250,000 options outstanding with a weighted average exercise price of $.107.

The incremental fair value of options granted during the first six months of 2008 was 1,815,000 which, assuming no forfeiture rate, resulted in $227,000 being charged to operations during each of the six months ended June 30, 2009 and 2008.

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 110,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under the above plans is as follows:

	Number of shares	Weighted average exercise price per share

Options outstanding at December 31, 2008	1,527,625	$.001
Granted	11,713,490	$.001
Exercised	(11,217,503)	$.001

Options outstanding at June 30, 2009	2,023,612	$.001

Table of Content

A summary of the awards under this plan during the six months ended June 30 is as follows:

	Number of Shares		Intrinsic Value

		2009

Employee payroll	585,693		$104,501
Consulting and professional fees	11,127,797		$1,530,685

Total	11,713,490		$1,635,186

		2008

Employee payroll	146,479		$35,308
Consulting and professional fees	3,233,427		$622,314

Total	3,379,906		$657,622

The maximum number of shares currently reserved for issuance is 5,678,483 shares. The options granted have a ten-year contractual term and vest immediately.

The fair value of the Company’s option grants was estimated at the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	2009	2008

Expected term (based upon historical experience)	<1 week	<1 week
Expected volatility	109.44%	116.73%
Expected dividends	None	None
Risk free interest rate	3.27%	3.82%

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

Table of Content

All but 5,000,000 options outstanding at June 30, 2009 are fully vested and exercisable. Information pertaining to options outstanding at June 30, 2009 is as follows:

Options Outstanding

Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.62	37,000	—	—
.001	2,023,612	9.20	$807,421
.041	23,250,000	3.25	$8,346,750
.415	5,000,000	8.50	—
	30,310,612

The total intrinsic value of options exercised during the six months ended June 30, 2009 under all plans was $1,560,788, in exchange for no cash, since they were all exercised under the 2001 Plan.

Note 5. Income Taxes

There was no provision for income taxes for the six months ended June 30, 2009 and 2008 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of significant temporary differences and carry forwards that give rise to deferred taxes are as follows:

	June 30, 2009	December 31, 2008
Federal net operating loss carry forwards	$10,162,000	$9,502,000
State net operating loss carry forwards	1,568,000	1,682,000
	11,730,000	11,184,000
Valuation reserve	(11,730,000)	(11,184,000)
Net deferred tax asset	$—	$—

The valuation reserve applicable to net deferred tax asset at June 30 2009 and December 31, 2008 is due to the likelihood of the deferred tax not to be utilized.

The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The periods from 2005-2008 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the six months ended June 30, 2009 and 2008.

Table of Content

At June 30, 2009, the Company has federal and state net operating loss carry forwards of approximately $31,457,000 and $16,457,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2014, while the federal carry forwards will expire intermittently through 2029.

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

The Company leases office and warehouse facilities, as a tenant at will, from a company in which Steven Rotman is a shareholder. Monthly payments under this arrangement total $2,600.

During the six months ended June 30, 2009 the Company paid Steven Rotman $60,000 in consulting fees.  There were no such fees incurred during the six months ended June 30, 2008.

Note 7. Commitments and contingencies

Lease commitment

The Company leases office facilities in Boston, Massachusetts under a five year lease expiring in April 2011.  The lease requires monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses.

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation.  As of June 30, 2009, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Subsequent events

In connection with the preparation of the financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165 “Subsequent Events” (“SFAS 165”), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 6, 2009.

On August 5, 2009 the lead singer of Aerosmith was injured during a tour performance.  The nature and extent of those injuries is unknown.  Substantially all of the deferred revenue and deferred expenses on the accompanying balance sheet relate to the Aerosmith tour.

Table of Content

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable; the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Exhibit 99, "Risk Factors", in the Company's Form 10-K for the fiscal year ended December 31, 2008 that was filed on March 16, 2009.

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

Table of Content

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

Results of Operations

Three months ended June 30, 2009 to three months ended June 30, 2008.

The following discussion compares the Company's results of operations for the three months ended June 30, 2009 with those for the three months ended June 30, 2008.  The Company's financial statements and notes thereto included elsewhere in this annual report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. In 2009 revenues were $1,620,900, 98% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists. Sales of the Company's own product and fees from buyers and sellers represented 2% of revenues. Gross sales of the Company's own product were $26,200. Fan experience, fan club membership and related merchandise sales revenues were $1,594,400. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several performing artists during the remainder of 2009. Performing artists typically do not announce tour plans until two to four months in advance of the first show. Several performing artists represented by the Company have announced tours that are scheduled to continue or begin during the third and/or fourth quarters of 2009.

The Company's 2009 revenues represent an increase of approximately $895,500 or 123%, from 2008, when revenues were $725,500. For the three months ended June 30, 2008, sales of the Company's product were $62,700 or 9% of gross sales, while fan club membership and related merchandise sales revenues were $637,300, or 88% of gross revenues.

The main reasons for the increase in revenues was a $957,200 increase related to the fan club memberships and tours of performing artists, offset by lower sales of Company owned product of $36,500. Revenues related tours of performing artists are dependent upon tour schedules, the popularity of the artist(s) on tour, and whether the tour(s) are domestic or international. Fan experience packages marketed for certain artists include a ticket of admission, while for others they do not.  While there was an increase in the number of artists represented by the Company in 2009, there were no artists on tour until the middle of June and those concerts held during the second quarter of 2008 were for artists for whom our fan experiences did not include a ticket. Gross profit from celebrity services in 2009 and 2008 was $576,900 and $285,500, respectively.

Table of Content

Operating Expenses. Total operating expenses during 2009 were $1,714,700 compared to $1,301,700 in 2008, an increase of $413,000.

Sales, general and administrative ("SG&A") expenses in 2009 were $1,589,900, compared to $1,129,500 in 2008. The increase of $460,300 includes increases in professional fees of $120,500, payroll and related costs of $132,900 and credit card commissions and shipping costs of $183,400. The increase in professional fees is attributable to new business development, and legal services associated with the Company's enhanced reporting requirements to the Securities and Exchange Commission.  Increases in payroll, credit card commissions and shipping are attributable to deferred revenue associated with fan experience sales during the second quarter for performances in future quarters.

Costs associated with planning, maintaining and operating our web sites in 2009 decreased by $47,300 from 2008. This decrease is due primarily to decreases in depreciation of $13,700 and payroll and related costs of $31,300.

Interest Expense. The Company incurred no interest charges in 2009, while in 2008 interest expense was $27,000. The 2008 interest expense was associated with short term notes payable and amortization of debt discount.

Net Loss. The Company realized a net loss in 2009 of $1,106,800 compared to a net loss of $963,500 in 2008. The 2009 and 2008 losses each represent less than $.01 per share.

Six months ended June 30, 2009 to six months ended June 30, 2008.

The following discussion compares the Company's results of operations for the six months ended June 30, 2009 with those for the six months ended June 30, 2008.  The Company's financial statements and notes thereto included elsewhere in this annual report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. In 2009 revenues were $1,947,800, 97% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists. Sales of the Company's own product and fees from buyers and sellers represented 3% of revenues. Gross sales of the Company's own product were $50,300. Fan experience, fan club membership and related merchandise sales revenues were $1,894,300. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several performing artists during the remainder of 2009. Performing artists typically do not announce tour plans until two to four months in advance of the first show. Several performing artists represented by the Company have announced tours that are scheduled to continue or begin during the third and/or fourth quarters of 2009.

The Company's 2009 revenues represent an increase of approximately $968,400 or 99%, from 2008, when revenues were $979,400. For the six months ended June 30, 2008, sales of the Company's product were $81,400 or 8% of gross sales, while fan club membership and related merchandise sales revenues were $872,300, or 89% of gross revenues.

Table of Content

The main reasons for the increase in revenues was a $975,900 increase related to the fan club memberships and tours of performing artists, offset by lower sales of Company owned product of $31,000. Revenues related tours of performing artists are dependent upon tour schedules, the popularity of the artist(s) on tour, and whether the tour(s) are domestic or international.  Fan experience packages marketed for certain artists include a ticket of admission, while for others they do not.  While there was an increase in the number of artists represented by the Company in 2009, there were no artists on tour until the middle of June and those concerts held during 2008 were for artists for whom our fan experiences did not include a ticket.  Gross profit from celebrity services in 2009 and 2008 was $742,000 and $437,000, respectively. Gross profit from Company owned product sales was $8,100, $22,700 less than in 2008.
Operating Expenses. Total operating expenses during 2009 were $2,740,700 compared to $2,330,600 in 2008, an increase of $410,100.

Sales, general and administrative ("SG&A") expenses in 2009 were $2,539,600, compared to $2,070,200 in 2008. The increase of $469,400 includes increases in professional fees of $166,600, payroll and related costs of $114,800, and credit card commissions and shipping costs of $209,500. The increase in professional fees is attributable to new business development, and legal services associated with the Company's enhanced reporting requirements to the Securities and Exchange Commission. Increases in payroll, credit card commissions and shipping are attributable to deferred revenue associated with fan experience sales during the second quarter for performances in future quarters.

Costs associated with planning, maintaining and operating our web sites in 2009 decreased by $59,300 from 2008. This decrease is due primarily to decreases in depreciation of $30,200, consulting of $10,800, and payroll and related costs of $25,300.

Interest Expense. The Company incurred approximately $2,500 of interest charges in 2009, while in 2008 interest expense was $27,100. The 2009 interest expense is associated with short term notes payable while the 2008 interest expense was associated with short term notes payable and amortization of debt discount.

Net Loss. The Company realized a net loss in 2009 of $1,945,600 compared to a net loss of $1,824,700 in 2008. The 2009 and 2008 losses each represent $.01 per share.

Assets

At June 30, 2009, total assets of the Company were $5,648,000 compared to $1,614,000 at December 31, 2008.

Table of Content

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash used in operating activities for the six months ended June 30 is as follows:

	2009	2008
Net loss	$(1,945,600)	$(1,824,700)
Depreciation and amortization	8,500	43,300
Share based compensation	227,000	227,000
Amortization of debt discount	—	14,100
Intrinsic value of stock options awarded in payment of outside services and compensation	1,635,200	864,600
Net current assets and liabilities associated with advanced ticketing	3,247,700	18,800
Changes in current assets and liabilities	(239,100)	(93,600)

Net cash used in operating activities	$2,933,700	$(750,500)

Working Capital and Liquidity

The Company had cash and cash equivalents of $3,040,700 at June 30, 2009, compared to $107,000 at December 31, 2008. The Company had $484,000 of working capital at June 30, 2009 compared to $558,000 at December 31, 2008.  At June 30, 2009 current liabilities were $5,132,000 compared to $1,014,000 at December 31, 2008. Current liabilities increased at June 30, 2009 compared to December 31, 2008 primarily due to deferred revenues related to concerts to be performed during the third and fourth quarters of 2009.

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2008. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits for the remainder of 2009 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months. These resources include call options, expiring on May 9, 2010, for approximately 435,000 shares of common stock, which, once assigned by the Company, can generate between $35,000 and $157,000 (based solely upon the 52 week high and low closing prices of the Company's common stock) of cash. During July 2009 the Company assigned 100,000 of these call options to third parties in exchange for gross proceeds of $38,950.  In addition, management continues to explore opportunities to monetize its patent.  However, there can be no assurance that anticipated touring activity will occur, that assignment of the call options can be concluded on reasonably acceptable terms, and that the Company will be successful in monetizing its patent. Management continues to seek alternative sources of capital to support operations.  Finally, world economic conditions, in particular those in the United States, are likely to impact sales of fan experiences and the availability of financing.

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

Table of Content

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the President of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified five material weaknesses in internal control over financial reporting.  We identified three weaknesses with respect to entity level controls:  (1) lack of corporate governance; (2) ineffective control environment; and (3) lack of segregation of duties.  We identified two weaknesses with respect to activity level controls:  (1) Lack of procedures and control documentation; and (2) lack of information technology controls and documentation.  Because of these material weaknesses, we concluded that, as of June 30, 2009 our internal control over financial reporting was not effective based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

We intend to implement procedures and controls throughout 2009 to remediate the remaining material weaknesses at the entity and activity levels, and to review further our procedures and controls. We have not remediated any of the material weaknesses during the second quarter of 2009 other than what was described previously in our Annual Report on Form 10-K for the year ended December 31, 2008 that was filed on March 16, 2009.  In addition, we will make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

Table of Content

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAID, INC.
Registrant
/s/ Gregory Rotman
Date: August 10, 2009	____________________________________
Gregory Rotman, President

/s/ Richard Rotman
Date: August 10, 2009	_____________________________________
Richard Rotman, Chief Financial Officer, Vice President and Secretary

Table of Content

LIST OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002