Form 10-Q
period 2009-09-30
PAID INC
filed 2009-11-09
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

COMMISSION FILE NUMBER 0-28720

PAID, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	73-1479833
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☒                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of November 6, 2009, the issuer had outstanding 267,412,123 shares of its Common Stock, par value $.001 per share.

1

Paid, Inc.
Form 10-Q
For the Three and Nine months ended September 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAID, INC.
BALANCE SHEETS

	September 30,	December 31,
ASSETS	2009	2008
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$966,596	106,948
Accounts receivable, net	1,520,523	1,425
Inventories, net	1,124,994	1,016,938
Prepaid expenses and other current assets	713,122	404,876
Due from employees and others	20,336	42,497

Total current assets	4,345,571	1,572,684

Property and equipment, net	37,084	30,967
Intangible asset, net	9,183	9,888

Total assets	$4,391,838	$1,613,539

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$767,537	$399,383
Accrued expenses	512,130	495,139
Deferred revenues	365,690	119,700

Total current liabilities	1,645,357	1,014,222

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value, 350,000,000 shares authorized; 266,723,674 and 251,369,046 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	266,724	251,369
Additional paid-in capital	40,360,139	36,392,504
Accumulated deficit	(37,780,382)	(36,044,556)
Stock subscription receivable	(100,000)	-

Total shareholders' equity	2,746,481	599,317

Total liabilities and shareholders' equity	$4,391,838	$1,613,539

See accompanying notes to financial statements

PAID, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenues	$2,116,536	$945,257	$4,064,317	$1,924,685

Cost of revenues	766,201	653,762	1,921,118	1,100,903

Gross profit	1,350,335	291,495	2,143,199	823,782

Operating expenses:
Selling, general, and administrative expenses	1,031,689	1,377,196	3,571,306	3,447,414
Web site development costs	109,517	96,145	310,595	356,531

Total operating expenses	1,141,206	1,473,341	3,881,901	3,803,945

Income (loss) from operations	209,129	(1,181,846)	(1,738,702)	(2,980,163)

Other income (expense):
Interest expense	-	(40,636)	(2,500)	(67,782)
Other income	677	394	5,376	1,170

Total other income (expense), net	677	(40,242)	2,876	(66,612)

Income (loss) before income taxes	209,806	(1,222,088)	(1,735,826)	(3,046,775)

Provision for income taxes	-	-	-	-

Net income (loss)	$209,806	$(1,222,088)	$(1,735,826)	$(3,046,775)

Income (loss) per share:
Basic	$-	$-	$(0.01)	$(0.01)
Diluted	$-	N/A	N/A	N/A
Weighted average shares - basic and diluted
Basic	257,294,430	240,000,388	255,072,645	237,514,333
Diluted	286,541,637	N/A	N/A	N/A

See accompanying notes to financial statements

PAID, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2009	2008
Operating activities:
Net loss	$(1,735,826)	$(3,046,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,936	58,390
Share based compensation	340,000	340,000
Amortization of debt discount	-	52,782
Intrinsic value of stock options awarded to professionals and consultants in payment of fees for services provided	2,165,900	1,351,016
Intrinsic value of stock options awarded to employees in payment of compensation	119,501	90,308
Services provided in consideration of payment of stock subscription receivable	20,000
Changes in assets and liabilities:
Accounts receivable	(622,878)	(123,768)
Inventories	(108,056)	30,574
Prepaid expense and other current assets	(286,085)	(280,213)
Accounts payable	368,154	31,139
Accrued expenses	16,991	455,461
Deferred revenue	245,990	(30,720)

Net cash provided by (used in) operating activities	536,627	(1,071,806)

Investing activities:
Property and equipment additions	(18,348)	(21,478)

Financing activities:
Net proceeds of notes and loans payable	-	1,100,000
Proceeds from assignment of call options	158,245	123,464
Proceeds from sale of warrants	80,000	10,000
Proceeds from issuance of common stock	103,124	-
Proceeds from exercise of stock options	-	30,750

Net cash provided by financing activities	341,369	1,264,214

Net increase in cash and cash equivalents	859,648	170,930

Cash and cash equivalents, beginning	106,948	264,811

Cash and cash equivalents, ending	$966,596	$435,741

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Income taxes	$1,885	$3,283

Interest	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Amounts due in connection with issuance of common stock	$896,220	$-

See accompanying notes to financial statements

PAID, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited)

			Additional		Stock
	Common stock		Paid-in	Accumulated	subscription
	Shares	Amount	Capital	Deficit	receivable	Total

Balance, December 31, 2008	251,369,046	$251,369	$36,392,504	$(36,044,556)	$-	$599,317

Issuance of common stock pursuant to exercise of stock options granted to employees for services	630,780	$631	$118,870	-	-	119,501

Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	7,896,924	7,897	1,553,641	-	-	1,561,538

Intrinsic value of stock options granted to consultant for services	-	-	74,398	-	-	74,398

Proceeds from assignment of call options	-	-	158,245	-	-	158,245

Issuance of common stock	4,826,924	4,827	1,524,481	-	-	1,529,308

Share based compensation related to issuance of incentive stock options	-	-	340,000	-	-	340,000

Exercise of warrants	2,000,000	2,000	198,000	-	(120,000)	80,000

Services provided in consideration of payment of stock subscription receivable	-	-	-	-	20,000	20,000

Net loss	-	-	-	(1,735,826)	-	(1,735,826)

Balance, September 30, 2009	266,723,674	$266,724	$40,360,139	$(37,780,382)	$(100,000)	$2,746,481

See accompanying notes to financial statements

PAID, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008

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

Liquidity

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's financial statements for the year ended December 31, 2008. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits for the remainder of 2009 and into 2010 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months.  These resources include cash on hand, accounts receivable, and management's continued exploration of opportunities to monetize its patent #7324968 issued for real-time calculation of shipping costs. However, there can be no assurance that assignment of the call options can be concluded on reasonably acceptable terms, or that the Company will be successful in monetizing its patent. Management continues to seek alternative sources of capital to support operations.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162" ("The Codification").  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed the Company's references to U.S. GAAP accounting standards but did not impact the Company's financial statements.

In December 2007, the FASB issued revised guidance for the accounting for business combinations.  The revised guidance, which is now part of Accounting Standards Codification ("ASC") 805, "Business Combinations" ("ASC 805"), requires the fair value measurement of assets acquired, liabilities assumed, and any non-controlling interest in the acquire, at acquisition date with limited exceptions. ASC 805 is applicable to business combinations for acquisitions occurring after January 1, 2009.  Adoption of ASC 805 on January 1, 2009 did not have a material impact on our financial statements.

In March 2008, the FASB issued new guidance related to disclosures about derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815, "Derivatives and Hedging", requires enhanced disclosures about (a) how an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  The new guidance was effective for interim and annual periods beginning after November 15, 2008.  Adoption of ASC 815 on January 1, 2009 did not have a material impact on our financial statements.

In April 2008, the FASB issued revised guidance about the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The revised guidance, which is now part of ASC 350, "Intangibles - Goodwill and Other", was adopted on January 1, 2009 with no material impact on our financial statements.

In June 2008, the FASB issued guidance for determining whether an equity-linked financial instrument is indexed to an entity's own stock.  The revised guidance, which is now part of ASC 815, "Derivatives and Hedging", was adopted on January 1, 2009 with no material impact on our financial statements.

In April 2009, the FASB issued interpretive guidance for determining other-than-temporary impairments for debt securities. The interpretive guidance, which is now part of ASC 320, "Investments - Debt and Equity Securities", was adopted by the Company on April 1, 2009 with no material impact on our financial statements.

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments.  The new guidance, which is now part of ASC 825, "Financial Instruments" ("ASC 825"), requires disclosure of the fair value of financial instruments whenever publicly traded company issues financial information in interim reporting periods in addition to the annual disclosure required at year-end.   ASC 825 was adopted by the Company on April 1, 2009 with no material impact on our financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and of estimating fair value when there has been a significant decrease in the volume and level of activity of an asset or liability.    The new guidance, which is now part of ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods.  In addition, presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 820.  ASC 820 was adopted by the Company on April 1, 2009 with no material impact on our financial statements.

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, "Subsequent Events" ("ASC 855"), sets forth the period after the balance sheet during which management shall evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity shall recognize such events or transactions in the financial statements, and the disclosures required about such events or transactions.  ASC 855 was adopted by the Company for the quarter ended June 30, 2009 with no material impact on our financial statements.

Accounting Standards not yet Adopted

In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities.  The new guidance, which is part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure the fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as an asset, and/or another valuation technique that is consistent with the principles of fair value measurements.  The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurements.  The new guidance is effective for interim and annual periods beginning after August 27, 2009.  The Company does not expect the provisions of this new guidance to have a material effect on its financial statements.

In October 2009 the FASB issued revised guidance for the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement.  The revised guidance is part of ASC 605, "Revenue Recognition" ("ASC 605") and is effective for revenue arrangements entered into, or materially modified, after June 15, 2010. The Company has not yet determined whether adoption of ASC 605 will have a material impact on its financial statements.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at both September 30, 2009 and December 31, 2008 the Company provided for reserves totaling $475,000.

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350, "Intangibles - Goodwill and Other", which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment." During the nine months ended September 30, 2009 and 2008 no website development costs were capitalized.

Revenue Recognition

The Company generates revenue from sales of fan experiences, from fan club membership fees, from sales of its purchased inventories, and from web hosting services.

Fan experiences sales generally include tickets and related experiences at concerts and other events conducted by performing artists. Revenues associated with these fan experiences are generally reported gross, rather than net, following the criteria of ASC 605, "Revenue", and are deferred until the related event has been concluded, at which time the revenues and related direct costs are recognized.

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

Shipping and Handling fees and costs

All amounts billed to customers in sales transactions related to shipping and handling represent revenues earned and are reported as revenues. Costs incurred by the Company for shipping and handling totaling $54,700 and $56,100 in 2009 and 2008, respectively, are reported as a component of selling, general and administrative expenses.

Advertising costs

Advertising costs, totaling approximately $49,900 in 2009 and $43,600 in 2008, are charged to expense when incurred.

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

Approximately 74% of the Company's revenues for the nine months ended September 30, 2009 were generated from fan experiences and sales of merchandise related to one performing artist, Aerosmith, while approximately 67% of the Company's revenues for the nine months ended September 30, 2008 were generated from fan experiences and sales of merchandise related to two performing artists, Aerosmith and Return to Forever.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of ASC 505, "Equity", and ASC 718, "Compensation - Stock Compensation".  Under the provisions of ASC 505 and ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's or non-employee's requisite service period (generally the vesting period of the equity grant).

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

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 31,373,612 and 31,486,054 shares at September 30, 2009 and 2008, respectively, have been excluded from the computation of diluted earnings per share because they were anti-dilutive. Diluted earnings per share have only been presented for periods with net income.

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

The patent is presented net of accumulated amortization of $6,817 and $6,112 at September 30, 2009 and December 31, 2008, respectively.

Amortization expense of intangible assets for the nine months ended September 30, 2009 and 2008 was $705.

Estimated future annual amortization expense is $940 for each year through 2019.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2009	December 31, 2008
Payroll and related costs	189,220	130,380
Professional and consulting fees	194,638	232,259
Commissions	84,801	107,963
Other	43,471	24,537
	$512,130	$495,139

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

As of September 30, 2009 the Company had assigned options to purchase 1,941,665 shares of stock from Leslie Rotman to certain individuals in exchange for $725,979. The Company assigned 376,665 call options during the nine months ended September 30, 2009 in exchange for $158,245, while it assigned 340,000 call options during the nine months ended September 30, 2008 in exchange for $123,464.  The proceeds from the assignments of these options were added to the paid in capital of the Company. At September 30, 2009, 58,335 call options remain outstanding.

Warrants

During the year ended December 31, 2005, the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor paid the Company $110,000 in deposits ("Deposits") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time prior to June 2, 2009 at $.15 per share. On June 1, 2009 the expiration date of the Warrant was extended to June 30, 2009 in exchange for a reduction in the Deposits of $10,000.  On June 28, 2009 the Warrant was exercised with the remaining $200,000 of consideration paid in the form of $80,000 of cash and an agreement for $120,000 for future consulting services valued at $120,000.  During the three months ended September 30, 2009 the investor provided consulting services valued at $20,000. The unused portion of the consulting services ($100,000) is included in stock subscription receivable.

During the second and third quarters of 2008, in connection with $1,100,000 of short term notes payable, the Company granted warrants for 1,100,000 shares of common stock exercisable at $.25 per share. If not exercised these warrants expire at various dates between April and August 2011.

Issuance of Common Stock

Under agreements with certain individual artists of a single band, the Company issued 4,826,924 shares of common stock and guaranteed the individual artists that those shares would sell for a minimum of $1,600,000.  If the shares sold for less than the minimum agreed upon amount the artists would receive cash or additional shares to make up the difference.  The shares and guaranteed amounts were based upon a minimum number of tour dates.  A portion of the related tour was canceled after only approximately 35% of the dates were performed.  The artists sold the related shares, and as a result of an unanticipated increase in the market value of the Company's stock, and the tour cancellation, received in excess of the guaranteed amounts. Consequently, the Company is to receive back $1,346,220 which represents the amount of the original advance payment associated with the canceled portion of the tour totaling $346,876 plus $999,344 representing the amount in excess of the guaranteed payment for the tour dates performed.  These transactions are reported in the statement of changes in stockholders' equity as issuance of common stock.

At September 30, 2009, there remained outstanding receivables related to this arrangement totaling approximately $896,000, of which $475,000 was collected in early October.

Share-based Incentive Plans

Active Plans:

At September 30, 2009, the Company had a two active stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

The 2002 Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares.  As of September 30, 2009 there were no shares reserved for issuance. The options granted have a ten-year contractual term and vested either immediately or four years from the date of grant.  There were no options granted under this plan during the nine months ended September 30, 2009, while during the nine months ended September 30, 2008 there were 5,000,000 options granted at an exercise price of $.415. At September 30, 2009 there were 28,250,000 options outstanding with a weighted average exercise price of $.107.

The incremental fair value of options granted under the 2002 Plan during the first nine months of 2008 was $1,815,000 which, assuming no forfeiture rate, resulted in $340,000 being charged to operations during each of the nine months ended September 30, 2009 and 2008.

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

	Number of shares	Weighted average exercise price per share

Options outstanding at December 31, 2008	1,527,625	$.001
Granted	13,850,615	$.001
Exercised	(13,354,628)	$.001
Options outstanding at September 30, 2009	2,023,612	$.001

A summary of the awards under this plan during the nine months ended September 30 is as follows:

	Number of Shares	Intrinsic Value

	2009

Employee payroll	630,780	$119,501
Consulting and professional fees	13,219,835	2,165,900
Total	13,850,615	$2,285,401

	2008

Employee payroll	387,551	$90,308
Consulting and professional fees	5,747,194	1,351,017
Total	6,134,745	$1,441,325

The maximum number of shares currently reserved for issuance is 3,541,358 shares. The options granted have a ten-year contractual term and vest immediately.

The fair value of the Company’s option grants was estimated at the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	2009	2008

Expected term (based upon historical experience)	<1 week	<1 week
Expected volatility	109%	115%
Expected dividends	None	None
Risk free interest rate	3.31%	3.77%

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

All but 5,000,000 options outstanding at September 30, 2009 are fully vested and exercisable. Information pertaining to options outstanding at September 30, 2009 is as follows:

Options Outstanding

Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$.001	2,023,612	8.95	$766,948
.041	23,250,000	3.00	7,881,750
.415	5,000,000	8.25	--
	30,273,612

The total intrinsic value of options exercised during the nine months ended September 30, 2009 under all plans was $2,211,003, in exchange for no cash, since they were all exercised under the 2001 Plan.

Expired Plans:

During July 1999, the Company's Board of Directors adopted The 1999 Plan (“1999 Plan”) which provided for the award of non-qualified options for up to 1,000,000 shares.  The 1999 Plan expired in July 2009 as did all 37,000 options that were outstanding with an exercise price of $1.62 per share.

Also during July 1999, the Company's Board of Directors adopted, subject to stockholders' approval, the 1999 Omnibus Share Plan (the "Omnibus Plan") that provided for both incentive and non-qualified stock options, stock appreciation rights and other awards to directors, officers, and employees of the Company to purchase or receive up to 1,000,000 shares of the Company's stock. The Omnibus Plan also expired in July 2009.  No options were ever granted under the Omnibus Plan.

Note 5. Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2009 and 2008 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of significant temporary differences and carry forwards that give rise to deferred taxes are as follows:

	September 30, 2009	December 31, 2008
Federal net operating loss carry forwards	$10,065,000	$9,502,000
State net operating loss carry forwards	1,530,000	1,682,000
	11,595,000	11,184,000
Valuation reserve	(11,595,000)	(11,184,000)
Net deferred tax asset	$--	$--

The valuation reserve applicable to net deferred tax asset at September 30, 2009 and December 31, 2008 is due to the likelihood of the deferred tax not to be utilized.

The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The periods from 2006-2008 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the nine months ended September 30, 2009 and 2008.

At September 30, 2009, the Company has federal and state net operating loss carry forwards of approximately $29,600,000 and $16,100,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2015, while the federal carry forwards will expire intermittently through 2030.

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

During the nine months ended September 30, 2009 and 2008 the Company incurred $60,000 and $50,000, respectively, of consulting fees paid to Stephen Rotman, who elected to receive this compensation in the form of options under the 2001 Plan.

Note 7. Commitments and contingencies

Lease commitment

The Company leases office facilities in Boston, Massachusetts under a five year lease expiring in April 2011.  The lease requires monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses.

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation.  As of September 30, 2009, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Subsequent events

In preparing the financial statements, and in accordance with ASC 855, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 9, 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "could", "may", "should", "will", "would", and similar expressions or variations of such words are intended to identify forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchase of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

Results of Operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008.

The following discussion compares the Company's results of operations for the three months ended September 30, 2009 with those for the three months ended September 30, 2008.  The Company's financial statements and notes thereto included elsewhere in this annual report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues.  In 2009 revenues were $2,116,500, 98% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists.  Other income represented 2% of revenues.  Fan experience, fan club membership and related merchandise sales revenues were $2,072,100. During the three months ended September 30, 2009 a major artist canceled the remainder of its tour.  In the event of concert cancellations, the Company's terms with respect to sales of fan experiences are that customers are entitled to a refund of all but certain convenience fees, based upon the type of fan experience purchased. Consequently, included in fan experience revenues is approximately $414,000 of these non-recurring convenience fees.  Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several performing artists during the remainder of 2009 and the early part of 2010. Performing artists typically do not announce tour plans until two to four months in advance of the first show. Several performing artists and clients represented by the Company have announced tours or events that are scheduled to continue or begin during the fourth quarter of 2009 and the first quarter of 2010.

The Company's 2009 revenues represent an increase of approximately $1,171,300 or 124%, from 2008, when revenues were $945,300. For the three months ended September 30, 2008, fan club membership and related merchandise sales revenues were $899,300, or 95% of gross revenues.

The main reasons for the increase in revenues were a $1,172,800 increase related to the fan club memberships and tours of performing artists. Revenues related tours of performing artists are dependent upon tour schedules, the popularity of the artist(s) on tour, and whether the tour(s) are domestic or international. Fan experience packages marketed for certain artists include a ticket of admission, while for others they do not.  While there was an increase in the number of artists represented by the Company in 2009 and a major artist was on tour for part of the quarter, there were no other significant artists on tour during the third quarter of 2009.  Fan experiences for artists on tour in 2008 did not include tickets, while those for the artist on tour in 2009 did.  Gross profit from celebrity services in 2009 and 2008 was $1,305,900 and $256,200, respectively.

Operating Expenses.  Total operating expenses during 2009 were $1,141,200 compared to $1,473,300 in 2008, a decrease of $332,100.

Sales, general and administrative ("SG&A") expenses in 2009 were $1,031,700, compared to $1,377,200 in 2008. The decrease of $345,500 includes decreases in professional fees of $270,600, and payroll and related costs of $82,300. The decrease in professional fees is attributable to lower required payments to consultants and professionals.

Costs associated with planning, maintaining and operating our web sites in 2009 increased by $13,400 from 2008. This increase is due primarily to an increase in computer expenses of $14,000.

Interest Expense.  The Company incurred no interest charges in 2009, while in 2008 interest expense was $40,600. The 2008 interest expense was associated with short term notes payable and amortization of debt discount.

Net Income/(Loss).  The Company generated a net income during the three months ended September 30, 2009 of $209,800 compared to a net loss of $1,222,100 for the same period in 2008. The 2009 profit and 2008 loss each represent less than $.01 per share on both a basic and diluted basis.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

The following discussion compares the Company's results of operations for the nine months ended September 30, 2009 with those for the nine months ended September 30, 2008.  The Company's financial statements and notes thereto included elsewhere in this annual report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues.  In 2009 revenues were $4,064,300, 98% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists.  During the nine months ended September 30, 2009 a major artist canceled the remainder of its tour.  In the event of concert cancellations, the Company's terms with respect to sales of fan experiences are that customers are entitled to a refund of all but certain convenience fees, based upon the type of fan experience purchased.  Consequently, included in fan experience revenues is approximately $414,000 of these nonrecurring convenience fees. Fan experience, fan club membership and related merchandise sales revenues were $3,966,500. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several performing artists during the remainder of 2009 and the first quarter of 2010. Performing artists typically do not announce tour plans until two to four months in advance of the first show. Several performing artists represented by the Company have announced tours that are scheduled to continue or begin during the fourth quarter of 2009 and first quarter of 2010.

The Company's 2009 revenues represent an increase of approximately $2,139,600 or 111%, from 2008, when revenues were $1,924,700. For the nine months ended September 30, 2008 while fan club membership and related merchandise sales revenues were $1,771,500, or 92% of gross revenues.

The main reasons for the increase in revenues were a $2,194,900 increase related to the fan club memberships and tours of performing artists. Revenues related tours of performing artists are dependent upon tour schedules, the popularity of the artist(s) on tour, and whether the tour(s) are domestic or international.  Fan experience packages marketed for certain artists include a ticket of admission, while for others they do not.  While there was an increase in the number of artists represented by the Company in 2009, there were no artists on tour until the middle of June and those concerts held during 2008 were for artists for whom our fan experiences did not include a ticket.  Gross profit from celebrity services in 2009 and 2008 was $2,047,900 and $693,600, respectively. Gross profit from Company owned product sales was $91,000, $9,800 less than in 2008.

Operating Expenses.  Total operating expenses during 2009 were $3,881,900 compared to $3,803,900 in 2008, an increase of $78,000.

Sales, general and administrative ("SG&A") expenses in 2009 were $3,571,300, compared to $3,447,400 in 2008. The increase of $123,900 includes increases in payroll and related costs of $32,600, touring costs of $33,600, and credit card commissions and shipping costs of $240,300 offset by decreases in professional fees of $104,000 and other items of $63,300. Increases in payroll, credit card commissions and shipping are attributable to tours of performing artists and the related refunds due to the cancellation of the remainder of a major artists' tour during the third quarter.

Costs associated with planning, maintaining and operating our web sites in 2009 decreased by $45,900 from 2008. This decrease is due primarily to decreases in depreciation of $39,800, consulting of $10,700, and payroll and related costs of $16,400 offset by an increase in computer expense of $20,900.

Interest Expense.  The Company incurred $2,500 of interest charges in 2009, while in 2008 interest expense was $67,800. The 2009 interest expense is associated with short term notes payable while the 2008 interest expense was associated with short term notes payable and amortization of debt discount.

Net Loss.  The Company realized a net loss for the nine months ended September 30, 2009 of $1,735,800 compared to a net loss of $3,046,800 for the same period in 2008. The 2009 and 2008 losses each represent $.01 per share.

Assets

At September 30, 2009, total assets of the Company were $4,392,000 compared to $1,614,000 at December 31, 2008.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash used in operating activities for the nine months ended September 30 is as follows:

	2009	2008
Net loss	$(1,735,800)	$(3,046,800)
Depreciation and amortization	12,900	58,400
Share based compensation	340,000	340,000
Amortization of debt discount	--	52,800
Intrinsic value of stock options awarded in payment of outside services and compensation	2,285,400	1,441,300
Services provided in consideration of payment of stock subscription receivable	20,000	--
Net current assets and liabilities associated with advanced ticketing	245,900	(30,700)
Changes in current assets and liabilities	(631,800)	113,200

Net cash used in operating activities	$536,600	$(1,071,800)

Working Capital and Liquidity

The Company had cash and cash equivalents of $967,000 at September 30, 2009, compared to $107,000 at December 31, 2008. The Company had $2,700,000 of working capital at September 30, 2009 compared to $558,000 at December 31, 2008.  At September 30, 2009 current assets were $4,346,000 compared to $1,573,000 at December 31, 2008.  The increase in current assets is related to increases in cash and cash equivalents of $860,000 and accounts receivable of $1,519,000.  Both of these increases are attributable to concerts canceled during the third quarter of 2009.  Accounts receivable totaling $963,000 were collected during October 2009.  At September 30, 2009 current liabilities were $1,645,000 compared to $1,014,000 at December 31, 2008. Current liabilities increased at September 30, 2009 compared to December 31, 2008 primarily due to deferred revenues and unclaimed customer refunds totaling $600,000 related to concerts canceled during the third quarter of 2009.

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 2008. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits for the remainder of 2009 and the early part of 2010 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months.  These resources include cash on hand, accounts receivable, and management's continued exploration of opportunities to monetize its patent.  However, there can be no assurance that anticipated touring activity will occur, that assignment of the call options can be concluded on reasonably acceptable terms, and that the Company will be successful in monetizing its patent. Management continues to seek alternative sources of capital to support operations.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the President of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President and Chief Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified five material weaknesses in internal control over financial reporting.  We identified three weaknesses with respect to entity level controls:  (1) lack of corporate governance; (2) ineffective control environment; and (3) lack of segregation of duties.  We identified two weaknesses with respect to activity level controls:  (1) Lack of procedures and control documentation; and (2) lack of information technology controls and documentation.  Because of these material weaknesses, we concluded that, as of September 30, 2009 our internal control over financial reporting was not effective based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

We intend to implement procedures and controls throughout 2009 to remediate the remaining material weaknesses at the entity and activity levels, and to review further our procedures and controls. We have not remediated any of the material weaknesses during the third quarter of 2009 other than what was described previously in our Annual Report on Form 10-K for the year ended December 31, 2008 that was filed on March 16, 2009.  In addition, we will make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

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

PAID, INC.
Registrant

Date: November 9, 2009	/s/ Gregory Rotman
Gregory Rotman, President

Date: November 9, 2009	/s/ Richard Rotman
Richard Rotman, Chief Financial Officer, Vice President and Secretary

LIST OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002