Form 10-K
period 2009-12-31
PAID INC
filed 2010-03-12
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to   ________________

Commission file number:  0-28720

Paid, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	73-1479833
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4 Brussels Street
Worcester, Massachusetts  01610
(Address of Principal Executive Offices)(Zip Code)

(617) 861-6050
(Registrant's telephone number, including area code)

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No   ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Over-the-Counter Bulletin Board on June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $83,960,247.

As of March 10, 2010, the registrant had 268,908,415 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index.

Paid, Inc.
Form 10-K
For the Year Ended December 31, 2009

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates", "could", "may", "should", "will", "would", and similar expressions or variations of such words are intended to identify forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchases of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of the Company's management, such statements can be based only on facts and factors currently known by the Company. Further, whether actual results will conform to our expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the risks and uncertainties discussed in this Annual Report; general economic, market, or business conditions; the opportunities that may be presented to and pursued by us; competitive actions by other companies; changes in laws or regulations; and other circumstances, many of which are beyond our control.  Thus, actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors".

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

PART I

Item 1.  Business

Paid, Inc. (the “Company”) was incorporated in Delaware on August 9, 1995.  The Company’s main web address is located at www.paid.com, which offers updated information on various aspects of our operations.  Information contained in the Company's website shall not be deemed to be a part of this Annual Report.  The Company's principal executive offices are located at 4 Brussels Street, Worcester, Massachusetts 01610, and the Company's telephone number is (617) 861-6050.

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

BUSINESS

Our Business

The Company’s primary focus is to provide brand-related services to businesses and celebrity clients with brand management, brand marketing, product merchandising, website design, development and hosting, and authentication services for the entertainment, sports and collectible industries.  We offer entertainers and celebrity athletes comprehensive web-presence related services  supporting and managing clients’ official websites and fan-community services including e-commerce, VIP ticketing,  live event fan experiences, user-generated content, client content publishing and distribution, fan forums, social network management and social media marketing.  Paid’s brand support services also include design and production of print, audio and video promotion marketing materials for client branded products and events. In addition to sourcing, designing and marketing, Paid sells merchandise for celebrities, through official fan website stores and other web-based outlets as well as on-tour and retail brick and mortar. Our celebrity services proprietary content management system and our use of both off-the-shelf best of class and proprietary software applications  provides an opportunity for our clients to offer more information, merchandise and experiences to their customers and communities while optimizing our ability to capture customer data and build robust customer data-bases for them.  We provide business management tools for online retailers, through AuctionInc, which is home to our patented shipping calculator and automated auction checkout and order processing system. This system provides the fundamental structure for our celebrity web hosting and development services, and for individuals seeking a professional and interactive presence on the Internet.

All the sales for our celebrity and entertainment services, other than retail and tour merchandising, are made through the artist’s personal website and Paid’s proprietary content managed system. A customer interested in a membership, merchandise, fan experience or ticketing would use our system to make purchases, and then depending on the sale, the Company either ships the merchandise, or delivers the fan experience at a concert or other event. The services offered by a client depend upon the client’s desire and willingness to offer different initiatives.  Not all artists and fan bases are the same and the Company works closely with its different clients to cater to their needs.  Our services also include video production, marketing, management, sponsorship, mobile marketing, and website development and management.  We provide these services for artists such as Aerosmith, Rockapella, Moody Blues, The Professional Bull Riders, Stand up to Cancer, Deep Purple and others.

To assist with the inventory management and order processing the Company uses the AuctionInc platform for reducing order processing time, increasing sales and improving customer service.  The AuctionInc system was originally designed to assist and improve just the Company’s sales, but management realized that there was a need for an order management system for individuals and businesses that sell on the Internet, specifically at auction.  In 2000 the Company’s technology team focused its attention on the core fundamental piece of the system called the Shipping Calculator.  The Company realized the potential importance of the calculator and filed for a patent before launching it to the public in April of 2001.  The Company obtained a patent on the shipping calculator in January 2008.  The product is modular based and we continue to develop new tools and products for its customers.

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

Business Strategy

During 2009 we experienced continued expansion of our celebrity web-hosting and fan community programs.  We believe there will be an increase in online communities that will create an opportunity for more celebrity web-hosting and fan community services. It is our view that our services and programs will become more desirable as these communities grow. Our proprietary system was built to handle news, events, ticketing, fan experiences, e-commerce, authentication, charity auctions, chat, video, music streaming, mobile services, downloads and forums.

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

•	Providing our services in an a la carte format will enable more clients to utilize our platform and services.

•	Expand into new services being offered that will generate larger partnerships and marketing opportunities for our clients.

•	Increase the general awareness of our Shipping Calculators and continuing to offer cutting edge technology and services in the industry.

•	Increase our web hosting services, charging a one-time set up fee plus monthly maintenance fees, and an hourly fee for any design or feature enhancements we make.

•	Create a program where Paid works closely with all their service partners and supports their platforms by utilizing our core services.

We expect the above plan will enable us to increase our celebrity services and offer a wider variety of management services providing more resources for a sales and a marketing campaign to promote the Company.

In providing our services, our business plan includes the payment of advances to some clients on merchandise and VIP programs and appearances, and recoup those advances from the artists’ and celebrities’ share of profits, as agreed upon in any agreement with the artist or celebrity.

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

Promoting and marketing Paid’s celebrity services will continue by using various mediums of marketing; “adword” campaigns, social media marketing, traditional print methods, and industry trade shows. However, as our celebrity services continue to gain exposure, we have had substantial opportunity to grow our business through referrals. Networking and referral business is a large portion of sales and marketing for these types of services. As we market and promote our celebrity services, we also will be supporting our proprietary content management system and our shipping calculator products.

The Company will continue to market AuctionInc throughout 2010.   In the past, representatives of the Company attended trade shows, events and conferences to analyze the potential for AuctionInc and to narrow the Company’s marketing base.  Based on experience with existing partnerships that promote AuctionInc, the Company believes that creating partnerships is an effective marketing tool to promote and encourage new registrations.  The Company will continue to seek new partnerships.  The Company may promote the AuctionInc product line in trade publications to reach small and midsize companies.

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

Revenue Sources

In 2009, 97% of our revenues were derived from our celebrity services, fan club management, and ticketing and fan experiences.  We also generated retail revenues from the sale of autographed merchandise and collectibles.  Adding to these revenues were marketing opportunities for athletes and celebrity clients.

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

Employees

The Company currently employs 20 full time equivalents.  We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

Risks Relating to the Company

We have experienced significant operating losses.

Our business and prospects must be considered in light of the risks, expenses and difficulties that are inherent in our business.  The risks include:

•	our ability to anticipate and adapt to a developing market;

•	our ability to attract new businesses in the entertainment market for our brand-related services;

•
our ability to engage musical artists, celebrities and athletes, to service a sustainable fan base for each musical artist, celebrity, and athlete, and to sell merchandise, VIP tickets, fan experiences and other services;

•	dependence upon the level of hits to our artists’ sites and on sites that we use to sell our products and services;

•	the popularity and success of the artists who receive our services;

•	artist tour activities and fan attendance;

•	our ability to recoup any advance paid to an artist or celebrity for merchandise, artist appearances, and VIP programs;

•	our ability to engage organizations for web site development and sponsorship;

•	our ability to market, license and enforce our patented shipping calculator; and

•	development of equal or superior Internet portals, auctions and related services by competitors.

To address these risks, we must, among other things, successfully market celebrities, musical artists, and service their fan base, increase traffic to their web sites, maintain our customer base, attract significant numbers of new customers and clients, respond to competitive developments, implement and execute successfully our business strategy and continue to develop and upgrade our technologies and customer services.  We cannot offer any assurances that that we will be successful in addressing these risks.

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

Our capital is limited and we may need additional financing to continue operations.

We require substantial working capital to fund our business.  Additional funds may be necessary for our Company to continue its operations and to pay recoupable advances for merchandise, artist appearances, and VIP programs.  If we are unable to obtain financing in the amounts desired and on acceptable terms, or at all, we could be required to reduce significantly the scope of our expenditures or limit our ability to engage an artist, which would have a material adverse effect on our business potential and the market price of our common stock.  If we raise additional funds by issuing equity securities, our shareholders will be further diluted.  Based on our cash position as of December 31, 2009, we may need significant additional capital to fund our anticipated operating expenses over the next 12 months.  If we require additional funding, there can be no assurances that the financing will be obtained, or if obtained, that funding will be obtained on reasonably acceptable terms.

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

You should not rely on the results for any period as an indication of future performance.  Our operating results are unpredictable and are expected to fluctuate in the future due to a number of factors, many of which are outside our control.  These factors beyond our control include:

•
our ability to engage well known celebrities, musical artists, and businesses in the entertainment industry with name brands for merchandise sales, web site and fan management, as well as other entities for web site development and sponsorship;

•	our ability to engage celebrities for ticket sales services;

•
our ability to significantly increase our customer base and traffic to our web sites, manage our inventory mix and the mix of products offered, liquidate our inventory in a timely manner, maintain gross margins, and maintain customer satisfaction;

•	our ability to market and sell our software products;

•	the availability and pricing of merchandise from vendors;

•	consumer confidence in encrypted transactions in the Internet environment;

•	the timing, cost and availability of advertising on our web sites and other entities' web sites;

•	popularity of celebrities and sports figures;

•	the amount and timing of costs related to expansion of our operations and the hiring of experienced personnel;

•	the announcement or introduction of new types of services or products by our competitors;

•	technical difficulties with respect to consumer and fan use of our web sites;

•	our ability to make acquisitions of complementary business and technologies;

•	governmental regulation by federal or local governments; and

•	general economic conditions and economic conditions specific to the Internet and electronic commerce.

As a strategic response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on our results of operations and financial condition.  In 2009, 97% of our revenues were derived from our celebrity services, fan club management, and ticketing and fan experiences.  We also generated retail revenues from the sale of autographed merchandise and collectibles.  Adding to these revenues were marketing opportunities for athletes and celebrity clients.  Our success depends upon our ability to sign up additional artists and celebrities that use our services.

The successful operation of our business depends upon the supply of critical technology elements from other third parties, including our Internet service provider and technology licensors.

Our operations depend on a number of third parties for Internet/telecom access, delivery services, and software services.  We have limited control over these third parties and no long-term relationships with any of them.  We do not own a gateway onto the Internet, but instead rely on an Internet service provider to connect our web sites to the Internet.  From time to time, we have experienced temporary interruptions in our web sites’ connection and also our telecommunications access.  We license technology and related databases from third parties for certain elements of our properties.  Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services.  Our internally developed software depends on an operating system, database and server software that was developed and produced by and licensed from third parties.  We have from time to time discovered errors and defects in the software from these third parties and, in part, rely on these third parties to correct these errors and defects in a timely manner.  Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business, and could expose us to liabilities to third parties.

We rely on third parties for our order fulfillment, and failures on the part of these third parties could harm our business.

We use overnight courier and delivery services for substantially all of our merchandise and products.  We use third party manufacturers to produce our merchandise.  Should these services be unable to deliver our products for a sustained time period as a result of a strike, war, act of terrorism, business failure, or other reason, our business, results of operations and financial condition would be adversely affected.  If, due to computer systems failures or other problems related to these third-party service providers, we experience any delays in shipment, our business, results of operations and financial condition would be adversely affected.

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

We have experienced a significant strain on our resources because of:

•	the need to manage relationships with our clients, including musical artists, businesses in the entertainment industry with name brands, sports figures and other celebrities;

•	the need to manage relationships with various technology licensors, advertisers, other web sites and services, Internet service providers and other third parties;

•	difficulties in hiring and retaining skilled personnel necessary to support our businesses;

•	the need to train and manage a growing employee base; and

•	pressures for the continued development of our financial and information management systems.

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

Development and awareness of our Company will depend largely on our success in increasing our customer and client base.  If vendors do not perceive us as an effective marketing and sales channel for their merchandise, or consumers do not perceive our Company as offering an entertaining and desirable way to purchase merchandise, we may be unsuccessful in promoting and maintaining our brand.  If celebrities, musical artists or sports figures do not recognize or trust our name, they will be less likely to engage us for our services.   To attract and retain customers and to promote and maintain our Company in response to competitive pressures, we may find it necessary to increase our marketing, networking, and advertising budgets and otherwise to increase substantially our financial commitment to creating and maintaining brand loyalty among vendors, clients and consumers.  We will need to continue to devote substantial financial and other resources to increase and maintain the awareness of our online brands among web site users, advertisers and e-commerce entities that we have advertising relationships with through:

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

A key element of our strategy is to generate a high volume of traffic to, and use of, our web sites, and the web sites that we manage.  Accordingly, the satisfactory performance, reliability and availability of these web sites, transaction processing systems, network infrastructure and delivery and shipping systems are critical to our operating results, as well as our reputation and our ability to attract and retain customers and maintain adequate customer service levels.

We periodically have experienced minor systems interruptions, including Internet disruptions.  Some of the interruptions are due to upgrading our equipment to increase speed and reliability.  During these upgrades the outages have generally lasted for a few hours, and even longer, on occasion.  Any systems interruptions, including Internet disruptions, which result in the unavailability of these web sites or reduced order fulfillment performance would reduce the volume of goods sold, which could harm our business.  In addition to placing increased burdens on our engineering staff, these outages create a large number of user questions and complaints that need to be responded to by our personnel.  Although we have taken steps to increase the reliability and redundancy of our system, these steps are expensive, reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime. We cannot offer assurances that:

•	we will be able to accurately project the rate or timing of increases if any, in the use of our web sites;

•	we will be able to expand and upgrade on a timely basis our systems and infrastructure to accommodate increases in the use of these web sites;

•	we will have uninterrupted access to the Internet;

•	our users will be able to reach these web sites;

•	communications via these web sites will be secure;

•	we or our suppliers' network will be able to timely achieve or maintain a sufficiently high capacity of data transmission, especially if the customer usage of these web sites increases.

Any disruption in the Internet access to our web sites or any systems failures could significantly reduce consumer demand for our services, diminish the level of traffic to our web sites, impair our reputation and reduce our commerce and advertising revenues.

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

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which will prohibit us from engaging in a “business combination” with an “interested stockholder” for three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in a prescribed manner.  Generally, a "business combination" includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder.  Generally, an "interested stockholder" is a person who, together with affiliates and associates, owns (or within three years prior to the determination of interested stockholder status, did own) 15% or more of a corporation's voting stock. The existence of this provision would be expected to have an anti-takeover effect with respect to transactions not approved in advance by the Board of Directors, including discouraging attempts that might result in a premium over the market price for the shares of common stock held by stockholders.  Section 203 could adversely affect the ability of stockholders to benefit from certain transactions which are opposed by the Board or by stockholders owning 15% of our common stock, even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

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

We may be exposed to liability for content retrieved from our web sites.

We may be exposed to liability for content retrieved from our web sites.  Our exposure to liability from providing content on the Internet is currently uncertain.  Due to third party use of information and content downloaded from our web sites, we may be subject to claims relating to:

•	the content and publication of various materials based on defamation, libel, negligence, personal injury and other legal theories;

•	copyright, trademark or patent infringement and wrongful action due to the actions of third parties; and

•	other theories based on the nature and content of online materials made available through our web sites.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company’s financial statements also must attest to and report on the effectiveness of the Company’s internal control over financial reporting as well as the operating effectiveness of the Company’s internal controls.  We have identified significant deficiencies and material weaknesses in our internal controls that we have taken steps to remediate these weaknesses as cost-effectively as possible.  Based on these significant deficiencies and material weaknesses, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

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

The market for Internet products and services is very competitive.  Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software.  We currently or potentially compete with a variety of other companies depending on the type of merchandise and sales format offered to customers.  These competitors include:

•	other companies that manage celebrity web sites or that sell concert tour tickets online, such as Live Nation/Ticketmaster, Music Today, UltraStar, and FanAsylum;

•
a number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce, including Internet Shopping Network, AOL, and Shopping.com; and

•	a variety of other companies that offer merchandise similar to ours but through physical auctions and with which we compete for sources of supply.

We believe that the principal competitive factors affecting our market are the ability to engage celebrities, musical artists, businesses in the entertainment industry with name brands, and sports figures, the tour activities of our musical artists, and ability to attract customers at favorable customer acquisition costs, operate the web sites in an uninterrupted manner and with acceptable speed, provide effective customer service and obtain merchandise at satisfactory prices.  We cannot offer any assurances that we can maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, customer support, technical and other resources.

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

We provide a full line of services for musical artists, celebrities and athletes, as well as other entities with name brands, including sales of merchandise, online ticketing and fan experiences, and a fan web site.  Our success depends in part on the level of popularity of a particular artist, the depth of the fan base, and the continued popularity of the artist.  The Company can be adversely affected, and incur substantial loss of revenue, if an entire tour, or one or more shows within a tour, is terminated due to lack of interest, illness, death, or for any other reason.  In the event that a show or tour is cancelled or postponed, the Company may incur losses for that show, or fail to recoup any advance monies paid to the artist.  In addition, we may not be able to obtain sufficient insurance coverage at reasonable costs to adequately protect us against the death, disability or other failure of such artists to continue engaging in revenue-generating activities under those arrangements.

Any inability to fund the significant up-front cash requirements associated with our touring business could result in the loss of key tours.

To secure a tour, including global tours by major artists, or to establish a relationship, we are often required to advance funds to the artist or celebrity prior to the sale of any tickets for that tour.  If we do not have sufficient cash on hand or capacity under any credit or cash to advance the necessary funds for any given tour, we would not be able to secure the artist and our revenue would be negatively impacted.

The live entertainment business is highly sensitive to public tastes and dependent on our ability to secure popular artists and other live entertainment events, and we may be unable to anticipate or respond to changes in consumer preferences, which may result in decreased demand for our services.

Our ability to generate revenue from our entertainment operations is highly sensitive to rapidly changing public tastes and dependent on the availability of popular artists, brands and events.  Our success depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them.  Since we rely on unrelated parties to create and perform live entertainment content, such as concerts, musical performances, or appearances, any unwillingness to tour or lack of availability of popular artists, could limit our ability to generate revenue.  In particular, there are a limited number of artists that can headline a major North American or global tour or who can sell out larger venues.  If those key artists do not continue to tour, or if we are unable to secure the rights to their future tours, then our business would be adversely affected.

In addition, we often agree to pay an artist an upfront recoupable advance for artist or celebrity appearances, VIP programs, and merchandise, prior to our receiving any operating income.  We may agree to advance funds for the artist to record an album, or to pre-fund other artist or brand ventures, agree to recoup the advance based on future sales.  Therefore, if the public is not receptive to the tour, merchandise, album, or other venture, we may incur a loss depending on the amount of any advance or incurred costs relative to any revenue earned.  We may not have cancellation insurance policies in place to cover our losses if a performer cancels a tour.  Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our operating results and profitability.

We may be adversely affected by the deterioration in economic conditions, which could affect consumer and corporate spending and our ability to raise capital, and, therefore, significantly adversely impact our operating results.

A decline in attendance at or reduction in the number of live entertainment events may have an adverse effect on our revenue and operating income.  The impact of slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorship opportunities and our ability to generate revenue.  The risks associated with our businesses may become more acute in periods of slowing economy or recession, which may be accompanied by a decrease in attendance at live entertainment events.  Instability in the financial markets as a result of recession or otherwise, as well as insufficient financial sector liquidity, also could affect the cost of capital and energy suppliers and our ability to raise capital.

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

As the online commerce market continues to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions.  For example, in early 2010, Live Nation merged with Ticketmaster.  The effects that any completed and pending acquisitions and strategic plans may have on us cannot be predicted with accuracy, but some of these companies that maintain divisions that compete with us are aligned with companies that are larger or better established than us.  Even though some of the competitive services offered by these companies may comprise a small amount of their business, their potential access to greater financial, marketing and technical resources would put them in a stronger competitive position as compared to our Company.  In addition, these companies include television broadcasters with access to unique content and substantial marketing resources that may not be available to our Company.

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

Our Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to, or commerce on, the Internet.  Today there are relatively few laws specifically directed towards online services, other than to protect user privacy or children.  However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, fraud, taxation, advertising, intellectual property rights and information security.  Compliance with additional regulation could hinder our growth or prove to be prohibitively expensive.

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

The market price of the shares of our common stock has been, and is likely to be, highly volatile.  During the 12 months prior to December 31, 2009, our stock price as traded on the OTC Bulletin Board has ranged from a high of $.60 per share to a low of $.08 per share.  The variance in our share price makes it extremely difficult to forecast with any certainty the stock price at which you may be able to buy or sell your shares of our common stock.  The market price for our stock could be subject to wide fluctuations in response to factors that are out of our control such as:

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

The trading prices of many technology companies' stock have experienced extreme price and volume fluctuations.  These fluctuations often have been unrelated or disproportionate to the operating performance of these companies.  These broad market factors may adversely affect the market price of our common stock.  These market fluctuations, as well as general economic, political and market conditions such as recessions or interest rate fluctuations, may adversely affect the market price of our common stock.  Any negative change in the public’s perception of the prospects of Internet or e-commerce companies could depress our stock price regardless of our results.

We have issued options, warrants and convertible notes that have had and will have a dilutive effect on our shareholders.

We have issued numerous options, and convertible securities to acquire our common stock that have had a dilutive effect on our shareholders.  We depend on our ability to issue stock and options to conserve cash.   We compensate a number of employees and consultants through stock options grants under the Company’s 2001 Non-Qualified Stock Option Plan.  One hundred ten million shares were registered under that plan since its inception in 2001.  Typically, shares are immediately exercised by the employee or consultant.  In 2009, employees received options for 1,098,272 shares equal to $282,001 in compensation, and consultants and professionals received 14,203,311 shares equal to $2,179,821 in compensation.  Dilution is more substantial when our stock price is low.

We may have difficulty obtaining additional financing as a result of the significant number of shares that have been issued upon conversion of the convertible notes.

The significant number of shares issued upon conversion of our convertible notes may make it difficult to obtain additional financing.  Due to the significant number of shares of our common stock which resulted from conversion of our convertible notes, among other things, new investors may either decline to make an investment in our Company due to the large number of shares outstanding, which number is over 260 million.  If we are required to provide similar terms to obtain required financing in the future, the potential adverse effect of these existing financings could be perpetuated and significantly increased.  In addition, sales of substantial amounts of our common stock in the public market pursuant to Rule 144, upon exercise or conversion of derivative securities or otherwise, or even the potential for these sales, could also affect our ability to raise capital through the sale of equity securities.

Present management may control the election of our directors and all other matters submitted to the stockholders for approval.

Our executive officers and directors, in the aggregate, beneficially own approximately 10% of our outstanding common stock (if we include options that they hold and can exercise), and two other stockholder groups own approximately 16% of our outstanding common stock.  As a result, by joining forces with each other and the holders of approximately 24% of our outstanding common stock, they may be able to exercise control over all matters submitted to our stockholders for approval.  Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of our common stock.

“Penny stock” regulations may impose certain restrictions on marketability of securities.

The SEC adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock may be subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser's prior written consent to the transaction.

Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability to sell our common stock in the secondary market.

The market for our Company’s securities is limited and may not provide adequate liquidity.

Our common stock is currently traded on the OTC Bulletin Board (“OTCBB”), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.  As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange.  There is a limited number of active market makers of our common stock.  In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction.  In the twelve months prior to December 31, 2009, the actual daily trading volume ranged from a low of 30,000 shares of common stock to a high of over 3.2 million shares of common stock with 46 days exceeding a trading volume over 1,000,000.  On many days, the trading volume is limited.  Selling our shares can be more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited.  These factors result in a limited trading market for our common stock and therefore holders of our Company’s stock may be unable to sell shares purchased should they desire to do so.

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

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.001 per share, is presently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol, "PAYD".

The following table sets forth the high and low bid information for our common stock as reported by OTCBB for the eight quarters ended December 31, 2009.  The quotations from the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

2009	High	Low
Quarter ended March 31, 2009	$.23	$.08
Quarter ended June 30, 2009	$.42	$.10
Quarter ended September 30, 2009	$.549	$.305
Quarter ended December 31, 2009	$.6025	$.28
2008	High	Low
Quarter ended March 31, 2008	$.59	$.21
Quarter ended June 30, 2008	$.31	$.184
Quarter ended September 30, 2008	$.28	$.191
Quarter ended December 31, 2008	$.23	$.10

As of March 1, 2010, there were approximately 1,689 holders of record of our common stock.  Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

We have not previously paid cash dividends on our common stock, and intend to utilize current resources to operate the business; thus, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

Equity Compensation Plan Information

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	25,250,000	$.115	3,000,000
Equity Compensation Plans Not Approved by Security Holders	2,023,612	$.001	2,090,390
Total	27,273,612	$.107	5,090,390

Refer to Note 7, Notes to Financial Statements for the Years ended December 31, 2009, 2008 and 2007 incorporated by reference herein from Part II, Item 8, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

We compensate a number of employees and consultants through stock option grants under the Company’s 2001 Non-Qualified Stock Option Plan.  One hundred ten million shares were registered under that plan since its inception in 2001.  Typically, shares are immediately exercised by the employee or consultant.  In 2009, employees received options for 1,098,272 shares equal to $282,001 in compensation, and consultants and professionals received 14,203,311 shares equal to $2,179,821 in compensation.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Performance Graph

The following graph compares the annual percentage change in our cumulative total stockholder return on our common stock during the period commencing on December 31, 2004 and ending on December 31, 2009 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between our share price at the end and the beginning of the measurement period; by (B) our share price at the beginning of the measurement period) with the cumulative total return of the Nasdaq Stock Exchange Composite Index and two peer issuers, Live Nation, Inc. (NYSE: LYV) and Collectors Universe (NASDAQ: CLCT) during such period.  We have not paid any dividends on our common stock, and we do not include dividends in the representation of our performance. The stock price performance on the graph below does not necessarily indicate future price performance.

Source:  www.dailyfinance.com

Company/Index	2004	2005	2006	2007	2008	2009

Paid, Inc.	$100	$67	$127	$142	$69	$171

Nasdaq Stock Exchange Composite Index	$100	$101	$111	$122	$85	$123

Collectors Universe, Inc. (NASDAQ: CLCT)	$100	$79	$66	$60	$14	$46

Live Nation, Inc. (NYSE: LYV)	--	$100	$171	$111	$44	$65

Item 6. Selected Financial Data

The following table summarizes our financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements appearing elsewhere in this annual report. The selected statements of operations data for the fiscal years ended December 31, 2009, 2008 and 2007, and the selected balance sheet data as of December 31, 2009 and 2008 are derived from the audited financial statements, which are included elsewhere in this document. The selected statements of operations data for the years ended December 31, 2006 and 2005, and the balance sheet data at December 31, 2007, 2006 and 2005 are derived from our audited financial statements not included in this document.  Historical results are not necessarily indicative of the results to be expected in future periods.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Revenue	$4,725,962	$2,181,236	$3,383,294	$8,048,854	$4,920,123
Cost of revenues	3,069,701	1,410,402	1,965,619	5,556,635	3,562,073
Gross profit	1,656,261	770,834	1,417,675	2,492,219	1,358,050
Operating expenses:
Salary, general and administrative expenses	4,770,132	4,555,504	3,650,646	3,665,846	4,016,219
Web site development costs	448,465	466,499	423,308	519,096	545,171
Total operating expenses	5,218,597	5,022,003	4,073,954	4,184,942	4,561,390
Loss from operations	(3,562,336)	(4,251,169)	(2,656,279)	(1,692,723)	(3,203,340)
Other income (expense), net	78,018	(483,199)	(67,804)	(11,385)	(294,822)
Loss before income taxes	(3,484,318)	(4,734,368)	(2,724,083)	(1,704,108)	(3,498,162)
Provision for income taxes	—	—	—	—	—
Net loss	(3,484,318)	(4,734,368)	(2,724,083)	(1,704,108)	(3,498,162)
Loss per share	$(.01)	$(0.02)	$(0.01)	$(0.01)	$(0.02)
Weighted Average Shares	260,711,253	240,469,844	226,679,082	210,364,212	184,008,727

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Total current assets	$2,933,640	$1,572,684	$1,685,415	$1,477,269	$3,639,414
Property and equipment, net	40,517	30,967	74,338	191,518	256,244
Other intangible assets, net	8,948	9,888	10,828	11,768	33,290
Total assets	2,983,105	1,613,539	1,770,581	1,680,555	3,928,948
Total current liabilities	942,819	1,014,222	762,252	1,409,433	3,787,695
Long term liabilities	—	—	—	—	1,150,000
Total shareholders’ equity (deficit)	2,040,286	599,317	1,008,329	271,122	(1,008,747)
Total liabilities and shareholders’ equity	2,983,105	1,613,539	1,770,581	1,680,555	3,928,948

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

Although forward-looking statements in this annual report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors.”

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

Overview

Our primary focus is to provide businesses and clients with brand management, brand marketing, product merchandising, website design, development, and hosting and authentication services for the entertainment, sports and collectible industries.  We offer businesses, entertainers, and celebrity athletes comprehensive web-presence related services supporting and managing clients' official websites and fan-community services including VIP ticketing, live event fan experiences, e-commerce, user generated content, client content publishing and distribution, fan forums, social network management and social media marketing. We also provide business management tools for online retailers, through AuctionInc, which utilizes our patented shipping calculator and automated auction checkout and order processing system.  Operations are directly affected by the number and type of clients that we provide services to.  Performing artists that tour have the potential to generate larger amounts of revenue than clients that do not and the revenue potential of celebrity athletes is dependent upon their performance.

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

Inventories: Inventories are stated at the lower of average cost or market on a first-in, first-out method. On a periodic basis we review inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, we establish reserves based upon management's experience and assessment of current product demand. The Company's inventories are comprised of merchandise and collectibles that relate to performing artists and athletes and valuation of it is more subjective than with more standard inventories. General economic conditions, tour schedules of performing artists, and the reputation of the performing artists/athletes, might make sale or disposition of these inventories more or less difficult. Any increases in the reserves would cause a decline in profitability, since such increases are recorded as charges against operations.  In addition, to the extent that inventories that are sold had been overly reserved in a prior period, the Company would recognize an increase in earnings, since the carrying cost of the related merchandise had been reduced.

Results of Operations

Year ended December 31, 2009 to year ended December 31, 2008

The following discussion compares the Company's results of operations for the year ended December 31, 2009 with those for the year ended December 31, 2008.  The Company's financial statements and notes thereto included elsewhere in this annual report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues. For the year ended December 31, 2009, revenues were $4,726,000, 97% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists, while 3% was related the sales of Company own product and other revenues. Management anticipates increases from fan club memberships, merchandise, and fan experiences from tours, products and services related to several other performing artists during 2010. Performing artists typically do not announce tour plans until two to four months in advance of the first show. Several performing artists represented by the Company have announced tours that are scheduled to begin during 2010.

In 2009 revenues increased approximately $2,545,000 or 117% from 2008, when revenues were $2,181,000.  For the year ended December 31, 2008, fan club membership and related merchandise sales revenues were $1,979,000, 91% of gross revenues, sales of the Company's product were $164,000 or 7% of gross revenues, and other revenues were $38,000, or less than 2% of gross revenues.

The main reasons for the increase in revenues was a $2,622,000 increase related to the fan club memberships and tours of performing artists, offset by lower sales of Company owned product of $43,000. Revenues related to tours of performing artists are dependent upon tour schedules, the popularity of the artist(s) on tour, and whether the tour(s) are domestic or international. Fan experience packages marketed for certain artists include a ticket of admission, while for others they do not.  While there was an increase in the number of artists represented by the Company in 2009, there were no artists on tour until the middle of June. Gross profit from celebrity services in 2009 and 2008 was $2,187,000 and $1,222,000, respectively.

Operating Expenses. Total operating expenses for the year ended December 31, 2009 were $5,219,000 compared to $5,022,000 in 2008, an increase of $197,000 or 4%.

Sales, general and administrative ("SG&A") expenses for the year ended December 31, 2009 were $4,770,000, compared to $4,556,000 for the year ended December 31, 2008. The increase of $215,000 in SG&A costs includes increases in payroll and related costs of $81,000, tour expenses of $42,000, shipping related costs of $121,000, and credit card processing fees of $163,000.  These increases were offset by decreases in professional fees of $112,000, and other SG&A related costs of $78,000.  The increase in shipping related costs and credit card processing fees is directly attributed to higher levels of touring activity and an increase in online merchandise sales of performing artists.

Costs associated with planning, maintaining and operating our web sites for the year ended December 31, 2009 decreased by $18,000 from 2008. This decrease is due primarily to a decrease in depreciation of $46,000 offset by an increase in the costs associated with the maintenance of our datacenter.

Interest Expense. For the year ended December 31, 2009, the Company incurred approximately $2,000 of interest charges compared to interest charges of $484,000 in 2008, a decrease of $482,000. This decrease is attributable to the discount related to restricted stock granted in settlement of notes payable and amortization of the fair value of warrants issued in connection with short term debt in 2008 that did not recur in 2009.

Net Loss. The Company realized a net loss for the year ended December 31, 2009 of $3,484,000 compared to a net loss of $4,734,000 for the year ended December 31, 2008. The 2009 loss represents $.01 per share while the loss for 2008 represents $.02 per share.

Inflation. The Company believes that inflation has not had a material effect on its results of operations.

Year ended December 31, 2008 to year ended December 31, 2007

The following discussion compares the Company's results of operations for the year ended December 31, 2008 with those for the year ended December 31, 2007.  The Company's financial statements and notes thereto included elsewhere in this annual report contain detailed  information that should be referred to in conjunction with the following discussion.

Revenues. For the year ended December 31, 2008, revenues were $2,181,000, 91% of which was attributable to sales of fan club memberships, merchandise, and fan experiences related to tours of performing artists. Sales of the Company's own product and fees from buyers and sellers represented 8% of revenues. Gross sales of the Company's own product were $164,000. Fan experience, fan club membership and related merchandise sales revenues were $1,979,000. Other revenues were $38,000, less than 2% of gross revenues, during the year ended December 31, 2008.

The Company's 2008 revenues represent a decrease of approximately $1,202,000 or 36%, from 2007, when revenues were $3,383,000. For the year ended December 31, 2007, sales of the Company's product were $175,000 or 5% of gross sales, fan club membership and related merchandise sales revenues were $3,145,000, 93% of gross revenues, sports marketing revenues were $36,000, or 1% of gross revenues, and other revenues were $27,000, or less than 1% of gross revenues.

The main reasons for the decrease in revenues was a $1,167,000 decrease related to the tours of performing artists, lower revenues related to sports marketing services of $36,000 and lower sales of Company owned product of $10,000 from the same period in 2007. Revenues related tours of performing artists are dependent upon tour schedules, the popularity of the artist(s) on tour, and whether the tour(s) are domestic or international. During 2008, while there was an increase in the number of artists represented by the Company, the concerts held were at smaller venues, resulting in lower attendance. Gross Profit from celebrity services for the years ended December 31, 2008 and 2007 was approximately $1,122,000 and $1,484,000 respectively. Gross profit (loss) from Company owned product sales for the year ended December 31, 2008 was approximately ($98,000), $192,000 less than in 2007.  This decrease in gross profit is attributable to an addition to the inventory reserve of $150,000 during 2008.

Operating Expenses. Total operating expenses for the year ended December 31, 2008 were $5,022,000 compared to $4,074,000 in 2007, an increase of $948,000.

SG&A expenses for the year ended December 31, 2008 were $4,556,000, compared to $3,651,000 for the year ended December 31, 2007. The increase of $905,000 in SG&A costs includes increases in payroll and related costs of $89,000, option compensation of $453,000, professional fees of $394,000, and other expenses of $131,000, offset by decreases in travel of $57,000, shipping and postage of $14,000, and credit card processing fees of $58,000. The credit card processing fees and postage and shipping decreases are principally attributable to lower levels of tours of performing artists. The increase in professional fees is attributable to new business development costs and those associated with Sarbanes-Oxley compliance testing.

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

Assets

At December 31, 2009, total assets of the Company were $2,983,000 compared to $1,614,000 at December 31, 2008.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash used in operating activities for the years ended December 31 is as follows:

	2009	2008	2007
Net loss	$(3,484,300)	$(4,734,400)	$(2,724,100)
Depreciation and amortization	18,300	71,000	129,100
Inventory reserve	112,500	150,000	--
Share based compensation	453,000	453,000	--
Amortization of debt discount	--	61,100	--
Fair value of stock options awarded in payment of outside services and compensation	2,837,800	2,159,800	1,735,000
Interest charge on discounted stock issuance	--	371,800	75,000
Services provided in consideration of payment of stock subscription receivable	50,000	--	--
Net current assets and liabilities associated with advance ticketing	71,100	--	--
Changes in current assets and liabilities	(571,200)	72,300	(379,500)

Net cash used in operating activities	$(512,800)	$(1,395,400)	$(1,164,500)

Working Capital and Liquidity

The Company had cash and cash equivalents of $730,400 at December 31, 2009, compared to $107,000 at December 31, 2008. The Company had $1,991,000 of working capital at December 31, 2009 compared to $558,000 at December 31, 2008.  At December 31, 2009 current assets were $2,934,000 compared to $1,573,000 at December 31, 2008.  The increase in current assets is related to increases in cash and cash equivalents of $623,000 and accounts receivable of $621,000.  Both of these increases are attributable to concerts canceled during the third quarter of 2009.  Related accounts receivable totaling $115,000 were collected early in 2010.  At December 31, 2009 current liabilities were $943,000 compared to $1,014,000 at December 31, 2008. Current liabilities decreased at December 31, 2009 compared to December 31, 2008 primarily due to a decrease in accounts payable and accrued expenses of $142,000, offset by an increase in deferred revenues of $71,000.

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's financial statements for the year ended December 31, 2009. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits in 2010 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months.  These resources include cash on hand, accounts receivable, and management's continued exploration of opportunities to monetize its patent.  However, there can be no assurance that anticipated touring activity will occur, and that the Company will be successful in monetizing its patent. Management continues to seek alternative sources of capital to support operations.

In addition, our success in providing services and merchandise depends upon the popularity of the musical artists, celebrity, athlete and other entities that we currently, or may in the future, serve.    The Company can also be adversely affected, and suffer substantial loss of revenue, if an entire tour, or one or more shows within a tour, is terminated due to lack of interest, illness, death or any other reason.

Contractual Obligations and Other Commercial Commitments

The table below summarizes our gross contractual obligations and other commercial commitments as of December 31, 2009. We did not have any contractual obligations (long term debt obligations, capital lease obligations, purchase obligations, or other long-term liabilities) other than our operating lease.

	Payments Due by Period
Contractual Obligations	2010	2011	2012	2013 and Thereafter	Total

Operating lease	69,600	69,600	0	0	139,200
Total contractual obligations	$$69,600	$69,600	$0	$$0	$$139,200

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

Item 8.  Financial Statements and Supplementary Data

The financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page F-1.

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

As described in our accompanying Management’s Report on Internal Control over Financial Reporting, we have identified five remaining material weaknesses in internal control over financial reporting.  Because of these remaining material weaknesses, we concluded that, as of December 31, 2009, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

We intend to implement procedures and controls in 2010 to take further steps to remediate the material weaknesses at the entity and activity levels, and to review further our procedures and controls. In addition, we will continue to make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

Prior to the complete remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls—even where we conclude the controls are operating effectively—can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

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

Our internal control over financial reporting includes those policies and procedures that:  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2009 based on criteria established under the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment.  Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2009 due to the following:

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

•
Management is now formally meeting to discuss our filings and the discussions are being documented for future reference. During these discussions, the auditors, legal or accounting may be presenting to the Company various information which may be of material importance to our financial reporting and internal controls.

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

Although significant steps have been taken in this area, many of the changes made to our entity level controls were implemented late in 2008, with no significant steps made in 2009.  In addition, further work is required to develop appropriate controls in some aspects of entity level control to provide reasonable assurance that controls are designed in the most effective and efficient manner possible.  While we believe these changes will be effective at mitigating risk of material error, there continues to be additional work required for us to conclude that all three of these control areas are operating effectively.  As noted in the Management’s Report on Internal Control over Financial Reporting, we consider each of these control areas within the entity level control to constitute a material weakness.

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

Steps taken towards Remediation of Revenue Recognition:

•
Most revenue transactions are online credit card payments from products placed for sale on various clients’ web sites. The pricing for the products listed is reviewed and approved by management and documented on purchase orders that are reviewed by each department manager.

•
Each week client managers receive a document outlining the revenues from all clients with strategic information enabling them to prepare a plan and goal for future weeks. Management reviews the document and works with client managers to hit incremental milestones or forecast.

•	All web sales are reconciled across the Company’s multiple revenue and accounting systems comparing for any discrepancies.

•
Improved systems and procedures reconciling offsite revenue nightly. This process reconciles individual revenues directly back to individual general ledger accounts. There is a clear segregation of duties throughout the process minimizing risk of fraud and requiring more individuals to be accountable at different times.

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

•	Policies have been implemented that require all purchases and inventory maintenance to be reviewed by management to authorize pricing, sales and promotional events through client web sites.

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

Although significant steps have been taken in this area, many of the changes made to our activity level controls were implemented late in 2008, with no significant steps made in 2009.  In addition, further work is required to develop appropriate controls in some aspects of activity level control to provide reasonable assurance that controls are designed in the most effective and efficient manner possible.  Therefore, while we believe these changes are effective at mitigating risk of material error, there continues to be additional work required for us to conclude that both of these control areas are operating effectively.  Therefore, as noted in the Management’s Report on Internal Control over Financial Reporting, we consider each of these control areas within the activity level control to constitute a material weakness.

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

Our independent registered public accounting firm has issued its report on the Company’s internal control over financial reporting as of December 31, 2009.  This report appears below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Paid, Inc.
Worcester, Massachusetts

We have audited Paid, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As described in Managements’ Annual Report on Internal Control over Financial Reporting, management has concluded that the Company did not maintain effective control over financial reporting as of December 31, 2009 due to pervasive control deficiencies and material weaknesses. The existence of pervasive control deficiencies and material weaknesses impair the effectiveness of other controls by rendering their design ineffective or by keeping them from operating effectively. As stated in management’s report, the pervasive deficiencies identified include both entity and activity level controls and consisted of (1) ineffective corporate governance, (2) an ineffective control environment, (3) the lack of any procedural and control documentation, (4) a pervasive lack of segregation of duties without appropriate alternative controls and, (5) the lack of information technology controls and documentation. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements. This report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Bard (United States), the balance sheets and the related statements of operations, cash flows and stockholders equity of the Company as of and for the year ended December 31, 2009. Our report dated March 12, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

/s/ CCR LLP
Westborough, MA
March 12, 2010

b)	Changes in Internal Control Over Financial Reporting

As discussed in the Managements' Annual Report on Internal Control over Financial Reporting, the Company made a number of changes to improve its internal controls over financial reporting late in 2008.  Although significant steps were taken late in 2008, no additional changes were made in 2009. Therefore, while we believe they are effective at mitigating risk of material error, there has been insufficient time for us to conclude that they are operating effectively.

Item 9A(T).  Controls and Procedures

Not applicable.

Item 9B.   Other Information

Not applicable.

PART III

Item  10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of Paid, Inc.:

Name	Age	Position
Gregory Rotman*	44	Director, Chief Executive Officer & President
Richard Rotman*	39	Director, Chief Financial Officer, Vice President, Treasurer & Secretary
Andrew Pilaro	40	Director
______________ *Gregory Rotman and Richard Rotman are brothers.

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

Andrew Pilaro has served as a Director of Paid, Inc. since September 2000.  Since August, 1996, he has served as the Assistant to the Chairman of CAP Advisors Limited, an investment management company, with responsibility for asset management, and he currently serves as Chairman.

The Company has not made any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Other Significant Persons

Keith Garde, age 56, is President of the celebrity services group.  Mr. Garde has more than 25 years of management and production experience in the entertainment industry.   In 1995, Mr. Garde founded PKA Management, a Boston-based firm that manages national talent, manages video production and provides consulting services.  Mr. Garde was one of the early pioneers in leveraging the Internet for entertainment entities, utilizing it for the digital distribution of artists' content and intellectual property.   Mr. Garde has collaborated on special projects for MTV, VH1, A&E, ESPN, NFL, Disney, Paramount Pictures, Daimler-Chrysler, multiple record labels and many other major corporations and artists.   He also serves as special projects manager for the artist Aerosmith.

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

Audit Committee Report

The Audit Committee reviewed and discussed our audited financial statements for the year ended December 31, 2009 with our management.  The Audit Committee also reviewed and discussed our audited financial statements and the matters required to be discussed by Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU section 380) with CCR LLP, our independent registered public accounting firm. The Audit Committee received from CCR LLP the written disclosures and letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Any waiver of the code of business conduct and ethics for directors or executive officers, or any amendment to the code that applies to directors or executive officers, may only be made by the board of directors.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our web site, at the address and location specified above.  To date, no such waivers have been requested or granted.

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

In addition, our executives receive the same health, disability and insurance benefits as all other full time employees.

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

Elements of Compensation

Base Salary

Our Board establishes base salary compensation for our executive officers at a rate that the Board considers low in order to conserve limited cash resources. In establishing base salaries for the fiscal year ended December 31, 2009, our Board considered historical salaries paid to executive officers.  Increases are not pre-set and, if made, would take into account the executive’s performance, responsibilities of the position, and experience.  The salaries for the Company’s two named executive officers have not changed for the three year period ended on December 31, 2009.  The Company believes it is difficult to distinguish the efforts of the two named executive officers, and that a difference in salary between them would not be beneficial to morale, as both executives devote all of their energies to the Company.  The Board does not believe that a sufficient peer group exists to appropriately compare the base salaries against other companies, but believes that the salaries paid are competitive with or substantially lower than other comparable entities.

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

Benchmarking and Consultants

Our Board reviews the history of all the elements of each executive officer’s total compensation over the past several years.  The Board may choose to compare the compensation of the executive officers with that of the executive officers in an appropriate market comparison group comprised of smaller public entities. The Board does not believe that a sufficient peer group exists to appropriately compare the base salaries against other companies, but believes that the salaries paid are competitive with or substantially lower than other comparable entities

Other Employees

We compensate a number of non-executive employees and consultants through stock option grants under the Company’s 2001 Non-Qualified Stock Option Plan.  One hundred ten million shares were registered under that plan since its inception in 2001.  Typically, shares are immediately exercised by the employee or consultant.  In 2009, employees received options for 1,098,272 shares equal to $282,001 in compensation, and consultants and professionals received 14,203,311 shares equal to $2,179,821 in compensation.

Compensation to the Named Executive Officers

During fiscal year 2009, both of our named executive officers were accrued a salary of $100,000.  While we did not research comparable salaries with a peer group, we believe that these salaries are either competitive with or substantially lower than salaries of similarly situated executive officers.  To the extent that either executive received cash compensation higher than $100,000 in a given year, the increase was due to payment of accrued salary from a prior year. If less than $100,000, the executive and the Company made the decision to conserve cash and thus accrue the required cash payment.

Both named executives have served in their roles since February 1999.  Over the past 10 years, the two executives received two stock option grants which vested over time.  The first grant was made under the Company’s 2002 Stock Option Plan on October 11, 2002.  Both executives were granted options to purchase 10,000,000 shares of common stock at an exercise price of $.041, pursuant to the following vesting schedule:  options to purchase 4,000,000 shares of common stock vested on April 11, 2003; options to purchase 3,000,000 shares of common stock vested on October 11, 2003, and options to purchase 3,000,000 shares vested on October 11, 2004.  During 2009, neither Gregory Rotman nor Richard Rotman exercised options any options to purchase shares.  Under the Company’s 2002 Stock Option Plan, on January 10, 2008, each named executive received an additional grant of 2,500,000 shares of common stock at $.415 per share, which vest on January 10, 2012.

The following table sets forth the compensation of the Company's chief executive officer, the chief financial officer, and each officer whose total cash compensation exceeded $100,000, for the last three fiscal years ended December 31, 2009, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary (1)	Option Awards ($)		Total
Gregory Rotman	2009	$100,000	$0		$100,000
President and Chief Executive	2008	$100,000	$226,862	(2)	$326,862
Officer (PEO)	2007	$100,000	$0		$100,000

Richard Rotman	2009	$100,000	$0		$100,000
Chief Financial Officer, Vice	2008	$100,000	$226,862	(2)	$326,862
President, Treasurer and	2007	$100,000	$0		$100,000
Secretary (PFO)
(1)  In 2009, 2008, and 2007, for each of Gregory Rotman and Richard Rotman, the executive earned $100,000, although payment may have been accrued and paid in a later pay period.

(2)  On January 10, 2008, each of Gregory Rotman and Richard Rotman received stock received options to purchase 2,500,000 shares of common stock at an exercise price of $.415 per share.  The options vest four years after the date of grant.

The Company did not make any equity awards or grants to either of the named executive officers in 2009.

The following tables set forth certain information related to outstanding equity awards as of December 31, 2009 for Gregory Rotman and Richard Rotman.  Other than the option awards described in the table below, no other equity or stock awards were made.  During 2009, Gregory Rotman and Richard Rotman did not exercise options or receive vested options or other equity awards.

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

None of the Company's directors, including both named executive officers, received any separate compensation from the Company for serving as directors in 2009.  However, on October 11, 2002, Andrew Pilaro received options to purchase 2,000,000 shares of common stock at an exercise price of $.041, pursuant to the 2002 Stock Option Plan, subject to the following vesting schedule:  options to purchase 800,000 shares of common stock vested immediately; options to purchase an additional 600,000 shares of common stock vested on October 11, 2003, and options to purchase 600,000 shares of common stock vested on October 11, 2004.  These options have not been exercised and expire on October 11, 2012.

Compensation Committee Interlocks and Insider Participation

The Company has no separate compensation committee.  Each of Gregory Rotman, Richard Rotman and Andrew Pilaro, and no other current or former officer or director, participated in deliberations of the Board of Directors concerning executive officer compensation.  For the fiscal year ended December 31, 2009, (i) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; (ii) no executive officer of the Company served as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; and (iii) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

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
Andrew Pilaro
Gregory Rotman
Richard Rotman

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 1, 2010 of each of our directors and executive officers, and all of our directors and executive officers as a group.

Name of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Class (4)
Gregory Rotman	12,130,299 (1)	4.26%
Richard Rotman	15,903,294 (2)	5.58%
Andrew Pilaro	2,068,700 (3)	.73%

All directors and executive officers as a group (3 individuals)	30,102,293	10.56%

(1)  Includes options to purchase 8,250,000 shares of the Company’s common stock at an exercise price of $.041, granted on October 11, 2002.  Excluded are options to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $.415, granted on January 10, 2008, which vest on January 10, 2012, as such options are not exercisable within 60 days, and thus, are not beneficially owned.

(2)  Includes options to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $.041, granted on October 11, 2002.  Excluded are options to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $.415, granted on January 10, 2008, which vest on January 10, 2012, as such options are not exercisable within 60days, and thus, are not beneficially owned.

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

Name and Address of	Amount and Nature of	Percent of
Beneficial Owner (1)	Beneficial Ownership	Class

Lewis Asset Management, Corp. Lewis Opportunity Fund, L.P. LAM Opportunity Fund, Ltd. 500 5th Avenue, Suite 2240 New York, NY 10010	31,309,208	10.98%

Augustine Fund, L.P. 141 W. Jackson Blvd., Suite 2182 Chicago, IL 60604	15,795,148	5.54%

The information regarding the Company’s “Equity Compensation Plan Information” is incorporated herein by reference in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions. and Director Independence

The Company did not engage in any transaction in 2008 or 2009, and does not currently propose any transaction, in which the Company was is a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Our board of directors currently consists of three members.  Our board of directors determined that one of the three directors, Andrew Pilaro, is independent under the standards of the “Nasdaq Global Market" pursuant to Nasdaq Listing Rule 5605.

Item 14.  Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by CCR LLP for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2009 and 2008, and the reviews of the quarterly financial statements included in the Company’s Forms 10-Q for fiscal years 2009 and 2008, were $98,925 and $54,800, respectively.

Audit Related Fees. There were no audit related fees for the past two fiscal years.  There were no fees billed to the Company by CCR LLP for the past two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

For a list of the financial information included herein, see “Index to Audited Financial Statements” on page F-1 of this Annual Report on Form 10-K.

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

PAID, INC.

By:	/s/ Gregory Rotman
Gregory Rotman, President
Date:	March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gregory Rotman

Gregory Rotman, President and Director (PEO)
Date: March 12, 2010

/s/ Richard Rotman

Richard Rotman, Vice President, Treasurer,
Secretary and Director (PFO)
Date: March 12, 2010

/s/ Andrew Pilaro

Andrew Pilaro, Director
Date: March 12, 2010

PAID, INC.
INDEX TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2009 and 2008	F-3

Statements of Operations

Years ended December 31, 2009, 2008 and 2007	F-4

Statement of Changes in Shareholders’ Equity

Years ended December 31, 2009, 2008 and 2007	F-5

Statements of Cash Flows

Years ended December 31, 2009, 2008 and 2007	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Paid, Inc.
Worcester, Massachusetts

We have audited the accompanying balance sheets of Paid, Inc. (the Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paid, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in Note 2 to the financial statements, the Company has suffered substantial net losses in recent years and has an accumulated deficit at December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also disclosed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ CCR LLP
Westborough, Massachusetts
March 12, 2010

PAID, INC.
BALANCE SHEETS
DECEMBER 31,

ASSETS	2009	2008

Current assets:
Cash and cash equivalents	$730,433	$106,948
Accounts receivable, net	622,145	1,425
Inventories, net	1,042,700	1,016,938
Prepaid expenses and other current assets	518,722	404,876
Due from employees	19,640	42,497

Total current assets	2,933,640	1,572,684

Property and equipment, net	40,517	30,967
Intangible asset, net	8,948	9,888

Total assets	$2,983,105	$1,613,539

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$159,716	$399,383
Accrued expenses	592,350	495,139
Deferred revenues	190,753	119,700

Total current liabilities	942,819	1,014,222

Commitments and contingencies (Note 10)	-	-

Shareholders' equity:
Common stock, $.001 par value, 350,000,000 shares authorized; 268,174,642 and 251,369,046 shares issued and outstanding at December 31, 2009 and 2008, respectively	268,175	251,369
Additional paid-in capital	41,370,985	36,392,504
Accumulated deficit	(39,528,874)	(36,044,556)
Stock subscription receivable	(70,000)	-

Total shareholders' equity	2,040,286	599,317

Total liabilities and shareholders' equity	$2,983,105	$1,613,539

See accompanying notes to financial statements

PAID, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

	2009	2008	2007

Revenues	4,725,962	2,181,236	3,383,294

Cost of revenues	3,069,701	1,410,402	1,965,619

Gross profit	1,656,261	770,834	1,417,675

Operating expenses:
Selling, general, and administrative expenses	4,770,132	4,555,504	3,650,646
Web site development costs	448,465	466,499	423,308

Total operating expenses	5,218,597	5,022,003	4,073,954

Loss from operations	(3,562,336)	(4,251,169)	(2,656,279)

Other income (expense):
Interest expense	(2,500)	(484,441)	(82,659)
Other income	80,518	1,242	14,855

Total other income (expense), net	78,018	(483,199)	(67,804)

Loss before income taxes	(3,484,318)	(4,734,368)	(2,724,083)

Provision for income taxes	-	-	-

Net (loss)	$(3,484,318)	$(4,734,368)	$(2,724,083)

Loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.01)

Weighted average shares - basic and diluted	260,711,253	240,469,844	226,679,082

See accompanying notes to financial statements

PAID, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

			Additional		Stock
	Common stock		Paid-in	Accumulated	subscription
	Shares	Amount	Capital	Deficit	receivable	Total

Balance, December 31, 2006	218,329,910	218,330	28,638,897	(28,586,105)	-	271,122

Issuance of common stock pursuant to exercise of stock options granted to employees for services	778,044	778	224,186	-	-	224,964

Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	6,663,479	6,663	1,503,347	-	-	1,510,010

Issuance of common stock	6,517,896	6,519	1,256,881	-	-	1,263,400

Options exercised	1,000,000	1,000	40,000	-	-	41,000

Common stock issued in connection with acquisition of assets of K-sports & Entertainment, LLC	100,000	100	31,900	-	-	32,000

Common stock issued in payment of notes payable	333,333	333	99,667	-	-	100,000

Common stock issued in payment of interest	194,155	194	58,052	-	-	58,246

Common stock issued in payment of accrued expenses	719,925	720	215,413	-	-	216,133

Proceeds from assignment of call options	-	-	15,537	-	-	15,537

Net loss	-	-	-	(2,724,083)	-	(2,724,083)

Balance, December 31, 2007	234,636,742	234,637	32,083,880	(31,310,188)	-	1,008,329

Issuance of common stock pursuant to exercise of stock options granted to employees for services	440,183	440	99,868	-		100,308

Intrinsic value of options granted to consultant for services	-	-	250,000	-		250,000

Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	8,106,079	8,106	1,801,409	-		1,809,515

Proceeds from assignment of call options	-	-	123,464	-		123,464

Options exercised	750,000	750	30,000	-		30,750

Issuance of warrants in conjunction with loans payable	-	-	61,112	-		61,112

Proceeds from extension of expiration date of warrants	-	-	10,000	-		10,000

Common stock issued in payment of notes payable	7,436,042	7,436	1,479,771	-		1,487,207

Share based compensation related to issuance of incentive stock options	-	-	453,000	-		453,000

Net loss	-	-	-	(4,734,368)	-	(4,734,368)

Balance, December 31, 2008	251,369,046	251,369	36,392,504	(36,044,556)	-	599,317

Issuance of common stock pursuant to exercise of stock options granted to employees for services	1,098,272	1,099	280,902	-	-	282,001

Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	8,880,400	8,880	2,472,543	-	-	2,481,423

Gross compensation related to stock options granted to consultant for services	-	-	74,398	-	-	74,398

Proceeds from assignment of call options	-	-	158,245	-	-	158,245

Issuance of common stock	4,826,924	4,827	1,341,393	-	-	1,346,220

Share based compensation related to issuance of incentive stock options	-	-	453,000	-	-	453,000

Exercise of warrants	2,000,000	2,000	198,000	-	(120,000)	80,000

Services received in consideration of payment of stock subscription receivable	-	-	-	-	50,000	50,000

Net loss	-	-	-	(3,484,318)	-	(3,484,318)

Balance, December 31, 2009	268,174,642	$268,175	$41,370,985	$(39,528,874)	$(70,000)	$2,040,286

See accompanying notes to financial statements

PAID, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008	2007
Operating activities:
Net loss	$(3,484,318)	$(4,734,368)	$(2,724,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,348	71,031	129,074
Bad Debt	-	-	26,622
Inventory reserve	112,527	150,000	-
Share based compensation	453,000	453,000	-
Amortization of debt discount	-	61,112	-
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	2,555,821	2,059,515	1,510,010
Fair value of stock options awarded to employees in payment of compensation	282,001	100,308	224,964
Services received in consideration of payment of stock subscription receivable	50,000	-	-
Issuance of common stock in payment of interest on
notes payable	-	15,405	-
Interest charge on discounted stock issuance	-	371,802	75,000
Changes in assets and liabilities:
Accounts receivable	(199,500)	(1,425)	8,109
Inventories	(138,289)	28,753	(14,328)
Prepaid expense and other current assets	(90,989)	(222,460)	(100,564)
Accounts payable	(239,667)	126,907	(123,781)
Accrued expenses	97,211	114,863	(285,021)
Deferred revenue	71,053	10,200	109,500

Net cash used in operating activities	(512,802)	(1,395,357)	(1,164,498)

Investing activities:
Property and equipment additions	(26,958)	(26,720)	(10,954)

Financing activities:
Net proceeds (repayments) of notes and loans payable	-	1,100,000	(18,000)
Proceeds from sale of warrants	80,000	10,000	-
Proceeds from assignment of call options	158,245	123,464	15,537
Proceeds from exercise of stock options	-	30,750	41,000
Proceeds from sale of common stock	925,000	-	1,263,400

Net cash provided by financing activities	1,163,245	1,264,214	1,301,937

Net increase (decrease)in cash and cash equivalents	623,485	(157,863)	126,485

Cash and cash equivalents, beginning	106,948	264,811	138,326

Cash and cash equivalents, ending	$730,433	$106,948	$264,811

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Income taxes	$-	$-	$-

Interest	$-	$40,000	$1,357

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Amounts due in connection with issuance of common stock	$421,220	$-	$-

Common stock issued in final payment of amounts due in connection with the 2004 acquistion of K-Sports and Entertainment, LLC	$-	$-	$32,000

Common stock issued in payment of notes payable	$-	$1,100,000	$80,000

Common stock issued in payment of accrued consignments and interest	$-	$-	$219,379

See accompanying notes to financial statements

PAID, INC.
DECEMBER 31, 2009, 2008 AND 2007
NOTES TO FINANCIAL STATEMENTS

Note 1. Organization

Paid, Inc. (the “Company”) provides businesses and clients with brand management, brand marketing, product merchandising, website design, development, and hosting and authentication services for the entertainment, sports and collectible industries.  We offer businesses, entertainers, and celebrity athletes comprehensive web-presence related services supporting and managing clients' official websites and fan-community services including VIP ticketing, live event fan experiences, e-commerce, user generated content, client content publishing and distribution, fan forums, social network management and social media marketing.

Note 2. Management's Plans

The Company has continued to incur significant losses. For the years ended December 31, 2009, 2008, and 2007 the Company reported losses of approximately $3,484,000, $4,734,000 and $2,724,000, respectively.  The Company has an accumulated deficit of $39,253,000 at December 31, 2009.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

To date the Company has met its cash needs from the proceeds of the sale of warrants, equity financing, and the assignment of the call options discussed in Note 7.

Management anticipates growth in revenues and gross profits in 2010 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients.  In addition, management continues to explore opportunities to monetize its patent.

Although there can be no assurances, the Company believes that the above anticipated additional revenues, and additional financing will be sufficient to meet the Company's working capital requirements through the end of 2010.

Note 3. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162" ("The Codification" or “ASC”).  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed the Company's references to U.S. GAAP accounting standards but did not impact the Company's financial statements.

In December 2007, the FASB issued revised guidance for the accounting for business combinations.  The revised guidance, which is now part of ASC 805, "Business Combinations," requires the fair value measurement of assets acquired, liabilities assumed, and any non-controlling interest in the acquire, at acquisition date with limited exceptions. ASC 805 is applicable to business combinations for acquisitions occurring after January 1, 2009.  Adoption of ASC 805 on January 1, 2009 did not have a material impact on our financial statements.

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

In April 2009, the FASB issued interpretive guidance for determining other-than-temporary impairments for debt securities. The interpretive guidance, which is now part of ASC 320, "Investments - Debt and Equity Securities", was adopted by the Company in 2009 with no material impact on our financial statements.

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments.  The new guidance, which is now part of ASC 825, "Financial Instruments," requires disclosure of the fair value of financial instruments whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosure required at year-end.   ASC 825 was adopted by the Company in 2009 with no material impact on our financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and of estimating fair value when there has been a significant decrease in the volume and level of activity of an asset or liability.    The new guidance, which is now part of ASC 820, "Fair Value Measurements and Disclosures," requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods.  In addition, presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 820.  ASC 820 was adopted by the Company in 2009 with no material impact on our financial statements.

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, "Subsequent Events," sets forth the period after the balance sheet during which management shall evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity shall recognize such events or transactions in the financial statements, and the disclosures required about such events or transactions.  ASC 855 was adopted by the Company in 2009 with no material impact on our financial statements.

In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities.  The new guidance, which is part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure the fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as an asset, and/or another valuation technique that is consistent with the principles of fair value measurements.  The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurements.  These provisions of ASC 855 were adopted by the Company in 2009 with no material impact on our financial statements.

Accounting Standards not yet Adopted

In October 2009 the FASB issued revised guidance for the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement.  The revised guidance is part of ASC 605, "Revenue Recognition," and is effective for revenue arrangements entered into, or materially modified, after June 15, 2010. The Company has not yet determined whether adoption of ASC 605 will have a material impact on its financial statements.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories consist of merchandise for sale and are stated at the lower of average cost or market on a first-in, first-out (FIFO) method. When a purchase contains multiple copies of the same item, they are stated at average cost.

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at December 31, 2009 and 2008 the Company provided for reserves totaling $587,000 and $475,000, respectively.

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350, "Intangibles - Goodwill and Other," which requires that costs incurred in planning, maintaining, and operating stages that do not add functionality to the site be charged to operations as incurred. External costs incurred in the site application and infrastructure development stage and graphic development are capitalized. Such capitalized costs are included in "Property and equipment."

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of 3 to 5 years.

Intangible Assets

Intangible assets, comprised principally of a patent, are being amortized on a straight-line basis over an estimated useful life of 17 years.

Revenue Recognition

The Company generates revenue from sales of fan experiences, from fan club membership fees, from sales of its purchased inventories, and from web development and hosting services.

Fan experiences sales generally include tickets and related experiences at concerts and other events conducted by performing artists. Revenues associated with these fan experiences are generally reported gross, rather than net, following the criteria of ASC 605, "Revenue," and are deferred until the related event has been concluded, at which time the revenues and related direct costs are recognized.

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

Web hosting revenues are billed to customers and recognized on a monthly basis as the services are provided.

Cost of revenues

Cost of revenues includes event tickets, catering, merchandise, and commissions paid to celebrities.

Shipping and Handling fees and costs

All amounts billed to customers in sales transactions related to shipping and handling represent revenues earned and are reported as revenues. Costs incurred by the Company for shipping and handling totaling $200,000, $91,100, and $115,200 in 2009, 2008, and 2007, respectively, are reported as a component of selling, general and administrative expenses.

Selling and Administrative expenses

Selling, general, and administrative expenses include travel, payroll, credit card processing fees, shipping and handling, professional fees, and other general and administrative costs.

Advertising costs

Advertising costs, totaling approximately $33,700, $30,900, and $16,500 in 2009, 2008 and 2007, respectively, are charged to expense when incurred.

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

Approximately 67% and 87% of the Company's revenues for the years ended December 31, 2009 and 2007 were generated from fan experiences and sales of merchandise related to one performing artist, Aerosmith, while approximately 82% of the Company's revenues for the year ended December 31, 2008 were generated from fan experiences and sales of merchandise related to three performing artists.

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

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 31,373,612, 32,914,625, and 26,136,054 shares at December 31, 2009, 2008 and 2007, respectively, have been excluded from the computation of diluted earnings per share because they were anti-dilutive. Diluted earnings per share have not been presented as a result of the Company’s net loss for each year.

Asset Impairment

In accordance with ASC 360 - "Property, Plant, and Equipment”, long lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such indicators as the economic benefits of the assets, any historical or future profitability measurements, a review of estimated useful lives, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flow exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using an estimate of discounted cash flow analysis.

Note 4. Property and Equipment

At December 31, property and equipment consisted of the following:

	2009	2008
Computer equipment and software	$126,137	$99,179
Office furniture	3,824	3,824
Website development cost	314,191	314,191
	444,152	417,194
Accumulated depreciation	(403,635)	(386,227)
	$40,517	$30,967

Depreciation expense of property and equipment for the years ended December 31, 2009, 2008, and 2007 amounted to 17,400, $70,100, and $128,100, respectively.

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

The patent is presented net of accumulated amortization of $7,000 and $6,100 at December 31, 2009 and 31, 2008, respectively.

Amortization expense of intangible assets for each of the years ended December 31, 2009, 2008 and 2007 was $940.

Estimated future annual amortization expense is $940 for each year through 2019.

Note 6. Accrued Expenses

At December 31 accrued expenses are comprised of the following:

	2009	2008
Payroll and related costs	$179,605	$130,380
Professional and consulting fees	186,064	232,259
Commissions	184,519	107,963
Other	42,162	24,537
	$592,350	$495,139

Note 7. Common Stock

Call Option Agreements

In connection with a May 9, 2005 settlement with Leslie Rotman regarding the value paid and the value received in a 2001 transaction the Company received a call option for 2,000,000 shares of the Company's common stock at $.001 per share. Leslie Rotman is the mother, of Gregory Rotman, President of the Company, and Richard Rotman, CFO/Vice President/Secretary of the Company. The option was assignable by the Company.  During 2009, 2008, 2007, 2006, and 2005 the Company assigned options to purchase 376,665, 340,000, 50,000, 800,000, and 433,335 shares, respectively, in exchange for $158,245, $123,464, $15,537, $331,848 and $96,885.  The proceeds from the assignments of these options were added to the paid in capital of the Company. At December 31, 2009 there were no remaining call options outstanding.

Warrants

During the year ended December 31, 2005, the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor paid the Company $110,000 in deposits ("Deposits") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time prior to June 2, 2009 at $.15 per share. On June 1, 2009 the expiration date of the Warrant was extended to June 30, 2009 in exchange for a reduction in the Deposits of $10,000.  On June 28, 2009 the Warrant was exercised with the remaining $200,000 of consideration paid in the form of $80,000 of cash and an agreement for $120,000 for future consulting services valued at $120,000.  During the remainder of 2009 the investor provided consulting services valued at $50,000. The unused portion of the consulting services ($70,000) is included in stock subscription receivable at December 31, 2009.

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

Issuance of Common Stock

Under agreements with certain individual artists of a single band, the Company issued 4,826,924 shares of common stock and guaranteed the individual artists that those shares would sell for a minimum of $1,600,000.  If the shares sold for less than the minimum agreed upon amount the artists would receive cash or additional shares to make up the difference.  The shares and guaranteed amounts were based upon a minimum number of tour dates.  A portion of the related tour was canceled after only approximately 35% of the dates were performed.  Consequently, the Company has included in cost of revenues approximately $565,000 related to the portion of the tour that was completed.  The artists sold the related shares, and as a result of an unanticipated increase in the market value of the Company's stock, and the tour cancellation, received in excess of the guaranteed amounts. Consequently, the Company agreed to receive back $1,346,220 which represents the amount of the original advance payment associated with the canceled portion of the tour totaling $346,876 plus $999,344 representing the amount in excess of the guaranteed payment for the tour dates performed.  These transactions are reported in the statement of changes in stockholders' equity as issuance of common stock.

At December 31, 2009, there remained outstanding receivables related to this arrangement totaling approximately $421,200, of which $115,000 was collected early in 2010.

During 2007 the Company issued 6,517,896 shares of common stock in exchange for $1,263,400 of cash.

Share-based Incentive Plans

Active Plans:

At December 31, 2009, the Company had two active stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

The 2002 Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares.  As of December 31, 2009 there were 3,000,000 shares reserved for issuance. The options granted have a ten-year contractual term and vested either immediately or four years from the date of grant.   Information with respect to stock options granted under the above plans is as follows:

	Number of shares	Weighted average exercise price per share

Options outstanding at December 31, 2007	23,250,000	$.041
Granted	5,000,000	.415
Options outstanding at December 31, 2008	28,250,000	$1.08
Forfeited	(3,000,000)	.041
Options outstanding at December 31, 2009	25,250,000	$.115

The fair value of options granted under the 2002 Plan during 2008 was $1,815,000 which, assuming no forfeiture rate, resulted in $453,000 being charged to operations during each of the years ended December 31, 2009 and 2008.

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

	Number of shares	Weighted average exercise price per share

Options outstanding at December 31, 2007	99,054	$.001
Granted	9,974,833	.001
Exercised	(8,546,262)	.001
Options outstanding at December 31, 2008	1,527,625	$.001
Granted	15,301,583	.001
Exercised	(14,805,596)	.001
Options outstanding at December 31, 2009	2,023,612	$.001

A summary of the awards under this plan during the years ended December 31 is as follows:

	Number of Shares	Gross Compensation

	2009

Employee payroll	1,098,272	$282,001
Consulting and professional fees	14,203,311	2,555,821
Total	15,301,583	$2,837,822

	2008

Employee payroll	440,183	$100,308
Consulting and professional fees	9,534,650	2,059,515
Total	9,974,833	$2,159,823

	2007

Employee payroll	778,044	$224,964
Consulting and professional fees	6,663,479	1,510,010
Total	7,441,523	$1,734,974

The maximum number of shares currently reserved for issuance is 2,090,390 shares. The options granted have a ten-year contractual term and vest immediately.

The fair value of the Company’s option grants was estimated at the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	2009	2008	2007

Expected term (based upon historical experience)	<1 week	<1 week	<1 week
Expected volatility	108.31%	114.75%	114.24%
Expected dividends	None	None	None
Risk free interest rate	3.4%	3.4%	4%

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

The incremental fair value calculated using the above assumptions over the gross compensation was determined to be immaterial and no related additional share based compensation has been recorded.

All but 5,000,000 options outstanding at December 31, 2009 are fully vested and exercisable. Information pertaining to options outstanding at December 31, 2009 is as follows:

Options Outstanding

Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$.001	2,023,612	8.75	$949,075
.041	20,250,000	2.75	8,687,250
.415	5,000,000	8.00	275,000
	27,273,612

The total intrinsic value of options exercised during the year ended December 31, 2009 under all plans was $2,387,424, in exchange for no cash, since they were all exercised under the 2001 Plan.  The total intrinsic value of options exercised during the year ended December 31, 2008 under all plans was $2,329,823 in exchange for $30,750 of cash.

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

Note 8. Income Taxes

There was no provision for income taxes for the years ended December 31, 2009, 2008, and 2007 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of significant temporary differences and carry forwards that give rise to deferred taxes are as follows:

	2008	2007
Federal net operating loss carry forwards	$10,568,000	$9,502,000
State net operating loss carry forwards	1,311,000	1,682,000
	11,879,000	11,184,000
Valuation allowance	(11,879,000)	(11,184,000)
Net deferred tax asset	$--	$--

The valuation reserve applicable to net deferred tax asset at December 31, 2009 and 2008 is due to the likelihood of the deferred tax not to be utilized.

The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The periods from 2006-2009 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2009 and 2008.

At December 31, 2009, the Company has federal and state net operating loss carry forwards of approximately $32,000,000 and $14,000,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2014, while the federal carry forwards will expire intermittently through 2029.

Note 9. Related party transactions

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

In December 2001, the Company engaged Steven Rotman to provide consulting services to the Company.  During 2009, 2008 and 2007, the Company incurred $60,000, $50,000 and $144,000, respectively, of consulting fees paid to Steven Rotman, who elected to receive this compensation in the form of options under the 2001 Plan.

In 2002, the Company obtained private financing from Mr. Steven Rotman in the aggregate amount of $115,000 at an 8% interest rate, and borrowed an additional $15,000 in 2003.  In 2005, the Company repaid $50,000, but as of December 31, 2006 continued to owe Steven Rotman $80,000 in principal, and $40,322 in interest, including $6,275 in interest which accrued in 2007.  On December 19, 2007 the Company repaid the $80,000 of principal plus $46,598 of then outstanding interest through the issuance of 527,488 restricted shares of the Company’s common stock. This conversion resulted in $31,600 of additional interest representing the discount granted due to the restriction.

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

The Company pays rent, as a tenant at will, to a company in which Steven Rotman is a shareholder. Monthly payments under this arrangement are $2,600.

Note 10. Commitments and contingencies

Lease commitment

The Company leases office facilities in Boston, Massachusetts under a five year lease expiring in April 2011.  The lease requires monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses.

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation.  As of December 31, 2009, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Note 11. Subsequent events

In preparing the financial statements, and in accordance with ASC 855, the Company evaluated subsequent events after the balance sheet date of December 31, 2009 through March 12, 2009.

Note 12. Results by Quarter (Unaudited)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2009. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

Paid, Inc. and Subsidiary
Selected Quarterly Data
December 31, 2009

	For the Quarters Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$253,972	$725,456	$945,257	$256,551	$326,866	$1,620,915	$2,116,536	$661,645

Gross Profit	167,183	365,104	291,495	(52,948)	189,717	603,147	1,350,335	(486,938)

Income (Loss) from operations	(861,728)	(936,590)	(1,181,845)	(1,271,006)	(836,311)	(1,111,521)	209,129	(1,823,633)

Net income (loss)	$(861,148)	$(963,540)	$(1,222,087)	$(1,687,593)	$(838,807)	$(1,106,826)	$209,806	$(1,748,491)

Income (Loss) per share - basic	$-	$-	$(0.01)	$(0.01)	$-	$-	$-	$(0.01)

Income (Loss) per share - diluted	N/A	N/A	N/A	N/A	N/A	N/A	$-	N/A

Weighted average shares - basic	235,012,192	237,507,225	240,000,388	249,272,127	252,826,173	257,294,430	257,294,430	267,380,185

Weighted average shares - diluted	N/A	N/A	N/A	N/A	N/A	N/A	286,541,637	N/A

EXHIBIT INDEX

No.	Description of Exhibits
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 25, 2003)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on December 8, 2004)
4.1	Specimen of certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Form SB-2/A filed on December 1, 2000)
4.2
Agreement dated November 21, 2007, by and between the Company and Lewis Asset Management Equity Fund, LLP with respect to the purchase of 2,500,000 shares at $.20 per share (incorporated by reference to Exhibit 4.2 to Form 10-KSB filed on March 31, 2008)

4.3	Form of Warrant to Lewis Asset Management with respect to Promissory Note dated April 29, 2008 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on May 12, 2008)
10.1+	2001 Non-Qualified Stock Option Plan, as amended (incorporated by reference from Exhibit 99.1 to Form S-8 filed on September 5, 2003)
10.2+	2002 Stock Option Plan (incorporated by reference from Exhibit 10.17 to Form 10-KSB filed on March 31, 2003)
10.3	Promissory Note dated April 29, 2008 for up to $2,500,000 to Lewis Asset Management (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 12, 2008)
23*	Consent of CCR LLP
31.1*	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32*	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

* filed herewith
+ Indicates a management contract or any compensatory plan, contract or arrangement