Form 10-Q
period 2010-03-31
PAID INC
filed 2010-05-10
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 7, 2010, the issuer had outstanding 271,312,583 shares of its Common Stock, par value $.001 per share.

Paid, Inc.
Form 10-Q
For the Three Months ended March 31, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAID, INC.
BALANCE SHEETS

	March 31,	December 31,
ASSETS	2010	2009
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$908,194	730,433
Accounts receivable, net	351,578	622,145
Inventories, net	1,063,916	1,042,700
Prepaid expenses and other current assets	791,839	518,722
Due from employees	20,788	19,640

Total current assets	3,136,315	2,933,640

Property and equipment, net	50,475	40,517
Intangible asset, net	8,713	8,948

Total assets	$3,195,503	$2,983,105

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$347,019	$159,716
Accrued expenses	647,616	592,350
Deferred revenues	401,579	190,753

Total current liabilities	1,396,214	942,819

Commitments and contingencies (Note 7)	-	-

Shareholders' equity:
Common stock, $.001 par value, 350,000,000 shares authorized; 271,078,336 and 268,174,642 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	271,079	268,175
Additional paid-in capital	41,880,154	41,370,985
Accumulated deficit	(40,311,944)	(39,528,874)
Stock subscription receivable	(40,000)	(70,000)

Total shareholders' equity	1,799,289	2,040,286

Total liabilities and shareholders' equity	$3,195,503	$2,983,105

See accompanying notes to financial statements

PAID, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2010	2009

Revenues	1,078,084	326,866

Cost of revenues	577,547	137,149

Gross profit	500,537	189,717

Selling, general, and administrative expenses	1,283,648	1,026,028

Loss from operations	(783,111)	(836,311)

Other income (expense):
Interest expense	-	(2,500)
Other income	41	4

Total other income (expense), net	41	(2,496)

Loss before income taxes	(783,070)	(838,807)

Provision for income taxes	-	-

Net loss	$(783,070)	$(838,807)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	269,918,897	252,826,173

See accompanying notes to financial statements

PAID, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2010	2009
Operating activities:
Net loss	$(783,070)	$(838,807)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,846	4,723
Share based compensation	113,000	113,000
Amortization of debt discount
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	199,077	450,286
Fair value of stock options awarded to employees in payment of compensation	117,996	-
Services received in consideration of payment of stock subscription receivable	30,000	-
Changes in assets and liabilities:
Accounts receivable	270,567	(26,519)
Inventories	(21,216)	(7,741)
Prepaid expense and other current assets	(274,265)	(68,349)
Accounts payable	187,303	128,809
Accrued expenses	55,266	18,231
Deferred revenue	210,826	131,150

Net cash provided by (used in) operating activities	111,330	(95,217)

Investing activities:
Property and equipment additions	(15,569)	-

Financing activities:
Net proceeds of notes and loans payable	-	47,500
Proceeds from exercise of stock options	82,000	-

Net cash provided by financing activities	82,000	47,500

Net increase (decrease)in cash and cash equivalents	177,761	(47,717)

Cash and cash equivalents, beginning	730,433	106,948

Cash and cash equivalents, ending	$908,194	$59,231

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Income taxes	$-	$-

Interest	$-	$-

See accompanying notes to financial statements

PAID, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

			Additional		Stock
	Common stock		Paid-in	Accumulated	subscription
	Shares	Amount	Capital	Deficit	receivable	Total

Balance, December 31, 2009	268,174,642	$268,175	$41,370,985	$(39,528,874)	$(70,000)	$2,040,286

Issuance of common stock pursuant to exercise of stock options granted to employees for services	328,304	328	117,668	-	-	117,996

Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	575,390	576	198,501	-	-	199,077

Share based compensation related to issuance of incentive stock options	-	-	113,000	-	-	113,000

Services received in consideration of payment of stock subscription receivable	-	-	-	-	30,000	30,000

Options exercised	2,000,000	2,000	80,000	-	-	82,000

Net loss	-	-	-	(783,070)	-	(783,070)

Balance, March 31, 2010	271,078,336	$271,079	$41,880,154	$(40,311,944)	$(40,000)	$1,799,289

See accompanying notes to financial statements

PAID, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

General

The Company has prepared the financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 that was filed on March 12, 2010.

In the opinion of management, the Company has prepared the accompanying financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2010.

Liquidity

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's financial statements for the year ended December 31, 2009. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits during the remainder of 2010 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, and merchandise sales from both existing and new clients. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months.  In addition, management continues to explore opportunities to monetize its patent.  However, there can be no assurance that anticipated touring activity will occur, and that the Company will be successful in monetizing its patent. Management continues to seek alternative sources of capital to support operations. Finally, world economic conditions, in particular those in the United States, may impact sales of fan experiences and the availability of financing.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories consist of merchandise for sale and are stated at the lower of average cost or market determined on a first-in, first-out (FIFO) method. When a purchase contains multiple copies of the same item, they are stated at average cost.

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at both March 31, 2010 and December 31, 2009 the Company provided for reserves totaling $587,000.

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

Shipping and Handling fees and costs

All amounts billed to customers in sales transactions related to shipping and handling represent revenues earned and are reported as revenues. Costs incurred by the Company for shipping and handling totaling $71,400 and $30,200 during the three months ended March 31, 2010 and 2009, respectively, are reported as a component of selling, general and administrative expenses.

Advertising costs

Advertising costs, totaling approximately $4,800 in 2010 and $7,200 in 2009 are charged to expense when incurred.

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

Approximately 71% and 65% of the Company's revenues for 2010 and 2009 were generated from fan experiences and sales of merchandise related to a limited number of performing artists.

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

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 25,877,625 and 32,914,625 shares at March 31, 2010 and 2009, respectively, have been excluded from the computation of diluted earnings per share because they were anti-dilutive. Diluted earnings per share have not been presented as a result of the Company’s net loss for each year.

Recent Accounting Pronouncements

In October 2009 the FASB issued revised guidance for the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement.  The revised guidance is part of ASC 605, "Revenue Recognition," and is effective for revenue arrangements entered into, or materially modified, after June 15, 2010. The Company has not yet determined whether adoption of these new provisions of ASC 605 will have a material impact on its financial statements.

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

The patent is presented net of accumulated amortization of $7,287 and $7,052 at March 31, 2010 and December 31, 2009, respectively.

Amortization expense of intangible assets for each of the three months ended March 31, 2010 and 2009 was $235.

Estimated future annual amortization expense is $940 for each year through 2019.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2010	December 31, 2009
Payroll and related costs	88,674	179,605
Professional and consulting fees	180,429	186,064
Commissions	325,866	184,519
Other	52,647	42,162
	$647,616	$592,350

Note 4. Common Stock

Warrants

During the year ended December 31, 2005, the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor paid the Company $110,000 in deposits ("Deposits") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time prior to June 2, 2009 at $.15 per share. On June 1, 2009 the expiration date of the Warrant was extended to June 30, 2009 in exchange for a reduction in the Deposits of $10,000.  On June 28, 2009 the Warrant was exercised with the remaining $200,000 of consideration paid in the form of $80,000 of cash and an agreement for $120,000 for future consulting services valued at $120,000.  During the remainder of 2009 the investor provided consulting services valued at $50,000. The unused portion of the consulting services ($40,000 and $70,000, respectively) is included in stock subscription receivable at March 31, 2010 and December 31, 2009.

During the second and third quarters of 2008, in connection with $1,100,000 of short term notes payable, the Company granted warrants for 1,100,000 shares of common stock exercisable at $.25 per share. If not exercised these warrants expire at various dates between April and August 2011.

Share-based Incentive Plans

At March 31, 2010, the Company had two stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

The 2002 Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares.  As of March 31, 2010 there were 3,000,000 shares reserved for issuance. The options granted have a ten-year contractual term and vested either immediately or four years from the date of grant.   Information with respect to stock options granted under the above plan is as follows:

	Number of shares	Weighted average exercise price per share

Options outstanding at December 31, 2009	25,250,000	$.115
Options exercised	(2,000,000)	$.041
Options outstanding at March 31, 2010	23,250,000	$.121

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 120,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under the above plans is as follows:

	Number of shares	Weighted average exercise price per share

Options outstanding at December 31, 2009	2,023,612	$.001
Granted	903,694	$.001
Exercised	(903,694)	$.001
Options outstanding at March 31, 2010	2,023,612	$.001

A summary of the awards under this plan during the three months ended March 31 is as follows:

	Number of Shares		Gross Compensation

		2010

Employee payroll	328,304		$117,996
Consulting and professional fees	575,390		199,077
Total	903,694		$317,073

		2009

Consulting and professional fees	3,154,950		$450,286

The maximum number of shares currently reserved for issuance is 11,186,696 shares. The options granted have a ten-year contractual term and vest immediately.

The fair value of the Company’s option grants was estimated at the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	2010	2009

Expected term (based upon historical experience)	<1 week	<1 week
Expected volatility	106.61%	208.60%
Expected dividends	None	None
Risk free interest rate	3.7%	2.8%

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

All but 5,000,000 options outstanding at March 31, 2010 are fully vested and exercisable. Information pertaining to options outstanding at March 31, 2010 is as follows:

Options Outstanding

Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$.001	2,023,612	8.50	$706,240
.041	18,250,000	2.50	5,639,250
.415	5,000,000	7.75	--
	25,273,612

The total intrinsic value of options exercised during the three months ended March 31, 2010 under all plans was $955,072 ($638,000 under the 2002 Plan and $317,072 under the 2001 Plan)in exchange for $82,000 of cash.

Note 5. Income Taxes

There was no provision for income taxes for the three months ended March 31, 2010 and 2009 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of significant temporary differences and carry forwards that give rise to deferred taxes are as follows:

	March 31, 2010	December 31, 2009
Federal net operating loss carry forwards	$10,773,000	$10,568,000
State net operating loss carry forwards	1,378,000	1,311,000
	12,151,000	11,879,000
Valuation allowance	(12,151,000)	(11,879,000)
Net deferred tax asset	$--	$--

The valuation reserve applicable to net deferred tax asset at March 31, 2010 and December 31, 2009 is due to the likelihood of the deferred tax not to be utilized.

The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The periods from 2006-2009 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2010 and 2009.

At March 31, 2010, the Company has federal and state net operating loss carry forwards of approximately $33,100,000 and $14,489,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2014, while the federal carry forwards will expire intermittently through 2029.

Note 6. Related party transactions

Steven Rotman is the father, and Leslie Rotman is the mother, of Gregory Rotman, President of the Company, and Richard Rotman, Vice President/Secretary, and former CFO of the Company. The Company entered into a number of transactions over the past two years with both Steven Rotman and Leslie Rotman. Management believes that these transactions are fair and reasonable to the Company and no less favorable than could have been obtained by an unaffiliated third party.

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

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation.  As of March 31, 2010, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable; the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10K for the fiscal year ended December 31, 2009 that was filed on March 12, 2010.

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

Overview

Our primary focus is to provide businesses and clients with brand management, brand marketing, product merchandising, development, and hosting and authentication services for the entertainment, sports and collectible industries.  We offer businesses, entertainers, and celebrity athletes comprehensive web-presence related services supporting and managing clients' official websites and fan-community services including VIP ticketing, live event fan experiences, e-commerce, user generated content, client content publishing and distribution, fan forums, social network management and social media marketing. We also provide business management tools for online retailers, through AuctionInc, which utilizes our patented shipping calculator and automated auction checkout and order processing system.  Operations are directly affected by the number and type of clients to whom  we provide services.  Performing artists that tour have the potential to generate larger amounts of revenue than clients that do not tour, and the revenue potential of celebrity athletes is dependent upon their performance.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our financial statements included in our Form 10-K filed on March 12, 2010. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

Inventories: Inventories are stated at the lower of average cost or market on a first-in, first-out method. On a periodic basis we review inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, we establish reserves based upon management's experience and assessment of current product demand. A substantial portion of the  Company's inventories is comprised of movie posters  for which valuation is more subjective than with more standard inventories. The balance is comprised of merchandise and collectibles that relate to performing artists.  General economic conditions, tour schedules of performing artists, and the reputation of the performing artists/athletes, might make sale or disposition of these inventories more or less difficult. Any increases in the reserves would cause a decline in profitability, since such increases are recorded as charges against operations.

Results of Operations

The following discussion compares the Company's results of operations for the three months ended March 31, 2010 with those for the three months ended March 31, 2009.  The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three Months Ended March 31,
	2010	2009	% Change
Online Merchandise and fulfillment	$509,800	$300,600	70%
Film and video services	106,500	26,300	305%
Tour merchandise and VIP services	461,800	--	--

Total revenues	$1,078,100	$326,900	230%

Celebrity services revenues for the first quarter of 2010 increased $751,200 or 230% to $1,078,100 compared to revenues of $326,900 for the first quarter of 2009.  The online merchandise and fulfillment revenues increased $209,200 or 70% to $509,800 in the first quarter of 2010, as compared to $300,600 in the first quarter of 2009.  The increase was primarily attributed to an increase in the number of clients using our online merchandise and fulfillment services.  Revenues associated with film and video services increased $80,200 or 305% in the first quarter of 2010, compared to $26,300 in the first quarter of 2009.  The increase was primarily due to the completion of several projects from both new and existing customers.  Revenues from tour merchandise and VIP services were $461,800 in the first quarter of 2010.  There were no such revenues for the first quarter in 2009.  The increase in tour merchandise and VIP services revenues is primarily due to an earlier tour cycle for both new and existing clients. Performing artists typically do not announce tour plans until two to four months in advance of the first show. Several performing artists represented by the Company will continue to tour during the second and third quarters of 2010, and another has announced a tour that is scheduled to begin during the second quarter.

Gross Profit

Gross profit for the first quarter of 2010 increased by 310,800, or 164%, to $500,500 compared to gross profit of $189,700 for the first quarter of 2009.  $148,800 of the increase in gross profit is related to the increase in revenues from tour merchandise and VIP services discussed above.  $162,000 of the increase gross margin is attributable to the increase in Film and video services and Online merchandise and fullfillment revenues.  Gross margin percentage decreased to 46% in the first quarter of 2010, from 58% for the first quarter of 2009.  This decrease is primarily the result of lower gross profit margins in tour merchandise and VIP service revenues compared to those generated in other revenue sources.

Operating Expenses

Total operating expenses for the first quarter of 2010 were $1,284,000, compared to $1,026,000 for the same period in 2009, an increase of $258,000 or 25%.  The increase in operating costs was attributable to the addition of personnel and the use of outside consultants.  The additional personnel were needed to support the growth in revenues.  These operating expense increases, were offset by a decrease in insurance and computer related expenses.

Net Loss

The Company realized a net loss in the first quarter of $783,000, as compared to a net loss of $838,800 for the same period in 2009.  The losses for the first quarter 2010 and 2009 each represent less than $0.01 per share.

Assets

At March 31, 2010, total assets of the Company were $3,195,000 compared to $2,983,000 at December 31, 2009.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash provided by (used in) operating activities for the three months ended March 31 is as follows:

	2010	2009
Net loss	$(783,100)		$(838,800)
Depreciation and amortization	5,800		4,700
Share based compensation	113,000		113,000
Fair value of stock options awarded in payment of outside services and compensation	317,100		450,300
Services provided in consideration of stock subscription receivable	30,000		--
Deferred revenues	210,800		131,200
Changes in current assets and liabilities	217,700		44,400

Net cash provided by (used in) operating activities	$111,300	$	(95,200)

Working Capital and Liquidity

The Company had cash and cash equivalents of $908,200 at March 31, 2010, compared to $730,400 at December 31, 2009. The Company had approximately $1,740,000 of working capital at March 31, 2010 compared to $1,991,000 at December 31, 2009.  At March 31, 2010 current liabilities were $1,396,000 compared to $943,000 at December 31, 2009. Current liabilities increased at March 31, 2010 compared to December 31, 2009 primarily due to extending payments of accounts payable and accrued expenses, and deferred revenues.

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's financial statements for the year ended December 31, 2009. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits for the remainder of 2010 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, and merchandise sales from both existing and new clients. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months.  In addition, management continues to explore opportunities to monetize its patent.  However, there can be no assurance that anticipated touring activity will occur, and that the Company will be successful in monetizing its patent. Management continues to seek alternative sources of capital to support operations.  Finally, world economic conditions, in particular those in the United States, may impact sales of fan experiences and the availability of financing.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the President of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified five remaining material weaknesses in internal control over financial reporting.  We identified three weaknesses with respect to entity level controls:  (1) lack of corporate governance; (2) ineffective control environment; and (3) lack of segregation of duties.  We identified two weaknesses with respect to activity level controls:  (1) Lack of procedures and control documentation; and (2) lack of information technology controls and documentation.  Because of these material weaknesses, we concluded that, as of March 31, 2010 our internal control over financial reporting was not effective based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of March 31, 2010.
We intend to implement procedures and controls throughout 2010 to remediate the remaining material weaknesses at the entity and activity levels, and to review further our procedures and controls. We have not remediated any of the material weaknesses during the first quarter of 2010 other than what was described previously in our Annual Report on Form 10-K for the year ended December 31, 2009 that was filed on March 12, 2010.  In addition, we will make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments with respect to any previously reported legal proceedings.

ITEM 1A.	RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAID, INC.
Registrant

/s/ Gregory Rotman
Date: May 10, 2010
Gregory Rotman, President

/s/ Christopher Culross
Date: May 10, 2010
Christopher Culross, Chief Financial Officer and Treasurer

LIST OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002