Form 10-Q
period 2010-06-30
PAID INC
filed 2010-08-09
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 2, 2010, the issuer had outstanding 281,112,560 shares of its Common Stock, par value $.001 per share.

Paid, Inc.
Form 10-Q
For the Three and Six Months ended June 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAID, INC.
BALANCE SHEETS

	June 30,	December 31,
ASSETS	2010	2009
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$2,759,932	730,433
Accounts receivable, net	444,440	622,145
Inventories, net	1,095,428	1,042,700
Prepaid expenses and other current assets	349,006	518,722
Prepaid royalties	1,276,363	-
Due from employees	20,787	19,640

Total current assets	5,945,956	2,933,640

Property and equipment, net	52,717	40,517
Intangible asset, net	8,478	8,948

Total assets	$6,007,151	$2,983,105

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$328,008	$159,716
Accrued expenses	553,585	592,350
Deferred revenues	2,765,667	190,753

Total current liabilities	3,647,260	942,819

Commitments and contingencies (Note 7)	-	-

Shareholders' equity:
Common stock, $.001 par value, 350,000,000 shares authorized; 275,698,832 and 268,174,642 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	275,699	268,175
Additional paid-in capital	43,211,276	41,370,985
Accumulated deficit	(41,117,084)	(39,528,874)
Stock subscription receivable	(10,000)	(70,000)

Total shareholders' equity	2,359,891	2,040,286

Total liabilities and shareholders' equity	$6,007,151	$2,983,105

See accompanying notes to financial statements

PAID, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009

Revenues	$1,194,461	1,620,915	$2,272,545	1,947,781

Cost of revenues	664,235	1,017,768	1,241,782	1,154,917

Gross profit	530,226	603,147	1,030,763	792,864

Operating expenses	1,335,375	1,714,668	2,619,023	2,740,696

Loss from operations	(805,149)	(1,111,521)	(1,588,260)	(1,947,832)

Other income (expense):
Interest expense	-	-	-	(2,500)
Other income	9	4,695	50	4,699

Total other income, net	9	4,695	50	2,199

Loss before income taxes	(805,140)	(1,106,826)	(1,588,210)	(1,945,633)

Provision for income taxes	-	-	-	-

Net loss	(805,140)	(1,106,826)	$(1,588,210)	$(1,945,633)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares - basic and diluted	273,501,440	257,294,430	271,720,065	255,072,645

See accompanying notes to consolidated financial statements

PAID, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2010	2009
Operating activities:
Net loss	$(1,588,210)	$(1,945,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,644	8,506
Share based compensation	226,000	227,000
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	1,359,281	1,530,685
Fair value of stock options awarded to employees in payment of compensation	139,534	104,501
Services received in consideration of payment of stock subscription receivable	60,000	-
Changes in assets and liabilities:
Accounts receivable	177,705	(112,984)
Inventories	(52,728)	(59,128)
Prepaid royalties	(1,276,363)	(915,720)
Prepaid expense and other current assets	168,569	(21,526)
Accounts payable	168,292	(166,051)
Accrued expenses	(38,765)	120,635
Deferred revenue	2,574,914	4,163,420

Net cash provided by operating activities	1,930,873	2,933,705

Investing activities:
Property and equipment additions	(24,374)	-

Financing activities:
Proceeds from exercise of stock options	123,000	-

Net increase in cash and cash equivalents	2,029,499	2,933,705

Cash and cash equivalents, beginning	730,433	106,948

Cash and cash equivalents, ending	$2,759,932	$3,040,653

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Income taxes	$-	$-

Interest	$-	$-

See accompanying notes to financial statements

PAID, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Stock subscription receivable	Total
	Shares	Amount

Balance, December 31, 2009	268,174,642	$268,175	$41,370,985	$(39,528,874)	$(70,000)	$2,040,286

Issuance of common stock pursuant to exercise of stock options granted to employees for services	393,538	393	139,141	-	-	139,534

Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	4,130,652	4,131	1,355,150	-	-	1,359,281

Share based compensation related to issuance of incentive stock options	-	-	226,000	-	-	226,000

Services received in consideration of payment of stock subscription receivable	-	-	-	-	60,000	60,000

Options exercised	3,000,000	3,000	120,000	-	-	123,000

Net loss	-	-	-	(1,588,210)	-	(1,588,210)

Balance, June 30, 2010	275,698,832	275,699	$43,211,276	$(41,117,084)	$(10,000)	$2,359,891

See accompanying notes to financial statements

PAID, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 and 2009

Note 1. Organization and Significant Accounting Policies

Paid, Inc. (the “Company”) provides businesses and clients with brand management, brand marketing, product merchandising, online merchandise and fulfillment services, website development, and hosting and authentication services for the entertainment, sports and collectible industries.  We offer businesses, entertainers, and celebrity athletes comprehensive web-presence related services supporting and managing clients' official websites and fan-community services including VIP ticketing, live event fan experiences, e-commerce, user generated content, client content publishing and distribution, fan forums, social network management and social media marketing.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at both June 30, 2010 and December 31, 2009 the Company provided for reserves totaling $587,000.

Prepaid Royalties

The Company accounts for prepaid royalties in accordance with ASC 928, Financial Reporting in the Record and Music Industry. Artist royalty advances are deferred when paid and expensed based on the completion of performance, shows or other activities.

Revenue Recognition

The Company generates revenue principally from sales of fan experiences, from fan club membership fees, from sales of its purchased inventories, and from web development and hosting services.

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

Shipping and Handling fees and costs

All amounts billed to customers in sales transactions related to shipping and handling represent revenues earned and are reported as revenues. Costs incurred by the Company for shipping and handling totaling $144,400 and $105,100 during the six months ended June 30, 2010 and 2009, respectively, are reported as a component of selling, general and administrative expenses.

Advertising costs

Advertising costs, totaling approximately $6,100 in 2010 and $31,500 in 2009, are charged to expense when incurred.

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

In 2010 and 2009 a limited number of clients accounted for approximately 72% and 88%, respectively, of the Company's revenues.  In 2010 these revenues were generated from the sales of tour merchandise, VIP services, online merchandise and fulfillment services while in 2009 they were generated from the sales of VIP services and film and video services.

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

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 24,877,625 and 31,410,612 shares at June 30, 2010 and 2009, respectively, have been excluded from the computation of diluted earnings per share because they were anti-dilutive. Diluted earnings per share have not been presented as a result of the Company’s net loss for each year.

Recent Accounting Pronouncements

In October 2009 the FASB issued revised guidance for the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement.  The revised guidance is part of ASC 605, "Revenue Recognition," and is effective for revenue arrangements entered into, or materially modified, after June 15, 2010. The Company has determined that  adoption of these new provisions of ASC 605 will not have a material impact on its financial statements.

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

The patent is presented net of accumulated amortization of $7,522 and $7,052 at June 30, 2010 and December 31, 2009, respectively.

Amortization expense of intangible assets for each of the six months ended June 30, 2010 and 2009 was $470.

Estimated future annual amortization expense is $940 for each year through 2019.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2010	December 31, 2009
Payroll and related costs	$70,964	$179,605
Professional and consulting fees	227,888	186,064
Royalties	229,266	184,519
Other	25,467	42,162
	$553,585	$592,350

Note 4. Common Stock

Warrants

During the year ended December 31, 2005, the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor paid the Company $110,000 in deposits ("Deposits") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time prior to June 2, 2009 at $.15 per share. On June 1, 2009 the expiration date of the Warrant was extended to June 30, 2009 in exchange for a reduction in the Deposits of $10,000.  On June 28, 2009 the Warrant was exercised with the remaining $200,000 of consideration paid in the form of $80,000 of cash and an agreement for $120,000 for future consulting services valued at $120,000.  During the six months ended June 30, 2010 the investor provided consulting services valued at $60,000. The unused portion of the consulting services ($10,000 and $70,000, respectively) is included in stock subscription receivable at June 30, 2010 and December 31, 2009.

During the second and third quarters of 2008, in connection with $1,100,000 of short term notes payable, the Company granted warrants for 1,100,000 shares of common stock exercisable at $.25 per share. If not exercised these warrants expire at various dates between April and August 2011.

Share-based Incentive Plans

At June 30, 2010, the Company had two stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

The 2002 Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares.  As of June 30, 2010 there were 3,000,000 shares reserved for issuance. The options granted have a ten-year contractual term and vested either immediately or four years from the date of grant.   Information with respect to stock options granted under this plan during 2010 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2009	25,250,000	$0.115
Options exercised	(3,000,000)	0.041
Options outstanding at June 30, 2010	22,250,000	$0.125

On February 1, 2001 the Company adopted the 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and has filed Registration Statements on Form S-8 to register 120,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under this plan during 2010 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2009	2,023,612	$0.001
Granted	4,524,190	0.001
Exercised	(4,524,190)	0.001
Options outstanding at June 30, 2010	2,023,612	$0.001

A summary of the awards under this plan during the six months ended June 30 is as follows:

	Number of shares	Gross Compensation
	2010
Employee payroll	393,538	$139,534
Consulting and professional fees	4,130,652	1,359,281
Total	4,524,190	$1,498,815

	2009
Employee payroll	585,693	$104,501
Consulting and professional fees	11,127,797	1,530,685
Total	11,713,490	$1,635,186

The maximum number of shares currently reserved for issuance is 7,566,196 shares. The options granted have a ten-year contractual term and vest immediately.

The fair value of the Company’s option grants was estimated at the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	2010	2009
Expected term (based upon historical experience)	<1 week	<1 week
Expected volatility	111.15%	208.60%
Expected dividends	None	None
Risk free interest rate	0.16%	2.80%

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

All but 5,000,000 options outstanding at June 30, 2010 are fully vested and exercisable. Information pertaining to options outstanding at June 30, 2010 is as follows:

Exercise Prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
0.001	2,023,612	8.25	$524,116
0.041	17,250,000	2.25	3,777,750
0.415	5,000,000	7.50	-
	24,273,612

The total intrinsic value of options exercised during the six months ended June 30, 2010 under all plans was $1,056,534 ($917,000 under the 2002 Plan and $139,534 under the 2001 Plan in exchange for $123,000 of cash.

Note 5. Income Taxes

There was no provision for income taxes for the six months ended June 30, 2010 and 2009 due to the Company's net operating losses and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of significant temporary differences and carry forwards that give rise to deferred taxes are as follows:

	June 30, 2010	December 31, 2009
Federal net operating loss carry forward	$10,986,000	$10,568,000
State net operating loss carry forward	1,444,000	1,311,000
	12,430,000	11,879,000
Valuation allowance	(12,430,000)	(11,879,000)
Net deferred tax asset	$-	$-

The valuation reserve applicable to net deferred tax asset at June 30, 2010 and December 31, 2009 is due to the likelihood of the deferred tax not to be utilized.

The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The periods from 2006-2009 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the six months ended June 30, 2010 and 2009.

At June 30, 2010, the Company has federal and state net operating loss carry forwards of approximately $32,300,000 and $15,200,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2014, while the federal carry forwards will expire intermittently through 2029.

Note 6. Related party transactions

Steven Rotman is the father, and Leslie Rotman is the mother, of Gregory Rotman, President of the Company, and Richard Rotman, Vice-President/Secretary, and former CFO of the Company. The Company entered into a number of transactions over the past two years with both Steven Rotman and Leslie Rotman. Management believes that these transactions are fair and reasonable to the Company and no less favorable than could have been obtained by an unaffiliated third party.

The Company pays rent, as a tenant at will, to a company in which Steven Rotman is a shareholder. Monthly payments under this arrangement are $2,600.

During the six months ended June 30, 2009 the Company paid Steven Rotman $60,000 in consulting fees.  There were no such fees incurred during the six months ended June 30, 2010.

Note 7. Commitments and contingencies

Lease commitment

The Company leases office facilities in Boston, Massachusetts under a five year lease expiring in April 2011.  The lease requires monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses.

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation.  As of June 30, 2010, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Overview

Our primary focus is to provide businesses and clients with brand management, brand marketing, product merchandising, online merchandise and fulfillment services, web development, and hosting and authentication services for the entertainment, sports and collectible industries.  We offer businesses, entertainers, and celebrity athletes comprehensive web-presence related services supporting and managing clients' official websites and fan-community services including VIP ticketing, live event fan experiences, e-commerce, user generated content, client content publishing and distribution, fan forums, social network management and social media marketing. We also provide business management tools for online retailers, through AuctionInc, which utilizes our patented shipping calculator and automated auction checkout and order processing system.  Operations are directly affected by the number and type of clients to whom we provide services.  Performing artists that tour have the potential to generate larger amounts of revenue than clients that do not tour, and the revenue potential of celebrity athletes is dependent upon their performance.

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

Results of Operations

Three months ended June 30, 2010 to three months ended June 30, 2009.

The following discussion compares the Company's results of operations for the three months ended June 30, 2010 with those for the three months ended June 30, 2009.  The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three Months Ended June 30,
	2010	2009	% Change
Online Merchandise and fulfillment	$520,200	$473,200	10%
Film and video services	21,900	176,300	(88%)
Tour merchandise and VIP services	652,400	971,400	(33%)

Total revenues	$1,194,500	$1,620,900	(26%)

Celebrity services revenues for the second quarter of 2010 decreased $426,400 or 26% to $1,194,500 compared to revenues of $1,620,900 for the second quarter of 2009.  The online merchandise and fulfillment revenues increased $47,000 or 10% to $520,200 in the second quarter of 2010, as compared to $473,200 in the second quarter of 2009.  The increase in revenue was primarily attributed to the addition of several new higher volume clients in our online merchandise and fulfillment services.  Revenues associated with film and video services decreased $154,400 or 88% to $21,900 in the second quarter of 2010, compared to $176,300 in the second quarter of 2009.  This decrease was primarily due to a lower level of video productions in the second quarter of 2010.  Revenues from tour merchandise and VIP services were $652,400 in the second quarter of 2010, compared to $971,400 in the second quarter of 2009, a decrease of 33%.  This decrease was attributable to the differences in touring schedules in both 2010 and 2009.   Performing artists typically do not announce tour plans until two to four months in advance of the first show. Several performing artists represented by the Company will continue to tour through the third quarter of 2010.

Gross Profit

Gross profit for the second quarter of 2010 decreased by $72,900 or 12%, to $530,300 compared to gross profit of $603,200 for the second quarter of 2009.  Gross profit for film and video services and tour merchandise and VIP services decreased $206,900 due to a substantial decrease in film and video revenues in the second quarter of 2010 and the result of lower gross margins in film and video projects.  Gross profit for online merchandise and fulfillment increased by $133,900 in the second quarter of 2010, as compared to the second quarter 2009.   This increase is primarily due to higher dollar volume and higher gross margin percentages.  Overall gross margin percentage increased to 44% in the second quarter of 2010, from 37% for the second quarter of 2009.  This increase is primarily the result of higher gross profit margins in both online merchandise and fulfillment services, and tour merchandise and VIP services.

Operating Expenses

Total operating expenses for the second quarter of 2010 were $1,335,000 compared to $1,715,000 for the same period in 2009, a decrease of $380,000 or 22%.  The decrease in operating costs was attributable to the reduction of consultant costs and client related expenses.

Net Loss

The Company realized a net loss in the second quarter of $805,000, as compared to a net loss of $1,107,000 for the same period in 2009.  The losses for the second quarter 2010 and 2009 each represent less than $0.01 per share.

Six months ended June 30, 2010 to six months ended June 30, 2009.

The following discussion compares the Company's results of operations for the six months ended June 30, 2010 with those for the six months ended June 30, 2009.  The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Six Months Ended June 30,
	2010	2009	% Change
Online Merchandise and fulfillment	$1,030,000	$773,800	33%
Film and video services	128,400	202,600	(37%)
Tour merchandise and VIP services	1,114,200	971,400	15%

Total revenues	$2,272,600	$1,947,800	17%

Celebrity services revenues for the first two quarters of 2010 increased $324,800 or 17% to $2,272,600 compared to revenues of $1,947,800 for the first two quarters of 2009.  The online merchandise and fulfillment revenues increased $256,200 or 33% to $1,030,000 in the first two quarters of 2010, as compared to $773,800 in the first two quarters of 2009.  This increase in revenue was primarily attributed to an increase in sales volumes in our online merchandise and fulfillment services.  Revenues associated with film and video services decreased $74,300 or 37% to $128,400 in the first two quarters of 2010, compared to $202,600 in the first two quarters of 2009.  This decrease was primarily due to the reduction of the number of video projects in the first two quarters of 2010.  Revenues from tour merchandise and VIP services were $1,114,200 in the first two quarters of 2010, compared to $971,400 in the first two quarters of 2009, an increase of 15%.  The increase was attributable to an increase in the number of touring clients in both VIP services and tour merchandise.   Performing artists typically do not announce tour plans until two to four months in advance of the first show.  Several performing artists represented by the Company will continue to tour through the third quarter of 2010.

Gross Profit

Gross profit for the first two quarters of 2010 increased by $237,900 or 30%, to $1,030,800 compared to gross profit of $792,900 for the first two quarters of 2009.  Gross profit for film and video services decreased $127,400 due to a reduction in film and video projects in the first two quarters of 2010.  Gross profit for tour merchandise and VIP services, and online merchandise and fulfillment, increased by $365,400 in the first two quarters of 2010, as compared to the first two quarters of 2009.   This increase is primarily due to higher volume and gross margins percentages in tour related clients and online merchandise.  Gross margin percentage increased to 45% in the first two quarters of 2010, from 41% for the first two quarters of 2009.  This increase is primarily the result of higher gross profit margins in online merchandise, and tour merchandise and VIP services compared to those generated in other revenue sources.

Operating Expenses

Total operating expenses for the first two quarters of 2010 were $2,619,000 compared to $2,741,000 for the same period in 2009, a decrease of $122,000 or 4.5%.  The decrease in operating costs was attributable to the reduction of personnel costs and client related expenses offset by an increase in consultant and administrative costs.

Net Loss

The Company realized a net loss in the first two quarters of $1,588,000, as compared to a net loss of $1,946,000 for the same period in 2009.  The losses for the first two quarters of 2010 and 2009 each represent $0.01 per share.

Assets

At June 30, 2010, total assets of the Company were $6,007,000 compared to $2,983,000 at December 31, 2009.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash provided by operating activities for the six months ended June 30  is as follows:

	2010	2009
Net loss	$(1,588,200)	$(1,945,600)
Depreciation and amortization	12,600	8,500
Share based compensation	226,000	227,000
Intrinsic value of stock options awarded in payment of outside services and compensation	1,498,800	1,635,200
Deferred revenues, net of prepaid royalties	1,298,600	3,247,700
Changes in current assets and liabilities	483,100	(239,100)

Net cash provided by operating activities	$1,930,900	$2,933,700

Working Capital and Liquidity

The Company had cash and cash equivalents of $2,759,900 at June 30, 2010, compared to $730,400 at December 31, 2009. The Company had approximately $2,299,000 of working capital at June 30, 2010 compared to $1,991,000 at December 31, 2009.  At June 30, 2010 current liabilities were $3,647,000 compared to $943,000 at December 31, 2009. Current liabilities increased at June 30, 2010 compared to December 31, 2009 primarily due to the increase of accounts payable, and deferred revenues due to touring activity.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the President of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President and Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified five remaining material weaknesses in internal control over financial reporting.  We identified three weaknesses with respect to entity level controls:  (1) lack of corporate governance; (2) ineffective control environment; and (3) lack of segregation of duties.  We identified two weaknesses with respect to activity level controls:  (1) Lack of procedures and control documentation; and (2) lack of information technology controls and documentation.  Because of these material weaknesses, we concluded that, as of June 30, 2010 our internal control over financial reporting was not effective based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2010.

We intend to implement procedures and controls throughout 2010 to remediate the remaining material weaknesses at the entity and activity levels, and to review further our procedures and controls. We have not remediated any of the material weaknesses during the first two quarters of 2010 other than what was described previously in our Annual Report on Form 10-K for the year ended December 31, 2009 that was filed on March 12, 2010.  In addition, we will make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

Prior to the complete remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls, even where we conclude the controls are operating effectively, can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of June 30, 2010, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

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

PAID, INC.
Registrant

Date: August 9, 2010	By:	/s/ Gregory Rotman
Gregory Rotman, President

Date: August 9, 2010	By:	/s/ Christopher R. Culross
Christopher R. Culross, Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002