Form 10-Q
period 2010-09-30
PAID INC
filed 2010-11-08
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, the issuer had outstanding 284,033,187 shares of its Common Stock, par value $.001 per share.

1

PAID, INC.
Form 10-Q
For the Three and Nine months ended September 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAID, INC.
BALANCE SHEETS

	September 30, 2010	Decembe 31, 2009
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,230,355	$730,433
Accounts receivable, net	524,738	182,266
Inventories, net	1,131,669	1,042,700
Prepaid expenses and other current assets	267,268	518,722
Prepaid royalties	755,414	439,879
Due from employees	87,185	19,640

Total current assets	3,996,629	2,933,640

Property and equipment, net	52,180	40,517
Intangible asset, net	8,242	8,948

Total assets	$4,057,051	$2,983,105

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$363,417	$159,716
Accrued expenses	742,774	592,350
Deferred revenues	172,956	190,753

Total current liabilities	1,279,147	942,819

Commitments and contingencies (Note 7)	-	-

Shareholders' equity:
Common stock, $.001 par value, 350,000,000 shares authorized; 283,777,013 and 268,174,642 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	283,777	268,175
Additional paid-in capital	43,955,405	41,370,985
Accumulated deficit	(41,461,278)	(39,528,874)
Stock subscription receivable	-	(70,000)

Total shareholders' equity	2,777,904	2,040,286

Total liabilities and shareholders' equity	$4,057,051	$2,983,105

See accompanying notes to consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$4,186,737	$2,116,536	$6,459,282	$4,064,317
Cost of revenues	2,907,215	766,201	4,148,997	1,921,118
Gross profit	1,279,522	1,350,335	2,310,285	2,143,199

Operation expenses	1,623,475	1,141,206	4,242,498	3,881,901
Income (loss) from operations	(343,953)	209,129	(1,932,213)	(1,738,702)

Other Income (expense)
Interest expense	(241)	-	(241)	(2,500)
Other income	-	677	50	5,376
Total other income (expense), net	(241)	677	(191)	2,876

Income (loss) before taxes	(344,194)	209,806	(1,932,404)	(1,735,826)
Provision for income taxes	-	-	-	-
Net income (loss)	$(344,194)	$209,806	$(1,932,404)	$(1,735,826)

Income (loss) per share - basic and diluted
Basic	$-	$-	(0.01)	$(0.01)
Diliuted	N/A	$-	N/A	N/A

Weighted average number of shares - basic and diluted
Basic	279,750,389	257,294,430	274,484,126	255,072,645
Diliuted	N/A	286,541,637	N/A	N/A

See accompanying notes to consolidated financial statements

PAID, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2010	2009
Operating activities:
Net loss	$(1,932,404)	$(1,735,826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,240	12,936
Share based compensation	339,000	340,000
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	1,658,526	2,165,900
Fair value of stock options awarded to employees in payment of compensation	217,996	119,501
Services received in consideration of payment of stock subscription receivable	70,000	20,000
Changes in assets and liabilities:
Accounts receivable	(342,472)	(119,925)
Inventories	(88,969)	(108,056)
Prepaid royalties	(315,535)	(502,953)
Prepaid expense and other current assets	183,909	(286,085)
Accounts payable	203,701	368,154
Accrued expenses	150,424	16,991
Deferred revenue	(17,797)	245,990

Net cash provided by operating activities	145,619	536,627

Investing activities:
Property and equipment additions	(30,197)	(18,348)

Financing activities:
Proceeds from exercise of stock options	384,500	-
Proceeds from assignment of call options	-	158,245
Proceeds from sale of warrants	-	80,000
Proceeds from issuance of common stock	-	103,124

Net cash provided by financing activities	384,500	341,369

Net increase in cash and cash equivalents	499,922	859,648

Cash and cash equivalents, beginning	730,433	106,948

Cash and cash equivalents, ending	$1,230,355	$966,596

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$1,885
Interest	$241	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Amounts due in connection with issuance of common stock	$-	$896,220

See accompanying notes to financial statements

PAID, INC.
 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

	Common stock		Additional Paid-in	Accumulated	Stock subscription
	Shares	Amount	Capital	Deficit	receivable	Total

Balance, December 31, 2009	268,174,642	$268,175	$41,370,985	$(39,528,874)	$(70,000)	$2,040,286

Issuance of common stock pursuant to exercise of stock options granted to employees for services	583,070	583	217,413	-	-	217,996

Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	5,641,253	5,641	1,652,885	-	-	1,658,526

Share based compensation related to issuance of incentive stock options	-	-	339,000	-	-	339,000

Services received in consideration of payment of stock subscription receivable	-	-	-	-	70,000	70,000

Options exercised	9,378,048	9,378	375,122	-	-	384,500

Net loss	-	-	-	(1,932,404)	-	(1,932,404)

Balance, September 30, 2010	283,777,013	$283,777	$43,955,405	$(41,461,278)	$-	$2,777,904

See accompanying notes to financial statements

PAID, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009

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

Liquidity

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's financial statements for the year ended December 31, 2009. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates continued growth in revenues and gross profits for the remainder of 2010 and into 2011 from its online merchandise and fulfillment services, for both new and existing clients. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months.  In addition, management continues to explore opportunities to monetize its patent.  However, there can be no assurance that anticipated touring activity will occur, and that the Company will be successful in monetizing its patent. Management continues to seek alternative sources of capital to support operations.  Finally, world economic conditions, in particular those in the United States, may impact sales of fan experiences and the availability of financing.

Use of estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and reported amounts of revenue and expenses during the reporting periods. Material estimates that are particularly susceptible to significant change in the near term relate to inventories, deferred tax asset valuation, revenue recognition with respect to web development and hosting services, assumptions used in the determination of fair value of stock options and warrants using the Black-Scholes option-pricing model, and forfeiture rates related to unvested stock options. Although these estimates are based on management's knowledge of current events and actions, they may ultimately differ from actual results.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at September 30, 2010 and December 31, 2009 the Company provided for reserves totaling $594,000 and $587,000, respectively.

Prepaid royalties

The Company accounts for prepaid royalties in accordance with FASB ASC 928, Financial Reporting in the Record and Music Industry. Artist royalty advances are deferred when paid and expensed based on the completion of performance, shows or other activities.

Revenue recognition

The Company generates revenue principally from sales of fan experiences, from fan club membership fees, from sales of its purchased inventories, and from web development and hosting services.

Fan experiences sales generally include tickets and related experiences at concerts and other events conducted by performing artists. Revenues associated with these fan experiences are generally reported gross, rather than net, following the criteria of FASB ASC 605, "Revenue," and are deferred until the related event has been concluded, at which time the revenues and related direct costs are recognized.

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

Shipping and Handling fees and costs

All amounts billed to customers in sales transactions related to shipping and handling represent revenues earned and are reported as revenues. Costs incurred by the Company for shipping and handling totaling $273,225 and $54,700 during the nine months ended September 30, 2010 and 2009, respectively, are reported as a component of selling, general and administrative expenses.

Advertising costs

Advertising costs, totaling approximately $7,500 and $49,900 for the nine months ended September 30, 2010 and 2009, respectively, are charged to expense when incurred.

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

In 2010 and 2009 a limited number of clients accounted for approximately 79% and 86%, respectively, of the Company's revenues.  These revenues were generated from the sales of tour merchandise, VIP services, online merchandise and fulfillment services.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the provisions of FASB ASC 505, "Equity", and FASB ASC 718, "Compensation - Stock Compensation". Under these provisions, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's or non-employee's requisite service period (generally the vesting period of the equity grant).

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

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 18,995,564 and 31,410,612 shares at September 30, 2010 and 2009, respectively, have been excluded from the computation of diluted earnings per share because they were anti-dilutive. Diluted earnings per share have not been presented for periods during which the Company reports net losses.

Recent Accounting Pronouncements

In October 2009 the FASB issued revised guidance for the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. The revised guidance is part of FASB ASC 605, "Revenue Recognition," and was effective for revenue arrangements entered into, or materially modified, after June 15, 2010. The Company has adopted these new provisions with no material impact on its financial statements.

Reclassifications

Certain amounts in the December 31, 2009 balance sheet have been reclassified to conform with the 2010 presentation with no effect on previously reported net loss or accumulated deficit.

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

The patent is presented net of accumulated amortization of $7,758 and $7,052 at September 30, 2010 and December 31, 2009, respectively.

Amortization expense of intangible assets for each of the nine months ended September 30, 2010 and 2009 was approximately $700.

Estimated future annual amortization expense is $940 for each year through 2019.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	September 30 2010	December 31, 2009
	(Unaudited)	(Audited)
Payroll and related costs	$54,521	$179,605
Professional and consulting fees	300,625	186,064
Royalties	318,254	184,519
Other	69,374	42,162
	$742,774	$592,350

Note 4. Common Stock

Warrants

During the year ended December 31, 2005, the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor paid the Company $110,000 in deposits ("Deposits") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time prior to June 2, 2009 at $.15 per share. On June 1, 2009 the expiration date of the Warrant was extended to June 30, 2009 in exchange for a reduction in the Deposits of $10,000.  On June 28, 2009 the Warrant was exercised with the remaining $200,000 of consideration paid in the form of $80,000 of cash and an agreement for $120,000 for future consulting services valued at $120,000.   At December 31, 2009 the unused portion of consulting services included in stock subscription receivable was $70,000.  During the nine months ended September 30, 2010 the investor provided the balance of those consulting services valued at $70,000.

During the second and third quarters of 2008, in connection with $1,100,000 of short term notes payable, the Company granted warrants for 1,100,000 shares of common stock exercisable at $.25 per share. If not exercised these warrants expire at various dates between April and August 2011.

Share-based Incentive Plans

At September 30, 2010, the Company had two stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

The 2002 Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares.  As of September 30, 2010 there were 3,000,000 shares reserved for issuance. The options granted have a ten-year contractual term and vested either immediately or four years from the date of grant. Information with respect to stock options granted under this plan during 2010 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2009	25,250,000	$0.115
Options exercised	(9,378,048)	0.041
Options outstanding at September 30, 2010	15,871,952	$0.159

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

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2009	2,023,612	$0.001
Granted	6,224,323	0.001
Exercised	(6,224,323)	0.001
Options outstanding at September 30, 2010	2,023,612	$0.001

A summary of the awards under this plan during the nine months ended September 30 is as follows:

	Number of shares	Gross Compensation
	2010
Employee payroll	583,070	$217,996
Consulting and professional fees	5,641,253	1,658,526
Total	6,224,323	$1,876,522

	2009
Employee payroll	630,780	$119,501
Consulting and professional fees	13,219,835	2,165,900
Total	13,850,615	$2,285,401

The maximum number of shares currently reserved for issuance is 5,866,067 shares. The options granted have a ten-year contractual term and vest immediately.

The fair value of the Company’s option grants was estimated at the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	2010	2009
Expected term (based upon historical experience)	<1 week	<1 week
Expected volatility	105.83%	108.60%
Expected dividends	None	None
Risk free interest rate	0.15%	3.31%

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

All but 5,000,000 options outstanding at September 30, 2010 are fully vested and exercisable. Information pertaining to options outstanding at September 30, 2010 is as follows:

Exercise Prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
0.001	2,023,612	8	$787,185
0.041	10,871,952	2	3,794,311
0.415	5,000,000	7.25	-
	17,895,564

The total intrinsic value of options exercised during the nine months ended September 30, 2010 under all plans was $4,022,998 ($2,071,475 under the 2002 Plan and $1,951,523 under the 2001 Plan) in exchange for $384,500 of cash.

Note 5. Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2010 and 2009 due to the Company's net operating losses and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of significant temporary differences and carry forwards that give rise to deferred taxes are as follows:

	September 30, 2010	December 31, 2009
Federal net operating loss carry forward	$11,058,000	$10,568,000
State net operating loss carry forward	1,463,000	1,311,000
	12,521,000	11,879,000
Valuation allowance	(12,521,000)	(11,879,000)
Net deferred tax asset	$-	$-

The valuation reserve applicable to net deferred tax asset at September 30, 2010 and December 31, 2009 is due to the likelihood of the deferred tax not to be utilized.

The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The periods from 2007-2009 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FASB ASC 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the nine months ended September 30, 2010 and 2009.

At September 30, 2010, the Company has federal and state net operating loss carry forwards of approximately $34,100,000 and $15,500,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2015, while the federal carry forwards will expire intermittently through 2030.

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

The Company pays rent, as a tenant at will, to a company in which Steven Rotman is a shareholder. Monthly payments under this arrangement are approximately $2,000.

During the nine months ended September 30, 2009 the Company paid Steven Rotman $60,000 in consulting fees.  There were no such fees incurred during the nine months ended September 30, 2010.

Note 7. Commitments and contingencies

Lease commitment

The Company leases office facilities in Boston, Massachusetts under a five year lease expiring in April 2011. The lease requires monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses.

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2010, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Inventories

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

Prepaid royalties

The Company accounts for prepaid royalties in accordance with FASB ASC 928, Financial Reporting in the Record and Music Industry. Artist royalty advances are deferred when paid and expensed based on the completion of performance, shows or other activities.

Results of Operations

Three months ended September 30, 2010 to three months ended September 30, 2009.

The following discussion compares the Company's results of operations for the three months ended September 30, 2010 with those for the three months ended September 30, 2009.  The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three Months Ended September 30,
	2010	2009	% Change
Online merchandise and fulfillment	$743,900	$525,300	42%
Film and video services	90,500	47,100	92%
Tour merchandise and VIP services	3,352,300	1,544,100	117%
Total revenues	$4,186,700	$2,116,500	98%

Celebrity services revenues for the third quarter of 2010 increased $2,070,200 or 98% to $4,186,700 compared to revenues of $2,116,500 for the third quarter of 2009.  The online merchandise and fulfillment revenues increased $218,600 or 42% to $743,900 in the third quarter of 2010, as compared to $525,300 in the third quarter of 2009.  The increase in revenue was primarily attributed to both the addition of higher volume clients in our online merchandise and fulfillment services and a nationally televised biennial fund raising event for one of our major customers.  Revenues associated with film and video services increased $43,400 or 92% to $90,500 in the third quarter of 2010, compared to $47,100 in the third quarter of 2009.  This increase was due to the addition of several smaller unique video productions in the third quarter of 2010 as compared to the third quarter of 2009 where the revenues generated were from one larger unique project.  Revenues from tour merchandise and VIP services were $3,352,300 in the third quarter of 2010, compared to $1,544,100 in the third quarter of 2009, an increase of 117%.  This increase was attributable to an increase in the number of touring clients, all of which had a concentration of shows in the third quarter of 2010.   The performing artists represented by the Company have limited tour dates in the fourth quarter of 2010, and are not expected to begin tour schedules until the first quarter of 2011.

Gross Profit

Gross profit for the third quarter of 2010 decreased by $70,800 or 4%, to $1,279,500 compared to gross profit of $1,350,300 for the third quarter of 2009.  This decrease in the third quarter is primarily attributable to a higher cost of merchandise, and lower retail prices associated with the nationally televised biennial fund raising event from one of our major clients, from which we were the exclusive online fulfillment partner.  Gross profit percentage for the third quarter of 2010 was 31%, compared to 64% for the third quarter of 2009.  This 33% decrease in the third quarter of 2010 was primarily the result of an increase in the cost of merchandise and a reduction in sales prices on goods associated with the biennial fund raising event from one of our major customers

Operating Expenses

Total operating expenses for the third quarter of 2010 were $1,623,500 compared to $1,141,200 for the same period in 2009, an increase of $482,000 or 42%.  The increase in operating costs in the third quarter of 2010 was attributable to an increase in business development and sales related activity, client related expenses due to an active touring cycle in the third quarter, and the increase in shipping expenses at our fulfillment center due to a nationally televised biennial fund raising event from one of our major fulfillment clients.

Net Loss

The Company realized a net loss in the third quarter of 2010 of $344,200 as compared to a net income of $209,800 for the same period in 2009.  The losses for the third quarters of 2010 and 2009 each represent less than $0.01 per share.

Nine months ended September 30, 2010 to nine months ended September 30, 2009.

The following discussion compares the Company's results of operations for the nine months ended September 30, 2010 with those for the nine months ended September 30, 2009.  The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Nine Months Ended September 30,
	2010	2009	% Change
Online merchandise and fulfillment	$1,773,800	$1,299,100	37%
Film and video services	218,900	249,700	-12%
Tour merchandise and VIP services	4,466,600	2,515,500	78%
Total revenues	$6,459,300	$4,064,300	59%

Celebrity services revenues for the first three quarters of 2010 increased $2,395,000 or 59% to $6,459,300 compared to revenues of $4,064,300 for the first three quarters of 2009.  The online merchandise and fulfillment revenues increased $474,700 or 37% to $1,773,800 in the first three quarters of 2010, as compared to $1,299,100 in the first three quarters of 2009.  This increase in revenue was primarily attributed to the addition of several new fulfillment clients and from a nationally televised biennial fund raising event for one of our major customers.  Revenues associated with film and video services decreased $30,800 or 12% to $218,900 in the first three quarters of 2010, compared to $249,700 in the first three quarters of 2009.  This decrease was primarily the result of a decrease in the size and an increase in the number of unique film and video projects in the first nine months of 2010, as compared to the nine months of 2009 where there were fewer, but larger projects that had a longer life cycle.  Revenues from tour merchandise and VIP services were $4,466,600 in the first three quarters of 2010, compared to $2,515,500 in the first three quarters of 2009, an increase of 78%.  The increase was attributable to an increase in the number of touring clients in both VIP services and tour merchandise, as compared to the nine months of 2009 where a major client cancelled a tour in the third quarter.  The performing artists represented by the Company have limited tour dates in the fourth quarter of 2010, and are not expected to begin tour schedules until the first quarter of 2011.

Gross Profit

Gross profit for the first three quarters of 2010 increased by $167,100 or 8%, to $2,310,300 compared to gross profit of $2,143,200 for the first three quarters of 2009.  The increase was primarily attributable to the increase in both touring activity and an increase in the volume of online merchandise and fulfillment.  This increase was offset by a decrease in film and video services due to lower gross margins on smaller film and video projects.  The overall gross margin percentage decreased to 36% for the first three quarters of 2010, compared to 53% for the first three quarters of 2009.  This 17% decrease is primarily the result of a tour cancellation in the third quarter or 2009 when the Company generated approximately $414,000 of non-recurring convenience fee revenue associated with the tour cancellation.

Operating Expenses

Total operating expenses for the first three quarters of 2010 were $4,242,500 compared to $3,881,900 for the same period in 2009, an increase of $360,600 or 9.3%.  The increase in operating costs was attributable to an increase in business development and sales related activity, client related expenses due to an active touring cycle in the third quarter of 2010, and the increase in shipping expenses at our fulfillment center due to a nationally televised biennial fund raising event from one of our major fulfillment clients.

Net Loss

The Company realized a net loss in the first three quarters of $1,932,000, as compared to a net loss of $1,736,000 for the same period in 2009.  The losses for the first three quarters of 2010 and 2009 each represent $0.01 per share.

Assets

At September 30, 2010, total assets of the Company were $4,057,000 compared to $2,983,000 at December 31, 2009.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash provided by operating activities for the nine months ended September 30  is as follows:

	2010	2009
Net loss	$(1,932,400)	$(1,735,800)
Depreciation and amortization	19,200	12,900
Share based compensation	339,000	340,000
Fair value of stock options awarded in payment of outside services and compensation	1,876,500	2,285,400
Services provided in consideration of stock subscription receivable	70,000	20,000
Deferred revenues, net of prepaid royalties	(17,800)	245,900
Changes in current assets and liabilities	(208,900)	(631,800)

Net cash provided by operating activities	$145,600	$536,600

Working Capital and Liquidity

The Company had cash and cash equivalents of $1,230,400 at September 30, 2010, compared to $730,400 at December 31, 2009. The Company had approximately $2,717,000 of working capital at September 30, 2010 compared to $1,991,000 at December 31, 2009.  At September 30, 2010 current liabilities were $1,279,000 compared to $943,000 at December 31, 2009. Current liabilities increased at September 30, 2010 compared to December 31, 2009 primarily due to the increase of accounts payable and accrued expenses.

The Company's independent registered public accounting firm has issued a going concern opinion on the Company's financial statements for the year ended December 31, 2009. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates continued growth in revenues and gross profits for the remainder of 2010 and into 2011 from its online merchandise and fulfillment services, for both new and existing clients. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months.  In addition, management continues to explore opportunities to monetize its patent.  However, there can be no assurance that anticipated touring activity will occur, and that the Company will be successful in monetizing its patent. Management continues to seek alternative sources of capital to support operations.  Finally, world economic conditions, in particular those in the United States, may impact sales of fan experiences and the availability of financing.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the President of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified five remaining material weaknesses in internal control over financial reporting.  We identified three weaknesses with respect to entity level controls:  (1) lack of corporate governance; (2) ineffective control environment; and (3) lack of segregation of duties.  We identified two weaknesses with respect to activity level controls:  (1) Lack of procedures and control documentation; and (2) lack of information technology controls and documentation.  Because of these material weaknesses, we concluded that, as of September 30, 2010 our internal control over financial reporting was not effective based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

We intend to implement procedures and controls throughout 2010 to remediate the remaining material weaknesses at the entity and activity levels, and to review further our procedures and controls. We have not remediated any of the material weaknesses during the first three quarters of 2010 other than what was described previously in our Annual Report on Form 10-K for the year ended December 31, 2009 that was filed on March 12, 2010.  In addition, we will make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of September 30, 2010, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

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

PAID, INC.
Registrant

Date: November 8, 2010	By:	/s/ Gregory Rotman
Gregory Rotman, President

Date: November 8, 2010	By:	/s/ Christopher R. Culross
Christopher R. Culross, Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002