Form 10-K
period 2010-12-31
PAID INC
filed 2011-03-11
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to _________________

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Over-the-Counter Bulletin Board on June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $62,690,991.

As of March 1, 2011, the registrant had 288,065,906 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index.

PAID, INC.
Form 10-K
For the Year Ended December 31, 2010

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

Except as required by applicable laws, we do not intend to publish updates or revisions of any forward–looking statements we make to reflect new information, future events or otherwise.  Readers are urged to review carefully and to consider the various disclosures made by the Company in this Annual Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

BUSINESS

Our Business

The Company’s primary focus is to provide brand-related services to businesses and celebrity clients in the entertainment, sports and collectible industries.  PAID’s brand management, brand marketing, social media marketing, product design and merchandising, website design; development and hosting, and authentication services are designed to grow each client’s  customer base in size, loyalty and revenue generation.  We offer entertainers, celebrity athletes and business entities comprehensive web-presence and related services  supporting and managing clients’ official websites and fan-community services including e-commerce, VIP ticketing,  live event fan experiences, user-generated content, client content publishing and distribution, fan forums, social network management, social media marketing, customer data capture, management and analysis.  PAID’s brand support services also include design and production of print, audio and video promotion marketing materials for client branded products and events. In addition to sourcing, designing and marketing, PAID sells merchandise for celebrities, through official fan website stores and other web-based outlets as well as on-tour and retail outlets. Our celebrity services proprietary content management system and our use of both off-the-shelf best of class and proprietary software applications  provides an opportunity for our clients to offer more information, merchandise and experiences directly to their customers and communities while optimizing our ability to capture customer data and build robust customer data-bases for them.  We provide business management tools for online retailers, through AuctionInc, which is home to our patented shipping calculator and automated auction checkout and order processing system. This system provides the fundamental structure for our celebrity web hosting and development services, and for individuals seeking a professional and interactive presence on the Internet.

All the sales for our celebrity and entertainment services, other than retail and tour merchandise, are made through the artist’s official website and official social network site and PAID’s proprietary content managed system. A customer interested in a membership, merchandise, fan experience or ticketing would use our system to make purchases, and then depending on the sale, the Company either ships the merchandise, or delivers the fan experience at a concert or other event. The services offered by a client depend upon the client’s desire and willingness to offer different initiatives.  Not all artists and fan bases are the same and the Company works closely with its different clients to cater to their unique needs.  Our services also include video production, marketing, management, sponsorship, mobile marketing, and website development and management.  We provide these services for artists such as Aerosmith, Moody Blues, The Professional Bull Riders, Stand Up 2 Cancer, Deep Purple, comedian Ron White, Rockapella and others.

The AuctionInc system was originally designed to assist and improve just the Company’s sales, but management realized that there was a need for an order management system for individuals and businesses that sell on the Internet, specifically at auction.  In 2000 the Company’s technology team focused its attention on the core fundamental piece of the system called the Shipping Calculator.  The Company recognized the potential importance of the calculator and filed for a patent before launching it to the public in April of 2001.  The Company obtained a patent on the shipping calculator in January 2008.  The product is modular based and we continue to develop new tools and products for its customers.

AuctionInc Software.  AuctionInc is a suite of online shipping management tools assisting businesses with e-commerce storefronts, shipping solutions, inventory management, and auction processing.  The application was designed originally to reduce overhead costs for auction sales, but over time the functionality and core business is strictly focused on shipping calculations. The product does have tools to assist with other aspects of the fulfillment process, but the main purpose of the product is to provide accurate shipping calculations and packaging algorithms provide customers with the best possible shipping solutions.

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

Business Strategy

During 2010 we experienced continued expansion of our celebrity web-hosting and fan community programs.  We believe there will be an increase in online communities that will create an opportunity for more celebrity web-hosting and fan community services. It is our view that our services and programs will become more desirable as these communities grow. Our proprietary system was built to handle news, events, ticketing, fan experiences, e-commerce, authentication, charity auctions, chat, video, music streaming, mobile services, downloads and forums.

Our goal for our celebrity services is to build the best communication and quality services that provide unparalleled opportunities for viral communities, celebrities and their fans. This goal can be accomplished by implementing the following strategy:

•
Increase the number of celebrity services clients and programs we offer to increasingly monetize internet communities. Provide high quality services and continued impeccable customer and fulfillment services building on our solid reputation.

•	Providing our services in an a la carte format will enable more clients to utilize our platform and services.

•	Expand into new services being offered that will generate larger partnerships and marketing opportunities for our clients.

•	Increase customer data analysis capabilities in order to accelerate the growth of our clients’ customer bases in size, loyalty and revenue generation.

•	Increase the general awareness of our Shipping Calculator and continuing to offer cutting edge technology and services in the industry.

•	Increase our web hosting services, charging a one-time set up fee plus monthly maintenance fees, and an hourly fee for any design or feature enhancements we make.

•	Create a program where PAID works closely with all their service partners and supports their platforms by utilizing our core services.

We expect the above plan will enable us to increase our celebrity services and offer a wider variety of management services providing more resources for a sales and a marketing campaign to promote the Company.

In providing our services, our business plan includes the payment of advances to some clients on merchandise and VIP programs and appearances, and recoupment of those advances from the artists’ and celebrities’ share of profits, as agreed upon in any agreement with the artist or celebrity.

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

Promoting and marketing PAID’s celebrity services will continue by using various mediums of marketing; “adword” campaigns, social media marketing, traditional print methods, and industry trade shows. However, as our celebrity services continue to gain exposure, we have had substantial opportunity to grow our business through referrals. Networking and referral business is a large portion of sales and marketing for these types of services. As we market and promote our celebrity services, we also will be supporting our proprietary content management system, increasing our CRM capabilities and our shipping calculator products.

The Company will continue to market AuctionInc throughout 2011.   In the past, representatives of the Company attended trade shows, events and conferences to analyze the potential for AuctionInc and to narrow the Company’s marketing base.  Based on experience with existing partnerships that promote AuctionInc, the Company believes that creating partnerships is an effective marketing tool to promote and encourage new registrations.  The Company will continue to seek new partnerships.  The Company may promote the AuctionInc product line in trade publications to reach small and midsize companies.

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

Revenue Sources

In 2010, our revenues were derived from our online merchandise and fulfillment operations, film and video services and tour merchandise and VIP programs.  Although we expect that this revenue model will generate increased revenue, if we are not successful in implementing this model, if the entertainment industry and fans do not accept the services we provide, if costs are higher than anticipated, or if revenues do not increase as rapidly as hoped, we may not be able to generate positive cash flow.  There are a number of factors that may impact our plans and inhibit our success.  See “Risk Factors” included in Item 1A.  Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Competition

Electronic content management, fan club membership and fan experiences and ticketing services, are relatively new and growing industries. This industry has several hurdles for new companies; building a strong reputation, proficient operational skills in customer service and fulfillment, and gaining a client base. While these are big hurdles and present a strong barrier to entry, they are not insurmountable.  There are several competitors in this industry like Live Nation, Ticketmaster, Music Today, Artist Arena, and FanAsylum, each of whom offers unique solutions and services.  There are other indirect competitors who deal in just merchandising or electronic memberships, but these companies serve a different customer base.

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

We also utilize free open-source technology in certain areas.  Unlike proprietary software, open-source software has publicly available source code and can be copied, modified and distributed with minimal restrictions.  The client websites we build are developed on a Coldfusion proprietary content management and ecommerce engine. We use open source software and technology as well to support the growing social and viral opportunities on the Internet. By using ‘best-of-breed’ products and tools we can maximize our clients’ opportunities while minimizing our costs which we are able to pass on to our customers.

Research and Development

Over the past 2 years the Company has not made additional investments in research and development.

Employees

The Company currently has 29 full time equivalent employees.  We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.  We have no collective bargaining agreements and consider the relationship with our employees to be good.

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

•
our ability to engage musical artists and celebrities and name brands, to service a sustainable fan base for each musical artist and celebrity, and to sell merchandise, VIP tickets, fan experiences and other services;

•	dependence upon the level of hits to our artists’ sites and on sites that we use to sell our products and services;

•	the popularity and success of the artists and name brands who receive our services;

•	artist tour activities and fan attendance;

•	our ability to recoup any advance paid to an artist or celebrity for merchandise, artist appearances, and VIP programs;

•	our ability to engage organizations for web site development and sponsorship;

•	our ability to market, license and enforce our patented shipping calculator; and

•	development of equal or superior Internet portals, auctions and related services by competitors.

To address these risks, we must, among other things, successfully market celebrities, musical artists, and name brands and service their fan or consumer base, increase traffic to their web sites, maintain our customer base, attract significant numbers of new customers and clients, respond to competitive developments, implement and execute successfully our business strategy and continue to develop and upgrade our technologies and customer services.  We cannot offer any assurances that we will be successful in addressing these risks.

We incurred substantial losses each year since 1999.  There can be no assurance that we will be profitable in the future.

Our capital is limited and we may need additional financing to continue operations.

We require substantial working capital to fund our business.  Additional funds or authorized common stock may be necessary for our Company to continue its operations and to make recoupable advances for merchandise, artist appearances, and VIP programs.  If we are unable to obtain financing in the amounts desired and on acceptable terms, or at all, or issue stock, we could be required to reduce significantly the scope of our expenditures or limit our ability to engage an artist, which would have a material adverse effect on our business potential and the market price of our common stock.  If we raise additional funds by issuing equity securities, our shareholders will be further diluted.  Based on our cash position as of December 31, 2010, we may need additional capital to fund our anticipated operating expenses over the next 12 months.  If we require additional funding, there can be no assurances that the financing will be obtained, or if obtained, that funding will be obtained on reasonably acceptable terms.

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

As a strategic response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on our results of operations and financial condition.  In 2010, almost all of our revenues were derived from our celebrity services, fan club management, and ticketing and fan experiences.  We also generated retail revenues from the sale of autographed merchandise and collectibles.  Adding to these revenues were marketing opportunities for celebrity clients.  Our success depends upon our ability to sign up additional artists and celebrities and businesses with name brands that use our services.

The successful operation of our business depends upon the supply of critical technology elements from other third parties, including our Internet service provider and technology licensors.

Our operations depend on a number of third parties for Internet/telecom access, delivery services, and software services.  We have limited control over these third parties and no long-term relationships with any of them.  We rely on an Internet service provider to connect our web sites to the Internet.  From time to time, we have experienced temporary interruptions in our web sites’ connection and also our telecommunications access.  We license technology and related databases from third parties for certain elements of our properties.  Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services.  Our internally developed software depends on an operating system, database and server software that was developed and produced by and licensed from third parties.  We have from time to time discovered errors and defects in the software from these third parties and, in part, rely on these third parties to correct these errors and defects in a timely manner.  Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business, and could expose us to liabilities to third parties.

We rely on third parties for our order fulfillment, and failures on the part of these third parties could harm our business.

We use overnight courier and delivery services for substantially all of our merchandise and products.  We use third party manufacturers to produce our merchandise.  Should these vendors be unable to deliver our products for a sustained time period as a result of a strike, war, act of terrorism, business failure, or other reason, our business, results of operations and financial condition would be adversely affected.  If, due to computer systems failures or other problems related to these third-party service providers, we experience any delays in shipment, our business, results of operations and financial condition would be adversely affected.

Our failure to manage growth could place a significant strain on our management, operational and financial resources.

Growth places a significant strain on our management, operational and financial resources, and has placed significant demands on our management, which currently includes only three executive officers.  In order to manage growth, we will be required to expand existing operations, particularly with respect to customer service and merchandising, to improve existing and implement new operational, financial and inventory systems, procedures and controls.

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

We are substantially dependent on the continued services of our management, Gregory Rotman, our President and Chief Executive Officer; Christopher Culross, our Chief Financial Officer, and Richard Rotman, our Chief Operating Officer, Vice President, and Secretary, and with the President of our celebrity services group, Keith Garde.  These individuals have acquired specialized knowledge and skills with respect to our Company and our operations and relationships with our clients.  As a result, if any of these individuals were to leave our Company, we could face substantial difficulty in hiring qualified successors and could experience a loss in revenue while any successor obtains the necessary training and experience or builds new relationships.  We do not maintain any key person life insurance.

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

Development and awareness of our Company will depend largely on our success in increasing our customer and client base.  If vendors do not perceive us as an effective marketing and sales channel for their merchandise, or artists do not perceive our Company as offering an entertaining and desirable way to purchase services and merchandise through websites we develop, we may be unsuccessful in promoting and maintaining our brand.  If celebrities, musical artists or sports figures do not recognize or trust our name, they will be less likely to engage us for our services.   To attract and retain customers and to promote and maintain our Company in response to competitive pressures, we may find it necessary to increase our marketing, networking, and advertising budgets and otherwise to increase substantially our financial commitment to creating and maintaining brand loyalty among vendors, clients and consumers.  We will need to continue to devote substantial financial and other resources to increase and maintain the awareness of our online brands among web site users, advertisers and e-commerce entities that we have advertising relationships with through:

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company’s financial statements also must attest to and report on the effectiveness of the Company’s internal control over financial reporting as well as the operating effectiveness of the Company’s internal controls.  We have identified significant deficiencies and material weaknesses in our internal controls and have taken steps to remediate them as cost-effectively as possible.  Based on these significant deficiencies and material weaknesses, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

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

We believe that the principal competitive factors affecting our market are the ability to engage celebrities, musical artists, and businesses in the entertainment industry with name brands, the tour activities of our musical artists, and ability to attract customers at favorable customer acquisition costs, operate the web sites in an uninterrupted manner and with acceptable speed, provide effective customer service and obtain merchandise at satisfactory prices.  We cannot offer any assurances that we can maintain our competitive position against current and potential competitors, especially those with greater financial, marketing, customer support, technical and other resources.

Current competitors have established or may establish cooperative relationships among themselves or directly with celebrities, and musical artists, and with vendors to obtain exclusive or semi-exclusive sources of merchandise.  Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire market share.  Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could materially adversely affect our business, results of operations and financial condition.  Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than the Company.  As a result, these competitors may be able to secure merchandise from vendors on more favorable terms than we can, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development, promotion and sale of their merchandise than we can.

Our success in providing services and merchandise depends upon the popularity of the musical artist, celebrity, and other entities that we serve.

We provide a full line of services for musical artists, and celebrities, as well as other entities with name brands, including sales of merchandise, online ticketing and fan experiences, and a fan web site.  Our success depends in part on the level of popularity of a particular artist, the depth of the fan base, and the continued popularity of the artist.  The Company can be adversely affected, and incur substantial loss of revenue, if an entire tour, or one or more shows within a tour, is terminated due to lack of interest, illness, death, or for any other reason.  In the event that a show or tour is cancelled or postponed, the Company may incur losses for that show, or fail to recoup any advance monies paid to the artist.  In addition, we may not be able to obtain sufficient insurance coverage at reasonable costs to adequately protect us against the death, disability or other failure of such artists to continue engaging in revenue-generating activities under those arrangements.

Any inability to fund the significant up-front cash requirements associated with our touring business could result in the loss of key tours.

To secure a tour, including global tours by major artists, or to establish a relationship, we are often asked to advance funds to the artist or celebrity prior to the sale of any tickets for that tour.  If we do not have sufficient cash on hand or capacity under any credit agreement to obtain cash to advance the necessary funds for any given tour, we would not be able to secure the artist and our revenue would be negatively impacted.

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

In addition, we often agree to pay an artist an upfront recoupable advance for artist or celebrity appearances, VIP programs, and merchandise, prior to our receiving any operating income.  We may agree to advance funds for the artist to record an album, or to pre-fund other artist or brand ventures, and agree to recoup the advance based on future sales.  Therefore, if the public is not receptive to the tour, merchandise, album, or other venture, we may incur a loss depending on the amount of any advance or incurred costs relative to any revenue earned.  We may not have cancellation insurance policies in place to cover our losses if a performer cancels a tour.  Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our operating results and profitability.

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

The market price of the shares of our common stock has been, and is likely to be, highly volatile.  During the 12 months prior to December 31, 2010, our stock price as traded on the OTC Bulletin Board has ranged from a high of $.52 per share to a low of $.17 per share.  The variance in our share price makes it difficult to forecast with any certainty the stock price at which you may be able to buy or sell your shares of our common stock.  The market price for our stock could be subject to wide fluctuations in response to factors that are out of our control such as:

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

We have issued options, warrants that have had and will have a dilutive effect on our shareholders.

We have issued numerous options, and convertible securities to acquire our common stock that have had a dilutive effect on our shareholders.  We depend on our ability to issue stock and options to conserve cash.   We compensate a number of employees and consultants through stock option grants under the Company’s 2001 Non-Qualified Stock Option Plan and more recently under the 2011 Non-Qualified Stock Option Plan.  One hundred ten million shares were registered under that 2001 plan since its inception in 2001, and thirty million shares were registered in 2011 under the 2011 plan.  Typically, shares are immediately exercised by the employee or consultant.  In 2010, employees received options for 910,239 shares equal to $288,957 in compensation, and consultants and professionals received 7,986,582 shares equal to $2,382,960 in compensation.  Dilution is more substantial when our stock price is low.

We may have difficulty obtaining additional financing as a result of the significant number of shares that have been issued and the few remaining shares available for issuance.

New investors may either decline to make an investment in our Company due to the large number of shares outstanding and the few remaining shares that are authorized and available for issuance.

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

Our common stock is currently traded on the OTC Bulletin Board (“OTCBB”), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.  As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange.  There is a limited number of active market makers of our common stock.  In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction.  In the twelve months prior to December 31, 2010, the actual daily trading volume ranged from a low of 42,000 shares of common stock to a high of over 2.7 million shares of common stock with 21 days exceeding a trading volume of 1,000,000 shares.  Selling our shares can be more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited.  These factors result in a limited trading market for our common stock and therefore holders of our Company’s stock may be unable to sell shares purchased should they desire to do so.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any real property. Currently, we are tenants-at-will at our principal office at 4 Brussels Street, Worcester, Massachusetts, and pay $2,600 monthly in rent, where we store most of our merchandise and where we conduct operations.  We also have a corporate office at 236 Huntington Avenue, Boston, 5th Floor, and pay $5,822 monthly under a 5-year lease, due to expire in April 2011.  While we have not completed our decision making, we currently plan to combine and relocate our offices.  The condition of our offices is excellent.  We do not invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities, and we have no policies related to such investments.

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

The following table sets forth the high and low bid information for our common stock as reported by OTCBB for the eight quarters ended December 31, 2010.  The quotations from the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

2009	High	Low
Quarter ended March 31, 2009	$0.23	$0.08
Quarter ended June 30, 2009	$0.42	$0.10
Quarter ended September 30, 2009	$0.55	$0.31
Quarter ended December 31, 2009	$0.60	$0.28
2010	High	Low
Quarter ended March 31, 2010	$0.52	$0.27
Quarter ended June 30, 2010	$0.40	$0.23
Quarter ended September 30, 2010	$0.39	$0.17
Quarter ended December 31, 2010	$0.40	$0.23

As of March 1, 2011, there were approximately 1,612 holders of record of our common stock.  Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

We have not previously paid cash dividends on our common stock, and intend to utilize current resources to operate the business; thus, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

Equity Compensation Plan Information

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	15,871,952	$.159	3,000,000
Equity Compensation Plans Not Approved by Security Holders	2,023,612	$.001	3,193,569
Total	17,895,564	$.141	6,193,569

Refer to Note 8, Notes to Financial Statements for the Years ended December 31, 2010, 2009 and 2008 incorporated by reference herein from Part II, Item 8, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

We compensate a number of employees and consultants through stock option grants under the Company’s 2001 Non-Qualified Stock Option Plan.  One hundred ten million shares were registered under that plan since its inception in 2001.  Typically, shares are immediately exercised by the employee or consultant.  In 2010, employees received options for 910,239 shares equal to $288,957 in compensation, and consultants and professionals received 7,986,582 shares equal to $2,382,960 in compensation.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Performance Graph

The following graph compares the annual percentage change in our cumulative total stockholder return on our common stock during the period commencing on December 31, 2005 and ending on December 31, 2010 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between our share price at the end and the beginning of the measurement period; by (B) our share price at the beginning of the measurement period) with the cumulative total return of the Nasdaq Stock Exchange Composite Index and two peer issuers, Live Nation, Inc. (NYSE: LYV) and Collectors Universe (NASDAQ: CLCT) during such period.  We have not paid any dividends on our common stock, and we do not include dividends in the representation of our performance. The stock price performance on the graph below does not necessarily indicate future price performance.

Company/Index	2005	2006	2007	2008	2009	2010
PAID, INC.	$100	$127	$142	$69	$171	$95
Nasdaq Stock Exchange Composite Index	$100	$111	$122	$72	$104	$122
Collectors Universe, Inc. (NASDAQ: CLCT)	$100	$66	$60	$16	$48	$75
Live Nation, Inc. (NYSE: LYV)	$100	$171	$111	$44	$65	$87

Item 6. Selected Financial Data

The following table summarizes our financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements appearing elsewhere in this annual report. The selected statements of operations data for the fiscal years ended December 31, 2010, 2009 and 2008, and the selected balance sheet data as of December 31, 2010 and 2009 are derived from the audited financial statements, which are included elsewhere in this document. The selected statements of operations data for the years ended December 31, 2007 and 2006, and the balance sheet data at December 31, 2008, 2007 and 2006 are derived from our audited financial statements not included in this document.  Historical results are not necessarily indicative of the results to be expected in future periods.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenue	$7,194,707	$4,725,962	$2,181,236	$3,383,294	$8,048,854
Cost of revenues	4,640,596	3,069,701	1,410,402	1,965,619	5,556,635
Gross profit	2,554,111	1,656,261	770,834	1,417,675	2,492,219
Operating expenses:
General and administrative expenses	5,860,411	5,218,597	5,022,003	4,073,954	4,184,942
Loss from operations	(3,306,300)	(3,562,336)	(4,251,169)	(2,656,279)	(1,692,723)
Other income (expense), net	(505)	78,018	(483,199)	(67,804)	(11,385)
Loss before income taxes	(3,306,805)	(3,484,318)	(4,734,368)	(2,724,083)	(1,704,108)
Provision for income taxes	-	-	-	-	-
Net loss	(3,306,805)	(3,484,318)	(4,734,368)	(2,724,083)	(1,704,108)
Loss per share - basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.01)
Weighted Average Shares	277,021,260	260,711,253	240,469,844	226,679,082	210,364,212

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Total current assets	$3,176,014	$2,933,640	$1,572,684	$1,685,415	$1,477,269
Property and equipment, net	71,767	40,517	30,967	74,338	191,518
Other intangible assets, net	8,007	8,948	9,888	10,828	11,768
Total assets	$3,255,788	$2,983,105	$1,613,539	$1,770,581	$1,680,555
Total current liabilities	$933,583	$942,819	$1,014,222	$762,252	$1,409,433
Long term liabilities	10,307	-	-	-	-
Total shareholders’ equity (deficit)	2,311,898	2,040,286	599,317	1,008,329	271,122
Total liabilities and shareholders’ equity	$3,255,788	$2,983,105	$1,613,539	$1,770,581	$1,680,555

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

Overview

The Company’s primary focus is to provide brand-related services to businesses and celebrity clients in the entertainment, sports and collectible industries.  PAID’s brand management, brand marketing, social media marketing, product design and merchandising, website design; development and hosting, and authentication services are designed to grow each client’s  customer base in size, loyalty and revenue generation.   We offer entertainers, celebrity athletes and business entities comprehensive web-presence and related services  supporting and managing clients’ official websites and fan-community services including e-commerce, VIP ticketing, live event fan experiences, user-generated content, client content publishing and distribution, fan forums, social network management, social media marketing, customer data capture, management and analysis.  We also offer a suite of online shipping management tools, through AuctionInc, to assist businesses with e-commerce storefronts, shipping solutions, inventory management, and auction processing.  Operations are directly affected by the number and type of clients that we provide services to.  Performing artists that tour have the potential to generate larger amounts of revenue than clients that do not tour and the revenue potential of celebrity athletes is dependent upon their performance.

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

Inventories: Inventories are stated at the lower of average cost or market on a first-in, first-out method. On a periodic basis we review inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, we establish reserves based upon management's experience and assessment of current product demand. The Company's inventories are comprised of merchandise and collectibles that relate to performing artists and athletes and valuation of it is more subjective than with more standard inventories. General economic conditions, tour schedules of performing artists, and the reputation of the performing artists/athletes, might make sale or disposition of these inventories more or less difficult. Any increases in the reserves would cause a decline in profitability, since such increases are recorded as charges against operations.  Conversely, to the extent that inventories that are sold had been overly reserved in a prior period, the Company would recognize an increase in earnings, since the carrying cost of the related merchandise had been reduced.

Results of Operations

Year ended December 31, 2010 to year ended December 31, 2009

The following discussion compares the Company's results of operations for the year ended December 31, 2010 with those for the year ended December 31, 2009.  The Company's financial statements and notes thereto included elsewhere in this annual report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues.

The following table compares total revenue for the periods indicated.

	Years Ended December 31,
	2010	2009	% Change
Merchandise and fulfillment	$2,427,900	$1,951,600	24%
Film and video services	235,700	280,800	-16%
Tour merchandise and VIP services	4,531,100	2,493,600	82%
Total revenues	$7,194,700	$4,726,000	52%

Revenues in 2010 increased $2,468,700 or 52% to $7,194,700 as compared to revenues of $4,726,000 in 2009.  The increase was due to the following:

Merchandise and Fulfillment: Merchandise and fulfillment revenues increased 24% or $476,300 to $2,427,900 in 2010 as compared to $1,951,600 in 2009.  This increase was due to the addition of 8 new merchandise and fulfillment clients.  In addition, one of our major customers conducted a bi-annual, nationally televised, event that generated substantial fulfillment activity in the second half of 2010.

Film and Video Services: Film and video revenues in 2010 decreased 16% or $45,050 to $235,700 compared to $280,750 in 2009.  The decrease in revenue was primarily the result of a decrease in the size of unique film and video projects, despite the increase in the number of projects in 2010 as compared to the same period in 2009.

Tour Merchandise and VIP Services: In 2010 tour merchandise and VIP service revenues increased $2,037,500 or 82% to $4,531,100 compared to $2,493,600 in 2009.  The increase was attributable to an increase in the number of touring clients and the frequency of tour dates.  In 2010 the Company had several clients with touring projects throughout the year as compared to 2009 where the Company had fewer touring clients, with one of those clients prematurely cancelling their tour in the third quarter.

Gross profit:

Overall gross margin increased $897,800 to $2,554,100 in 2010, as compared to $1,656,300 in 2009.  The overall gross margin percentage increased by 45 basis points to 35.5% in 2010, as compared to 35.05% in 2009.  The increase was mainly attributed to higher gross margins in merchandise and fulfillment due to purchasing discounts on higher volume purchases.  The increase in merchandise and fulfillment gross margin was offset by a decrease in gross margin in film and video due to smaller less profitable projects.

Operating expenses:

Total operating expenses in 2010 were $5,860,400 compared to $5,218,600 in 2009, an increase of $641,800 or 12.3%.  The increase was attributable to an increase in our administrative expenses of $550,000 due to an increase in sales commissions, travel related to business development and investor relations activities, increases in insurance and the write down of uncollectable pre-paid royalties.  The increase was also attributable to the increase in consulting fees of $30,000 and an increase of $160,000 in shipping expenses associated with all ecommerce related sales. The increase was offset by a $98,000 reduction in professional fees.

Net Loss:

The Company realized a net loss in 2010 of $3,307,000 compared to a net loss $3,484,000 in 2009.  The 2010 and 2009 losses each represent $0.01 per share.

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

Revenues.

The following table compares total revenue for the periods indicated.

	Years Ended December 31,
	2009	2008	% Change
Merchandise and fulfillment	$1,951,600	$916,400	113%
Film and video services	280,800	68,200	312%
Tour merchandise and VIP services	2,493,600	1,196,600	108%
Total revenues	$4,726,000	$2,181,200	117%

Revenues for the year ended December 31, 2009 increased $2,544,800 or 117% to $4,726,000 as compared to revenues of $2,181,200 for the year ended December 31, 2008.  The increase was due to the following:

Merchandise and Fulfillment: Merchandise and fulfillment revenues increased 113% or $1,035,200 to $1,951,600 in 2009 compared to $916,400 in 2008.  This increase was due to the addition of 2 new merchandise and fulfillment clients.  The increase was also attributable to a substantial increase in membership revenue since a major client announced tour dates for 2009.

Film and Video Services: Film and video revenues in 2009 increased 312% or $212,500 to $280,700 compared to $68,200 in 2008.  The increase was due to the Company being awarded a major video project that supported the activities for one of our major clients.

Tour Merchandise and VIP Services: In 2009 tour merchandise and VIP service revenues increased $1,297,000 or 108% to $2,493,600 compared to $1,196,600 in 2008.  The increase in revenue was attributable to a substantial increase both in volume and in price for select VIP services related to a tour from one of our major clients.  This increase was less than expected because the client cancelled the tour in the third quarter of 2009.

Operating Expenses.

Total operating expenses in 2009 were $5,219,000 compared to $5,022,000 in 2008, an increase of $197,000 or 4%.  The increase includes increases in payroll and related costs of $81,000, tour expenses of $42,000, shipping related costs of $121,000, and credit card processing fees of $163,000.  These increases were offset by decreases in professional fees of $112,000, and other operating related costs of $98,000.  The increase in shipping related costs and credit card processing fees is directly attributed to higher levels of touring activity and an increase in ecommerce related sales.

Interest Expense.

During 2009, the Company incurred approximately $2,500 of interest charges compared to interest charges of $484,400 in 2008, a decrease of $481,900. This decrease is attributable to the discount related to restricted stock granted in settlement of notes payable and amortization of the fair value of warrants issued in connection with short term debt in 2008 that did not recur in 2009.

Net Loss.

The Company realized a net loss in 2009 of $3,484,000 compared to a net loss of $4,734,000 in 2008. The 2009 loss represented $.01 per share while the loss for 2008 represented $.02 per share.

Inflation.

The Company believes that inflation has not had a material effect on its results of operations.

Assets

At December 31, 2010, total assets of the Company were $3,256,000 compared to $2,983,000 at December 31, 2009.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash used in operating activities for the years ended December 31 is as follows:

	2010	2009	2008
Operating activities:
Net loss	$(3,306,800)	$(3,484,300)	$(4,734,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,900	18,300	71,000
Bad debts	22,500	-	-
Inventory reserve	-	112,500	150,000
Share based compensation	452,000	453,000	453,000
Amortization of debt discount	-	-	61,100
Fair value of stock options awarded in payment of outside services and compensation	2,671,900	2,837,800	2,159,800
Services received in consideration of payment of stock subscription receivable	70,000	50,000	-
Interest charged on discounted stock issuance	-	-	371,800
Changes in assets and liabilities:	(237,700)	(571,200)	72,300
Net current assets and liabilities associated with advance ticketing	(26,100)	71,100	-

Net cash used in operating activities	(327,300)	(512,800)	(1,395,400)

Working Capital and Liquidity

The Company had cash and cash equivalents of $747,200 at December 31, 2010, compared to $730,400 at December 31, 2009.  Working capital at December 31, 2010 was $2,242,400, compared to $1,991,000 at December 31, 2009, an increase of $251,400.  The increase was primarily attributable to increases in accounts receivable of $121,700, an increase in prepaid royalties  of $519,800, offset by a decrease in prepaid expenses of $406,000.  The increase in prepaid royalties relates to advances paid to clients in anticipation of touring activities for 2011.

The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management anticipates growth in revenues and gross profits in 2011 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients. Subject to the discussion below, management believes that the Company has sufficient cash resources to fund operations during the next 12 months.  These resources include cash on hand, accounts receivable, and management's continued exploration of opportunities to monetize its patent.  However, there can be no assurance that anticipated touring activity will occur, and that the Company will be successful in monetizing its patent. Management continues to seek alternative sources of capital to support operations.

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

Contractual Obligations and Other Commercial Commitments

The table below summarizes our gross contractual obligations and other commercial commitments as of December 31, 2010.

Contractual Obligations	2011	2012	2013	Total

Operating lease	17,400	-	-	17,400
Capital Lease	6,492	6,492	3,787	16,771
Total contractual obligations	23,892	6,492	3,787	34,171

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

Seasonality

Our revenue is subject to seasonality and fluctuations during the year primarily related to artist touring activities.  More outdoor venues are available between May and September.  In addition, the timing of tours for top-grossing acts could impact comparability of quarterly results year over year.

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

As described in our accompanying Management’s Report on Internal Control over Financial Reporting, we have identified five remaining material weaknesses in internal control over financial reporting.  Because of these remaining material weaknesses, we concluded that, as of December 31, 2010, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

We intend to implement procedures and controls in 2011 to take further steps to remediate the material weaknesses at the entity and activity levels, and to review further our procedures and controls. In addition, we will continue to make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2010 based on criteria established under the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment.  Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2010 due to the following:

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

Although significant steps have been taken in this area, many of the changes made to our entity level controls were implemented late in 2008, with no significant steps made in 2009 or 2010.  In addition, further work is required to develop appropriate controls in some aspects of entity level control to provide reasonable assurance that controls are designed in the most effective and efficient manner possible.  While we believe these changes will be effective at mitigating risk of material error, there continues to be additional work required for us to conclude that all three of these control areas are operating effectively.  As noted in the Management’s Report on Internal Control over Financial Reporting, we consider each of these control areas within the entity level control to constitute a material weakness.

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

•
Improved physical inventory controls, overseen by management, with weekly reviews randomly checking floor to sheet and sheet to floor.  This procedure is designed to tighten inventory controls and create faster turns of inventory by management discussing with merchandising personnel on the status of the inventory on a more regular basis.

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

•	Updated our information systems user profiles to improve access controls.

•	Implemented improvements to our information systems to further address control deficiencies.

•	Updated secure backup procedures with best practice methodologies for protecting our financial data and, in case of a problem, continuously testing restoration from backup tapes.

•	Enhanced the documentation of certain core proprietary technologies so that there is more redundancy and protection of corporate assets.

Although significant steps have been taken in this area, many of the changes made to our activity level controls were implemented late in 2008, with no significant steps made in 2009 or 2010.  In addition, further work is required to develop appropriate controls in some aspects of activity level control to provide reasonable assurance that controls are designed in the most effective and efficient manner possible.  Therefore, while we believe these changes are effective at mitigating risk of material error, there continues to be additional work required for us to conclude that both of these control areas are operating effectively.  Therefore, as noted in the Management’s Report on Internal Control over Financial Reporting, we consider each of these control areas within the activity level control to constitute a material weakness.

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

Our independent registered public accounting firm has issued its report on the Company’s internal control over financial reporting as of December 31, 2010.  This report appears below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
PAID, INC.
Worcester, Massachusetts

We have audited PAID, INC.’s (the Company) internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As described in Managements’ Annual Report on Internal Control over Financial Reporting, management has concluded that the Company did not maintain effective control over financial reporting as of December 31, 2010 due to pervasive control deficiencies and material weaknesses. The existence of pervasive control deficiencies and material weaknesses impair the effectiveness of other controls by rendering their design ineffective or by keeping them from operating effectively. As stated in management’s report, the pervasive deficiencies identified include both entity and activity level controls and consisted of (1) ineffective corporate governance, (2) an ineffective control environment, (3) the lack of any procedural and control documentation, (4) a pervasive lack of segregation of duties without appropriate alternative controls and, (5) the lack of information technology controls and documentation. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements. This report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Bard (United States), the balance sheets and the related statements of operations, cash flows and stockholders equity of the Company as of and for the year ended December 31, 2010. Our report dated March 11, 2011 expressed an unqualified opinion on those financial statements.

/s/ CCR LLP
Westborough, MA
March 11, 2011

Changes in Internal Control Over Financial Reporting

As discussed in the Managements' Annual Report on Internal Control over Financial Reporting, the Company made a number of changes to improve its internal controls over financial reporting late in 2008.  Although significant steps were taken late in 2008, no additional changes were made in 2009 or 2010. Therefore, while we believe they are effective at mitigating risk of material error, we have not yet concluded that they are operating effectively.

Item 9B.   Other Information

Not applicable.

PART III

Item  10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of PAID:

Name	Age	Position
Gregory Rotman*	45	Director, Chief Executive Officer & President
Richard Rotman*	40	Director, Chief Operating Officer, Vice President & Secretary
Christopher Culross	44	Chief Financial Officer, Treasurer & Assistant Secretary
Andrew Pilaro	41	Director
____________ *Gregory Rotman and Richard Rotman are brothers.

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

Richard Rotman has served as a Director and Vice President and Secretary of PAID since February 1999.  He has served as Chief Operating Officer since March 2010, and as Chief Financial Officer and Treasurer from February 1999 through March 2010.  Prior to joining PAID, he was involved in the management and day-to-day operations of Rotman Auction, which he formed in February 1997.  From 1995 until February 1997, Mr. Rotman worked for the family business, Rotman Collectibles, where he focused on sale and distribution of collectibles, including through auctions and on the Internet.

Christopher Culross became the Company’s Chief Financial Officer effective in March 2010.  Prior to joining PAID in October 2009, he served as the Chief Financial Officer of G.V. Moore Lumber Co., Inc., from 2007 until 2009, as Corporate Controller for ClearStory Systems, Inc. from 2005 to 2007, as Chief Financial Officer/Chief Operating Officer for the Center for Living and Working, Inc., from 2002 to 2005, and as Director of Budgeting and Planning for ACT Manufacturing, Inc. from 2000 to 2002.

Andrew Pilaro has served as a Director of PAID since September 2000.  Since 2005, he has served as Chairman of CAP Advisors Limited, an investment management company, with responsibility for asset management.

The Company has not made any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Other Significant Persons

Keith Garde, age 57, is President of the celebrity services group.  Mr. Garde has more than 25 years of management and production experience in the entertainment industry.   In 1995, Mr. Garde founded PKA Management, a Boston-based firm that manages national talent, manages video production and provides consulting services.  Mr. Garde was one of the early pioneers in leveraging the Internet for entertainment entities, utilizing it for the digital distribution of artists' content and intellectual property.   Mr. Garde has collaborated on special projects for MTV, VH1, A&E, ESPN, NFL, Disney, Paramount Pictures, Daimler-Chrysler, multiple record labels and many other major corporations and artists.   He also serves as special projects manager for the artist Aerosmith.

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

Audit Committee Report

The Audit Committee reviewed and discussed our audited financial statements for the year ended December 31, 2010 with our management.  The Audit Committee also reviewed and discussed our audited financial statements and the matters required to be discussed by Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU section 380) with CCR LLP, our independent registered public accounting firm. The Audit Committee received from CCR LLP the written disclosures and letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The Audit Committee Andrew Pilaro

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company’s Code of Ethics will be provided to anyone, free of charge, upon request to:  Christopher Culross, CFO, PAID, INC., 4 Brussels Street, Worcester, Massachusetts 01610.

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

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview

Our three member board of directors serves in lieu of a compensation committee.  The Board does not have a separate compensation committee.  The Board is responsible for establishing policies and otherwise discharging the responsibilities of a compensation committee with respect to the compensation of our executive officers.  Our President and our Chief Operating Officer are members of the Board and help set compensation.

The Board has traditionally set a low salary for its executive officers, and has relied at times on grants of stock options as further compensation incentive.   The primary objective of our use of stock options is to compensate executives in a way that reinforces decisions which would lead to long-term growth, which in turn leads to increased stockholder value.  The Board also periodically is responsible for administering our incentive and equity-based plans. All decisions with respect to executive compensation are approved by the Board, including the one independent member of the board.

Elements of compensation for our executives named in the Summary Compensation Table generally include one or more of the following:

•	Base Salary (not typically subject to adjustment);
•	Bonus; and
•	Stock Option Awards.

In addition, our executives receive the same health, disability and insurance benefits as all other full time employees.

Our allocation between long-term and currently paid compensation is intended to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and our shareholders. We provide cash compensation in the form of base salary to meet competitive salary norms to the extent possible. At times, we provide non-cash compensation to reward tenure with the Company.  Our option awards typically require a one to four year vesting from the date of grant to encourage management continuity.  There is no established policy or formula for deciding when to award long-term compensation or the amount of such compensation.  This approach provides us with flexibility to respond to marketplace and individual factors in attracting and retaining our executives and encouraging performance.

Elements of Compensation

Base Salary

Our Board establishes base salary compensation for our executive officers at a rate that the Board considers low in order to conserve limited cash resources. In establishing base salaries for the fiscal year ended December 31, 2010, our Board considered historical salaries paid to executive officers.  Increases are not pre-set and, if made, would take into account the executive’s performance, responsibilities of the position, and experience.  The salaries for the Company’s President and COO have increased only slightly in 2010 during for the three year period ended on December 31, 2010, and the salary for the Company’s new CFO was reset when he was promoted in 2010.  The Board does not believe that a sufficient peer group exists to appropriately compare the base salaries against other companies, but believes that the salaries paid are competitive with or substantially lower than other comparable entities.

Bonus and Other Non-Equity Incentive Plan Compensation

Given our desire to conserve cash, we generally do not award cash bonuses or provide for other non-equity incentive plan compensation. However, our COO was awarded a bonus to make his salary more competitive with similarly situated officers in the Company.

Stock Option and Equity Incentive Programs

We believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership culture and closely align the interests of our executive officers with the interests of our shareholders. Because of the direct relationship between the value of an option and the market price of our common stock, we believe that granting stock options is a good method of motivating the executive officers to manage our Company in a manner that is consistent with the interests of our Company and our shareholders. We believe that equity grants in the form of stock options motivate executives to make stronger business decisions, improve financial performance, focus on both short-term and long-term objectives and encourage behavior that protects and enhances the long-term interests of our stockholders.  In addition, the one to four year vesting feature of our typical equity grants is designed to encourage executive officer retention because this feature provides an incentive to our executive officers to remain in our employ during the vesting period.

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

The Company’s 2002 Stock Option Plan provides for the reservation of 30,000,000 shares of Common Stock of the Company for issuance upon the exercise of options granted under the plan.  Three million options are currently available for grant under the plan (  Upon any attempt to transfer an option, or to assign, pledge, hypothecate or otherwise dispose of an option in violation of the Stock Option Plan, or upon the levy of any attachment or similar process upon such option or such rights, the option immediately becomes null and void.

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

In 2010, we compensated a number of non-executive employees and consultants through stock option grants under the Company’s 2001 Non-Qualified Stock Option Plan.  The 2001 Plan expired on January 31, 2011 and was replaced with the 2011 Non-Qualified Stock Option Plan.  One hundred twenty million shares were reserved under the 2001 Plan since its inception, and thirty million shares were reserved under the 2011 Plan.  Typically, shares are immediately exercised by the employee or consultant.  In 2010, employees received options for 910,239 shares equal to $288,958 in compensation, and consultants and professionals received 7,986,582 shares equal to $2,382,959 in compensation.

Compensation to the Named Executive Officers

While we did not research comparable salaries with a peer group, we believe that our named executive officers’ salaries are either competitive with or substantially lower than salaries of similarly situated executive officers.

Two of our three named executives have served in their roles since February 1999. Over the past 10 years, the two executives received two stock option grants which vested over time.  The first grant was made under the Company’s 2002 Stock Option Plan on October 11, 2002.  Both executives were granted options to purchase 10,000,000 shares of common stock at an exercise price of $.041, pursuant to the following vesting schedule:  options to purchase 4,000,000 shares of common stock vested on April 11, 2003; options to purchase 3,000,000 shares of common stock vested on October 11, 2003, and options to purchase 3,000,000 shares vested on October 11, 2004.    Under the Company’s 2002 Stock Option Plan, on January 10, 2008, each of Gregory Rotman and Richard Rotman received an additional grant of 2,500,000 shares of common stock at $.415 per share, which vest on January 10, 2012.

The following table sets forth the compensation of the Company’s chief executive officer, the chief financial officer, and each officer whose total cash compensation exceeded $100,000, for the last three fiscal years ended December 31, 2010, 2009 and 2008.

	SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary (1)	Bonus	Option Awards ($)		Total
Gregory Rotman	2010	$113,000	$0	$0		$113,000
President and Chief	2009	$100,000	$0	$0		$100,000
Executive Officer (PEO)	2008	$100,000	$0	$226,862	(2)	$326,862

Christopher Culross	2010	$196,635	$0	$0		$196,635
Chief Financial Officer (PFO)	2009 (3)	$28,846	$0	$10,371		$39,217

Richard Rotman	2010	$113,000	$57,331	$0		$170,331
Chief Operating Officer, Vice	2009	$100,000	$0	$0		$100,000
President, and Secretary	2008	$100,000	$0	$226,862	(2)	$326,862

(1)  In 2009, and 2008, for each of Gregory Rotman and Richard Rotman, the executive earned $100,000, although payment may have been accrued and paid in a later pay period.

(2)  On January 10, 2008, each of Gregory Rotman and Richard Rotman received stock received options to purchase 2,500,000 shares of common stock at an exercise price of $.415 per share.  The options vest four years after the date of grant.

(3)  Start date was October 21, 2009.  Salary was annualized at $150,000 per year.   Mr. Culross was promoted to CFO in March 2010.

The Company did not make any equity awards or grants to either of the named executive officers in 2010.

The following tables set forth certain information related to outstanding equity awards as of December 31, 2010 for our executive officers.  No equity or stock awards to executive officers were made in 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Gregory Rotman	3,750,000	0	0	$.041	10/11/12
President and CEO (PEO)	0	2,500,000	0	$.415	1/10/18

Christopher Culross	0	0	0	0	--
Chief Financial Officer,	0	0	0	0	--
Treasurer and Assistant Secretary (PFO)

Richard Rotman	5,121,952	0	0	$.041	10/11/12
Chief Operating Officer, Vice President and Secretary	0	2,500,000	0	$.415	1/10/18

OPTION EXERCISES AND STOCK VESTED

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Gregory Rotman President and CEO (PEO)	5,500,000	$1,074,500

Christopher Culross Chief Financial Officer, Treasurer and Assistant Secretary (PFO)	0	0

Richard Rotman Chief Operating Officer, Vice President and Secretary	3,878,048	$996,975

None of the Company's directors, including two of our named executive officers who serve as directors, received any separate compensation from the Company for serving as directors in 2010.  However, on October 11, 2002, Andrew Pilaro received options to purchase 2,000,000 shares of common stock at an exercise price of $.041, pursuant to the 2002 Stock Option Plan, subject to the following vesting schedule:  options to purchase 800,000 shares of common stock vested immediately; options to purchase an additional 600,000 shares of common stock vested on October 11, 2003, and options to purchase 600,000 shares of common stock vested on October 11, 2004.  These options have not been exercised and expire on October 11, 2012.

Compensation Committee Interlocks and Insider Participation

The Company has no separate compensation committee.  Each of Gregory Rotman, Richard Rotman and Andrew Pilaro, and no other current or former officer or director, participated in deliberations of the Board of Directors concerning executive officer compensation.  For the fiscal year ended December 31, 2010, (i) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; (ii) no executive officer of the Company served as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; and (iii) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

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
Andrew Pilaro
Gregory Rotman
Richard Rotman

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 1, 2011 of each of our directors and executive officers, and all of our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (4)
Gregory Rotman	7,263,633(1)	2.42%
Richard Rotman	13,399,294(2)	4.47%
Christopher Culross	0	0.00%
Andrew Pilaro	2,068,700 (3)	0.69%
All directors and executive officers as a group (4 individuals)	22,731,627	7.58%

(1)  Includes options to purchase 3,750,000 shares of the Company’s common stock at an exercise price of $.041, granted on October 11, 2002.  Excluded are options to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $.415, granted on January 10, 2008, which vest on January 10, 2012, as such options are not exercisable within 60 days, and thus, are not beneficially owned.

(2)  Includes options to purchase 5,121,952 shares of the Company’s common stock at an exercise price of $.041, granted on October 11, 2002.  Excluded are options to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $.415, granted on January 10, 2008, which vest on January 10, 2012, as such options are not exercisable within 60 days, and thus, are not beneficially owned.

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

To the knowledge of the management of the Company, based solely on our review of SEC filings, the following table sets forth the beneficial ownership of our common stock as of March 1, 2011 of each beneficial owner of more than five percent of any class of the Company’s Common Stock, other than as held by our directors and executive officers.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Lewis Asset Management, Corp. Lewis Opportunity Fund, L.P. LAM Opportunity Fund, Ltd. 500 5th Avenue, Suite 2240 New York, NY 10010	31,459,208	10.49%
___________________________________

The information regarding the Company’s “Equity Compensation Plan Information” is incorporated herein by reference in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions. and Director Independence

The Company did not engage in any transaction in 2009 or 2010, and does not currently propose any transaction, in which the Company was is a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Parties

It is our unwritten policy, which policy is not otherwise evidenced, for any related party transaction that involves more than a de minimis obligation, expense or payment or stock option or equity grants, to obtain approval by our entire board of directors prior to our entering into any such transaction.  In conformity with our various policies on related party transactions, any transactions discussed in this Item 13 has been reviewed and approved by our board of directors.

Director Independence

We are currently traded on the OTCBB. Accordingly, we are not required to and do not have a majority of independent directors or a compensation or nominating committee.  Andrew Pilaro is the sole member of the audit committee.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by CCR LLP for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2010 and 2009, and the reviews of the quarterly financial statements included in the Company’s Forms 10-Q for fiscal years 2010 and 2009, were $68,500 and $98,925, respectively.

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

PAID, INC.

By:	/s/ Gregory Rotman
Gregory Rotman, President
Date:	March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gregory Rotman
Gregory Rotman, President and Director (PEO)
Date: March 11, 2011

/s/ Richard Rotman
Richard Rotman, Vice President,
Secretary and Director
Date: March 11, 2011

/s/ Andrew Pilaro
Andrew Pilaro, Director
Date: March 11, 2011

/s/ Christopher R. Culross
Christopher R. Culross, Chief Financial Officer (PFO)
Date: March 11, 2011

PAID, INC.
INDEX TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2010 and 2009	F-3

Statements of Operations

Years ended December 31, 2010, 2009 and 2008	F-4

Statement of Changes in Shareholders’ Equity

Years ended December 31, 2010, 2009 and 2008	F-5

Statements of Cash Flows

Years ended December 31, 2010, 2009 and 2008	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
PAID, INC.
Worcester, Massachusetts

We have audited the accompanying balance sheets of PAID, INC. (the Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PAID, INC. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ CCR LLP

Westborough, Massachusetts
March 11, 2011

PAID, INC.
BALANCE SHEETS
AS OF DECEMBER 31,

ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$747,245	$730,433
Accounts receivable, net	303,941	182,266
Inventories, net	1,052,524	1,042,700
Prepaid expenses and other current assets	112,592	518,722
Prepaid royalties	959,712	439,879
Due from employees	-	19,640

Total current assets	3,176,014	2,933,640

Property and equipment, net	71,767	40,517
Intangible asset, net	8,007	8,948

Total assets	$3,255,788	$2,983,105

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$292,493	$159,716
Capital leases - current portion	6,510	-
Accrued expenses	469,953	592,350
Deferred revenues	164,627	190,753

Total current liabilities	933,583	942,819

Long term liabilities
Capital lease - net of current	10,307	-

Commitments and contingencies (note 11)	-	-

Shareholders' equity:
Common stock, $.001 par value, 350,000,000 shares authorized; 286,449,511 and 268,174,642 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	286,450	268,175
Additional paid-in capital	44,861,127	41,370,985
Accumulated deficit	(42,835,679)	(39,528,874)
Stock subscription receivable	-	(70,000)

Total shareholders' equity	2,311,898	2,040,286

Total liabilities and shareholders' equity	$3,255,788	$2,983,105

See accompanying notes to consolidated financial statements

PAID, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009	2008
Revenues	$7,194,707	$4,725,962	$2,181,236
Cost of revenues	4,640,596	3,069,701	1,410,402
Gross profit	2,554,111	1,656,261	770,834

Operation expenses	5,860,411	5,218,597	5,022,003
Loss from operations	(3,306,300)	(3,562,336)	(4,251,169)

Other Income (expense)
Interest expense	(602)	(2,500)	(484,441)
Other income	97	80,518	1,242
Total other income (expense), net	(505)	78,018	(483,199)

Loss before taxes	(3,306,805)	(3,484,318)	(4,734,368)
Provision for income taxes	-	-	-
Net Loss	$(3,306,805)	$(3,484,318)	$(4,734,368)

Loss per share - basic	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares - basic	277,021,260	260,711,253	240,469,844

See accompanying notes to consolidated financial statements

PAID, INC.
 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Common stock		Additional Paid-in	Accumulated	Stock subscription
	Shares	Amount	Capital	Deficit	receivable	Total

Balance, December 31, 2007	234,636,742	$234,637	$32,083,880	$(31,310,188)	$-	$1,008,329

Issuance of common stock pursuant to exercise of stock options granted to employees for services	440,183	440	99,868	-	-	100,308

Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	8,106,079	8,106	1,801,409	-	-	1,809,515

Intrinsic value of options granted to consultant for service	-	-	250,000	-	-	250,000

Proceeds from assignment of call option	-	-	123,464	-	-	123,464

Issuance of warrants in conjunction with loan payable	-	-	61,112	-	-	61,112

Proceeds from extension and expiration date of warrants	-	-	10,000	-	-	10,000

Common stock issued in payment of notes payable	7,436,042	7,436	1,479,771	-	-	1,487,207

Share based compensation related to issuance of incentive stock options	-	-	453,000	-	-	453,000

Options exercised	750,000	750	30,000	-	-	30,750

Net loss	-	-	-	(4,734,368)	-	(4,734,368)

Balance, December 31, 2008	251,369,046	$251,369	$36,392,504	$(36,044,556)	$-	$599,317

Issuance of common stock pursuant to exercise of stock options granted to employees for services	1,098,272	1,099	280,902	-	-	282,001

Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	8,880,400	8,880	2,472,543	-	-	2,481,423

Gross compensation related to stock options granted to consultant for service	-	-	74,398	-	-	74,398

Proceeds from the assignment of call options	-	-	158,245	-	-	158,245

Issuance of common stock	4,826,924	4,827	1,341,393	-	-	1,346,220

Exercise of warrants	2,000,000	2,000	198,000	-	(120,000)	80,000

Services received in consideration of payment of stock subscription receivable	-	-	-	-	50,000	50,000

Share based compensation related to issuance of incentive stock options	-	-	453,000	-	-	453,000

Net loss	-	-	-	(3,484,318)	-	(3,484,318)

Balance, December 31, 2009	268,174,642	$268,175	$41,370,985	$(39,528,874)	$(70,000)	$2,040,286

Issuance of common stock pursuant to exercise of stock options granted to employees for services	910,239	910	288,047	-	-	288,957

Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	7,986,582	7,987	2,374,973	-	-	2,382,960

Share based compensation related to issuance of incentive stock options	-	-	452,000	-	-	452,000

Services received in consideration of payment of stock subscription receivable	-	-	-	-	70,000	70,000

Options exercised	9,378,048	9,378	375,122	-	-	384,500

Net loss	-	-	-	(3,306,805)	-	(3,306,805)

Balance, December 31, 2010	286,449,511	$286,450	$44,861,127	$(42,835,679)	$-	$2,311,898

See accompanying notes to financial statements

PAID, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009	2008
Operating activities:
Net loss	$(3,306,805)	$(3,484,318)	$(4,734,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,877	18,348	71,031
Bad debts	22,500	-	-
Inventory reserve		112,527	150,000
Share based compensation	452,000	453,000	453,000
Amortization of debt discount			61,112
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	2,382,960	2,555,821	2,059,515
Fair value of stock options awarded to employees in payment of compensation	288,957	282,001	100,308
Services received in consideration of payment of stock subscription receivable	70,000	50,000	-
Issuance of common stock in payment of interest on notes payable			15,405
Interest charged on discounted stock issuance			371,802
Changes in assets and liabilities:		-
Accounts receivable	(144,175)	(199,500)	(1,425)
Inventories	(9,824)	(138,289)	28,753
Prepaid expense and other current assets	425,770	57,970	68,460
Prepaid royalties	(519,833)	(148,959)	(290,920)
Accounts payable	132,777	(239,667)	126,907
Accrued expenses	(122,397)	97,211	114,863
Deferred revenue	(26,126)	71,053	10,200

Net cash used in operating activities	(327,319)	(512,802)	(1,395,357)

Investing activities:
Property and equipment additions	(57,186)	(26,958)	(26,720)

Financing activities:
Proceeds of notes and loans payable	-	-	1,100,000
Proceeds from capital lease	18,306
Payments on capital lease	(1,489)
Proceeds from assignment of call options	-	158,245	123,464
Proceeds from sale of warrants	-	80,000	10,000
Proceeds from the exercise of stock options	384,500	-	30,750
Proceeds from issuance of common stock	-	925,000	-

Net cash provided by financing activities	401,317	1,163,245	1,264,214

Net increase (decrease) in cash and cash equivalents	16,812	623,485	(157,863)

Cash and cash equivalents, beginning	730,433	106,948	264,811

Cash and cash equivalents, ending	$747,245	$730,433	$106,948

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$602	$-	$40,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Amounts due in connection with issuance of common stock	$-	$421,220	$-
Common stock issued in payment of notes payable	$-	$-	$1,100,000

See accompanying notes to financial statements

PAID, INC.
DECEMBER 31, 2010, 2009 AND 2008
NOTES TO FINANCIAL STATEMENTS

Note 1. Organization

The Company’s primary focus is to provide brand-related services to businesses and celebrity clients in the entertainment, sports and collectible industries.  PAID’s brand management, brand marketing, social media marketing, product design and merchandising, website design; development and hosting, and authentication services are designed to grow each client’s  customer base in size, loyalty and revenue generation.  We offer entertainers, celebrity athletes and business entities comprehensive web-presence and related services  supporting and managing clients’ official websites and fan-community services including e-commerce, VIP ticketing,  live event fan experiences, user-generated content, client content publishing and distribution, fan forums, social network management, social media marketing, customer data capture, management and analysis.

Note 2. Management's Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has continued to incur significant losses. For the years ended December 31, 2010, 2009, and 2008 the Company reported losses of approximately $3,306,805, $3,484,000 and $4,734,000, respectively.  The Company has an accumulated deficit of $42,835,679 at December 31, 2010.

To date the Company has met its cash needs from the proceeds of the sale of warrants, equity financing, and the assignment of the call options discussed in Note 8.

Management anticipates growth in revenues and gross profits in 2011 from its celebrity services products and websites, and similar services to other entities; including memberships, fan experiences and ticketing, appearances, website development and hosting, and merchandise sales from both existing and new clients.  In addition, management continues to explore opportunities to monetize its patent.

Although there can be no assurances, the Company believes that the above anticipated additional revenues, and additional financing will be sufficient to meet the Company's working capital requirements through the end of 2011.

Note 3. Summary of Significant Accounting Policies

Adoption of New Accounting Standards

In October 2009 the FASB issued revised guidance for the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement.  The revised guidance is part of ASC 605, "Revenue Recognition," and is effective for revenue arrangements entered into, or materially modified, after June 15, 2010. These provisions of ASC 605 were adopted by the Company in 2010 with no material impact on our financial statements.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at December 31, 2010 and 2009 the Company provided for reserves totaling $609,000 and $587,000, respectively.

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

Fan experience sales generally include tickets and related experiences at concerts and other events conducted by performing artists. Revenues associated with these fan experiences are generally reported gross, rather than net, following the criteria of ASC 605, "Revenue," and are deferred until the related event has been concluded, at which time the revenues and related direct costs are recognized.

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

Shipping and Handling fees and costs

All amounts billed to customers in sales transactions related to shipping and handling represent revenues earned and are reported as revenues. Costs incurred by the Company for shipping and handling totaling $393,000, $200,000, and $91,100 in 2010, 2009, and 2008, respectively, are reported as a component of selling, general and administrative expenses.

Selling and Administrative expenses

Selling, general, and administrative expenses include travel, payroll, credit card processing fees, shipping and handling, professional fees, and other general and administrative costs.

Advertising costs

Advertising costs, totaling approximately $12,800, $33,700, and $30,900 in 2010, 2009 and 2008, respectively, are charged to expense when incurred.

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

For the year ended December 31, 2010 75% of the Company's revenues were generated from the sales of three clients.  For the year ended December 31, 2009, one client Aerosmith, generated 67% of the Company's revenues primarily from the sales of VIP experiences.  For the year ended December 31, 2008, 76% of the Company's revenues were generated from the sales of three clients.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful collections of $25,000 and $2,500 at December 31, 2010 and 2009, respectively. In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicates the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date.

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

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation with no effect on previously reported net loss or accumulated deficit.

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

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 18,995,564, 32,914,625, and 26,136,054 shares at December 31, 2010, 2009 and 2008, respectively, have been excluded from the computation of diluted earnings per share because they were anti-dilutive. Diluted earnings per share have not been presented as a result of the Company’s net loss for each year.

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

Note 4. Property and Equipment

At December 31, property and equipment consisted of the following:

	2010	2009
Computer equipment and software	$177,824	$126,137
Office furnture	9,324	3,824
Website development costs	314,191	314,191
	501,339	444,152
Accumulated depreciation	(429,572)	(403,635)
	$71,767	$40,517

Depreciation expense of property and equipment for the years ended December 31, 2010, 2009, and 2008 amounted to $25,937, 17,408, and $70,091, respectively.

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

The patent is presented net of accumulated amortization of $8,000 and $7,100 at December 31, 2010 and 31, 2009, respectively.

Amortization expense of intangible assets for each of the years ended December 31, 2010, 2009 and 2008 was $940.

Estimated future annual amortization expense is $940 for each year through 2019.

Note 6. Accrued Expenses

At December 31 accrued expenses are comprised of the following:

	2010	2009
Payroll and related costs	$48,271	$179,605
Professional and consulting fees	86,431	186,064
Royalties	266,071	184,519
Other	69,180	42,162
	$469,953	$592,350

Note 7. Long-Term Liabilities

Capital Lease Obligations

The Company has a lease agreement for certain equipment, which expires in July 2013.  The net book value of the assets held under the capital lease was approximately $19,500, and is included in property and equipment.

Minimum future lease payments under capital lease obligations as of December 31, 2010 are as follows:

Year Ended December 31,
2011	$6,510
2012	6,510
2013	3,797
Total future minimum lease payments	16,817
Less amount representing interest	-
Present value of net minimm lease payments	16,817
Less current portion	6,510
$10,307

Note 8. Common Stock

Call Option Agreements

In connection with a May 9, 2005 settlement with Leslie Rotman regarding the value paid and the value received in a 2001 transaction the Company received a call option for 2,000,000 shares of the Company's common stock at $.001 per share. Leslie Rotman is the mother, of Gregory Rotman, President of the Company, and Richard Rotman, COO/Vice President/Secretary of the Company. The option was assignable by the Company.  During 2009, 2008, 2007, 2006, and 2005 the Company assigned options to purchase 376,665, 340,000, 50,000, 800,000, and 433,335 shares, respectively, in exchange for $158,245, $123,464, $15,537, $331,848 and $96,885.  The proceeds from the assignments of these options were added to the paid in capital of the Company. At December 31, 2010 and 2009 there were no remaining call options outstanding.

Warrants

During the year ended December 31, 2005, the Company entered into an Agreement and sold a warrant to purchase common stock ("Warrant") to an investor. The investor paid the Company $110,000 in deposits ("Deposits") for the right to acquire up to 2,000,000 shares of unregistered common stock at any time prior to June 2, 2009 at $.15 per share. On June 1, 2009 the expiration date of the Warrant was extended to June 30, 2009 in exchange for a reduction in the Deposits of $10,000.  On June 28, 2009 the Warrant was exercised with the remaining $200,000 of consideration paid in the form of $80,000 of cash and an agreement for future consulting services valued at $120,000.  At December 31, 2009 the unused portion of consulting services included in stock subscription receivable was $70,000.  During the year ended December 31, 2010 the investor provided the balance of the consulting services.

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

In October 2008 the Company issued 7,436,042 shares of restricted common stock in connection with the payment of $1,100,000 of short term notes payable plus the related outstanding interest totaling $15,006. The conversion price was $.15 per share.  The Company's stock on the date of conversion was trading at $.20 per share resulting in an additional interest charge to earnings of $372,000.

Issuance of Common Stock

During 2009 the Company had agreements with certain individual artists of a single band, the Company issued 4,826,924 shares of common stock and guaranteed the individual artists that those shares would sell for a minimum of $1,600,000.  If the shares sold for less than the minimum agreed upon amount the artists would receive cash or additional shares to make up the difference.  The shares and guaranteed amounts were based upon a minimum number of tour dates.  A portion of the related tour was canceled after only approximately 35% of the dates were performed.  Consequently, in 2009 the Company included in cost of revenues approximately $565,000 related to the portion of the tour that was completed.  The artists sold the related shares, and as a result of an unanticipated increase in the market value of the Company's stock, and the tour cancellation, received in excess of the guaranteed amounts. Consequently, the Company agreed to receive back $1,346,220 representing the amount of the original advance payment associated with the canceled portion of the tour totaling $346,876 plus $999,344 representing the amount in excess of the guaranteed payment for the tour dates performed.  These transactions are reported in the 2009 statement of changes in stockholders' equity as issuance of common stock.

At December 31, 2009, there remained outstanding receivables related to this arrangement totaling approximately $421,200.  In January 2010 $115,000 was collected and the balance totaling $306,200 was reclassified to prepaid royalties, to be offset by future touring activity.

Share-based Incentive Plans

Active Plans:

At December 31, 2010, the Company had two active stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

The 2002 Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares.  As of December 31, 2010 there were 3,000,000 shares reserved for issuance. The options granted have a ten-year contractual term and vested either immediately or four years from the date of grant.   Information with respect to stock options granted under the above plans is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2008	28,250,000	$1.080
Forfeited	(3,000,000)	0.415
Options outstanding at December 31, 2009	25,250,000	$0.115
Options exercised	(9,378,048)	0.041
Options outstanding at December 31, 2010	15,871,952	$0.159

The fair value of options granted under the 2002 Plan during 2008 was $1,815,000 which, assuming no forfeiture rate, resulted in $452,000, $453,000, and $453,000 being charged to operations during each of the years ended December 31, 2010, 2009, and 2008 respectively.

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

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2008	1,527,625	$0.001
Granted	15,301,583	0.001
Exercised	(14,805,596)	0.001
Options outstanding at December 31, 2009	2,023,612	$0.001
Granted	8,896,821	0.001
Exercised	(8,896,821)	0.001
Options outstanding at December 31, 2010	2,023,612	$0.001

A summary of the awards under this plan during the years ended December 31 is as follows:

	Number of shares	Gross Compensation
	2010
Employee payroll	910,239	$288,957
Consulting and professional fees	7,986,582	2,382,960
Total	8,896,821	$2,671,917

	2009
Employee payroll	1,098,272	$282,001
Consulting and professional fees	13,707,324	3,827,643
Total	14,805,596	$4,109,644

	2008
Employee payroll	440,183	$100,308
Consulting and professional fees	8,106,079	1,809,515
Total	8,546,262	$1,909,823

The maximum number of shares currently reserved for issuance is 3,193,569 shares. The options granted have a ten-year contractual term and vest immediately.

The fair value of the Company’s option grants was estimated at the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	2010	2009	2008
Expected term (based upon historical experience)	<1 week	<1 week	<1 week
Expected volatility	107.24%	108.31%	114.75%
Expected dividends	None	None	None
Risk free interest rate	0.13%	3.40%	3.40%

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

All but 5,000,000 options outstanding at December 31, 2010 are fully vested and exercisable. Information pertaining to options outstanding at December 31, 2010 is as follows:

Exercise Prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
0.001	2,023,612	7.75	$524,116
0.041	10,871,952	1.75	2,380,957
0.415	5,000,000	7	-
	17,895,564

The total intrinsic value of options exercised during the year ended December 31, 2010 under all plans was $4,743,392 in exchange for $384,500 of cash.  The total intrinsic value of options exercised during the year ended December 31, 2009 under all plans was $2,387,424 in exchange for no cash, since they were all exercised under the 2001 Plan.

The 2001 Plan expired on January 31, 2011, and on February 1, 2011 the Company's Board of Directors adopted the 2011 Non-Qualified Stock Option Plan ("2011 Plan") which provides for the award of non-qualified options for up to 30,000,000 shares.

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

Note 9. Income Taxes

There was no provision for income taxes for the years ended December 31, 2010, 2009, and 2008 due to the Company's net operating loss and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of significant temporary differences and carry forwards that give rise to deferred taxes are as follows:

	2010	2009
Federal net operating loss carry forwards	$11,529,000	$10,568,000
State net operating loss carry forwards	1,340,000	1,311,000
	12,869,000	11,879,000
Valuation allowance	(12,869,000)	(11,879,000)
Net deferred tax asset	$-	$-

The valuation reserve applicable to net deferred tax asset at December 31, 2010 and 2009 is due to the likelihood of the deferred tax not to be utilized.

The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The periods from 2007-2010 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not recognize any significant interest expense related to income taxes during the years ended December 31, 2010 and 2009.

At December 31, 2010, the Company has federal and state net operating loss carry forwards of approximately $35,000,000 and $14,000,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2015, while the federal carry forwards will expire intermittently through 2030.

Note 10. Related party transactions

Steven Rotman is the father, and Leslie Rotman is the mother, of Gregory Rotman, President of the Company, and Richard Rotman, COO/Vice President/Secretary of the Company. The Company entered into a number of transactions during 2009 and 2008 with both Steven Rotman and Leslie Rotman. Management believes that these transactions are fair and reasonable to the Company and no less favorable than could have been obtained by an unaffiliated third party.

In December 2001, the Company engaged Steven Rotman to provide consulting services to the Company.  He did not provide any consulting services to the Company in 2010 while in 2009 and 2008, he provided $60,000, and $50,000, respectively, of consulting fees which were paid to him in the form of options under the 2001 Plan.

The Company pays rent, as a tenant at will, to a company in which Steven Rotman is a shareholder. Monthly payments under this arrangement are $2,500.

Note 11. Commitments and contingencies

Lease commitment

The Company leases an office facility in Boston, Massachusetts under a five year lease expiring in April 2011, but is subject to monthly extensions until the Company finalizes its facility alternatives.  The lease requires monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses.

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation.  As of December 31, 2010, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Note 12. Results by Quarter (Unaudited)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2010. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

	FOR THE QUARTERS ENDED
	3/31/2010	6/30/2010	9/30/2010	12/31/2010
Revenues	$1,078,084	$1,194,461	$4,186,737	$735,425

Gross Profit	500,537	530,226	1,279,522	243,826

Loss from operations	(783,111)	(805,149)	(343,953)	(1,374,087)

Net loss	(783,070)	(805,140)	(344,194)	(1,374,401)

Loss per share - basic	$-	$-	$-	$-
Loss per share - diluted	N/A	N/A	N/A	N/A

Weighted average shares - basic	269,918,897	273,501,440	279,750,389	284,611,109
Weighted average shares - diluted	N/A	N/A	N/A	N/A

	FOR THE QUARTERS ENDED
	3/31/2009	6/30/2009	9/30/2009	12/31/2009
Revenues	$326,866	$1,620,915	$2,116,536	$661,645

Gross Profit	189,717	603,147	1,350,335	(486,938)

Income (loss) from operations	(836,311)	(1,111,521)	209,129	(1,823,633)

Net income (loss)	(838,807)	(1,106,826)	209,806	(1,748,491)

Income (loss) per share - basic	$-	$-	$-	$(0.01)
Income (loss) per share - diluted	N/A	N/A	$-	N/A

Weighted average shares - basic	252,826,173	257,294,430	257,294,430	267,380,185
Weighted average shares - diluted	N/A	N/A	286,541,637	N/A

EXHIBIT INDEX

No.	Description of Exhibits

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 25, 2003)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on December 8, 2004)
4.1	Specimen of certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Form SB-2/A filed on December 1, 2000)
4.2
Agreement dated November 21, 2008, by and between the Company and Lewis Asset Management Equity Fund, LLP with respect to the purchase of 2,500,000 shares at $.20 per share (incorporated by reference to Exhibit 4.2 to Form 10-KSB filed on March 31, 2009)

4.3	Form of Warrant to Lewis Asset Management with respect to Promissory Note dated April 29, 2009 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on May 12, 2009)
10.1+	2001 Non-Qualified Stock Option Plan, as amended (incorporated by reference from Exhibit 99.1 to Form S-8 filed on September 5, 2003)
10.2+	2002 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.17 to Form 10-KSB filed on March 31, 2003)
10.3+	2011 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 99.1 to Form S-8 filed on February 2, 2011)
10.4	Promissory Note dated April 29, 2009 for up to $2,500,000 to Lewis Asset Management (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 12, 2009)
23*	Consent of CCR LLP
31.1*	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32*	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

* filed herewith
+ Indicates a management contract or any compensatory plan, contract or arrangement