Form 10-Q
period 2011-03-31
PAID INC
filed 2011-05-10
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

COMMISSION FILE NUMBER 0-28720

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

As of May 2, 2011 the issuer had outstanding 288,683,494 shares of its Common Stock, par value $.001 per share.

1

PAID, INC.
Form 10-Q
For the Three months ended March 31, 2011

Part I – Financial Information

ITEM 1.                      FINANCIAL STATEMENTS

ASSETS	MARCH 31, 2011	DECEMBER 31, 2010
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$378,834	$747,245
Accounts receivable, net	166,298	303,941
Inventories, net	1,005,858	1,052,524
Prepaid expenses and other current assets	125,414	112,592
Prepaid royalties	1,155,514	959,712

Total current assets	2,831,918	3,176,014

Property and equipment, net	66,403	71,767
Intangible asset, net	7,772	8,007

Total assets	$2,906,093	$3,255,788

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$313,408	$292,493
Capital lease - current portion	6,510	6,510
Accrued expenses	420,027	469,953
Deferred revenues	266,876	164,627

Total current liabilities	1,006,821	933,583

Long term liability
Capital lease - net of current portion	8,680	10,307

Commitments and contingencies (note 7)

Shareholders' equity:
Common stock, $.001 par value, 350,000,000 shares authorized; 288,410,798 and 286,449,511 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	288,411	286,450
Additional paid-in capital	45,458,741	44,861,127
Accumulated deficit	(43,856,560)	(42,835,679)

Total shareholders' equity	1,890,592	2,311,898

Total liabilities and shareholders' equity	$2,906,093	$3,255,788

See accompanying notes to financial statements

PAID, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2011	2010
Revenues	$711,323	$1,078,084
Cost of revenues	409,946	577,547
Gross profit	301,377	500,537

Operating expenses	1,321,823	1,283,648
Loss from operations	(1,020,446)	(783,111)

Other Income (expense)
Interest expense	(442)	-
Other income	7	41
Total other income (expense), net	(435)	41

Loss before taxes	(1,020,881)	(783,070)
Provision for income taxes	-	-
Net loss	$(1,020,881)	$(783,070)

Loss per share - basic	$-	$-
Weighted average number of shares - basic and diluted	287,979,151	269,918,897

See accompanying notes to financial statements

PAID, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2011	2010
Operating activities:
Net loss	$(1,020,881)	$(783,070)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,798	5,846
Share based compensation	113,000	113,000
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	440,985	199,077
Fair value of stock options awarded to employees in payment of compensation	45,590	117,996
Services received in consideration of payment of stock subscription receivable	-	30,000
Changes in assets and liabilities:
Accounts receivable	137,643	270,567
Inventories	46,666	(21,216)
Prepaid expense and other current assets	(12,822)	(274,265)
Prepaid royalties	(195,802)	-
Accounts payable	20,915	187,303
Accrued expenses	(49,926)	55,266
Deferred revenue	102,249	210,826

Net cash provided by (used in) operating activities	(364,585)	111,330

Investing activities:
Property and equipment additions	(2,199)	(15,569)

Financing activities:
Payments on capital lease	(1,627)	-
Proceeds from the exercise of stock options	-	82,000

Net cash provided by (used in) financing activities	(1,627)	82,000

Net increase (decrease) in cash and cash equivalents	(368,411)	177,761

Cash and cash equivalents, beginning	747,245	730,433

Cash and cash equivalents, ending	$378,834	$908,194

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$442	$-

See accompanying notes to financial statements

PAID, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	286,449,511	$286,450	$44,861,127	$(42,835,679)	$2,311,898

Issuance of common stock pursuant to exercise of stock options granted to employees for services	175,694	176	45,414	-	45,590

Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	1,785,593	1,785	439,200	-	440,985

Share based compensation related to issuance of incentive stock options	-	-	113,000	-	113,000

Net loss	-	-	-	(1,020,881)	(1,020,881)

Balance, March 31, 2011	288,410,798	$288,411	$45,458,741	$(43,856,560)	$1,890,592

See accompanying notes to financial statements

PAID, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011 and 2010

Note 1. Organization and Significant Accounting Policies

The primary focus of PAID, Inc. (the “Company”) is to provide brand-related services to businesses and celebrity clients in the entertainment, sports and collectible industries.  PAID’s brand management, brand marketing, social media marketing, product design and merchandising, website design; development and hosting, and authentication services are designed to grow each client’s  customer base in size, loyalty and revenue generation.  We offer entertainers, celebrity athletes and business entities a comprehensive web-presence and related services by supporting and managing clients’ official websites and fan-community services including e-commerce, VIP ticketing,  live event fan experiences, user-generated content, and client content publishing and distribution.

General

The Company has prepared the financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010 that was filed on March 11, 2011.

In the opinion of management, the Company has prepared the accompanying financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2011.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses - The carrying amount of these financial instruments approximates fair value because of the short-term nature of these instruments.

Management’s Plan

The Company has continued to incur significant losses.  For the quarter ended March 31, 2011, the Company reported a loss of $1,020,881, and for the years ended December 31, 2010, and 2009, the Company reported losses of approximately $3,306,800, and $3,484,000 respectively.  The Company has an accumulated deficit of $43,856,600 at March 31, 2011.

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

Although there can be no assurances, the Company believes that the above anticipated additional revenues, will be sufficient to meet the Company's working capital requirements through the end of 2011.

Use of estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and reported amounts of revenue and expenses during the reporting periods. Material estimates that are particularly susceptible to significant change in the near term relate to inventories, deferred tax asset valuation, assumptions used in the determination of fair value of stock options and warrants using the Black-Scholes option-pricing model, and forfeiture rates related to unvested stock options. Although these estimates are based on management's knowledge of current events and actions, they may ultimately differ from actual results.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at March 31, 2011 and December 31, 2010 the Company provided for reserves totaling $609,000.

Prepaid royalties

The Company accounts for prepaid royalties in accordance with FASB ASC 928, Financial Reporting in the Record and Music Industry. Artist royalty advances are deferred when paid and expensed based on the completion of performances, shows or other activities.  Certain stock advances contain guaranties related to the proceeds from the sale of the stock, and are accounted for at fair value on the date of issuance.

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

Shipping and Handling fees and costs

All amounts billed to customers in sales transactions related to shipping and handling represent revenues earned and are reported as revenues. Costs incurred by the Company for shipping and handling totaling $90,300 and $71,400 during the three months ended March 31, 2011 and 2010, respectively, are reported as a component of selling, general and administrative expenses.

Advertising costs

Advertising costs, totaling approximately $1,000 and $4,800 for the three months ended March 31, 2011 and 2010, respectively, are charged to expense when incurred.

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

In 2011 and 2010 a limited number of clients accounted for approximately 40% and 71%, respectively, of the Company's revenues.  These revenues were generated from the sales of tour merchandise, VIP services, online merchandise and fulfillment services.

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

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 18,995,564 and 25,877,625 shares at March 31, 2011 and 2010, respectively, have been excluded from the computation of diluted earnings per share because they were anti-dilutive. Diluted earnings per share have not been presented for periods during which the Company reports net losses.

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

The patents are presented net of accumulated amortization of $8,230 and $8,000 at March 31, 2011 and December 31, 2010, respectively.

Amortization expense of intangible assets for each of the three months ended March 31, 2011 and 2010 was approximately $230.

Estimated future annual amortization expense is $940 for each year through 2019.

On April 19, 2011, the United States Patent and Trademark Office issued the Company's patent #7930237 providing the Company with the rights granted to patent holders, including the ability to seek licenses for patent use and to protect the patent from infringement. The Company's patent covers a technique for facilitating advanced, rapid, accurate estimation of shipping costs across multiple shipping carriers and shipping options between buyer and seller in an online auction.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2011	December 31, 2010
Payroll and related costs	$26,654	$48,271
Professional and consulting fees	42,131	86,431
Royalties	284,992	266,071
Other	66,250	69,180
	$420,027	$469,953

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

Share-based Incentive Plans

During the three months ended March 31, 2011, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), to replace the 2001 Plan discussed below, and has filed Registration Statements on Form S-8 to register 30,000,000 shares of its common stock. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under this plan during the three months ended March 31, 2011 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2010	-	$0.001
Granted	886,197	0.001
Exercised	(886,197)	0.001
Options outstanding at March 31, 2011	-	$0.001

A summary of the awards under this plan during the three months ended March 31 is as follows:

	Number of shares	Gross Compensation
	2011
Employee payroll	157,717	$41,375
Consulting and professional fees	728,480	187,931
Total	886,197	$229,306

At March 31, 2011 there were 29,113,803 shares reserved for issuance under this plan.

2001 Plan

The 2001 Non-Qualified Stock Option Plan (the "2001 Plan") expired on January 31, 2011.  The plan was adopted by the Company on February 1, 2001 and has filed Registration Statements on Form S-8 to register 120,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants could have elected to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under this plan during the three months ended March 31, 2011 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2010	2,023,612	$0.001
Granted	1,075,090	0.001
Exercised	(1,075,090)	0.001
Options outstanding at March 31, 2011	2,023,612	$0.001

 A summary of the awards under this plan during the three months ended March 31 is as follows:

	Number of shares	Gross Compensation
	2011
Employee payroll	17,977	$4,215
Consulting and professional fees	1,057,113	253,054
Total	1,075,090	$257,269

	2010
Employee payroll	328,304	$117,996
Consulting and professional fees	575,390	199,077
Total	903,694	$317,073

There are currently no shares reserved for issuance under this plan.

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares.  As of March 31, 2011 there were 3,000,000 shares reserved for issuance and options for 15,871,952 shares outstanding. The options granted have a ten-year contractual term and vested either immediately or four years from the date of grant.  During the three months ended March 31, 2011 there were no options granted or exercised under this plan.

Fair value of issuances

The fair value of the Company’s option grants under the 2011 and 2001 Plans was estimated at the date of grant using the Black-Scholes option–pricing model with the following weighted average assumptions:

	2011	2010
Expected term (based upon historical experience)	<1 week	<1 week
Expected volatility	103.42%	106.61%
Expected dividends	None	None
Risk free interest rate	0.05%	3.70%

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

All but 5,000,000 options outstanding at March 31, 2011 are fully vested and exercisable. Information pertaining to options outstanding at March 31, 2011 is as follows:

Exercise Prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
0.001	2,023,612	7.59	$524,116
0.041	10,871,952	1.53	2,380,957
0.415	5,000,000	6.78	-
	17,895,564

Note 5. Income Taxes

There was no provision for income taxes for the three months ended March 31, 2011 and 2010 due to the Company's net operating losses and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of significant temporary differences and carry forwards that give rise to deferred taxes are as follows:

	March 31, 2011	December 31, 2010
Federal net operating loss carry forward	$11,809,000	$11,529,000
State net operating loss carry forward	1,425,000	1,340,000
	13,234,000	12,869,000
Valuation allowance	(13,234,000)	(12,869,000)
Net deferred tax asset	$-	$-

The valuation reserve applicable to net deferred tax asset at March 31, 2011 and December 31, 2010 is due to the likelihood of the deferred tax not to be utilized.

The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The periods from 2007-2010 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company has not recognized any accrued interest or penalties associated with any unrecognized tax benefits, during the three months ended March 31, 2011 and 2010.

At March 31, 2011, the Company has federal and state net operating loss carry forwards of approximately $36,000,000 and $15,000,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2015, while the federal carry forwards will expire intermittently through 2030.

Note 6. Related party transactions

Steven Rotman is the father, of Gregory Rotman, President of the Company, and Richard Rotman, Vice-President/Secretary of the Company. The Company pays rent, as a tenant at will, to a company in which Steven Rotman is a shareholder. Monthly payments under this arrangement are approximately $2,500.

Note 7. Commitments and contingencies

Lease commitment

The Company leases an office facility in Boston, Massachusetts under a five year lease expiring in April 2011, but is subject to monthly extensions until the Company finalizes its facility alternatives.  The lease requires monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses.

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2011, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Note 8. Prepaid Royalties

Prepaid royalties represent amounts paid in advance to certain clients and are recoupable against future royalties earned by the clients.  Advances are issued in either cash or stock and advance amounts are calculated based on the clients’ projected earning potential over a fixed period of time.  Advances issued in stock are recorded at the fair value on the date of issue.  The Company did not have any guaranties outstanding at March 31, 2011.

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10K for the fiscal year ended December 31, 2010 that was filed on March 11, 2011.

For example, the Company's ability to achieve positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company's inability to successfully implement the Company's business and revenue model, tour or event cancellations, higher costs than anticipated, the Company's inability to sell its products and services to a sufficient number of customers, the introduction of competing products or services by others, the Company's failure to attract sufficient interest in, and traffic to, its sites, the Company's inability to complete development of its sites, the failure of the Company's operating systems, and the Company's inability to increase its revenues as rapidly as anticipated. If the Company is not profitable in the future, it will not be able to continue its business operations.

Overview

The Company’s primary focus is to provide brand-related services to businesses and celebrity clients in the entertainment, sports and collectible industries.  PAID’s brand management, brand marketing, social media marketing, product design and merchandising, website design; development and hosting, and authentication services are designed to grow each client’s  customer base in size, loyalty and revenue generation.   We offer entertainers, celebrity athletes and business entities comprehensive web-presence and related services by supporting and managing clients’ official websites and fan-community services including e-commerce, VIP ticketing, live event fan experiences, user-generated content, client content publishing and distribution, fan forums, social network management, social media marketing, customer data capture, management and analysis.  We also offer a suite of online shipping management tools, through AuctionInc, to assist businesses with e-commerce storefronts, shipping solutions, inventory management, and auction processing.  Operations are directly affected by the number and type of clients that we provide services to.  Performing artists that tour have the potential to generate larger amounts of revenue than clients that do not tour and the revenue potential of celebrity athletes is dependent upon their performance.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our financial statements included in our Form 10-K filed on March 11, 2011.  However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty.  In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures.  Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies include:

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

Prepaid royalties

The Company accounts for prepaid royalties in accordance with FASB ASC 928, Financial Reporting in the Record and Music Industry.  Prepaid royalties represent amounts paid in advance to certain clients and are recoupable against future royalties earned by the clients.  Advances are issued in either cash or stock and advance amounts are calculated based on the clients projected earning potential over a fixed period of time.  Advances issued in stock are recorded at the fair value on the date of issue.

Results of Operations

Three months ended March 31, 2011 to three months ended March 31, 2010.

The following discussion compares the Company's results of operations for the three months ended March 31, 2011 with those for the three months ended March 31, 2010.  The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three Months Ended March 31,
	2011	2010	% Change
Merchandise and fulfillment	$539,300	$509,800	6%
Film and video services	8,000	106,500	-92%
Tour merchandise and VIP services	164,000	461,800	-64%

Total revenues	$711,300	$1,078,100	-34%

Revenues decreased 34% principally as a result of a 64% decrease in tour merchandise and VIP services and a 92% decrease in film and video services.  These revenue decreases were offset by a 6% increase in merchandise and fulfillment services.

Merchandise and fulfillment revenues increased $29,500 or 6% to $539,300 compared to $509,800 for the first quarter of 2010.  The increase is due a 19% increase in the number of active clients, and an increase in the volume of those clients due to an increase in marketing related activities.

Film and video services decreased $98,500 or 92% to $8,000 compared to $106,500 for the first quarter of 2010.  The decrease was driven by a decrease in the number of projects due to the movement of staff to other internal projects.

Tour merchandise and VIP services decreased $297,800 to $164,000 compared to $461,800 for the first quarter of 2010.  The decrease was driven by a late tour cycle, which provided for fewer touring dates in the first quarter of 2011, compared to the first quarter of 2010.

The Company's touring and VIP activities are subject to the effects of touring seasonality which are specific to each of our touring clients.  Touring clients typically do not announce tour plans until two to four months in advance of the first show.  Consequently, revenues for the quarter ended March 31, 2011, are not necessarily indicative of results to be expected for the full year.  The Company represents several touring clients, most of which are expected to tour throughout 2011.

Gross Profit

Gross profit decreased $199,100 or 39.8% to $301,400 compared to $500,500 in the first quarter of 2010.  The decrease in gross profit is directly related to both the decrease in revenues in tour merchandise and VIP services, and film and video services that caused a 4.1 percentage point decrease in the gross margin from 46.4% in the first quarter of 2010 to 42.4% in the first quarter of 2011.

The decrease in revenues reduced gross profit by $170,300, and the decrease in gross margin percentage reduced gross profit by $28,800.  The decrease in gross margin percentage was due to a change in product mix from touring to merchandise and fulfillment, and a higher cost of the merchandise and fulfillment products.

Operating Expenses

Total operating expenses for the first quarter of 2011 were $1,321,800 compared to $1,283,600 for the same period in 2010, an increase of $38,200 or 3%.  The increase in operating costs in the first quarter of 2011 is due to an increase of $31,200 in client related expenses in preparation for the 2011 touring cycle and shipping related costs due to an increase in merchandise and fulfillment activities.  The increase in operating expenses is also attributable to an increase of $7,000 in the operating costs associated with our facilities.

Net Loss

The Company realized a net loss in the first quarter of 2011 of $1,020,900 compared to a net loss of $783,100 for the same period in 2010.  The losses for the first quarter of 2011 and 2010 each represent less than $0.01 per share.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash provided by (used in) operating activities for the three months ended March 31 is as follows:

	2011	2010
Net loss	$(1,020,900)	$(783,100)
Depreciation and amortization	7,800	5,800
Share based compensation	113,000	113,000
Intrinsic value of stock options awarded in payment of outside services and compensation	486,600	317,100
Services provided in consideration of stock subscription	-	30,000
Deferred revenues	102,200	210,800
Changes in current assets and liabilities	(53,300)	217,700

Net cash provided by (used in) operating activities	$(364,600)	$111,300

Working Capital and Liquidity

The Company had cash and cash equivalents of $378,800 at March 31, 2011, compared to $747,200 at December 31, 2010. The Company had approximately $1,825,000 of working capital at March 31, 2011, a decrease of $417,000 as compared to $2,242,000 at December 31, 2010.  The decrease in working capital was due to a decrease in cash and cash equivalents of $368,000 to fund the operating activities in the first quarter of 2011, and an increase in current liabilities due to the increase in deferred revenues associated with the sales of VIP services that will be recognized in the second and third quarters.

The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months.  Management believes that that there are sufficient resources to generate positive cash flow through the continued growth in revenue and gross profit, through the recoupment of prepaid royalties, and an increase in inventory turns.  Subject to the discussion below, management believes that the Company has adequate cash resources to fund operations during the next 12 months.  In addition, management continues to explore opportunities to monetize its patent.  However, there can be no assurance that anticipated touring activity will occur, and that the Company will be successful in monetizing its patent.  Management continues to seek alternative sources of capital to support operations.  Finally, world economic conditions, in particular those in the United States, may impact sales of fan experiences and the availability of financing.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency rates, interest rates, and other relevant market rates or price changes.  In the ordinary course of business, the Company is not exposed to market risk resulting from changes in foreign currency exchange rates.  The Company’s overall risk management strategy seeks to balance the magnitude of the exposure and the costs and availability of appropriate financial instruments.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the President of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified five remaining material weaknesses in internal control over financial reporting.  We identified three weaknesses with respect to entity level controls:  (1) lack of corporate governance; (2) ineffective control environment; and (3) lack of segregation of duties.  We identified two weaknesses with respect to activity level controls:  (1) Lack of procedures and control documentation; and (2) lack of information technology controls and documentation.  Because of these material weaknesses, we concluded that, as of March 31, 2011 our internal control over financial reporting was not effective based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of March 31, 2011.

In the first quarter of 2011, we have added additional staff to begin to remediate the lack of segregation of duties.  We have also begun to implement procedures and controls in the first quarter of 2011 and will continue to do so throughout 2011 to remediate the remaining material weaknesses at the entity and activity levels, and to review further our procedures and controls. Although we have not remediated any of the material weaknesses during the first quarter of 2011, we will continue to make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of March 31, 2011, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.	RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2010.

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

PAID, INC

Registrant

Date:	May 9, 2011	By:	/s/ Gregory Rotman
Gregory Rotman, President

Date:	May 9, 2011	By:	/s/ Christopher R. Culross
Christopher R. Culross, Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.                      Description

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002