Form 10-Q
period 2011-06-30
PAID INC
filed 2011-08-05
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
 Yes ☒   No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of August 3, 2011, the issuer had outstanding 291,404,461 shares of its Common Stock, par value $.001 per share.

REVISION # 30	REVISION DATE 7/28/11

PAID, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

Part I – Financial Information

Item 1.	Financial Statements

	Balance Sheets
	June 30, 2011 (unaudited) and December 31, 2010	3

	Statements of Operations
	Three and Six months ended June 30, 2011 and 2010 (unaudited)	4

	Statements of Cash Flows
	Six months ended June 30, 2011 and 2010 (unaudited)	5

	Statement of Changes in Shareholders’ Equity
	Six months ended June 30, 2011 (unaudited)	6

	Notes to Financial Statements
	Six months ended June 30, 2011 and 2010	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	(Removed and Reserved)	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.
BALANCE SHEETS

ASSETS	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$479,252	$747,245
Accounts receivable, net	197,643	303,941
Inventories, net	998,567	1,052,524
Prepaid expenses and other current assets	233,636	112,592
Prepaid royalties	1,016,820	959,712
Total current assets	2,925,918	3,176,014

Property and equipment, net	95,885	71,767
Intangible asset, net	7,537	8,007

Total assets	$3,029,340	$3,255,788

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$333,683	$292,493
Capital leases - current portion	13,650	6,510
Accrued expenses	497,999	469,953
Deferred revenues	442,825	164,627
Total current liabilities	1,288,157	933,583

Long-term liabilities:
Capital leases - net of current	28,580	10,307

Commitments and contingencies (note 7)

Shareholders' equity:
Common stock, $.001 par value, 350,000,000 shares authorized; 291,035,893 and 286,449,511 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	291,036	286,450
Additional paid-in capital	46,089,576	44,861,127
Accumulated deficit	(44,668,009)	(42,835,679)
Total shareholders' equity	1,712,603	2,311,898

Total liabilities and shareholders' equity	$3,029,340	$3,255,788

See accompanying notes to financial statements

PAID, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues	$1,674,507	$1,194,461	$2,385,830	$2,272,545
Cost of revenues	983,014	664,235	1,392,960	1,241,782
Gross profit	691,493	530,226	992,870	1,030,763

Operating expenses	1,502,151	1,335,375	2,823,974	2,619,023
Loss from operations	(810,658)	(805,149)	(1,831,104)	(1,588,260)

Other income (expense):
Interest expense	(791)	—	(1,233)	—
Other income	—	9	7	50
Total other income (expense), net	(791)	9	(1,226)	50

Loss before income taxes	(811,449)	(805,140)	(1,832,330)	(1,588,210)
Provision for income taxes	—	—	—	—
Net loss	$(811,449)	$(805,140)	$(1,832,330)	$(1,588,210)

Loss per share - basic	$—	$—	$(0.01)	$(0.01)
Weighted average shares - basic and diluted	289,434,362	273,501,440	288,710,776	271,720,065

See accompanying notes to financial statements

PAID, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2011	2010
Operating activities:
Net loss	$(1,832,330)	$(1,588,210)
Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Depreciation and amortization	18,164	12,644
Share based compensation	226,000	226,000
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	843,374	1,359,281
Fair value of stock options awarded to employees in payment of compensation	162,699	139,534
Services received in consideration of payment of stock subscription receivable	—	60,000
Changes in assets and liabilities:
Accounts receivable	106,298	177,705
Inventories	53,957	(52,728)
Prepaid expense and other current assets	(121,044)	(1,276,363)
Prepaid royalties	(57,108)	168,569
Accounts payable	41,190	168,292
Accrued expenses	28,046	(38,765)
Deferred revenue	278,198	2,574,914
Net cash provided by (used in) operating activities	(252,556)	1,930,873
Investing activities:
Property and equipment additions	(11,391)	(24,374)

Financing activities:
Payments on capital leases	(5,008)	—
Proceeds from the exercise of stock options	962	123,000
Net cash provided by (used in) financing activities	(4,046)	123,000

Net increase (decrease) in cash and cash equivalents	(267,993)	2,029,499

Cash and cash equivalents, beginning	747,245	730,433

Cash and cash equivalents, ending	$479,252	$2,759,932

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$—	$—
Interest	$1,233	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Acquisition of property and equipment under capital lease	$30,421	$—
See accompanying notes to financial statements

PAID, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2010	286,449,511	$286,450	$44,861,127	$(42,835,679)	$2,311,898
Issuance of common stock pursuant to exercise of stock options granted to employees for services	525,778	526	162,173	—	162,699
Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	3,098,324	3,098	840,276	—	843,374
Share based compensation related to issuance of incentive stock options	—	—	226,000	—	226,000
Options exercised	962,280	962	—	—	962
Net loss	—	—	—	(1,832,330)	(1,832,330)
Balance, June 30, 2011	291,035,893	$291,036	$46,089,576	$(44,668,009)	$1,712,603

See accompanying notes to financial statements

PAID, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010

Note 1. Organization and Significant Accounting Policies

The primary focus of PAID, Inc. (the “Company”) is to provide brand-related services to businesses and celebrity clients in the entertainment, sports and collectible industries. PAID's brand management, brand marketing, social media marketing, product design and merchandising, website design; development and hosting, and authentication services are designed to grow each client's customer base in size, loyalty and revenue generation. We offer entertainers, celebrity athletes and business entities a comprehensive web-presence and related services by supporting and managing clients' official websites and fan-community services including e-commerce, VIP ticketing, live event fan experiences, user-generated content, and client content publishing and distribution.

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

Management's Plan

The Company has continued to incur significant losses. For the six months ended June 30, 2011, the Company reported a net loss of $1,832,300, and for the years ended December 31, 2010, and 2009, the Company reported losses of $3,306,800, and $3,484,000, respectively. The Company has an accumulated deficit of $44,668,000 at June 30, 2011.

Management continues to refine its business model and believes that it is in a position to take advantage of growth opportunities within the music related industries. Management believes that revenues and gross profits for 2011, which are highly dependent on touring activities, will be consistent with prior years. The Company continues to develop new business which will have a positive impact on future revenues and gross profits. Management believes that with the development of new business, the recoupment of prepaid royalties and an increase in inventory turns, that there will be sufficient resources to generate positive cash flow. In addition, management continues to explore opportunities and has organized additional resources to monetize its patents.

Although there can be no assurances, the Company believes that the above management plan, will be sufficient to meet the Company's working capital requirements through the end of 2011.

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

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at June 30, 2011 and December 31, 2010 the Company provided for reserves totaling $497,900 and $609,000, respectively.

Prepaid royalties

The Company accounts for prepaid royalties in accordance with FASB ASC 928, "Financial Reporting in the Record and Music Industry". Artist royalty advances are deferred when paid and expensed based on the completion of performances, shows or other activities. Certain stock advances contain guaranties related to the proceeds from the sale of the stock, and are accounted for at fair value on the date of issuance.

Revenue recognition

The Company generates revenue principally from sales of fan experiences, fan club membership fees, sales of its purchased inventories, and from web development services.

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

Shipping and Handling fees and costs

All amounts billed to customers in sales transactions related to shipping and handling represent revenues earned and are reported as revenues. Costs incurred by the Company for shipping and handling totaling $190,200 and $144,400 during the six months ended June 30, 2011 and 2010, respectively, are reported as a component of selling, general and administrative expenses.

Advertising costs

Advertising costs, totaling $5,500 and $6,100 for the six months ended June 30, 2011 and 2010, respectively, are charged to expense when incurred.

Segment reporting

The Company has determined that it has only one discreet operating segment consisting of activities and services surrounding the sale of fan experiences, fan club memberships, and merchandise associated with its relationships with performing artists and publicly recognized people.

Concentrations

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality institutions.

For the six months ended June 30, 2011 and 2010 revenues from a limited number of clients accounted for approximately 50% and 72%, respectively, of total revenues. These revenues were generated from the sales of tour merchandise, VIP services, and online merchandise and fulfillment services.

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

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 17,583,284 and 24,877,625 shares at June 30, 2011 and 2010, respectively, have been excluded from the computation of diluted earnings per share because they were anti-dilutive. Diluted earnings per share have not been presented for periods during which the Company reports net losses.

Note 2. Intangible Assets

In January 2008, the United States Patent and Trademark Office issued the Company's patent #7324968 providing the Company with the rights granted to patent holders, including the ability to seek licenses for patent use and to protect the patent from infringement. This patent is for the real-time calculation of shipping costs for items purchased through online auctions using a zip code as a destination location indicator. It includes shipping charge calculations across multiple carriers and accounts for additional characteristics of the item being shipped, such as weight, special packaging or handling, and insurance costs.

On April 19, 2011, the United States Patent and Trademark Office issued the Company's patent #7930237 providing the Company with the rights granted to patent holders, including the ability to seek licenses for patent use and to protect the patent from infringement. This patent covers a technique for facilitating advanced, rapid, accurate estimation of shipping costs across multiple shipping carriers and shipping options between buyer and seller in an online auction.

The patents are presented net of accumulated amortization of $8,470 and $8,000 at June 30, 2011 and December 31, 2010, respectively.

Amortization expense of intangible assets for each of the six months ended June 30, 2011 and 2010 was $470.

Estimated future annual amortization expense is $940 for each year through 2019.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2011	December 31, 2010
Payroll and related costs	$43,310	$48,271
Professional and consulting fees	50,387	86,431
Royalties	311,189	266,071
Other	93,113	69,180
Total	$497,999	$469,953

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

During the second and third quarters of 2008, in connection with $1,100,000 of short term notes payable, the Company granted warrants for 1,100,000 shares of common stock exercisable at $.25 per share. During the second quarter of 2011, 450,000 warrants expired. The remaining 650,000 warrants if not exercised, will expire during the third quarter of 2011.

Share-based Incentive Plans

During the six months ended June 30, 2011, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), to replace the 2001 Plan discussed below, and has filed Registration Statements on Form S-8 to register 30,000,000 shares of its common stock. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under this plan during the six months ended June 30, 2011 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2010	—	$0.001
Granted	2,549,012	0.001
Exercised	(2,549,012)	0.001
Options outstanding at June 30, 2011	—	$0.001

A summary of the awards under this plan during the six months ended June 30, 2011 is as follows:

	Number of shares	Gross Compensation
	2011
Employee payroll	507,801	$158,484
Consulting and professional fees	2,041,211	590,320
Total	2,549,012	$748,804

At June 30, 2011 there were 27,450,988 shares reserved for issuance under this plan.

2001 Plan

The 2001 Non-Qualified Stock Option Plan (the "2001 Plan") expired on January 31, 2011. The Company adopted the 2001 Plan on February 1, 2001 and filed Registration Statements on Form S-8 to register 120,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants could have elected to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under this plan during the six months ended June 30, 2011 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2010	2,023,612	$0.001
Granted	1,075,090	0.001
Exercised	(2,037,370)	0.001
Options outstanding at June 30, 2011	1,061,332	$0.001

A summary of the awards under this plan during the six months ended June 30, 2011 is as follows:

	Number of shares	Gross Compensation
	2011
Employee payroll	17,977	4,215
Consulting and professional fees	1,057,113	253,054
Total	1,075,090	257,269

	2010
Employee payroll	393,538	139,534
Consulting and professional fees	4,130,652	1,359,281
Total	4,524,190	1,498,815

There are currently no shares reserved for issuance under this plan.

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares. As of June 30, 2011 there were 3,000,000 shares reserved for issuance and options for 15,871,952 shares outstanding. The options granted have a ten-year contractual term and vested either immediately or four years from the date of grant.

During the six months ended June 30, 2011 there were no options granted or exercised under this plan.

Fair value of issuances

The fair value of the Company's option grants under the 2011 and 2001 Plans was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010
Expected term (based upon historical experience)	<1 week	<1 week
Expected volatility	103.98%	111.15%
Expected dividends	None	None
Risk free interest rate	0.01%	0.16%

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
The incremental fair value calculated using the above assumptions over the gross compensation was determined to be immaterial and no related additional share based compensation has been recognized.

All but 5,000,000 options outstanding at June 30, 2011 are fully vested and exercisable. Information pertaining to options outstanding at June 30, 2011 is as follows:

Exercise Prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
0.001	1,061,332	7.24	$359,792
0.041	10,871,952	1.28	3,250,714
0.415	5,000,000	6.53	—
	16,933,284

The intrinsic value of options exercised during the six months ended June 30, 2011 under all plans was $326,213 in exchange for $962 of cash.

Note 5. Income Taxes

There was no provision for income taxes for the six months ended June 30, 2011 and 2010 due to the Company's net operating losses and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of significant temporary differences and carry forwards that give rise to deferred taxes are as follows:

	June 30, 2011	December 31, 2010
Federal net operating loss carry forward	$12,023,000	$11,529,000
State net operating loss carry forward	1,492,000	1,340,000
	13,515,000	12,869,000
Valuation allowance	(13,515,000)	(12,869,000)
Net deferred tax asset	$—	$—

The valuation reserve applicable to net deferred tax assets at June 30, 2011 and December 31, 2010 is due to the likelihood of the deferred tax not to be utilized.

The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The periods from 2007-2010 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the six months ended June 30, 2011 and 2010.

At June 30, 2011, the Company has federal and state net operating loss carry forwards of approximately $36,900,000 and $15,700,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2015, while the federal carry forwards will expire intermittently through 2030.

Note 6. Related party transactions

Steven Rotman is the father of Gregory Rotman, President of the Company, and Richard Rotman, Vice-President/Secretary of the Company. The Company pays rent, as a tenant at will, to a company in which Steven Rotman is a shareholder. Monthly payments under this arrangement are approximately $2,500.

Note 7. Commitments and contingencies

Lease commitment

The Company leases an office facility in Boston, Massachusetts under a tenant at will arrangement until the Company finalizes its facility alternatives. The lease requires monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses.

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation. As of June 30, 2011, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Note 8. Prepaid Royalties

Prepaid royalties represent amounts paid in advance to certain clients and are recoupable against future royalties earned by the clients. Advances are issued in either cash or stock and advance amounts are calculated based on the clients' projected earning potential over a fixed period of time. Advances issued in stock are recorded at the fair value on the date of issue. The Company did not have any guaranties outstanding at June 30, 2011.

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

Overview

The primary focus of PAID, Inc. (the “Company”) is to provide brand-related services to businesses and celebrity clients in the entertainment, sports and collectible industries. PAID's brand management, brand marketing, social media marketing, product design and merchandising, website design; development and hosting, and authentication services are designed to grow each client's customer base in size, loyalty and revenue generation. We offer entertainers, celebrity athletes and business entities a comprehensive web-presence and related services by supporting and managing clients' official websites and fan-community services including e-commerce, VIP ticketing, live event fan experiences, user-generated content, and client content publishing and distribution.

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

Prepaid royalties

The Company accounts for prepaid royalties in accordance with FASB ASC 928, "Financial Reporting in the Record and Music Industry". Prepaid royalties represent amounts paid in advance to certain clients and are recoupable against future royalties earned by the clients. Advances are issued in either cash or stock and advance amounts are calculated based on the client's projected earning potential over a fixed period of time. Advances issued in stock are recorded at the fair value on the date of issue.

Results of Operations

Three months ended June 30, 2011 to three months ended June 30, 2010.

The following discussion compares the Company's results of operations for the three months ended June 30, 2011 with those for the three months ended June 30, 2010. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three Months Ended June 30,
	2011	2010	% Change
Online Merchandise and fulfillment	$663,800	$520,200	28%
Film and video services	14,000	21,900	(36)%
Tour merchandise and VIP services	996,700	652,400	53%
Total revenues	$1,674,500	$1,194,500	40%

Revenues increased 40% in the second quarter primarily from a 28% increase in merchandise and fulfillment and a 53% increase in tour merchandise and VIP services. The increase was offset by a 36% decrease in film and video services.

Merchandise and fulfillment revenues increased $143,600 or 28% to $663,800 compared to $520,200 in 2010. The increase was the result of marketing and promotional campaigns which generated an increase in merchandise sales across our web stores.

Film and video services decreased $7,900 or 36% to $14,000 compared to $21,900 in 2010. In the second quarter of 2011, the Company did not actively seek new film and video projects because film and video staff were needed on other internal and client branded projects.

Tour merchandise and VIP services increased $344,300 or 53% to $996,700 compared to $652,400 in 2010. The increase was due to a higher number of clients on tour in 2011 compared to 2010.

Gross Profit

Gross profit increased $161,300 or 30% to $691,500 compared to $530,200 in the second quarter of 2010. The increase in gross profit was due to higher revenues in merchandise and fulfillment and tour merchandise and VIP services, partially offset by a decline in gross margin to 41.3%, compared to 44.4% in the second quarter of 2010. The gross margin decrease was primarily due to an increase in royalty costs and higher costs of product in merchandise and fulfillment.

Operating Expenses

Total operating expenses in 2011 were $1,502,200 compared to $1,335,400 in 2010, an increase of $166,800 or 13%. The increase is due to increases of $96,900 in client expenses related to touring activities and credit card processing, $72,100 in payroll costs due to an increase in key personnel, $40,200 in corporate travel due to an increase in sales related activities, and$26,200 in shipping expenses due to the increase in web stores sales. Operating expenses were offset by an $68,600 decrease in consulting and other administrative costs.

Net Loss

The Company realized a net loss in the second quarter of 2011 of $811,400 compared to a net loss of $805,100 for the same period in 2010. The losses for the second quarter of 2011 and 2010 each represent less than $0.01 per share.

Six months ended June 30, 2011 to six months ended June 30, 2010.

The following discussion compares the Company's results of operations for the six months ended June 30, 2011 with those for the six months ended June 30, 2010. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Six Months Ended June 30,
	2011	2010	% Change
Online Merchandise and fulfillment	1,203,000	1,029,900	17%
Film and video services	22,000	128,400	(83)%
Tour merchandise and VIP services	1,160,800	1,114,200	4%
Total revenues	2,385,800	2,272,500	5%

Revenues increased 5% in 2011 primarily from a 17% increase in merchandise and fulfillment and a 4% increase in tour merchandise and VIP services. The increase was offset by an 83% decrease in film and video services.

Merchandise and fulfillment revenues increased $173,100 or 17% to $1,203,000 compared to $1,029,900 in 2010. The increase was due to the combination of an increase in the number of active web store clients and an increase in marketing and promotional campaigns.

Film and video services decreased $106,400 or 83% to 22,000, compared to $128,400 in 2010. The Company continues to offer clients film and video services, but did not actively seek new film and video projects in the first two quarters of 2011, because the Company needed film and video staff on other internal and client branding projects, which supports the revenue generation in merchandise and touring activities. This redirection has caused a decrease in film and video revenues for 2011. The Company plans on looking for new opportunities for these services in the future.

Tour merchandise and VIP services increased $46,600 or 4% to $1,160,800, compared to $1,114,200 in 2010. Although the number of clients on tour was substantially the same in both 2011 and 2010, there was an increase in tour merchandise sold at venues.

The Company's touring and VIP activities are subject to the effects of touring seasonality which are specific to each of our touring clients. Touring clients typically do not announce tour plans until two to four months in advance of the first show. Consequently, revenues for the first two quarters ended June 30, 2011, are not necessarily indicative of results to be expected for the full year. The Company represents several touring clients, most of which are expected to tour throughout 2011.

Gross Profit

Gross profit in 2011 decreased $37,900 or 4% to $992,900 compared to $1,030,800 in 2010. The decrease was due to a decrease in gross margin to 41.6%, compared to 45.4% in 2010, offset by an increase in revenues. The gross margin decrease was primarily due to an increase in royalty costs and higher costs of product in merchandise and fulfillment.

Operating Expenses

Total operating expenses in 2011 were $2,824,000 compared to $2,619,000 in 2010, an increase of $205,000 or 8%. The increase is due to increases of $103,100 in client expenses related to touring activities and credit card processing, $79,000 in payroll costs due to an increase in key personnel, $68,900 in corporate travel costs due to sales related activities, and $46,000 in shipping expenses due to the increase in web stores sales, offset by a $92,000 decrease in consulting and other administrative costs.

Net Loss

The Company realized a net loss in the first two quarters of $1,832,300, as compared to a net loss of $1,588,200 for the same period in 2010. The losses for the first two quarters of 2011 and 2010 each represent $0.01 per share.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash provided by (used in) operating activities for the six months ended June 30, 2011 is as follows:

	2011	2010
Net loss	$(1,832,300)	$(1,588,200)
Depreciation and amortization	18,100	12,600
Share based compensation	226,000	226,000
Intrinsic value of stock options awarded
in payment of outside services and compensation	1,006,100	1,498,800
Services provided in consideration of stock subscription	—	60,000
Deferred revenues, net of prepaid royalties	221,100	1,298,600
Changes in current assets and liabilities	108,400	423,100
Net cash provided by (used in) operating activities	$(252,600)	$1,930,900

Working Capital and Liquidity

The Company had cash and cash equivalents of $479,300 at June 30, 2011, compared to $747,200 at December 31, 2010. The Company had approximately $1,637,800 of working capital at June 30, 2011, a decrease of $604,600, compared to $2,242,400 at December 31, 2010. The decrease in working capital is attributable to the use of cash to fund the operating activities for the first two quarters of 2011.

The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management believes that that there are sufficient resources to generate positive cash flow through the continued growth in new business, through the recoupment of prepaid royalties, and an increase in inventory turns. Subject to the discussion below, management believes that the Company has adequate cash resources to fund operations during the next 12 months. In addition, management continues to explore opportunities and has organized additional resources to monetize its patents. However, there can be no assurance that anticipated touring activity will occur, and that the Company will be successful in monetizing its patents. Management continues to seek alternative sources of capital to support operations. Finally, world economic conditions, in particular those in the United States, may impact sales of fan experiences and the availability of financing.

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

Seasonality

Our revenue is subject to seasonality and fluctuations during the year primarily related to artist touring activities.  Our clients typically tour between March and October.  In addition, the timing of tours for top-grossing acts could impact comparability of quarterly results year over year.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company's management, including the President of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President and Chief Financial Officer concluded that, as of June 30, 2011, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
The Company has identified five remaining material weaknesses in internal control over financial reporting. We identified three weaknesses with respect to entity level controls: (1) lack of corporate governance; (2) ineffective control environment; and (3) lack of segregation of duties. We identified two weaknesses with respect to activity level controls: (1) Lack of procedures and control documentation; and (2) lack of information technology controls and documentation. Because of these material weaknesses, we concluded that, as of June 30, 2011 our internal control over financial reporting was not effective based on the criteria outlined in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

In the first quarter of 2011, we added additional staff to begin to remediate the lack of segregation of duties. We also began to implement standard operating procedures and controls during the first two quarters of 2011 and will continue to do so throughout the remainder 2011 in order to remediate the remaining material weaknesses at the entity and activity levels, and to review further our procedures and controls. Although we have not remediated any of the material weaknesses during the first two quarters of 2011, we will continue to make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of June 30, 2011, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2010.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.0	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAID, INC.
Registrant

Date:	August 5, 2011	By:	/s/ Gregory Rotman
Gregory Rotman, President

Date:	August 5, 2011	By:	/s/ Christopher R. Culross
Christopher R. Culross, Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

EXHIBIT 31.1
CERTIFICATION
I, Gregory Rotman, certify that:
1.    I have reviewed this quarterly report on Form 10-Q of PAID, Inc.;
2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 1a-15(f)) for the registrant and have:
(a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
(a)    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 5, 2011     /s/ Gregory Rotman
Gregory Rotman, President

EXHIBIT 31.2
CERTIFICATION
I, Christopher R. Culross, certify that:
1.    I have reviewed this quarterly report on Form 10-Q of PAID, Inc.;
2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 1a-15(f)) for the registrant and have:
(a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
(a)    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 5, 2011        /s/ Christopher R. Culross
Christopher R. Culross, Chief Financial Officer

EXHIBIT 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PAID, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in their respective capacities as capacity as President and CEO of the Company and as CFO of the Company, certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gregory Rotman
Gregory Rotman
President and CEO
August 5, 2011

/s/ Christopher R. Culross
Christopher R. Culross
Chief Financial Officer
August 5, 2011