Form 10-Q
period 2011-09-30
PAID INC
filed 2011-11-04
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐     No ☒

As of October 28, 2011, the issuer had outstanding 302,368,821 shares of its Common Stock, par value $.001 per share.

PAID, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

Part I – Financial Information

Item 1.	Financial Statements

	Balance Sheets
	September 30, 2011 (unaudited) and December 31, 2010	3

	Statements of Operations
	Three and Nine months ended September 30, 2011 and 2010 (unaudited)	4

	Statements of Cash Flows
	Nine months ended September 30, 2011 and 2010 (unaudited)	5

	Statement of Changes in Shareholders’ Equity
	Nine months ended September 30, 2011 (unaudited)	6

	Notes to Financial Statements
	Nine months ended September 30, 2011 and 2010	7-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Removed and Reserved)	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.
BALANCE SHEETS

ASSETS	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$983,993	$747,245
Accounts receivable, net	328,243	303,941
Inventories, net	1,068,366	1,052,524
Prepaid expenses and other current assets	537,173	112,592
Prepaid royalties	971,561	959,712
Total current assets	3,889,336	3,176,014

Property and equipment, net	95,774	71,767
Intangible asset, net	7,301	8,007

Prepaid facility costs	1,064,561	—

Total assets	$5,056,972	$3,255,788

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$327,108	$292,493
Capital leases - current portion	13,732	6,510
Accrued expenses	523,730	469,953
Deferred revenues	1,242,457	164,627
Total current liabilities	2,107,027	933,583

Long-term liabilities:
Capital leases - net of current	25,116	10,307

Commitments and contingencies (note 7)

Shareholders' equity:
Common stock, $.001 par value, 350,000,000 shares authorized; 301,262,309 and 286,449,511 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	301,263	286,450
Additional paid-in capital	48,094,870	44,861,127
Accumulated deficit	(45,471,304)	(42,835,679)
Total shareholders' equity	2,924,829	2,311,898

Total liabilities and shareholders' equity	$5,056,972	$3,255,788
See accompanying notes to financial statements

PAID, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues	$1,620,416	$4,186,737	$4,006,246	$6,459,282
Cost of revenues	908,615	2,907,215	2,301,575	4,148,997
Gross profit	711,801	1,279,522	1,704,671	2,310,285

Operating expenses	1,514,319	1,623,475	4,338,293	4,242,498
Loss from operations	(802,518)	(343,953)	(2,633,622)	(1,932,213)

Other income (expense):
Interest expense	(777)	(241)	(2,010)	(241)
Other income	—	—	7	50
Total other income (expense), net	(777)	(241)	(2,003)	(191)

Loss before income taxes	(803,295)	(344,194)	(2,635,625)	(1,932,404)
Provision for income taxes	—	—	—	—
Net loss	$(803,295)	$(344,194)	$(2,635,625)	$(1,932,404)

Loss per share - basic	$—	$—	$(0.01)	$(0.01)
Weighted average shares - basic and diluted	295,014,276	279,750,389	290,835,033	274,484,126

See accompanying notes to financial statements

PAID, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2011	2010
Operating activities:
Net loss	$(2,635,625)	$(1,932,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,504	19,240
Bad debts	15,000	—
Share based compensation	339,000	339,000
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	1,240,340	1,658,526
Fair value of stock options awarded to employees in payment of compensation	308,827	217,996
Services received in consideration of payment of stock subscription receivable	—	70,000
Changes in assets and liabilities:
Accounts receivable	(39,302)	(342,472)
Inventories	(15,842)	(88,969)
Prepaid expense and other current assets	(211,715)	183,909
Prepaid royalties	(11,849)	(315,535)
Accounts payable	34,615	203,701
Accrued expenses	53,777	150,424
Deferred revenue	1,077,830	(17,797)
Net cash provided by operating activities	184,560	145,619
Investing activities:
Property and equipment additions	(22,384)	(30,197)

Financing activities:
Payments on capital leases	(8,390)	—
Proceeds from the exercise of stock options	82,962	384,500
Net cash provided by financing activities	74,572	384,500

Net increase in cash and cash equivalents	236,748	499,922

Cash and cash equivalents, beginning	747,245	730,433

Cash and cash equivalents, ending	$983,993	$1,230,355

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$—	$—
Interest	$2,010	$241

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Acquisition of property and equipment under capital lease	$30,421	$—
Common stock issued in payment of future facility costs	$1,277,427	$—
See accompanying notes to financial statements

PAID, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2010	286,449,511	$286,450	$44,861,127	$(42,835,679)	$2,311,898
Issuance of common stock pursuant to exercise of stock options granted to employees for services	1,132,474	1,133	307,694	—	308,827
Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	4,635,059	4,635	1,235,705	—	1,240,340
Issuance of restricted common stock for the prepayment of facility costs	6,082,985	6,083	1,271,344	—	1,277,427
Share based compensation related to issuance of incentive stock options	—	—	339,000	—	339,000
Options exercised	2,962,280	2,962	80,000		82,962
Net loss	—	—	—	(2,635,625)	(2,635,625)
Balance, September 30, 2011	301,262,309	$301,263	$48,094,870	$(45,471,304)	$2,924,829

See accompanying notes to financial statements

PAID, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010

Note 1. Organization and Significant Accounting Policies

The primary focus of PAID, Inc. (the “Company”) is to provide brand-related services to businesses and celebrity clients in the entertainment, sports and collectible industries. PAID's brand management, brand marketing, social media marketing, product design and merchandising, fulfillment services, website design, development and hosting, and authentication services are designed to grow each client's customer base in size, loyalty and revenue generation. We offer entertainers, celebrity athletes and business entities a comprehensive web-presence and related services by supporting and managing clients' official websites and fan-community services including e-commerce, VIP ticketing, live event fan experiences, user-generated content, and client content publishing and distribution.

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

Management's Plan

The Company has continued to incur significant losses. For the nine months ended September 30, 2011, the Company reported a net loss of $2,635,600, and for the years ended December 31, 2010, and 2009, the Company reported losses of $3,306,800, and $3,484,000, respectively. The Company has an accumulated deficit of $45,471,300 at September 30, 2011.

Management continues to refine its business model and believes that it is in a position to take advantage of growth opportunities within the music and entertainment related industries. Management believes that revenues and gross profits for 2011, which are highly dependent on touring activities, will be consistent with prior years. The Company continues to develop new business which should have a positive impact on future revenues and gross profits. Management believes that with the development of new business, the recoupment of prepaid royalties and an increase in inventory turns, that there will be sufficient resources to generate positive cash flow. In addition, management continues to explore opportunities and has organized additional resources to monetize its patents.

Although there can be no assurances, the Company believes that the above management plan, will be sufficient to meet the Company's working capital requirements through the end of 2012.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful collections of $40,000 and $25,000 at September 31, 2011, and December 31, 2010 respectively. In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicates the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date.

Inventories

Inventories consist of merchandise for sale and are stated at the lower of average cost or market determined on a first-in, first-out (FIFO) method. When a purchase contains multiple copies of the same item, they are stated at average cost.

On a periodic basis management reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at September 30, 2011 and December 31, 2010 the Company provided for reserves totaling $483,600 and $609,000, respectively.

Prepaid royalties

The Company accounts for prepaid royalties in accordance with FASB ASC 928, "Financial Reporting in the Record and Music Industry". Artist royalty advances are deferred when paid and expensed based on the completion of performances, shows or other activities. Certain stock advances contain guarantees related to the proceeds from the sale of the stock, and are accounted for at fair value on the date of issuance.

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

Shipping and Handling fees and costs

All amounts billed to customers in sales transactions related to shipping and handling represent revenues earned and are reported as revenues. Costs incurred by the Company for shipping and handling totaling $292,100 and $273,200 during the nine months ended September 30, 2011 and 2010, respectively, are reported as a component of selling, general and administrative expenses.

Advertising costs

Advertising costs, totaling $6,900 and $7,500 for the nine months ended September 30, 2011 and 2010, respectively, are charged to expense when incurred.

Segment reporting

The Company has determined that it has only one discreet operating segment consisting of activities and services surrounding the sale of fan experiences, fan club memberships, and merchandise associated with its relationships with performing artists and publicly recognized people, and organizations.

Concentrations

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality institutions.

For the nine months ended September 30, 2011 and 2010 revenues from a limited number of clients accounted for approximately 41% and 79%, respectively, of total revenues. These revenues were generated from the sales of tour merchandise, VIP services, and online merchandise and fulfillment services.

Share-Based Compensation

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

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 14,933,284 and 18,995,564 shares at September 30, 2011 and 2010, respectively, have been excluded from the computation of diluted earnings per share because they were anti-dilutive. Diluted earnings per share have not been presented for periods during which the Company reports net losses.

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

The patents are presented net of accumulated amortization of $8,700 and $8,000 at September 30, 2011 and December 31, 2010, respectively.

Amortization expense of intangible assets for each of the nine months ended September 30, 2011 and 2010 was $700.

Estimated future annual amortization expense is $940 for each year through 2019.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2011	December 31, 2010
Payroll and related costs	$45,900	$48,300
Professional and consulting fees	45,200	86,400
Royalties	353,500	266,100
Other	79,100	69,200
Total	$523,700	$470,000

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

During the second and third quarters of 2008, in connection with $1,100,000 of short term notes payable, the Company granted warrants for 1,100,000 shares of common stock exercisable at $.25 per share. As of September 30, 2011, all of these warrants have expired.

Share-based Incentive Plans

During the nine months ended September 30, 2011, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), to replace the 2001 Plan discussed below, and has filed Registration Statements on Form S-8 to register 30,000,000 shares of its common stock. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under this plan during the nine months ended September 30, 2011 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2010	—	$0.001
Granted	4,692,443	0.001
Exercised	(4,692,443)	0.001
Options outstanding at September 30, 2011	—	$0.001

A summary of the awards under this plan during the nine months ended September 30, 2011 is as follows:

	Number of shares	Gross Compensation
	2011
Employee payroll	1,114,497	$304,600
Consulting and professional fees	3,577,946	987,300
Total	4,692,443	$1,291,900

At September 30, 2011 there were 25,307,557 shares reserved for issuance under this plan.

2001 Plan

The 2001 Non-Qualified Stock Option Plan (the "2001 Plan") expired on January 31, 2011. The Company adopted the 2001 Plan on February 1, 2001 and filed Registration Statements on Form S-8 to register 120,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants could have elected to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under this plan during the nine months ended September 30, 2011 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2010	2,023,612	$0.001
Granted	1,075,090	0.001
Exercised	(2,037,370)	0.001
Options outstanding at September 30, 2011	1,061,332	$0.001

A summary of the awards under this plan during the nine months ended September 30, 2011 is as follows:

	Number of shares	Gross Compensation
	2011
Employee payroll	17,977	$4,200
Consulting and professional fees	1,057,113	253,100
Total	1,075,090	$257,300

	2010
Employee payroll	583,070	$218,000
Consulting and professional fees	5,641,253	1,658,500
Total	6,224,323	$1,876,500

There are currently no shares reserved for issuance under this plan.

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares. As of September 30, 2011 there were 3,000,000 shares reserved for issuance, and options for 13,871,952 shares outstanding. The options granted have a ten-year contractual term and vested either immediately or four years from the date of grant.

During the nine months ended September 30, 2011 there were no options granted, and 2,000,000 options exercised under this plan.

The intrinsic value of options exercised during the nine months ended September 30, 2011 was $658,213 in exchange for $82,962 of cash.

Fair value of issuances

The fair value of the Company's option grants under the 2011 and 2001 Plans was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010
Expected term (based upon historical experience)	<1 week	<1 week
Expected volatility	103.56%	105.83%
Expected dividends	None	None
Risk free interest rate	0.03%	0.15%

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

The incremental fair value calculated using the above assumptions over the gross compensation was determined to be immaterial and no related additional share-based compensation has been recognized.

All but 5,000,000 options outstanding at September 30, 2011 are fully vested and exercisable. Information pertaining to options outstanding at September 30, 2011 is as follows:

Exercise Prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
0.001	1,061,332	6.98	$232,400
0.041	8,871,952	1.03	1,588,100
0.415	5,000,000	6.28	—
	14,933,284

Note 5. Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2011 and 2010 due to the Company's net operating losses and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of significant temporary differences and carry forwards that give rise to deferred taxes are as follows:

	September 30, 2011	December 31, 2010
Federal net operating loss carry forward	$12,236,000	$11,529,000
State net operating loss carry forward	1,558,000	1,340,000
	13,794,000	12,869,000
Valuation allowance	(13,794,000)	(12,869,000)
Net deferred tax asset	$—	$—

The valuation reserve applicable to net deferred tax assets at September 30, 2011 and December 31, 2010 is due to the likelihood of the deferred tax not to be utilized.

The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The periods from 2008-2010 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the nine months ended September 30, 2011 and 2010.

At September 30, 2011, the Company has federal and state net operating loss carry forwards of approximately $37,500,000 and $16,400,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2015, while the federal carry forwards will expire intermittently through 2030.

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

Prepaid facility costs

On August 5, 2011, the Company entered into a Lease with Flanders 155 LLC. On August 22, 2011, the Company prepaid its five year rental and other obligations in full with unregistered common stock of the Company. The payment consisted of 6,082,985 shares of common stock at the closing market price of $0.21 per share. The payment amounted to $1,277,400 and covers $797,700 in rent over five years ($13,300 per month), $400,000 deposit towards projected taxes and operating expenses, and $79,800 as a security deposit. The Company has guaranteed the landlord under the Lease that the shares will sell on the open market for at least the value of the rent and other costs for a period of three months after the initial six month restriction on transfer. If the shares are not sold during that period, the guarantee will lapse.

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2011, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Note 8. Prepaid Royalties

Prepaid royalties represent amounts paid in advance to certain clients and are recoupable against future royalties earned by the clients. Advances are issued in either cash or stock and advance amounts are calculated based on the clients' projected earning potential over a fixed period of time. Advances issued in stock are recorded at the fair value on the date of issue. The Company did not have any royalty payment guaranties outstanding at September 30, 2011.

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

Overview

The primary focus of PAID, Inc. (the “Company”) is to provide brand-related services to businesses and celebrity clients in the entertainment, sports and collectible industries. PAID's brand management, brand marketing, social media marketing, product design and merchandising, fulfillment services, website design, development and hosting, and authentication services are designed to grow each client's customer base in size, loyalty and revenue generation. We offer entertainers, celebrity athletes and business entities a comprehensive web-presence and related services by supporting and managing clients' official websites and fan-community services including e-commerce, VIP ticketing, live event fan experiences, user-generated content, and client content publishing and distribution.

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

Results of Operations

Three months ended September 30, 2011 to three months ended September 30, 2010.

The following discussion compares the Company's results of operations for the three months ended September 30, 2011 with those for the three months ended September 30, 2010. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three Months Ended September 30,
	2011	2010	% Change
Online Merchandise and fulfillment	$780,000	$743,900	5%
Film and video services	—	90,500	(100)%
Tour merchandise and VIP services	840,400	3,352,300	(75)%
Total revenues	$1,620,400	$4,186,700	(61)%

Revenues decreased 61% in the third quarter primarily from a 75% decrease in tour merchandise and VIP services and a 100% decrease in film and video services. The decrease was offset by a 5% increase in merchandise and fulfillment.

Merchandise and fulfillment revenues increased $36,100 or 5% to $780,000 compared to $743,900 in 2010. In the third quarter of 2010, one of our major clients held a bi-annual fund raising event that generated approximately 35% of third quarter merchandise and fulfillment revenues for the Company. Excluding the revenues associated with the 2010 fund raising event, other merchandise and fulfillment revenues increased 66% or $259,000. This increase was attributable to a greater focus on marketing initiatives and new product development.

The Company did not generate any film and video revenues during the third quarter of 2011 resulting in a 100% decrease in revenue as compared to 2010. The Company will continue to offer these services through marketing and branding projects, which will help to support revenue generation for merchandise and touring activities.

Tour merchandise and VIP services decreased $2,511,900 or 75% to $840,400 compared to $3,352,300 in 2010. Touring revenues are directly impacted by the touring schedules of our clients. In the third quarter of 2010, a major client that the company provides VIP services for, was on tour which generated significant revenues for the Company in that quarter. In 2011 that same client will be touring in the fourth quarter. This timing difference is the primary reason that revenues in 2011 decreased as compared to 2010.

Gross Profit

Gross profit decreased $567,700 or 44% to $711,800 compared to $1,279,500 in the third quarter of 2010. The decrease in third quarter revenues reduced gross profit by $725,400, but was offset by $157,500 due to a 44% increase in gross margin. Gross margin increased to 44% in 2011 from 31% in 2010. This increase was due to higher sales in fulfillment which carry a higher gross margin than touring activities.

Operating Expenses

Total operating expenses in 2011 were $1,514,300 compared to $1,623,500 in 2010, a decrease of $109,200 or 7%. The decrease is due to decreases of $41,000 in client expenses related to touring activities and credit card processing costs, $44,200 in shipping costs, and $55,000 in administrative and professional fees. These decreases were offset by an increase in personnel costs of $31,000, due to an increase in key personnel.

Net Loss

The Company realized a net loss in the third quarter of 2011 of $803,300 compared to a net loss of $344,200 for the same period in 2010. The losses for the third quarter of 2011 and 2010 each represent less than $0.01 per share.

Nine months ended September 30, 2011 to nine months ended September 30, 2010.

The following discussion compares the Company's results of operations for the nine months ended September 30, 2011 with those for the nine months ended September 30, 2010. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Nine Months Ended September 30,
	2011	2010	% Change
Online Merchandise and fulfillment	1,983,000	1,773,800	12%
Film and video services	22,000	218,900	(90)%
Tour merchandise and VIP services	2,001,200	4,466,600	(55)%
Total revenues	4,006,200	6,459,300	(38)%

Revenues decreased 38% in 2011 primarily from a 55% decrease in tour merchandise and VIP services and a 90% decrease in film and video services. The decrease was offset by a 12% increase in merchandise and fulfillment.

Merchandise and fulfillment revenues increased $209,200 or 12% to $1,983,000 compared to $1,773,800 in 2010. In the third quarter of 2010, one of our major clients held a bi-annual fund raising event that generated approximately 15% of total merchandise and fulfillment revenues for the Company. Excluding the revenues associated with the 2010 fund raising event, other merchandise and fulfillment revenues increased 36% or $427,000. This increase was attributable to a greater focus on marketing initiatives and new product development.

Film and video services decreased $196,900 or 90% to $22,000, compared to $218,900 in 2010. The Company continues to offer clients film and video services, but did not actively seek new film and video projects in the first three quarters of 2011. The Company redirected film and video staff onto other internal and client branding projects, which supports revenue generation in merchandise and touring activities. This redirection has caused a decrease in film and video revenues for 2011. The Company plans on looking for new opportunities for these services in the future.

Tour merchandise and VIP services decreased $2,465,400 or 55% to $2,001,200, compared to $4,466,600 in 2010. Touring revenues are directly impacted by the touring schedules of our clients. In the third quarter of 2010, a major client that the company provides VIP services for, was on tour which generated significant revenues for the Company. In 2011 that same client will be touring in the fourth quarter. This timing difference is the primary reason that revenues in 2011 decreased as compared to 2010.

The Company's touring and VIP activities are subject to the effects of touring seasonality which are specific to each of our touring clients. Touring clients typically do not announce tour plans until two to four months in advance of the first show. Consequently, revenues for the first three quarters ended September 30, 2011, are not necessarily indicative of results to be expected for the full year. The Company represents several touring clients, most of which are expected to tour through the end of 2011.

Gross Profit

Gross profit in 2011 decreased $605,600 or 26% to $1,704,700 compared to $2,310,300 in 2010. The decrease in 2011 revenues reduced gross profit by $705,300, but was offset by $99,700 due to a 19% increase in gross margin. Gross margin increased to 43% from 36%. This increase was due to higher sales in fulfillment which carry a higher gross margin than touring activities.

Operating Expenses

Total operating expenses in 2011 were $4,338,300 compared to $4,242,500 in 2010, an increase of $95,800 or 2%. The increase is due to increases of $62,300 in client expenses related to shipping costs associated with tour merchandise, and $109,700 in payroll costs due to an increase in key personnel, offset by a $76,200 decrease in consulting and other administrative costs.

Net Loss

The Company realized a net loss in the first three quarters of 2011 of $2,635,600, as compared to a net loss of $1,932,400 for the same period in 2010. The losses for the first three quarters of 2011 and 2010 each represent $0.01 per share.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash provided by operating activities for the nine months ended September 30, 2011, and 2010 is as follows:

	2011	2010
Net loss	$(2,635,600)	$(1,932,400)
Depreciation and amortization	29,500	19,200
Share based compensation	339,000	339,000
Intrinsic value of stock options awarded
in payment of outside services and compensation	1,549,200	1,876,500
Services provided in consideration of stock subscription	—	70,000
Deferred revenues, net of prepaid royalties	1,066,000	(333,300)
Changes in current assets and liabilities	(163,500)	106,600
Net cash provided by operating activities	$184,600	$145,600

Working Capital and Liquidity

The Company had cash and cash equivalents of $984,000 at September 30, 2011, compared to $747,200 at December 31, 2010. The Company had approximately $1,782,300 of working capital at September 30, 2011, a decrease of $460,100, compared to $2,242,400 at December 31, 2010. The decrease in working capital is attributable to the use of cash to fund operating activities for the first three quarters of 2011.

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

Foreign Currency Fluctuation

Our revenue is primarily denominated in U.S. dollars. Therefore, we are not directly affected by foreign exchange fluctuations.  However, fluctuations in foreign exchange rates may have an effect on tour merchandise and VIP ticket sales for concerts occurring outside the U.S.  We do not believe that foreign exchange fluctuations will materially affect our results of operations.

Seasonality

Our revenue is subject to seasonality and fluctuations during the year primarily related to artist touring activities.  Our clients typically tour between March and October.  In addition, the timing of tours for top-grossing acts could impact comparability of quarterly results year over year.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company's management, including the President of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President and Chief Financial Officer concluded that, as of September 30, 2011, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
The Company has identified five material weaknesses in internal control over financial reporting. We identified three weaknesses with respect to entity level controls: (1) lack of corporate governance; (2) ineffective control environment; and (3) lack of segregation of duties. We identified two weaknesses with respect to activity level controls: (1) Lack of procedures and control documentation; and (2) lack of information technology controls and documentation. Because of these material weaknesses, we concluded that, as of September 30, 2011 our internal control over financial reporting was not effective based on the criteria outlined in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of September 30, 2011.

In the first quarter of 2011, we added additional staff to begin to remediate the lack of segregation of duties. We also began to implement standard operating procedures and controls during the first three quarters of 2011 and will continue to do so throughout the remainder 2011 in order to remediate the remaining material weaknesses at the entity and activity levels, and to review further our procedures and controls. Although we have not remediated any of the material weaknesses during the first three quarters of 2011, we will continue to make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of September 30, 2011, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2010.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of unregistered shares of the Company's common stock associated with the Company's lease with Flanders 155 LLC was reported on Form 8-K filed with the SEC on October 5, 2011. In addition, the Company issued 2,000,000 shares of unregistered common stock pursuant to option exercises under the 2002 Stock Option Plan.  Such issuance constitutes less than 1% of the issued and outstanding shares of common stock of the Company.  The sale of the securities was exempt from registration pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, inasmuch as it was not a public offering since no general solicitation or advertising of any kind was used in connection with the issuance and there were only two recipients, who are knowledgeable and understands the investment risks. The price per share was $.041 which was the exercise price for the shares, based on the closing price as reported on the OTCBB on the day before the options were granted in April 2003.

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

PAID, INC.
Registrant

Date:	November 3, 2011	By:	/s/ Gregory Rotman
Gregory Rotman, President

Date:	November 3, 2011	By:	/s/ Christopher R. Culross
Christopher R. Culross, Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002