Form 10-Q
period 2012-03-31
PAID INC
filed 2012-05-15
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes ☐     No ☒

As of May 10, 2012, the issuer had outstanding 311,390,478 shares of its Common Stock, par value $.001 per share.

PAID, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.
CONDENSED BALANCE SHEETS

ASSETS	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$771,600	$996,000
Investments	332,500	205,000
Accounts receivable, net	336,600	194,300
Inventories, net	929,300	876,700
Prepaid expenses and other current assets	566,700	574,100
Prepaid royalties	423,500	522,100
Total current assets	3,360,200	3,368,200

Property and equipment, net	191,800	91,000
Intangible asset, net	6,800	7,100

Prepaid facility costs	1,425,500	1,468,000

Total assets	$4,984,300	$4,934,300

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$700,900	$491,400
Capital leases - current portion	13,900	13,800
Accrued expenses	950,200	1,332,500
Deferred revenues	964,900	303,400
Total current liabilities	2,629,900	2,141,100

Long-term liabilities:
Capital leases - net of current	18,700	21,000

Commitments and contingencies (note 6)

Shareholders' equity:
Common stock, $.001 par value, 350,000,000 shares authorized; 311,390,478 and 308,736,705 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	311,400	308,800
Additional paid-in capital	49,866,300	49,273,300
Accumulated deficit	(47,842,000)	(46,809,900)
Total shareholders' equity	2,335,700	2,772,200

Total liabilities and shareholders' equity	$4,984,300	$4,934,300
See accompanying notes to condensed financial statements

PAID, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues	$1,280,900	$711,300
Cost of revenues	775,400	500,300
Gross profit	505,500	211,000

Operating expenses	1,605,900	1,231,500
Loss from operations	(1,100,400)	(1,020,500)

Other income (expense):
Interest expense	(1,700)	(400)
Other income	70,000	—
Total other income (expense), net	68,300	(400)

Loss before income taxes	(1,032,100)	(1,020,900)
Provision for income taxes	—	—
Net loss	$(1,032,100)	$(1,020,900)

Loss per share - basic	$—	$—
Weighted average shares - basic and diluted	309,669,694	287,979,151

See accompanying notes to condensed financial statements

PAID, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	2012	2011
Operating activities:
Net loss	$(1,032,100)	$(1,020,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,900	7,800
Unrealized gain on investment	(127,500)	—
Share based compensation	90,100	113,000
Change in fair value of stock price guarantee	57,500	—
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	475,500	441,000
Fair value of stock options awarded to employees in payment of compensation	30,000	45,600
Changes in assets and liabilities:
Accounts receivable	(142,300)	137,600
Inventories	(52,600)	46,700
Prepaid expense and other current assets	7,400	(12,900)
Prepaid royalties	98,600	(195,800)
Prepaid facility costs	42,500	—
Accounts payable	209,500	20,900
Accrued expenses	(439,800)	(49,900)
Deferred revenue	661,500	102,200
Net cash used in operating activities	(107,800)	(364,700)
Investing activities:
Property and equipment additions	(114,400)	(2,200)

Financing activities:
Payments on capital leases	(2,200)	(1,600)

Net decrease in cash and cash equivalents	(224,400)	(368,500)

Cash and cash equivalents, beginning	996,000	747,300

Cash and cash equivalents, ending	$771,600	$378,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$—	$—
Interest	$1,700	$400

See accompanying notes to condensed financial statements

PAID, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2011	308,736,705	$308,800	$49,273,300	$(46,809,900)	$2,772,200
Issuance of common stock pursuant to exercise of stock options granted to employees for services	158,188	100	29,900	—	30,000
Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	2,495,585	2,500	473,000	—	475,500
Share based compensation related to issuance of incentive stock options	—	—	90,100	—	90,100
Net loss	—	—	—	(1,032,100)	(1,032,100)
Balance, March 31, 2012	311,390,478	$311,400	$49,866,300	$(47,842,000)	$2,335,700

See accompanying notes to condensed financial statements

PAID, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011

Note 1. Organization and Significant Accounting Policies

The Company's primary focus is to provide brand-related services to businesses, celebrity clients in the entertainment industry as well as charitable organizations. PAID's brand management, brand marketing, social media marketing, product design and merchandising, website design, development and hosting services are designed to grow each client's customer base in size, loyalty and revenue generation. We offer entertainers and business entities comprehensive web-presence and related services supporting and managing clients' official websites and fan-community services including e-commerce, VIP ticketing, live event fan experiences, user-generated content, client content publishing and distribution, fan forums, social network management, social media marketing, customer data capture, management and analysis.

General Presentation and Basis of Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the years ended December 31, 2011, 2010 and 2009 that was filed on May 15, 2012.

In the opinion of management, the Company has prepared the accompanying financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2012.

Management's Plan

The Company has continued to incur significant losses. For the three months ended March 31, 2012, the Company reported a net loss of $1,032,100, and for the years ended December 31, 2011 and 2010, the Company reported losses of $3,974,200, and $3,306,800, respectively. The Company has an accumulated deficit of $47,842,000 at March 31, 2012.

Management believes that its efforts over the past two years has positioned the Company to take advantage of growth opportunities within the music and entertainment related industries. With the consolidation of facilities into our new Westborough location, management believes that the Company will be able to increase productivity and will be able to create efficiencies without having to incur additional overhead to support our client base. In addition, the Company expects to have a direct cash savings in 2012 of approximately $75,000 due to the Company's prior payment of rent in stock as outlined in Note 6. In 2011 the Company invested in infrastructure and new technologies, to enable us to process a higher volume of ecommerce activity, and be able to collect key data on buyers of our products and services. The Company has restructured personnel and has hired top talent to oversee business functions, such as fulfillment operations, client services, and business development. The Company will continue to develop key partnerships to aid in the acquisition of new clients and services.

Management believes that these changes will have a positive impact on revenues and gross profits for 2012, and with the recoupment of prepaid royalties and an increase in inventory turns, the Company should have sufficient resources to generate positive cash flow. In addition, the Company continues to increase its efforts to generate income from its patents.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2012.

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

Investments
As of March 31, 2012, the Company's investments consisted of trading securities that were stated at fair value, with gains or losses resulting from changes in fair value recognized in earnings as other income (expense), net. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized as earnings. Debt securities are classified as held for maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are recorded as either short term or long term on the balance sheet based on contractual maturity dates and are stated at cost. Securities not classified as held to maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders' equity.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Accounts receivable are presented net of an allowance for doubtful collections of $48,300, at March 31, 2012, and December 31, 2011. In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicates the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date. Accounts are written off when significantly past due after exhaustive efforts at collection.

Inventories

Inventories consist of merchandise for sale and are stated at the lower of average cost or market determined on a first-in, first-out (FIFO) method. When a purchase contains multiple copies of the same item, they are stated at average cost.

Management periodically reviews inventories on hand to ascertain if any are slow moving or obsolete. In connection with this review, at March 31, 2012 and December 31, 2011 the Company provided for reserves totaling $655,100.

Prepaid royalties

In accordance with GAAP, prepaid royalties, which consist of artist royalty advances are deferred when paid and expensed based on the completion of performances, shows or other activities. Certain stock advances contain guarantees related to the proceeds from the sale of the stock, and are accounted for at fair value on the date of issuance.

Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the respective lease term.

Intangible Assets
Intangible assets consist of patents which are being amortized on a straight-line basis over their estimated useful life of 17 years.

Asset Impairment
Long lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company bases its evaluation on indicators about the future economic benefits that the assets can be expected to provide including historical or future profitability measurements. Management reviews the estimated useful lives, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, if impairment is indicated, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset.

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

Fan experience sales generally include tickets and related experiences at concerts and other events conducted by performing artists associated with these fan experience revenues, are deferred until the related event has been concluded, at which time the revenues and related direct costs are recognized.

Fan club membership fees are recognized ratably over the term of the related membership, generally one year.

The Company recognizes merchandise sales revenue upon verification of the credit card transaction, shipment of the merchandise, and the discharge of all obligations of the Company with respect to the transaction.

Client services revenues include web development and design, creative services, film and video services, marketing services and general business consulting services. For contracts that are of a short duration and fixed price, revenue is recognized when there are no significant obligations and upon acceptance by the customer of the completed project. Revenues on longer-term fixed price contracts are recognized using the percentage-of-completion method. Services that are preformed on a time and material basis are recognized as the related services are performed.

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

Advertising costs

Advertising costs, totaling approximately $800 and $1,000 for the three months ended March 31, 2012 and 2011, respectively, are charged to expense when incurred.

Share-Based Compensation
Share-based compensation cost is measured at the fair value of the equity instrument awarded on the grant date, and is recognized as an expense over the recipients required service period (generally the vesting period of the equity grant).

Concentrations

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with stable high credit quality institutions, and management believes that the risk of loss is negligible

For the three months ended March 31, 2012 and 2011 revenues from a limited number of clients accounted for approximately 55% and 40%, respectively, of total revenues.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and have been excluded from the computation of diluted earnings per share because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

Reclassifications
Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 presentation with no effect on previously reported net loss or accumulated deficit.

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2012	December 31, 2011
Payroll and related costs	$55,400	$41,600
Professional and consulting fees	26,700	51,200
Royalties	172,100	587,300
Rent guarantee liability	563,400	505,900
Other	132,600	146,500
Total	$950,200	$1,332,500

Note 3. Common Stock

Share-based Incentive Plans

The Company has two stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

The 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), was adopted to replace an earlier plan. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted and exercised under this plan during the three months ended March 31, 2012 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2011	17,183,284	$0.145
Granted	2,653,773	0.001
Exercised	(2,653,773)	0.001
Options outstanding at March 31, 2012	17,183,284	$0.145

At March 31, 2012 there were 16,393,674 shares reserved for issuance under this plan.

The 2002 Stock Option Plan (“2002 Plan”) provided for the award of qualified and non-qualified options for up to 30,000,000 shares. The options granted have a ten-year contractual term and had a vesting schedule of either immediately, two years, or four years from the date of grant. As of March 31, 2012 options for 13,121,952 shares are outstanding.

Fair value of issuances

The fair value of the Company's option grants under the 2011 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011
Expected term (based upon historical experience)	<1 week	<1 week
Expected volatility	119.98%	103.42%
Expected dividends	None	None
Risk free interest rate	0.09%	0.05%

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company's common stock over the expected option term.

All but 10,500,000 options outstanding at March 31, 2012 are fully vested and exercisable. Information pertaining to options outstanding at March 31, 2012 is as follows:

Exercise Prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
0.001	1,061,332	6.48	$147,500
0.041	5,121,952	0.53	507,100
0.145	11,000,000	7.87	—
	17,183,284

Note 4. Income Taxes

There was no provision for income taxes for the three months ended March 31, 2012 and 2011 due to the Company's net operating losses and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating losses incurred by the Company and the valuation allowance against the Company's deferred tax asset. The valuation allowance has been recognized to fully reserve against net deferred tax assets at March 31, 2012 and December 31, 2011 is due to the likelihood that the benefit from the deferred tax asset will not be realized.

Net operating losses are the only temporary differences and the related carry forwards that give rise to deferred taxes.

The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The periods from 2008-2011 remain open to examination by the IRS and state jurisdictions.

At March 31, 2012, the Company has federal and state net operating loss carry forwards of approximately $39,500,000 and $18,300,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2015, while the federal carry forwards will expire intermittently through 2030.

Note 5. Related party transactions

Steven Rotman is the father of Gregory Rotman, President of the Company, and Richard Rotman, Vice-President/Secretary of the Company. The Company pays rent, as a tenant at will, to a company in which Steven Rotman is a shareholder. Monthly payments under this arrangement are approximately $2,500.

Note 6. Commitments and contingencies

Lease commitment
The Company leased an office facility in Boston, Massachusetts under a tenant at will agreement. In November 2011 the Landlord was notified under the provisions of the agreement that the Company would terminate the tenant at will agreement and vacate the premises in January 2012. The tenant at will agreement requires monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses.

On January 21, 2012 the Company closed its Boston office and moved to its new facility in Westborough, Massachusetts. The Company plans on moving its fulfillment center located in Worcester, Massachusetts to the Westborough facility in the second quarter of 2012.

Prepaid facility costs
Effective August 5, 2011, the Company had entered into a Lease with Flanders 155 LLC for premises located at 155 Flanders Road, Westborough, Massachusetts. Due to additional spacing needs, the Company and the Landlord terminated the lease and enter into a new lease on substantially the same terms for a different location owned by a sister affiliate of the Landlord, located at 40 Washington Street, Westborough, Massachusetts (the “Washington Street Location”). The lease is for an initial five year term, with an option to renew for one additional five year term. Monthly rent is $13,856 for the initial five year term, plus applicable taxes and operating expenses, all of which has been paid in shares of restricted stock of the Company. Monthly rent under the new lease is slightly higher in cost, but due to increased square footage in the Washington Street Location, has a lower cost per square foot.

The original payment consisted of 6,082,985 shares of common stock, at a closing market price of $.21 per share, based on a closing price as of August 22, 2011, which will be applied to the new lease at the Washington Street Location. The payment was for rent over five years, projected taxes and operating expenses, and a security deposit, for a total payment in common stock with a fair value of $1,277,400 at August 22, 2011. The Company has guaranteed to the Landlord under the Lease that the shares will sell on the open market for at least the value of the rent and other costs for a period of three months after the initial six month restriction on transfer, if the shares are sold during that time, although the Landlord may choose to hold the shares and forego the guaranty.

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2012, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Note 7. Prepaid Royalties

Prepaid royalties represent amounts paid in advance to certain clients and are recoupable against future royalties earned by the clients. Advances are issued in either cash or stock and advance amounts are calculated based on the clients' projected earning potential over a fixed period of time. Advances issued in stock are recorded at the fair value on the date of issue. The Company did not have any royalty payment guaranties outstanding at March 31, 2012.

Note 8. Fair Value Disclosure
The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the three months ended March 31, 2012.

	Fair Value
	Level	March 31, 2012	December 31, 2011
Investments	1	$332,500	205,000
Rent payment guarantee	2	$(563,400)	$(505,900)

The fair value of the Company's investments classified as trading securities is determined based on the closing market prices of the respective common stocks as of March 31, 2012.

Note 9. Stock Price Guarantee
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

In 2011 the Company recorded $442,600 in additional pre-paid rent expense due to the fair value of the guarantee, and will be amortized over the life of the lease. The fair value adjustment of the offsetting derivative liability will be recorded in the statement of operations as a component of other income.

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10K for the fiscal year ended December 31, 2011 that was filed on May 15, 2012.

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

Overview

The primary focus of PAID, Inc. (the “Company" or "PAID”) is to provide brand-related services to businesses and celebrity clients in the entertainment, sports and collectible industries. PAID's brand management, brand marketing, social media marketing, product design and merchandising, fulfillment services, website design, development and hosting, and authentication services are designed to grow each client's customer base in size, loyalty and revenue generation. We offer entertainers, celebrity athletes and business entities a comprehensive web-presence and related services by supporting and managing clients' official websites and fan-community services including e-commerce, VIP ticketing, live event fan experiences, user-generated content, and client content publishing and distribution.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our financial statements included in our Form 10-K filed on May 15, 2012. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

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

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011.

The following discussion compares the Company's results of operations for the three months ended March 31, 2012 with those for the three months ended March 31, 2011. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three Months Ended March 31,
	2012	2011	% Change
Merchandising and fulfillment	$680,500	$490,500	39%
Client services	67,400	55,700	21%
Touring revenue	533,000	165,100	223%
Total revenues	$1,280,900	$711,300	80%

Revenues increased 80% in the first quarter primarily from a 223% increase in touring revenues, a 39% increase in merchandising and fulfillment, and a 21% increase in client services.

Merchandising and fulfillment revenues increased $190,000 or 39% to $680,500 compared to $490,500 in 2011. The increase was attributable to our continued efforts in marketing and social media campaigns, which resulted in reaching new customers. The increase in new customers resulted in double digit revenue increases in a number of the Company's existing clients.

Client services revenues increased $11,700 or 21% to $67,400 compared to $55,700 in 2011. The increase was attributable to the addition of a large consulting project where the Company provided music industry consulting services.

Touring revenues increased $367,900 or 223% to $533,000, compared to $165,100 in 2011. The Company has generated a consistent touring base and revenues are directly impacted by our client's touring schedules and frequency. In the first quarter of 2012 the Company had several clients on tour which was the primary reason for the increase in revenues as compared to 2011.

Gross Profit

Gross profit increased $294,500 or 140% to $505,500 compared to $211,000 in 2011. Gross margin increased 9.8 percentage points to 39.5% from 29.7% in 2011. The increase was mainly attributable to an increase in merchandising and fulfillment margins due to lower inventory cost and an increase in shipping and handling fees charged.

Operating Expenses

Total operating expenses in 2012 were $1,605,900 compared to $1,231,500 in 2011, an increase of $374,400 or 30%. The increase is due to increases of $40,000 in client expenses related to touring activities and credit card processing costs, $240,700 in payroll and related costs, due to the addition of key personnel, $58,000 in facility and relocation costs associated with the consolidation of our offices, and $35,700 in administrative costs.

Net Loss

The Company realized a net loss in the first quarter of 2012 of $1,032,100 compared to a net loss of $1,020,900 for the same period in 2011. The losses for the first quarter of 2012 and 2011 each represent less than $0.01 per share.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash used in operating activities for the three months ended March 31, 2012, and 2011 is as follows:

	2012	2011
Net loss	$(1,032,100)	$(1,020,900)
Depreciation and amortization	13,900	7,800
Unrealized gain on investment	(127,500)	—
Share based compensation	90,100	113,000
Change in fair value of stock price guarantee	57,500	—
Intrinsic value of stock options awarded
in payment of outside services and compensation	505,500	486,600
Deferred revenues, net of prepaid royalties	760,100	(93,600)
Changes in current assets and liabilities	(375,300)	142,500
Net cash used in operating activities	$(107,800)	$(364,600)

Working Capital and Liquidity

The Company had cash and cash equivalents of $771,600 at March 31, 2012, compared to $996,000 at December 31, 2011. The Company had approximately $730,300 of working capital at March 31, 2012, a decrease of $496,800, compared to $1,227,100 at December 31, 2011. The decrease in working capital is attributable to the use of cash to fund operating activities for the first quarter of 2012.

The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management believes that that there are sufficient resources to generate positive cash flow through the continued growth in new business, through the recoupment of prepaid royalties, and an increase in inventory turns. Subject to the discussion below, management believes that the Company has adequate cash resources to fund operations during the next 12 months. In addition, management continues to explore opportunities and has organized additional resources to monetize its patents. However, there can be no assurance that anticipated growth in new business will occur, and that the Company will be successful in monetizing its patents. Management continues to seek alternative sources of capital to support operations. Finally, world economic conditions, in particular those in the United States, may impact sales of fan experiences and the availability of financing.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company's management, including the President of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President and Chief Financial Officer concluded that, as of March 31, 2012, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the

Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
The Company has identified five material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2011.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of March 31, 2012, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2011.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

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

PAID, INC.
Registrant

Date:	May 15, 2012	By:	/s/ Gregory Rotman
Gregory Rotman, President

Date:	May 15, 2012	By:	/s/ Christopher R. Culross
Christopher R. Culross, Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002