Form 10-K/A
period 2011-12-31
PAID INC
filed 2012-05-16
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K/A
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
Explanatory Note
The filing of the Annual Report on Form 10-K inadvertently left out certain exhibits, which are attached hereto to this amended filing.
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