Form 10-Q
period 2012-06-30
PAID INC
filed 2012-08-09
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of August 7, 2012, the issuer had outstanding 325,205,612 shares of its Common Stock, par value $.001 per share.

PAID, INC.
FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.
CONDENSED BALANCE SHEETS

ASSETS	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$153,300	$996,000
Investments	153,400	205,000
Accounts receivable, net	433,400	194,300
Inventories, net	1,060,600	876,700
Prepaid expenses and other current assets	577,100	574,100
Prepaid royalties	1,630,300	522,100
Total current assets	4,008,100	3,368,200

Property and equipment, net	264,500	91,000
Intangible asset, net	6,600	7,100

Prepaid facility costs	1,237,500	1,468,000

Total assets	$5,516,700	$4,934,300

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$826,500	$491,400
Capital leases - current portion	27,800	13,800
Accrued expenses	1,711,600	1,332,500
Deferred revenues	541,100	303,400
Total current liabilities	3,107,000	2,141,100

Long-term liabilities:
Capital leases - net of current	61,100	21,000

Commitments and contingencies (note 9)

Shareholders' equity:
Common stock, $.001 par value, 350,000,000 shares authorized; 324,172,532 and 308,736,705 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	324,200	308,800
Additional paid-in capital	51,509,000	49,273,300
Accumulated deficit	(49,484,600)	(46,809,900)
Total shareholders' equity	2,348,600	2,772,200

Total liabilities and shareholders' equity	$5,516,700	$4,934,300
See accompanying notes to condensed financial statements

PAID, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$2,286,700	$1,674,500	$3,567,600	$2,385,800
Cost of revenues	1,653,800	1,082,900	2,429,300	1,583,100
Gross profit	632,900	591,600	1,138,300	802,700

Operating expenses	1,915,800	1,402,300	3,521,700	2,633,800
Loss from operations	(1,282,900)	(810,700)	(2,383,400)	(1,831,100)

Other income (expense):
Interest expense	(1,800)	(800)	(3,500)	(1,200)
Unrealized loss on investment	(179,100)	—	(51,600)	—
Unrealized loss on stock price guarantee	(178,700)	—	(236,200)	10
Total other income (expense), net	(359,600)	(800)	(291,300)	(1,200)

Loss before income taxes	(1,642,600)	(811,400)	(2,674,700)	(1,832,300)
Provision for income taxes	—	—	—	—
Net loss	$(1,642,600)	$(811,400)	$(2,674,700)	$(1,832,300)

Loss per share - basic	$(0.01)	$—	$(0.01)	$(0.01)
Weighted average shares - basic and diluted	317,968,817	289,434,362	314,051,404	288,710,776

See accompanying notes to condensed financial statements

PAID, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	2012		2011
Operating activities:
Net loss	$(2,674,700)		$(1,832,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,700		18,100
Unrealized loss on investment	51,600		—
Share based compensation	180,200		226,000
Change in fair value of stock price guarantee	236,200		—
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	2,030,900		843,400
Fair value of stock options awarded to employees in payment of compensation	40,000		162,700
Changes in assets and liabilities:
Accounts receivable	(239,100)		106,300
Inventories	(183,900)		54,000
Prepaid expense and other current assets	99,000		(121,100)
Prepaid royalties	(1,108,200)		(57,100)
Prepaid facility costs	128,500		—
Accounts payable	335,200		41,200
Accrued expenses	142,900		28,000
Deferred revenue	237,700		278,200
Net cash used in operating activities	(690,000)		(252,600)
Investing activities:
Property and equipment additions	(145,100)		(11,400)

Financing activities:
Payments on capital leases	(7,600)		(5,000)
Proceeds from the exercise of stock options	—		1,000
Net cash used in financing activities	(7,600)		(4,000)

Net decrease in cash and cash equivalents	(842,700)		(268,000)

Cash and cash equivalents, beginning	996,000		747,300

Cash and cash equivalents, ending	$153,300		$479,300

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$—		$—
Interest	$3,500		$1,200
SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Acquisition of property and equipment under capital lease	$61,600	28,500	$30,400
See accompanying notes to condensed financial statements

PAID, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2011	308,736,705	$308,800	$49,273,300	$(46,809,900)	$2,772,200
Issuance of common stock pursuant to exercise of stock options granted to employees for services	249,097	200	39,800	—	40,000
Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	15,186,730	15,200	2,015,700	—	2,030,900
Share based compensation related to issuance of incentive stock options	—	—	180,200	—	180,200
Net loss	—	—	—	(2,674,700)	(2,674,700)
Balance, June 30, 2012	324,172,532	$324,200	$51,509,000	$(49,484,600)	$2,348,600

See accompanying notes to condensed financial statements

PAID, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011
Note 1. Business

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

Management's Plan
The Company has continued to incur significant losses. For the six months ended June 30, 2012, the Company reported a net loss of $2,675,000, and the Company has an accumulated deficit of $49,484,600 at June 30, 2012.

Management believes that its efforts over the past two years has positioned the Company to take advantage of growth opportunities within the music and entertainment related industries. With the consolidation of facilities into our new Westborough location, management believes that the Company will be able to increase productivity and will be able to create efficiencies without having to incur additional overhead to support our client base. Our intention was to have a direct cash savings in 2012 of approximately $75,000 due to the Company's prior payment of rent in stock as outlined in Note 9; however, due to the decrease in our stock price we had to extend the guarantee period to our landlord until December 31, 2012, and will be unable to realize any cash saving this year.

As part of the strategic plan for 2012, the Company will form two subsidiaries, one for its celebrity services business and the other for managing its patent portfolio. The Company has also developed a strategic plan to better use its Intellectual Property to generate cash flow. In addition, the Company has filed for a third patent application which is currently in progress with the U.S. Patent and Trademark Office (USPTO).

Management believes that these changes will have a positive impact on revenues and gross profits, and with the recoupment of advanced royalties, an increase in inventory turns, and cost reductions, the Company should have sufficient resources to generate positive cash flow.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2012.

Note 2. Significant Accounting Policies

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

Investments
As of June 30, 2012, the Company's investments consisted of trading securities that were stated at fair value, with gains or losses resulting from changes in fair value recognized in earnings as other income (expense), net. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized as earnings. Debt securities are classified as held for maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are recorded as either short term or long term on the balance sheet based on contractual maturity dates and are stated at cost. Securities not classified as held to maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders' equity.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Accounts receivable are presented net of an allowance for doubtful collections of $48,300, at June 30, 2012, and December 31, 2011. In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicates the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date. Accounts are written off when significantly past due after exhaustive efforts at collection.

Inventories
Inventories consist of merchandise for sale and are stated at the lower of average cost or market determined on a first-in, first-out (FIFO) method.

Management periodically reviews inventories on hand to ascertain if any are slow moving or obsolete. Inventories are presented net of reserve for inventory obsolescence of, $655,100 at June 30, 2012, and December 31, 2011.

Advanced royalties
In accordance with GAAP, advanced royalties, which consist of artist royalty advances are deferred when paid and expensed based on the completion of performances, shows or other milestones. Certain stock advances contain guarantees related to the proceeds from the sale of the stock, and are accounted for at fair value on the date of issuance.

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

Fan experience sales generally include tickets and related experiences at concerts and other events conducted by performing artists associated with these fan experience revenues. These revenues are deferred until the related event has been concluded, at which time the revenues and related direct costs are recognized.

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

Advertising costs
Advertising costs, totaling approximately $4,000 and $5,500 for the six months ended June 30, 2012 and 2011, respectively, are charged to expense when incurred.

Share-Based Compensation
Share-based compensation cost is measured at the fair value of the equity instrument awarded on the grant date, and is recognized as an expense over the recipients required service period (generally the vesting period of the equity grant).

Concentrations
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with stable high credit quality institutions, and management believes that the risk of loss is negligible

For the six months ended June 30, 2012 and 2011 revenues from a limited number of clients accounted for approximately 60% and 50%, respectively, of total revenues. In addition advanced royalties are 60% to one client at June 30, 2012 and 0% to that same client at December 31, 2011.

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

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2012	December 31, 2011
Payroll and related costs	$99,400	$41,600
Professional and consulting fees	79,200	51,200
Royalties	263,700	587,300
Stock payment guarantee liability	1,076,700	505,900
Other	192,600	146,500
Total	$1,711,600	$1,332,500

Note 4. Income Taxes

There was no provision for income taxes for the six months ended June 30, 2012 and 2011 due to the Company's net operating losses and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating losses incurred by the Company and the valuation allowance against the Company's deferred tax asset. The valuation allowance has been recognized to fully reserve against net deferred tax assets at June 30, 2012 and December 31, 2011 is due to the likelihood that the benefit from the deferred tax asset will not be realized.

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

At June 30, 2012, the Company has federal and state net operating loss carry forwards of approximately $41,017,000 and $19,850,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2015, while the federal carry forwards will expire intermittently through 2030.

Note 5. Related party transactions

Steven Rotman is the father of Gregory Rotman, President of the Company, and Richard Rotman, Vice-President/Secretary of the Company. The Company pays rent, at approximately $2,500 per month, as a tenant at will, to a company in which Steven Rotman is a shareholder. On June 30, 2012 the Company terminated the tenant at will agreement, and vacated the premises as part of the facility consolidation to Westborough, Massachusetts. Rent expense for the six months ended June 30, 2012 and 2011 was approximately $15,000.

Note 6. Advance Royalties

Advance royalties represent amounts the Company has advanced to certain clients and are recoupable against future royalties earned by the clients. Advances are issued in either cash or stock and advance amounts are calculated based on the clients' projected earning potential over a fixed period of time. Advances made by issuing stock or stock options are recorded at the fair value on the date of issue. During the second quarter of 2012 the Company issued options to purchase common stock at an exercise price of $0.001 per share for both advance and previously earned royalties. The options were exercised immediately along with a Company guarantee that the shares acquired would sell for at least $1,246,118 within 6 months. If the shares do not reach the require $0.12 per share within that period, the Company has the option of issuing additional shares at their fair value at the end of the period or making a cash payment for the difference between the guaranteed sales price and the fair value of the stock at the end of the 6 month period.

Note 7. Fair Value Disclosure
The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the six months ended June 30, 2012.

	Fair Value
	Level	June 30, 2012	December 31, 2011
Investments	1	153,400	205,000
Royalty guarantee	2	(397,500)	—
Stock lease payment guarantee	2	(781,200)	(505,900)

The fair value of the Company's investments classified as trading securities is determined based on the closing market prices of the respective common stocks as of June 30, 2012.

The fair value of the rent guarantee was calculated using the Black-Scholes Option Pricing Model with the following assumptions:

Term of guarantee	5 months
Historical volatility	0.8373
Expected dividend	None
Risk free interest rate	0.0001

In 2011 the Company recorded $442,600 in additional pre-paid rent expense due to the fair value of the guarantee, and will be amortized over the life of the lease. The fair value adjustment of the offsetting derivative liability will be recorded in the statement of operations as a component of other income.

The fair value of the royalty guarantee was calculated using the Black-Scholes Option Pricing Model with the following assumptions:

Term of guarantee	8 months
Historical volatility	116.58%
Expected dividend	None
Risk free interest rate	0.07%

In the second quarter of 2012 the Company recorded $401,100 in additional pre-paid rent expense due to the fair value of the guarantee, and will be amortized over the guarantee period. The fair value adjustment of the offsetting derivative liability will be recorded in the statement of operations as a component of other income.

Note 8. Common Stock

Share-based Incentive Plans

The Company has two stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

The 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), was adopted to replace an earlier plan. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. At June 30, 2012 there were 3,611,620 shares reserved for issuance under this plan.

The 2002 Stock Option Plan (“2002 Plan”) provided for the award of qualified and non-qualified options for up to 30,000,000 shares. The options granted have a ten-year contractual term and had a vesting schedule of either immediately, two years, or four years from the date of grant. As of June 30, 2012 options for 13,121,952 shares are outstanding.

Information with respect to stock options granted and exercised under these plans during the six months ended June 30, 2012 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2011	17,183,284	$0.105
Granted	15,435,827	0.001
Exercised	(15,435,827)	0.001
Options outstanding at June 30, 2012	17,183,284	$0.105

Fair value of issuances

The fair value of the Company's option grants under the 2011 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011
Expected term (based upon historical experience)	<1 week	<1 week
Expected volatility	115.86%	103.98%
Expected dividends	None	None
Risk free interest rate	0.08%	0.01%

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company's common stock over the expected option term.

All but 5,500,000 options outstanding at June 30, 2012 are fully vested and exercisable. Information pertaining to options outstanding at June 30, 2012 is as follows:

Exercise Prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
0.001	1,061,332	6.23	$115,700
0.041	5,121,952	0.28	353,400
0.145	11,000,000	7.62	—
	17,183,284

Note 9. Commitments and contingencies

Lease commitment
The Company leased an office facility in Boston, Massachusetts under a tenant at will agreement. In November 2011 the Landlord was notified under the provisions of the agreement that the Company would terminate the tenant at will agreement and vacate the premises in January 2012. The tenant at will agreement required monthly payments of approximately $5,800, plus increases in real estate taxes and operating expenses.

On January 21, 2012 the Company closed its Boston office and moved to its new facility in Westborough, Massachusetts. During the second quarter, the Company completed the move of its fulfillment center located in Worcester, Massachusetts, to its new facility in Westborough, Massachusetts.

Prepaid facility costs
In 2011, the Company entered into a lease for premises located at 40 Washington Street, Westborough, Massachusetts (the “Washington Street Location”). The lease is for an initial five year term, with an option to renew for one additional five year term. Monthly rent is $13,856 for the initial five year term, plus applicable taxes and operating expenses, all of which has been paid in shares of restricted stock of the Company.

The original lease payment consisted of 6,082,985 shares of common stock, having a closing market price of $0.21 per share, on August 22, 2011. The payment was for rent over five years, projected taxes and operating expenses, and a security deposit.

Stock price guarantee
The Company has guaranteed the landlord that the shares would sell on the open market for at least $1,386,500, given the landlord sells the shares within a period of three months after the initial six month restriction on transfer has expired. Subsequently, the Company entered into the first amendment to the lease agreement, to extend the guarantee period to December 31, 2012.

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation. As of June 30, 2012, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10K for the fiscal years ended December 31, 2011, 2010, and 2009 that was filed on May 15, 2012.

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

Prepaid royalties

Prepaid royalties represent amounts paid in advance to certain clients against future royalties earned by the clients. Advances are issued in either cash or stock and advance amounts are calculated based on the client's projected earning potential over a fixed period of time. Advances issued in stock are recorded at the fair value on the date of issue.

Results of Operations

Comparison of the three months ended June 30, 2012 and 2011.

The following discussion compares the Company's results of operations for the three months ended June 30, 2012 with those for the three months ended June 30, 2011. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three Months Ended June 30,
	2012	2011	% Change
Merchandising and fulfillment	$645,000	$548,500	18%
Client services	211,100	126,400	67%
Touring revenue	1,430,600	999,600	43%
Total revenues	$2,286,700	$1,674,500	37%

Revenues increased 37% in the second quarter due to a 67% increase in client services, a 43% increase in touring revenues, and an 18% increase in merchandising and fulfillment.

Merchandising and fulfillment revenues increased $96,500 or 18% to $645,000 compared to $548,500 in 2011. Revenues from existing clients increased $89,900 or 20% to $545,464 compared to $455,568 in 2011, due to our continued efforts in marketing and social media campaigns, which resulted in reaching new customers. Revenues from the acquisition of new clients in 2012 resulted in $98,500 in additional revenue for the second quarter, these revenues were offset by $89,800 due to revenues earned in the second quarter of 2011 but did not recur in 2012. This offset decreased the year over year percentage change by 2 percentage points from 20% to 18%.

Client services revenues increased $84,700 or 67% to $211,100 compared to $126,400 in 2011. Revenues generated from existing services clients decreased $21,000 or 26% to 63,800 from $85,800 in the second quarter of 2011 compared to 2011. The decrease is attributable to a decrease in client activities in the second quarter 2012 compared to 2011. Revenues from new client services projects was $129,500 in the second quarter of 2012 of which $123,400 are non-recurring. The increase in new revenues for 2012 are offset by $30,600 of revenues earned in 2011 but did not reoccur in 2012. The percentage change decrease of 26% in existing clients was offset by a 41% increase in new revenues in the second quarter of 2012.

Touring revenues increased $431,000 or 43% to $1,430,600, compared to $999,600 in 2011. The Company has generated a consistent touring base and revenues are directly impacted by our client's touring schedules and frequency. In the second quarter of 2012 the Company had several clients on tour which was the primary reason for the increase in revenues as compared to 2011.

Gross Profit

Gross profit increased $41,300 or 7% to $632,900 compared to $591,600 in 2011. Gross margin decreased 7.7 percentage points to 27.7% from 35.3% in 2011. The decrease was mainly attributable due to a higher concentration of touring revenues which have much lower margins than merchandising and client services revenues.

Operating Expenses

Total operating expenses in 2012 were $1,915,800 compared to $1,402,300 in 2011, an increase of $513,500 or 37%. The increase is due to increases of $131,400 in payroll and related costs due to personnel additions and salary adjustments, $65,400 in consulting costs, $99,700 in facility and relocation costs associated with the consolidation of our offices, and one time costs of $263,900 in accounting fees due the the resignation of Grant Thornton, and the re-audit of 2009, 2010, and 2011. These increases were offset by decreases of $31,800 in administrative operating expenses and, $15,100 in client expenses.

Net Loss

The Company realized a net loss in the second quarter of 2012 of $1,642,600 compared to a net loss of $811,400 for the same period in 2011. The losses for the second quarter of 2012 represents $0.01 per share, as compared to the losses in the second quarter of 2011 which were less than $0.01 per share.

Comparison of the six months ended June 30, 2012 and 2011.

The following discussion compares the Company's results of operations for the six months ended June 30, 2012 with those for the six months ended June 30, 2011. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Six Months Ended June 30,
	2012	2011	% Change
Merchandising and fulfillment	$1,325,500	$1,039,000	28%
Client services	278,500	182,100	53%
Touring revenue	1,963,600	1,164,700	69%
Total revenues	$3,567,600	$2,385,800	50%

Revenues increased 50% in the first two quarters of 2012 due to a 69% increase in touring revenues, a 53% increase in client services, and a 28% increase in merchandising and fulfillment.

Merchandising and fulfillment revenues increased $286,500 or 28% to $1,325,500 compared to $1,039,000 in 2011. Revenues from existing clients increased $323,100 or 39% to $1,154,500 compared to $831,400 in 2011, due to our continued efforts in marketing and social media campaigns, which resulted in reaching new customers. Revenues from the acquisition of new clients in the first two quarters of 2012 resulted in $168,000 in additional revenue, these revenues were offset by $194,600 due to revenues earned in the first two quarters of 2011 but did not recur in 2012. This offset decreased the year over year percentage by 10 percentage points from 39% to 28%.

Client services revenues increased $96,400 or 53% to $278,500 compared to $182,100 in 2011. Revenues generated from existing services clients decreased $14,800 or 10% to $128,100 from $142,900 in the second quarter of 2011 compared to 2011. The decrease is attributable to a decrease in client activities in the first two quarters of 2012 compared to 2011. Revenues from new client services projects was $149,300 in the first two quarters of 2012 of which $123,400 are non-recurring. The increase in new revenues for 2012 are offset by $39,100 of revenues earned in the first two quarters of 2011 but did not reoccur in 2012. The percentage change decrease of 10% in existing clients was offset by a 43% increase in new revenues in the first two quarters of 2012.

Touring revenues increased $798,900 or 69% to $1,963,600 compared to $1,164,700 in 2011. The Company has generated a consistent touring base and revenues are directly impacted by our client's touring schedules and frequency. In the first two quarters of 2012 the Company had several clients on tour which was the primary reason for the increase in revenues as compared to 2011.

Gross Profit

Gross profit increased $335,600 or 42% to $1,138,300 compared to $802,700 in 2011. Gross margin decreased 1.7 percentage points to 31.9% from 33.6% in 2011. The decrease was mainly attributable due to a higher concentration of touring revenues which have much lower margins than merchandising and client services revenues.

Operating Expenses

Total operating expenses in 2012 were $3,521,700 compared to $2,633,800 in 2011, an increase of $887,900 or 34%. The increase is due to increases of $372,200 in payroll and related costs due to personnel additions and salary adjustments, $108,000 in consulting costs, $25,300 in client expenses due to an increase in client activities, $168,300 in facility and relocation costs associated with the consolidation of our offices, and one time costs of $266,000 in accounting fees due the the resignation of Grant Thornton, and the re-audit of 2009, 2010, and 2011. These increases were offset by decreases of $51,900 in administrative operating expenses.

Net Loss

The Company realized a net loss in the first two quarters of 2012 of $1,642,600 compared to a net loss of $811,400 for the same period in 2011. The losses for the first two quarters of 2012 and 2011 each represent $0.01 per share.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash used in operating activities for the six months ended June 30, 2012, and 2011 is as follows:

	2012	2011
Net loss	$(2,674,700)	$(1,832,300)
Depreciation and amortization	33,700	18,100
Unrealized gain on investment	51,600	—
Share based compensation	180,200	226,000
Change in fair value of stock price guarantee	236,200	—
Fair value of stock options awarded
in payment of outside services and compensation	2,070,900	1,006,100
Deferred revenues, net of prepaid royalties	(870,500)	221,100
Changes in current assets and liabilities	282,600	108,400
Net cash used in operating activities	$(690,000)	$(252,600)

Working Capital and Liquidity

The Company had cash and cash equivalents of $153,300 at June 30, 2012, compared to $996,000 at December 31, 2011. The Company had approximately $901,100 of working capital at June 30, 2012, a decrease of $326,000, compared to $1,227,100 at December 31, 2011. The decrease in working capital is attributable to the use of cash to fund operating activities for the first two quarters of 2012.

The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management believes that that there are sufficient resources to generate positive cash flow through the continued growth in new business, through the recoupment of advanced royalties, increasing inventory turns, and through cost cutting. Subject to the discussion below, management believes that the Company has adequate cash resources to fund operations during the next 12 months. In addition, the Company has filed a third patent application with the U.S. Patent and Trademark Office, and management has developed a strategic plan with respect to its Intellectual Property to generate cash flow. However, there can be no assurance that anticipated growth in new business will occur, and that the Company will be successful in utilizing its Intellectual Property to generate cash flow. Management continues to seek alternative sources of capital to support operations. Finally, world economic conditions, in particular those in the United States, may impact sales of fan experiences and the availability of financing.

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

Derivative Instrument
The Company accounts for derivative instruments on the balance sheet at fair value using the Black-Scholes option pricing model calculation.  Changes in fair value of the Company's stock price guaranties are recorded each period in the statement of operations as a component of other income.

Seasonality

Our revenue is subject to seasonality and fluctuations during the year primarily related to artist touring activities.  Our clients typically tour between March and October.  In addition, the timing of tours for top-grossing acts could impact comparability of quarterly results year over year.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company's management, including the President of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President and Chief Financial Officer concluded that, as of June 30, 2012, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
The Company has identified five material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2011.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of June 30, 2012, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2011.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.0	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAID, INC.
Registrant

Date:	August 9, 2012	By:	/s/ W. Austin Lewis IV
W. Austin Lewis IV, Chief Executive Officer

Date:	August 9, 2012	By:	/s/ Christopher R. Culross
Christopher R. Culross, Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)