Form 10-Q
period 2012-09-30
PAID INC
filed 2012-11-20
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes ☐     No ☒

As of November 19, 2012, the issuer had outstanding 326,313,074 shares of its Common Stock, par value $.001 per share.

Explanatory Note: PAID, Inc. ("PAID") is filing this Form 10-Q in reliance upon Order Under Section 17A, and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specific Provisions of the Exchange Act and Certain Rules Thereunder (Release No. 68224/November 14, 2012)(the "Order"). Due to the location of certain professional advisors in the area impacted by Hurricane Sandy and their unavailability during such storm and the related aftermath, PAID Inc. has been unable to file this report by the filing deadline of November 14, 2012. As discussed in the Order, the Securities and Exchange Commission has provided companies that have been impacted by this event and have a report due during the period October 29, 2012 through November 20, 2012 with the ability to file such report on or before November 21, 2012.

PAID, INC.
FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.
CONDENSED BALANCE SHEETS

ASSETS	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$562,400	$996,000
Investments	180,500	205,000
Accounts receivable, net	920,400	194,300
Inventories, net	1,011,400	876,700
Prepaid expenses and other current assets	371,000	574,100
Prepaid royalties	666,100	522,100
Total current assets	3,711,800	3,368,200

Property and equipment, net	233,800	91,000
Intangible asset, net	6,400	7,100

Prepaid facility costs	1,180,600	1,468,000

Total assets	$5,132,600	$4,934,300

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$656,700	$491,400
Capital leases - current portion	27,500	13,800
Accrued expenses	2,160,800	1,332,500
Deferred revenues	346,700	303,400
Total current liabilities	3,191,700	2,141,100

Long-term liabilities:
Capital leases - net of current	54,400	21,000

Commitments and contingencies (note 9)

Shareholders' equity:
Common stock, $.001 par value, 350,000,000 shares authorized; 326,313,074 and 308,736,705 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	326,300	308,800
Additional paid-in capital	51,956,100	49,273,300
Accumulated deficit	(50,395,900)	(46,809,900)
Total shareholders' equity	1,886,500	2,772,200

Total liabilities and shareholders' equity	$5,132,600	$4,934,300
See accompanying notes to condensed financial statements

PAID, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$7,093,500	$1,620,400	$10,661,100	$4,006,200
Cost of revenues	5,696,200	1,010,500	8,125,500	2,593,600
Gross profit	1,397,300	609,900	2,535,600	1,412,600

Operating expenses	1,662,100	1,412,400	5,183,900	4,046,200
Loss from operations	(264,800)	(802,500)	(2,648,300)	(2,633,600)

Other income (expense):
Interest expense	(1,300)	(800)	(4,800)	(2,000)
Other income	11,000	—	11,000	—
Unrealized gain/(loss) on investment	27,100	—	(24,400)	—
Unrealized loss on stock price guarantee	(683,300)	—	(919,500)	—
Total other income (expense), net	(646,500)	(800)	(937,700)	(2,000)

Loss before income taxes	(911,300)	(803,300)	(3,586,000)	(2,635,600)
Provision for income taxes	—	—	—	—
Net loss	$(911,300)	$(803,300)	$(3,586,000)	$(2,635,600)

Loss per share - basic	$—	$—	$(0.01)	$(0.01)
Weighted average shares - basic and diluted	325,699,374	295,014,276	317,962,401	290,835,033

See accompanying notes to condensed financial statements

PAID, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	2012	2011
Operating activities:
Net loss	$(3,586,000)	$(2,635,600)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	56,000	29,500
Bad debts	—	15,000
Unrealized loss on investment	24,400	—
Share based compensation	532,500	339,000
Change in fair value of stock price guarantee	919,500	—
Amortization of prepaid facility costs	227,800	—
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	2,126,800	1,240,300
Fair value of stock options awarded to employees in payment of compensation	40,000	308,800
Changes in assets and liabilities:
Accounts receivable	(726,100)	(39,300)
Inventories	(134,600)	(15,800)
Prepaid expense and other current assets	203,100	(211,700)
Prepaid royalties	(144,000)	(11,800)
Prepaid facility costs	59,600	—
Accounts payable	165,300	34,600
Accrued expenses	(91,200)	53,800
Deferred revenue	43,300	1,077,800
Net cash provided by (used in) operating activities	(283,600)	184,600
Investing activities:
Property and equipment additions	(136,400)	(22,400)

Financing activities:
Payments on capital leases	(14,600)	(8,400)
Proceeds from the exercise of stock options	1,000	83,000
Net cash provided by (used in) financing activities	(13,600)	74,600

Net increase (decrease) in cash and cash equivalents	(433,600)	236,800

Cash and cash equivalents, beginning	996,000	747,200

Cash and cash equivalents, ending	$562,400	$984,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$—	$—
Interest	$4,800	$2,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Acquisition of property and equipment under capital lease	$61,600	$30,400
Common stock issued in payment of future facility costs	$—	$1,277,400
See accompanying notes to condensed financial statements

PAID, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2011	308,736,705	$308,800	$49,273,300	$(46,809,900)	$2,772,200
Issuance of common stock pursuant to exercise of stock options granted to employees for services	249,097	200	39,800	—	40,000
Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	16,365,272	16,300	2,110,500	—	2,126,800
Share based compensation related to issuance of incentive stock options	—	—	532,500	—	532,500
Options exercised	962,000	1,000	—	—	1,000
Net loss	—	—	—	(3,586,000)	(3,586,000)
Balance, September 30, 2012	326,313,074	$326,300	$51,956,100	$(50,395,900)	$1,886,500

See accompanying notes to condensed financial statements

PAID, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011
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

Management's Plan
The Company has continued to incur significant losses. For the nine months ended September 30, 2012, the Company reported a net loss of $3,586,000, and the Company has an accumulated deficit of $50,395,900 at September 30, 2012.

Management is positioning the Company to take advantage of growth opportunities within the music and entertainment related industries, mainly VIP experiences. With the consolidation of facilities into our new Westborough location, management believes that the Company will be able to increase productivity and will be able to create efficiencies without having to incur additional overhead to support our client base.

The Company has also developed a strategic plan to better use its Intellectual Property to generate cash flow. In addition, the Company has filed for a third patent application, which is currently in progress with the U.S. Patent and Trademark Office (USPTO).

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

Investments
As of September 30, 2012, the Company's investments consisted of trading securities that were stated at fair value, with gains or losses resulting from changes in fair value recognized in earnings as other income (expense), net. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized as earnings. Debt securities are classified as held for maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are recorded as either short term or long term on the balance sheet based on contractual maturity dates and are stated at cost. Securities not classified as held to maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders' equity.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Accounts receivable are presented net of an allowance for doubtful collections of $48,300, at September 30, 2012, and December 31, 2011. In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicates the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date. Accounts are written off when significantly past due after exhaustive efforts at collection.

Inventories
Inventories consist of merchandise for sale and are stated at the lower of average cost or market determined on a first-in, first-out (FIFO) method.

Management periodically reviews inventories on hand to ascertain if any are slow moving or obsolete. Inventories are presented net of reserve for inventory obsolescence of $655,100 at September 30, 2012, and December 31, 2011.

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

Revenue recognition
The Company generates revenue principally from sales of fan experiences, fan club membership fees, sales of its purchased inventories, and from client services.

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

Selling and Administrative Expenses
Selling, general, and administrative expenses include indirect client related expenses, including credit card processing fees, payroll, travel, facility costs, and other general and administrative expenses.

Advertising costs
Advertising costs, totaling approximately $4,000 and $6,900 for the nine months ended September 30, 2012 and 2011, respectively, are charged to expense when incurred.

Share-Based Compensation
Share-based compensation cost is measured at the fair value of the equity instrument awarded on the grant date, and is recognized as an expense over the recipients required service period (generally the vesting period of the equity grant).

Concentrations
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with stable high credit quality institutions, and management believes that the risk of loss is negligible

For the nine months ended September 30, 2012 and 2011 revenues from a limited number of clients accounted for approximately 72% and 41%, respectively, of total revenues. In addition, 49% of advanced royalties are to one client at September 30, 2012 and 0% to that same client at December 31, 2011.

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

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2012	December 31, 2011
Payroll and related costs	$65,900	$41,600
Professional and consulting fees	92,600	51,200
Royalties	420,800	587,300
Stock payment guarantee liabilities	1,456,100	505,900
Other	125,400	146,500
Total	$2,160,800	$1,332,500

Note 4. Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2012 and 2011 due to the Company's net operating losses and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating losses incurred by the Company and the valuation allowance against the Company's deferred tax asset. The valuation allowance has been recognized to fully reserve against net deferred tax assets at September 30, 2012 and December 31, 2011 is due to the likelihood that the benefit from the deferred tax asset will not be realized.

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

At September 30, 2012, the Company has federal and state net operating loss carry-forwards of approximately $41,576,095 and $20,406,514, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2015, while the federal carry-forwards will expire intermittently through 2030.

Note 5. Related party transactions

Steven Rotman is the father of Gregory Rotman, former President of the Company, and Richard Rotman, former Vice-President/Secretary of the Company. The Company paid rent, at approximately $2,500 per month, as a tenant at will, to a company in which Steven Rotman is a shareholder. On June 30, 2012 the Company terminated the tenant at will agreement, and vacated the premises as part of the facility consolidation to Westborough, Massachusetts. Rent expense for the nine months ended September 30, 2012 and 2011 was approximately $15,000 and $22,500 respectively.

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

Note 7. Fair Value Disclosure
The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the nine months ended September 30, 2012.

	Fair Value
	Level	September 30, 2012	December 31, 2011
Investments	1	180,600	205,000
Royalty guarantee	2	(568,600)	—
Stock lease payment guarantee	2	(887,500)	(505,900)

The fair value of the Company's investments classified as trading securities is determined based on the closing market prices of the respective common stocks as of September 30, 2012.

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

The 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), was adopted to replace an earlier plan. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. At September 30, 2012 there were 2,466,137 shares reserved for issuance under this plan. The 2011 Plan shall be discontinued as of October 15, 2012, such that no further options shall be available for issuance under this plan as of that date.

The 2002 Stock Option Plan (“2002 Plan”) provided for the award of qualified and non-qualified options for up to 30,000,000 shares. The options granted have a ten-year contractual term and had a vesting schedule of either immediately, two years, or four years from the date of grant. As of September 30, 2012 options for 13,121,952 shares are outstanding, with no additional shares reserved.

Information with respect to stock options granted and exercised under these plans during the nine months ended September 30, 2012 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2011	17,183,284	$0.105
Granted	21,614,369	0.016
Exercised	(17,576,369)	0.001
Canceled	(5,068,750)	0.143
Options outstanding at September 30, 2012	16,152,534	$0.087

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan"). The purpose of the 2012 Plan, is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. There are 5,000,000 shares reserved for issuance under this plan.

Fair value of issuances
The fair value of the Company's option grants under the 2011 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011
Expected term (based upon historical experience)	<1 week	<1 week
Expected volatility	118.33%	103.56%
Expected dividends	None	None
Risk free interest rate	0.06%	0.03%

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company's common stock over the expected option term.

All but 5,500,000 options outstanding at September 30, 2012 are fully vested and exercisable. Information pertaining to options outstanding at September 30, 2012 is as follows:

Exercise Prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
0.001	30,582	2.12	$1,700
0.041	5,121,952	0.03	75,800
0.065	5,000,000	9.86	—
0.145	6,000,000	9.12	—
	16,152,534

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

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2012, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Note 10. Subsequent events
The Company has evaluated its subsequent events through November 20, 2012, the date that the accompanying financial statements were issued.  Material sub-sequent events reflected are disclosed in Note 8.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our financial statements included in our Form 10-K filed on May 15, 2012. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include:

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

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011.

The following discussion compares the Company's results of operations for the three months ended September 30, 2012 with those for the three months ended September 30, 2011. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three Months Ended September 30,
	2012	2011	% Change
Merchandising and fulfillment	$1,515,300	$688,400	120%
Client services	58,900	84,900	(31)%
Touring revenue	5,519,300	847,100	552%
Total revenues	$7,093,500	$1,620,400	338%

Revenues increased 338% in the third quarter due to a 552% increase in touring revenues, and an 120% increase in merchandising and fulfillment offset by a 31% decrease in client services.

Merchandising and fulfillment revenues increased $826,900 or 120% to $1,515,300 compared to $688,400 in 2011. Revenues from existing clients increased $644,200 or 103% to $1,272,400 compared to $628,200 in 2011, due to a nationally televised bi-annual event from one of our major customers and due to back to school and fall promotions. Revenues from the acquisition of new clients in 2012 resulted in $242,800 in additional revenue for the third quarter, these new revenues were offset by a decrease of $60,100 which represents revenues earned in the third quarter of 2011 but did not recur in 2012.

Client services revenues decreased $26,000 or 31% to $58,900 compared to $84,900 in 2011. Revenues generated from existing services clients decreased $24,600 or 33% to 50,300 from $74,900 in the third quarter of 2012 compared to 2011. The decrease is attributable to a decrease in billable client activities in the third quarter 2012 compared to 2011.

Touring revenues increased $4,672,200 or 552% to $5,519,300, compared to $847,100 in 2011. The Company has generated a consistent touring base and revenues are directly impacted by our clients' touring schedules and frequency. In the third quarter of 2012 the Company had several clients on tour which was the primary reason for the increase in revenues as compared to 2011.

Gross Profit

Gross profit increased $787,400 or 129% to $1,397,300 compared to $609,900 in 2011. Gross margin decreased 17.9 percentage points to 19.7% from 37.6% in 2011. The decrease was mainly attributable due to a higher concentration of touring revenues which have much lower margins than merchandising and client services revenues.

Operating Expenses

Operating expenses for the third quarter were $1,662,100 compared to $1,412,400 in 2011, an increase of $249,700 or 18%. Operating expenses excluding option compensation and depreciation which are non-cash charges, decreased $44,500 or 3% to $1,243,700 from $1,288,100 The decrease is due to decreases of $96,900 in payroll and related costs due to reductions in personnel and salary adjustments, $40,200 in consulting costs, $99,500 in general and administrative costs, offset by increases of $70,100 in facility costs due to the consolidation of facilities, $10,600 in accounting fees, and $111,500 in client related expenses, which are associated with an increase in touring activities. Non-cash expenses increased $294,200 due to an option compensation charge of $239,300 as a result of options issued in the quarter and $10,900 in additional depreciation expense, and stock price guarantee of $44,000.

Proforma Results:

The following table compares the Company's results of operations excluding option compensation, and stock price guarantees for the three months ended September 30, 2012 with those for the three months ended September 30, 2011.

	Three Months Ended
	September 30, 2012	September 30, 2011
Revenues	$7,093,500	$1,620,400
Cost of revenues	5,509,100	1,010,500
Gross profit	1,584,400	609,900

Operating expenses	1,265,800	1,299,400
Income (loss) from operations	318,600	(689,500)

Reconciliation of non cash expenses to reported results
Option compensation	352,300	113,000
Stock price guarantee	231,100	—

Reported loss from operations	$(264,800)	$(802,500)

Net Loss

The Company realized a net loss in the third quarter of 2012 of $911,300 compared to a net loss of $803,300 for the same period in 2011. The losses for the third quarter of 2012 and 2011 each represent less than $0.01 per share.

Comparison of the nine months ended September 30, 2012 and 2011.

The following discussion compares the Company's results of operations for the nine months ended September 30, 2012 with those for the nine months ended September 30, 2011. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Nine Months Ended September 30,
	2012	2011	% Change
Merchandising and fulfillment	$2,840,800	$1,727,500	64%
Client services	337,400	266,900	26%
Touring revenue	7,482,900	2,011,800	272%
Total revenues	$10,661,100	$4,006,200	166%

Revenues increased 166% in the first three quarters of 2012 due to a 272% increase in touring revenues, a 26% increase in client services, and a 64% increase in merchandising and fulfillment.

Merchandising and fulfillment revenues increased $1,113,300 or 64% to $2,840,800 compared to $1,727,500 in 2011. Revenues from existing clients increased $1,011,900 or 69% to $2,471,900 compared to $1,460,000 in 2011, due to our continued efforts in marketing and social media campaigns, which resulted in reaching new customers, and a nationally televised bi-annual event with one of our major clients. Revenues from the acquisition of new clients in the first three quarters of 2012 resulted in $368,900 in additional revenue, these new revenues were offset by a decrease of $267,500, which represent revenues earned in the first three quarters of 2011 but did not recur in 2012.

Client services revenues increased $70,500 or 26% to $337,400 compared to $266,900 in 2011. Revenues generated from existing services clients for the first three quarters decreased $34,900 or 16% to $183,000 from $217,900 in 2011. The decrease is attributable to a decrease in billable client activities in the first three quarters of 2012 compared to 2011.

Touring revenues increased $5,471,100 or 272% to $7,482,900 compared to $2,011,800 in 2011. The Company has generated a consistent touring base and revenues are directly impacted by our clients' touring schedules and frequency. In the first three quarters of 2012 the Company had several clients on tour which was the primary reason for the increase in revenues as compared to 2011.

Gross Profit

Gross profit increased $1,123,000 or 80% to $2,535,600 compared to $1,412,600 in 2011. Gross margin decreased 11.5 percentage points to 23.8% from 35.3% in 2011. The decrease was mainly attributable due to a higher concentration of touring revenues which have much lower margins than merchandising and client services revenues.

Operating Expenses

Total operating expenses in 2012 were $5,183,900 compared to $4,046,200 in 2011, an increase of $1,137,700 or 28%. Operating expenses excluding option compensation, stock price guarantee, and depreciation which are non-cash charges, increased $873,700 or 24% to $4,551,400 from $3,677,700 The increase is due to increases of $275,300 in payroll and related costs due to personnel and salary adjustments, $67,800 in consulting costs, $238,400 in facility costs due to the consolidation of facilities, $276,600 in accounting fees, due to the resignation of Grant Thornton, and the re-audit of 2009, 2010, and 2011 and $136,900 in client related expenses, which are associated with an increase in touring activities. The increase was offset by a decrease in general operating expenses of $121,200. Non-cash expenses increased $264,000 due to an increase in option compensation of $193,500 as a result of options issued in the third quarter, $44,000 in stock price guarantee costs, and $26,500 in additional depreciation expense.

Proforma Results:

The following table compares the Company's results of operations for the nine months ended September 30, 2012 with those for the nine months ended September 30, 2011.

	Nine Months Ended
	September 30, 2012	September 30, 2011
Revenues	$10,661,100	$4,006,200
Cost of revenues	7,876,000	2,452,500
Gross profit	2,785,100	1,553,700

Operating expenses	4,607,400	3,707,200
Income (loss) from operations	(1,822,300)	(2,153,500)

Reconciliation of non cash expenses to reported results
Option compensation	532,500	339,000
Stock price guarantee	293,500	141,100

Reported loss from operations	$(2,648,300)	$(2,633,600)

Net Loss

The Company realized a net loss in the first three quarters of 2012 of $3,586,000 compared to a net loss of $2,635,600 for the same period in 2011. The losses for the first three quarters of 2012 and 2011 each represent $0.01 per share.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash used in operating activities for the nine months ended September 30, 2012, and 2011 is as follows:

	2012	2011
Net loss	$(3,586,000)	$(2,635,600)
Depreciation and amortization	56,000	29,500
Unrealized gain on investment	24,400	—
Share based compensation	532,500	339,000
Amortization of prepaid facility costs	227,800	—
Change in fair value of stock price guarantee	919,500	—
Fair value of stock options awarded
in payment of outside services and compensation	2,166,800	1,549,200
Deferred revenues, net of prepaid royalties	(100,700)	1,066,000
Changes in current assets and liabilities	(523,900)	(163,500)
Net cash provided by (used in) operating activities	$(283,600)	$184,600

Working Capital and Liquidity

The Company had cash and cash equivalents of $562,400 at September 30, 2012, compared to $996,000 at December 31, 2011. The Company had approximately $520,100 of working capital at September 30, 2012, a decrease of $707,000, compared to $1,227,100 at December 31, 2011. The decrease in working capital is attributable to the increase in our derivative liability of $950,200 due to stock price guarantees. Adjusting working capital for the derivative liability, which is a non-cash current liability, working capital on a proforma basis increased in the nine months ending September 30, 2012 by $243,200 to $1,470,300.

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

As part of the strategic plan, the Company plans on forming two subsidiaries, one for its celebrity services business and the other for managing its patent portfolio. The Company has also developed a strategic plan to better use its Intellectual Property to generate cash flow. In addition, the Company has filed for a third patent application which is currently in progress with the U.S. Patent and Trademark Office (USPTO).

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company's management, including the President of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President and Chief Financial Officer concluded that, as of September 30, 2012, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
The Company has identified five material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2011.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of September 30, 2012, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

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

PAID, INC.
Registrant

Date:	11/20/2012	By:	/s/ W. Austin Lewis IV
W. Austin Lewis IV, Chief Executive Officer

Date:	11/20/2012	By:	/s/ Christopher R. Culross
Christopher R. Culross, Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)