Form 10-K
period 2012-12-31
PAID INC
filed 2013-04-15
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2012 or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from ___________to _____________________

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

 Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Over-the-Counter Bulletin Board on June 30, 2012 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $36,000,000

As of April 15, 2013, the registrant had 328,874,050 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index

PAID, INC.

FORM 10-K

FOR THE YEAR ENEDED DECEMBER 31, 2012

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

Our Business

The Company's primary focus is to provide brand-related services to businesses and celebrity clients in the entertainment industry as well as charitable organizations. PAID's brand management, brand marketing, social media marketing, product design and merchandising, website design, development and hosting services are designed to grow each client's customer base in size, loyalty and revenue generation. We offer entertainers and business entities comprehensive web-presence and related services supporting and managing clients' official websites and fan-community services including e-commerce, VIP ticketing, live event fan experiences, user-generated content, client content publishing and distribution, fan forums, social network management, social media marketing, customer data capture, management and analysis. PAID's brand support services also include design and production of print, audio and video promotion marketing materials for client branded products and events. In addition to sourcing, designing and marketing, PAID sells merchandise for celebrities and businesses, through official website stores and other web-based outlets as well as on-tour and retail outlets. Our celebrity services proprietary content management system and our use of both off-the-shelf best of class and proprietary software applications provides an opportunity for our clients to offer a Direct-To-Consumer solution enabling more information, merchandise and experiences directly to their customers and communities while optimizing our ability to capture customer data and build robust customer data-bases for them. We provide business management tools for online retailers, through AuctionInc, which is home to our patented shipping calculator and automated auction checkout and order processing system. This system provides the fundamental structure for our celebrity web hosting and development services, and for individuals seeking a professional and interactive presence on the Internet.

All the sales for our celebrity and entertainment services, other than retail and tour merchandise, are made through the client's official website and official social network site and PAID's proprietary content managed system. A customer interested in a membership, merchandise, fan experience or ticket would use our system to make purchases, and then depending on the sale, the Company either ships the merchandise, or delivers the fan experience at a concert or other event. The services offered by a client depend upon the client's desire and willingness to offer different initiatives. Not all clients and customer bases are the same and the Company works closely with its different clients to cater to their unique needs. Our services also include marketing, management, sponsorship, mobile marketing, and website development and management. We provide services for artists and organizations such as Aerosmith, The Moody Blues, Stand Up 2 Cancer, Global Merchandise Services, and others.

AuctionInc Software. AuctionInc is a suite of online shipping and tax management tools assisting businesses with e-commerce storefronts, shipping solutions, tax calculation, inventory management, and auction processing. The application was designed originally to reduce overhead costs for auction sales, but over time the functionality and core business is strictly focused on shipping and tax calculations. The product does have tools to assist with other aspects of the fulfillment process, but the main purpose of the product is to provide accurate shipping and tax calculations and packaging algorithms that provide customers with the best possible shipping and tax solutions.

The AuctionInc system was originally designed to assist and improve just the Company's sales, but management realized that there was a need for an order management system for individuals and businesses that sell on the Internet, specifically at auctions and sites with multiple sellers. In 2000 the Company's technology team focused its attention on the core fundamental piece of the system called the Shipping Calculator. The Company recognized the potential importance of the calculator and filed for a patent before launching it to the public in April of 2001. The Company obtained its first patent on the shipping calculator in January 2008, the second patent in April 2011 and the third patent in January 2013. The product is modular based and we continue to develop new tools and products for its customers.

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

Business Strategy

Our mission is to increase the Company's market share and revenues by providing products and services that grow each of our client's customer bases in size, loyalty and revenue generation. As the Company continues to support our clients in earning more, owning more and keeping more of the business they are responsible for having created in the first place we continue to strengthen our reputation, add new clients to our client base and share in the increase in revenues across the aggregate of the Company's client roster. Our strategy to achieve our mission is based upon the following:

During 2012 we experienced continued expansion of our Direct-to-Consumer marketing, ecommerce and fulfillment services, celebrity web-hosting, merchandising and fan experience programs. We believe there will be an increase in online and social communities that will create an opportunity for more celebrity web store management, fan community monetization and fulfillment services. It is our view that our services and programs will become more desirable as these communities and social interactions increase. Our proprietary Content Management System was built to handle news, events, ticketing, fan experiences, e-commerce, video, music streaming, mobile services, downloads and forums. Our Customer Relationship Management was developed to facilitate the capture, analysis and management of customer data.

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

Strategic Partnerships: Our growth strategy includes strategic partnerships with music business industry leaders in providing software solutions, which enable Direct-To-Consumer ecommerce. We also partner with providers of turnkey solutions for their celebrity clients for design, product development, manufacturing and sales in all channels of retail distribution: live events, web stores, sponsorships, and third-party licensing. We provide web store development, ecommerce, inventory management and pick-pack-ship services to their celebrity clients including One Direction, Motley Crue, Slash, Slayer, Alice Cooper, and others.

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

In 2012 we looked to streamline and focus our resources on cutting edge technology to drive the awareness and to deliver our products and services to a larger audience. Promoting and marketing PAID's celebrity services will continue by using various mediums of marketing; social engine marketing; “adword” campaigns, search engine optimization, email marketing, social media marketing, traditional print media and public relations methods, and presence at industry conferences and trade shows. However, as our celebrity services continue to gain exposure, we have had substantial opportunity to grow our business through referrals. Networking and referral business is a large portion of sales and marketing for these types of services. As we market and promote our celebrity services, we also will be supporting our proprietary content management system, increasing our CRM capabilities with enhanced marketing services, and continue to invest in our shipping calculator products.

The Company will continue to market AuctionInc throughout 2013. In the past, representatives of the Company attended trade shows, events and conferences to analyze the potential for AuctionInc and to expand the Company's marketing base. Based on experience with existing partnerships that promote AuctionInc, the Company believes that creating partnerships is an effective marketing tool to promote and encourage new registrations. The Company will continue to seek new partnerships. The Company may promote the AuctionInc product line in trade publications to reach small and midsize companies.

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

Revenue Sources

In 2012, our revenues were derived from our online merchandise and fulfillment operations, client services and touring programs. Although we expect that this revenue model will generate increased revenue, if we are not successful in implementing this model, if the entertainment industry and fans do not accept the services we provide, if costs are higher than anticipated, or if revenues do not increase as rapidly as hoped, we may not be able to generate positive cash flow. There are a number of factors that may impact our plans and inhibit our success. See “Risk Factors” included in Item 1A. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Competition

Our web hosting software program, AuctionInc software suite, is proprietary. We received three patents related to our online auction shipping and tax calculators in January 2008, April 2011, and January 2013. We do not have any other patents for our designs or innovations and we may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology. We believe that our products and other proprietary rights do not infringe on the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products or other works of ours. This assertion may require us to enter into royalty arrangements or result in costly litigation.

We also utilize free open-source technology in certain areas. Unlike proprietary software, open-source software has publicly available source code and can be copied, modified and distributed with minimal restrictions. The client websites we build are developed on a Coldfusion proprietary content management and ecommerce engine. We use open source software and technology as well to support the growing social and viral opportunities on the Internet. By using 'best-of-breed' products and tools we can maximize our clients opportunities while minimizing our costs, which we are able to pass on to our customers.

Research and Development

Over the past 2 years the Company has not made additional investments in research and development.

Employees

As of April 15, 2013, the Company currently has 11 full time equivalent employees. We have no collective bargaining agreements and consider the relationship with our employees to be good.

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

We require substantial working capital to fund our business. Additional funds or authorized common stock may be necessary for our Company to continue its operations and to make recoupable advances for merchandise, artist appearances, and VIP programs. If we are unable to obtain financing in the amounts desired and on acceptable terms, or at all, or issue stock, we could be required to reduce significantly the scope of our expenditures or limit our ability to engage an artist, which would have a material adverse effect on our business potential and the market price of our common stock. If we raise additional funds by issuing equity securities, our shareholders will be further diluted. Based on our cash position as of December 31, 2012, we may need additional capital to fund our anticipated operating expenses over the next 12 months. If we require additional funding, there can be no assurances that the financing will be obtained, or if obtained, that funding will be obtained on reasonably acceptable terms.

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

As a strategic response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on our results of operations and financial condition. In 2012, our revenues were derived from our celebrity services, fulfillment services, and ticketing and fan experiences.

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

Growth places a significant strain on our management, operational and financial resources, and has placed significant demands on our management, which currently includes one executive officer. In order to manage growth, we will be required to expand existing operations, particularly with respect to customer service and merchandising, to improve existing and implement new operational, financial and inventory systems, procedures and controls.

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

We are substantially dependent on the continued services of our key executive officer, , W. Austin Lewis, IV, as CEO, and CFO. Mr. Lewis has specialized knowledge and skills with respect to our Company and our operations and relationships with our clients. As a result, if Mr. Lewis were to leave our Company, we could face substantial difficulty in hiring qualified successors and could experience a loss in revenue while any successor obtains the necessary training and experience or builds new relationships. We do not maintain any key person life insurance.

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

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which will prohibit us from engaging in a “business combination” with an “interested stockholder” for three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in a prescribed manner. Generally, a "business combination" includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Generally, an "interested stockholder" is a person who, together with affiliates and associates, owns (or within three years prior to the determination of interested stockholder status, did own) 15% or more of a corporation's voting stock. The existence of this provision would be expected to have an anti-takeover effect with respect to transactions not approved in advance by the Board of Directors, including discouraging attempts that might result in a premium over the market price for the shares of common stock held by stockholders. Section 203 could adversely affect the ability of stockholders to benefit from certain transactions ,which are opposed by the Board or by stockholders owning 15% of our common stock, even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

Our success is dependent in part on our ability to obtain and maintain proprietary protection for our technologies and processes.

Our most important intellectual property relates to the software for our AuctionInc products, our web-hosting services and our research center. We do not have any patents or patent applications for our designs or innovations, except for our patent with respect to our online auction shipping and tax calculator, one of our software products. We may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology.

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

The market for Internet products and services is very competitive. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. We currently or potentially compete with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include:

•	other companies that manage celebrity web sites or that sell concert tour tickets online, such as Live Nation/Ticketmaster/VIP Nation, MusicToday, Ground Control, Artist Arena, and FanAsylum;

•	a number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce, including Internet Shopping Network, Google, Shopping.com, Amazon and Ebay.

•	a variety of other companies that offer merchandise similar to ours but through physical auctions and with which we compete for sources of supply.

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

We rely on encryption and authentication technology licensed from a third party through an online user agreement to provide the security and authentication necessary to effect secure transmission of confidential information. We believe that a significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We cannot give assurances, that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction data. If this compromise of our security were to occur, it could have a material adverse effect on our business, results of operations and financial condition. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. To the extent that activities of our Company or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. We cannot offer assurances that our security measures will prevent security breaches or that failure to prevent these security breaches will not have a material adverse effect on our business.

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

The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take time to resolve. In addition, because our service is available over the Internet in multiple states, and we sell to numerous consumers resident in these states, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state. Our failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject our Company to taxes and penalties for the failure to qualify. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect our business, results of operations and financial condition.

Risks Associated with our Common Stock

Our stock price has been and may continue to be very volatile.

The market price of the shares of our common stock has been, and is likely to be, highly volatile. During the 12 months prior to December 31, 2012, our stock price as traded on the OTC Bulletin Board has ranged from a high of $.26 per share to a low of $.0262 per share. The variance in our share price makes it difficult to forecast with any certainty the stock price at which you may be able to buy or sell your shares of our common stock. The market price for our stock could be subject to wide fluctuations in response to factors that are out of our control such as:

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

We have issued numerous options, and convertible securities to acquire our common stock that have had a dilutive effect on our shareholders. We depend on our ability to issue stock and options to conserve cash. We compensate a number of employees and consultants through stock option grants under the Company's 2001 Non-Qualified Stock Option Plan and more recently under the 2011 Non-Qualified Stock Option Plan. One hundred twenty million shares were registered under the 2001 plan since its inception in 2001, and thirty million shares were registered in 2011 under the 2011 plan. Typically, shares are immediately exercised by the employee or consultant. In 2012, employees received options for 249,097 shares equal to $40,000 in compensation, and consultants and professionals received 16,365,272 shares equal to $2,126,831 in compensation. Dilution is more substantial when our stock price is low.

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

The SEC adopted regulations, which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock may be subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser's prior written consent to the transaction.

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

Our common stock is currently traded on the OTC Bulletin Board (“OTCBB”), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There is a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the twelve months prior to December 31, 2012, the actual daily trading volume ranged from a low of 15,000 shares of common stock to a high of over 3.7 million shares of common stock with 13 days exceeding a trading volume of 1,000,000 shares. Selling our shares can be more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares purchased should they desire to do so.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012 the Company maintained its principal office, including its corporate offices and fulfillment center in Westborough, Massachusetts, pursuant to a lease, which expires in April 2016, for 26,061 square feet of office and warehouse space. The Company closed its Boston office in January 2012, and its Worcester office in April 2012, and occupied the new facility on January 13, 2012.

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

The following table sets forth the high and low bid information for our common stock as reported by OTCBB for the eight quarters ended December 31, 2012. The quotations from the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

2011	High	Low
Quarter ended March 31, 2011	$0.34	$0.22
Quarter ended June 30, 2011	$0.49	$0.23
Quarter ended September 30, 2011	$0.39	$0.20
Quarter ended December 31, 2011	$0.27	$0.12

2012	High	Low
Quarter ended March 31, 2012	$0.26	$0.14
Quarter ended June 30, 2012	$0.16	$0.08
Quarter ended September 30, 2012	$0.11	$0.04
Quarter ended December 31, 2012	$0.17	$0.03

As of March 14, 2013, there were approximately 1,544 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

We have not previously paid cash dividends on our common stock, and intend to utilize current resources to operate the business; thus, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

Equity Compensation Plan Information

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	8,000,000	$0.095	-
Equity Compensation Plans Not Approved by Security Holders	10,030,582	$0.073	3,000,000
Total	18,030,582	$0.083	3,000,000

Refer to Note 12, Notes to Financial Statements for the Years ended December 31, 2012, and 2011 incorporated by reference herein from Part II, Item 8, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to provide the information for this Item 6.

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

Overview

The primary focus of PAID, Inc. (the “Company”) is to provide brand-related services to businesses, celebrity clients in the entertainment industry as well as charitable organizations. PAID's brand management, brand marketing, social media marketing, product design and merchandising, website design; development and hosting services are designed to grow each client's customer base in size, loyalty and revenue generation. We offer entertainers, charities, and business entities comprehensive web-presence and related services supporting and managing clients' official websites and fan-community services including e-commerce, VIP ticketing, live event fan experiences, user-generated content, client content publishing and distribution, fan forums, social network management, social media marketing, customer data capture, management and analysis.

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

Results of Operations

Comparison of the years ended December 31, 2012 and 2011

The following discussion compares the Company's results of operations for the year ended December 31, 2012 with those for the year ended December 31, 2011. The Company's financial statements and notes thereto included elsewhere in this annual report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Years ended December 31,
	2012	2011	% Change
Merchandising and fulfillment	$4,093,600	$2,736,900	49.6%
Client services	396,300	387,400	2.3%
Touring revenue	9,478,300	3,796,200	148.6%
Total revenues	$13,968,200	$6,920,500	101.2%

Revenues increased 102% in 2012 primarily from a 149% increase in touring revenue, a 2% increase in client services, and a 49% increase in merchandising and fulfillment.

Merchandise and fulfillment revenues increased $1,356,700 or 49.6% to $4,093,600 compared to a increase of $563,500 in 2011. In 2012 the Company focused on marketing and social media campaigns, which resulted in reaching new customers. The increase in new customers resulted in double digit revenue increases in a number of the Company's existing as well as new clients. In addition, the Company rolled out its new sales data management system which allowed the Company to develop client specific promotional campaigns, which resulted in better targeting of the existing customer base.

Client Services revenues increased $8,900 or 2% to $396,300 compared to $387,400 in 2011.

Touring revenue increased $5,682,100 or 150% to $9,478,300 compared to $3,796,200 in 2011. The Company has generated a consistent touring base and revenues are directly impacted by our client's touring schedules and frequency. In 2012 Aerosmith, Motley Crue, and the Moody Blues were the primary contributors to the increase in revenues.

Gross Profit

Gross profit increased $397,953 or 17% to $2,722,927 compared to $2,324,974 in 2011. Gross margin decreased 15 percentage points to 19% from 34% in 2011. The decrease in gross margin was mainly attributable to an increase in Touring revenue which has a lower margin.

Operating Expenses

Total operating expenses in 2012 were $6,470,477 compared to $6,313,119 in 2011, an increase of $157,358 or 2%. The increase is due to increases in personnel and facility costs.

Net Loss

The Company realized a net loss in 2012 of $4,146,200 compared to a net loss of $3,974,179 for the same period in 2011. The losses for 2012 and 2011 each represent $(0.01) per share.

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

Merchandise and fulfillment revenues increased $563,500 or 26% to $2,736,900 compared to $2,173,400 in 2010. In 2011 the Company focused on marketing and social media campaigns, which resulted in reaching new customers. The increase in new customers resulted in double digit revenue increases in a number of the Company's existing clients. In addition, the Company rolled out its new sales data management system, which allowed the Company to develop client specific promotional campaigns, which resulted in better targeting of the existing customer base.

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

Gross Profit

Gross profit increased $163,900 or 8% to $2,325,000 compared to $2,161,100 in 2010. Gross margin increased 3.6 percentage points to 33.6% from 30.0% in 2010. The increase was mainly attributable to an increase in merchandising and fulfillment margins due to lower inventory cost and an increase in shipping and handling fees.

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

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash provided by (used in) operating activities for the years ended December 31, 2012, and 2011, is as follows

	2012	2011
Net loss	(4,146,200)	(3,974,200)
Depreciation and amortization	77,055	40,626
Unrealized gain on investment	38,056	(80,000)
Inventory Reserve	398,120	125,000
Bad debt	5,000	23,300
Payments received in common stock	-	(125,000)
Payments made in common stock	24,167	-
Payment of stock option exercise received as compensation	-	235,750
Change in fair value derivative	365,846	63,294
Share based compensation	850,459	699,925
Stock Subscription Receivable	(64,000)
Amortization of prepaid facility costs	238,013
Fair value of stock options awarded
in payment of outside services and compensation	2,166,831	2,220,436
Deferred revenues, net of prepaid royalties	119,398	576,372
Changes in current assets and liabilities	416,284	631,457

Net cash provided by operating activities	553,029	288,660

Working Capital and Liquidity

The Company had cash and cash equivalents of $1,433,035 at December 31, 2012, compared to $996,000 at December 31, 2011. The Company had approximately $487,700 of working capital at December 31, 2012, a decrease of $739,400 compared to $1,227,100 at December 31, 2011. The decrease in working capital is attributed to the write down in inventories of $398,000, an increase in accounts payable and accrued expenses of $493,700, offset by increases in accounts receivables of $159,500.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, the Company is not required to provide the information for this Item 7A.

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

As described in our accompanying Management's Report on Internal Control over Financial Reporting, we have identified five remaining material weaknesses in internal control over financial reporting. Because of these remaining material weaknesses, we concluded that, as of December 31, 2012, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

We have implemented new procedures and controls in 2012 and expect to take further steps to remediate the material weaknesses at the entity and activity levels, and to review further our procedures and controls in 2013. In addition, we expect to make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2012 based on criteria established under the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) integrated framework of internal controls. The COSO framework identifies five components of internal control and provides a basis for evaluating the effectiveness of internal controls. Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2012 due to the following:

1.	Entity Level Controls

◦	Ineffective control environment, including lack of corporate governance

◦	Ineffective communication of information

◦	Ineffective monitoring of activities

2.	Activity Level Controls

◦	Lack of procedures and control documentation

◦	Lack of segregation of duties

1.	Inadequate Entity Level Controls

Ineffective Control Environment

The Control Environment is the tone of an organization and how the tone influences the control consciousness of its people. Control environment factors include, the integrity, ethical values, and competence of the entity’s people; management’s philosophy and operating style; the way management assigns authority and responsibility; the way management organizes and develops its people; and the attention and direction provided by the audit committee and board of directors. The control environment includes the Company’s Corporate Governance which is made up of a set of practices, policies, laws, and principals, designed to provide guidance and structure to directors, managers, and employees with a clear view of corporate goals and business objectives. These processes and procedures need to be clearly defined, presented and administered to each participant in the organization, and should document the distribution of rights and responsibilities among employees, management, clients and customers.

Steps taken towards Remediation for an Ineffective Control Environment:

•	The Company has strengthened its hiring and employment practices by completing in-depth screenings of new personnel, and has initiated formal employee review procedures.

•	In 2011, the Company contracted with an outside consulting company to provide training to our managers, customer service and operational personnel. The Company is also assisting us in developing and documenting our policies, procedures and controls which will assist us in the remediation of our weakness in internal controls.
•	Management has direct oversight and responsibility for independent contractors and consultants. All independent contractors and consultants are required to follow strict corporate policies relating to confidential information, and non-disclosure of corporate and client data. Management sets project goals and objectives for each independent contractor and consultant and measures the performance of each on a regular basis.
•	Management and the Board formally meet to discuss our filings and the discussions are being documented for future reference. During these discussions, our auditors, and legal counsel may present to the Company various information which may be of material importance to our financial reporting and internal controls.
•	The Company has made improvements by designing and drafting a corporate governance policy which has been approved but he Board of Directors, which documents the role of the Board and management, functions of the Board, role of the Audit Committee, agenda items for Board meetings, recoupment of unearned compensation, indemnification, reporting of concerns and complaints, and director access to management.

Ineffective Communication of Information

Information and communication systems support the identification, capture, and, exchange of information in a form and time frame that enable people to carry out their responsibilities. This component includes information technology controls which are specific activities performed by persons of systems designed to ensure that the business objective can be met, protect the business from fraud and collusion, and keep the corporate assets protected and safe.

Steps taken towards Remediation of Information Technology Controls:

•	Enhanced the documentation and procedures of our information technology to control assurance that changes to financial applications are properly authorized and tested and that access to our information systems and financial applications are appropriately restricted.
•	Updated our information systems user profiles to improve access controls.
•	Implemented improvements to our information systems to further address control deficiencies.
•	Updated secure backup procedures with best practice methodologies for protecting our financial data and, in case of a problem, continuously testing restoration from backup tapes.
•	Enhanced the documentation of certain core proprietary technologies so that there is more redundancy and protection of corporate assets.

Ineffective Monitoring

Monitoring is a process that assesses the quality of internal control performance over time.

Steps taken towards Reduction of Monitoring:

•	The Company has reorganized the organizational reporting structure to enable greater oversight and control of operations which has increased the level of awareness and accountability.
•	The Company meets regularly throughout the year to review operating results, policies and procedures, and employee reviews and practices. The Company also has an annual planning meeting to set strategy and goals for the coming year, and consults with its outside professionals on compliance requirements.
•	New management personnel are required to review their procedures and policies to make sure they are effective. The Company is evaluating the procedure and polices that have material weakness and developing corrective action plans to strengthen our internal controls.
•	The Company has made sweeping changes to its policies and procedures with regard to its financial reporting systems. Upgrades to software systems have been made throughout 2011 which has resulted in the automation of accounting transactions and has enhanced our financial reporting and timeliness of operating results. Management and staff are more integrated into the review process, and results are tracked against expectations.
•	Finance staff are required to review expenses for proper approval and accounting treatment. Managers and staff are required to have expenditures pre-approved by their supervisor, all significant expenditures require multiple approvals including Company officers.

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

Steps taken towards Remediation of Revenue Recognition:

•	Most revenue transactions are online credit card payments from products placed for sale on various clients' web sites. The pricing for the products listed is reviewed and approved by management and documented on purchase orders that are reviewed by each department manager.
•	In 2011 the Company upgraded its transactional processing systems which resulted in the automation of several manual accounting tasks. This automation eliminated the risk of human error for these manual tasks and created a more concise audit trail in the revenue recognition process.
•	Each week client managers and marketing staff receive a document outlining the revenues from all clients with strategic information enabling them to compare actual results versus plan and be able to prepare goal and objectives for future weeks. Management reviews the document and works with client management and marketing personnel to hit incremental milestones and forecast.
•	All web sales are reconciled across the Company's multiple revenue and accounting systems comparing for any discrepancies.
•	Improved systems and procedures reconciling offsite revenue nightly. This process reconciles individual revenues directly back to individual general ledger accounts. There is a clear segregation of duties throughout the process minimizing risk of fraud and requiring more individuals to be accountable at different times.

Steps taken towards Remediation of Expenditures and Accounts Payable:

•	Established improved procedures documenting and providing an approval process for authorizing a merchandising agent to complete and submit a purchase order. Each purchase order, has been authorized by management, and a clear segregation of duties exists between the merchandise being ordered, received and payment made.
•	An internal control procedure has been implemented for receiving goods accurately and validating the cost, quantities, quality of goods against the purchase order.
•	Implemented a policy to obtain at least two quotes on inventory purchases.
•	Implemented a signature authorization policy outlining specific authority prior to any commitment of our funds for various transactions and purchases.
•	Client accounts are reviewed monthly with client managers and accounting staff to assess project performance against expectations. Client revenues are reviewed weekly with client managers and marketing to assess actual results versus plan. Expenses are reviewed as incurred for proper accounting treatment and approval. Client royalty statements are prepared as required and reviewed by management and client managers.
•	The Vendor Master File is reviewed on a weekly basis for updates and changes and any changes are analyzed and monitored for their activity and frequency.

Steps taken towards Remediation of Inventory Controls:

•	Access to changing data within the inventory management software has been restricted to only essential personnel. Other individuals have access to view data and access reports, but they are restricted from making any changes within the system.
•	Policies have been implemented that require all purchases and inventory maintenance to be reviewed by management to authorize pricing, sales and promotional events through client web sites.
•	Improved procedures regarding receiving logs, quality assurance checks, and purchase order processes have been implemented to provide for a clear separation of duties. These procedures deter fraud and protect against collusion.

•	Improved physical inventory controls, and interim cycle counts, are overseen by management, with weekly reviews randomly checking floor to sheet and sheet to floor. This procedure, along with improved reporting, is designed to tighten inventory controls and increase inventory turns. Management and merchandising personnel meet regularly to review inventory levels, and client product lines.

Steps taken towards Remediation of Financial Closing:

•	The Company has moved all accounting functions in-house from a third party certified accounting firm.
•	The Company closes its books and reconciles all accounts monthly, and provides management with a comprehensive set of financial and operating reports and analysis of results.

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

Steps taken towards Remediation for Segregation of Duties:

•	The Company has changed processes and procedures, has hired additional personnel, and has made upgrades to its inventory management system to better align duties and responsibilities so that there is a greater segregation of duties.
•	The Company has added additional personnel and has segregated certain duties and tasks to provide greater oversight. Transactional processing requires review and approval from an independent staff member or manager. Manual tasks are required to follow written or verbal procedures that have been approved by the Company.
•	The Company implemented new project management software, which was designed to increase efficiencies and reduce overhead. The software also identifies deliverables, which may be dependent on other deliverables enabling the project managers to redirect duties to other individuals. This software assists the Company with reducing its dependency on any one particular employee with multiple responsibilities, thus preventing a bottleneck and risk of too much control on any one individual.

In 2012 the Company made significant improvements to the activity level controls specifically with regard to the deficiencies with the financial close and inventory controls. With the consolidation of facilities in 2012, the Company expects to take additional steps in 2013 to remediate the deficiency in information technology controls and has begun to outline the steps needed to cure this deficiency. In addition, further work is required to develop appropriate controls in the other aspects of activity level control to provide reasonable assurance that controls are designed in the most effective and efficient manner possible. Therefore, while we believe these changes are effective at mitigating risk of material error, there continues to be additional work required for us to conclude that both of these control areas are operating effectively. Therefore, as noted in the Management's Report on Internal Control over Financial Reporting, we consider each of these control areas within the activity level control to constitute a material weakness.

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

As a smaller reporting company, our independent registered public accounting firm is not required to issue a report on the Company's internal control over financial reporting as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

As discussed in the Managements' Annual Report on Internal Control over Financial Reporting, the Company made a number of changes to improve its internal controls over financial reporting late in 2008. Although significant steps were taken late in 2008, no additional changes were made in 2009 or 2010. In 2011 the Company made considerable improvements to the entity and activity controls and expects to take further steps in 2013 to remediate the outlined deficiencies. However, while we believe they are effective at mitigating risk of material error, we have not yet concluded that they are operating effectively. There was no change in our internal control over financial reporting during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of PAID:

Name	Age	Position
W. Austin Lewis, IV	37	President, CEO, CFO and Director
Andrew Pilaro	43	Director

Andrew Pilaro was elected as of September 19, 2000, for a term expiring at the 2001 Annual Meeting of Stockholders and until their successors are elected and qualified. W. Austin Lewis was appointed on July 31, 2012. The Company has not held an annual meeting or elected directors since September 19, 2000. Under the Delaware General Corporation Law, each director holds office until such director's successor is elected and qualified or until such director's earlier resignation or removal. The following is a description of the current occupation and business experience for at least five years for each director and executive officer.

Andrew Pilaro has served as a Director of PAID since September 2000. Since 2005, he has served as Chairman of CAP Advisors Limited, an investment management company, with responsibility for asset management. Mr. Pilaro was asked to serve as a director because he provides investment management skills and general business background.

W. Austin Lewis, IV currently serves CEO, CFO, and Director of PAID as well as the CEO of Lewis Asset Management Corp., an investment management company headquartered in New York City, which he founded in 2004. From 2003 to 2004, Mr. Lewis was employed at Puglisi & Company, a New York based broker-dealer registered with FINRA, where he served as a registered representative and managed individual client accounts, conducted due diligence for investment banking activities and managed his own personal account. In 2002, Mr. Lewis co-founded Thompson Davis & Company, Inc., a registered broker-dealer headquartered in Richmond, Virginia. From 1998 to 2002, Mr. Lewis was employed by Branch Cabell and Company, Inc. in Richmond, Virginia where he was a registered representative. Following the November 2000 acquisition of Branch Cabell by Tucker Anthony Incorporated (“Tucker Anthony”), Mr. Lewis served as a Vice President for Tucker Anthony and subsequently RBC Dain Rauscher, Inc. which acquired Tucker Anthony in August of 2001. Mr. Lewis received his Bachelor of Science degree in Finance and Financial Economics from James Madison University in 1998. Mr. Lewis is a also a director on the following companies with a class of securities registered: MAM Software Group, Inc. and Viryanet LTD. Mr. Lewis was also a director of Diamondhead Casino Corp. and resigned as director in 2011. Mr. Lewis was asked to serve as a director because he had a thorough knowledge, through his prior investment in the Company, of the Company’s strengths and weaknesses and has a strong background in being able to make companies run efficiently and successfully.

The Company has not made any material changes to the procedures by which security holders may recommend nominees to the Board of Directors. The Board does not have a separate nominating committee or compensation committee.

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

Audit Committee Report

The Audit Committee reviewed and discussed our audited financial statements for the year ended December 31, 2012 with our management.  The Audit Committee also reviewed and discussed our audited financial statements and the matters required to be discussed, by the Public Company Accounting Oversight Board (“PCAOB”), including material weaknesses and other internal control deficiencies with Rosen Seymour Shapss Martin & Company LLP, our independent registered public accounting firm. The Audit Committee received from Rosen Seymour Shapss Martin & Company LLP the written disclosures and letter required by applicable requirements of the PCAOB regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The Audit Committee
Andrew Pilaro

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company's Code of Ethics will be provided to anyone, free of charge, upon request to: W. Austin Lewis, President, PAID, INC., 40 Washington Street, Westborough, Massachusetts 01581.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. These persons are required by SEC regulation to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors and beneficial owners of more than 10% of the Company's stock, have been complied with for the period which this Form 10-K relates.

Item 11. Executive Compensation

Our two member board of directors serves in lieu of a compensation committee. The Board does not have a separate compensation committee. The Board is responsible for establishing policies and otherwise discharging the responsibilities of a compensation committee with respect to the compensation of our executive officers.

Compensation to the Named Executive Officers

The following table sets forth the compensation of the Company's chief executive officer, the chief financial officer, and each officer whose total cash compensation exceeded $100,000, for the last three fiscal years ended December 31, 2012, 2011, and 2010.

	Summary Compensation Table
Name and Principal Position	Year	Salary (5)	Bonus	Option Awards ($)	Total
W. Austin Lewis, IV (1) (PEO)(PFO)	2012	$39,808	$0	$493,457	$533,265

Gregory Rotman (2)(6)	2012	$206,731	$0	$0	$206,731
President and Chief Executive Officer	2011	$276,400	$0	$363,400	$639,800
	2010	$113,000	$0	$0	$113,000

Christopher Culross (4)	2012	$169,231	$0	$0	$169,231
Chief Financial Officer	2011	$200,000	$0	$173,500	$373,500
	2010	$196,635	$0	$0	$196,635

Richard Rotman (3)	2012	$94,200	$0	$0	$94,200
Chief Operating Officer, Vice	2011	$204,369	$0	$74,200	$278,569
President, and Secretary	2010	$113,000	$57,331	$0	$170,331

1.	Mr. Lewis’s start date was July 31, 2012

2.	Mr. G. Rotman resigned as of October 12, 2012.

3.	Mr. R. Rotman resigned as of September 24, 2012, but remains an employee of the Company.

4.	Mr. Culross was promoted to CFO in March 2010 and resigned as of November 30, 2012.

5.	Represents the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2011 in accordance with FASB ASC Topic 718, as outlined in Note 8 of our Audited Financial Statements contained herein.

6.	Mr. G. Rotman reimbursed the Company for certain expenses in the amount of $47,300.

The following tables set forth certain information related to outstanding equity awards as of December 31, 2012 for our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
W. Austin Lewis, IV President and	5,000,000	0	0	$0.065	8/8/2022
CEO (PEO)(PFO)	5,000,000	0	0	$0.041	10/15/2022
	1,000,000	0	0	$0.048	12/6/2022
Gregory Rotman, President and CEO
	2,500,000	0	0	$0.15	11/10/2021
Christopher Culross,	1,500,000	0	0	0.145	11/10/2021
Chief Financial Officer, Treasurer and Assistant Secretary
Richard Rotman,
Chief Operating Officer, Vice President and Secretary	2,500,000	0	0	$0.15	1/10/2018

None of the Company's executive officers who serve as directors receive separate compensation from the Company for serving as directors. On October 11, 2002, Andrew Pilaro received options to purchase 2,000,000 shares of common stock at an exercise price of $.041, pursuant to the 2002 Stock Option Plan, subject to the following vesting schedule: options to purchase 800,000 shares of common stock vested immediately; options to purchase an additional 600,000 shares of common stock vested on October 11, 2003, and options to purchase 600,000 shares of common stock vested on October 11, 2004, of which 1,000,000 shares were exercised in 2012 and 1,000,000 expired in 2012. On November 10, 2011 Andrew Pilaro received an additional option grant to purchase 500,000 shares of common stock at an exercise price of $0.145, pursuant to the 2002 Stock Option Plan. The shares granted vested immediately and expire on November 10, 2021. On December 6, 2012, Mr. Pilaro received an additional option grant to purchase 1,000,000 shares of common stock at an exercise price of $0.048 which expires on December 6, 2022.

The following table provides compensation information for the one-year period ended December 31, 2012 for the only non-employee member of our Board of Directors.

	Director Compensation in 2012
Name and	Fees earned or paid in cash	Option Awards ($)	Total
Andrew Pilaro	$41,000	$38,834	$79,834

In 2012, we compensated a number of non-executive employees and consultants through stock option grants under the Company's 2001 Non-Qualified Stock Option Plan. The 2001 Plan expired on January 31, 2011 and was replaced with the 2011 Non-Qualified Stock Option Plan. One hundred twenty million shares were reserved under the 2001 Plan since its inception, and thirty million shares were reserved under the 2011 Plan. Typically, except for executive officers, shares were immediately exercised by the employee or consultant. In 2012, employees received options for 249,097 shares equal to $39,751 in compensation, and consultants and professionals received 16,365,272 shares equal to $2,110,466 in compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 29, 2013 of each of our directors and executive officers, and all of our directors and executive officers as a group, and other beneficial owners holding more than five percent of the Company’s issued and outstanding shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (3)
W Austin Lewis IV	36,689,145	(1)	11.24%
Andrew Pilaro	2,568,700	(2)	0.79%
All directors and executive officers as a group (2 individuals)	39,257,845		12.03%
______________________________

(1)	Included are options to purchase 11,000,000 shares of the Company’s common stock and shares held for the following funds for which W. Austin Lewis, IV is the General Partner: 23,549,960 by Lewis Opportunity Fund, L.P. and 1,612,685 shares by LAM Waiting Game Fund LTD.

(2)	Includes 17,200 shares held indirectly as custodian for Mr. Pilaro's minor sons and options to purchase 2,500,000 shares of the Company's common stock all of which are vested.

(3)	Percentages are calculated on the basis of the amount of outstanding securities plus for such person or group, any securities that person or group has the right to acquire within 60 days.

To the knowledge of the management of the Company, based solely on our review of SEC filings, no other shareholder is the beneficial owner of more than five percent of the Company’s common stock.

The information regarding the Company's “Equity Compensation Plan Information” is incorporated herein by reference in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company did not engage in any transaction in 2011 or 2012, and does not currently propose any transaction, in which the Company was is a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Our board of directors currently consists of two members. Our board of directors determined that one of the two directors, Andrew Pilaro, is independent under the standards of the “Nasdaq Global Market" pursuant to Nasdaq Listing Rule 5605.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by Rosen Seymour Shapss Martin & Company LLP for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2012, and the reviews of the quarterly financial statements included in the Company's Forms 10-Q for fiscal years 2012 were $222,006.

The aggregate fees billed by Grant Thornton LLP for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2012, and the reviews of the quarterly financial statements included in the Company's Forms 10-Q for fiscal year 2012 and 2011, were $77,990 and $95,300 respectively.

Audit Related Fees. There were no audit related fees for the past two fiscal years. There were no fees billed to the Company by Rosen Seymour Shapss Martin & Company LLP for the past two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees. There were no fees billed to the Company by Rosen Seymour Shapss Martin & Company LLP in either of the past two fiscal years for professional services for tax compliance, tax advice, and tax planning.

All Other Fees. In 2012 the Company was billed by Rosen Seymour Shapss Martin & Company LLP $9,156 in fees for other services. There were no fees billed to the Company by Rosen Seymour Shapss Martin & Company LLP for any other services in 2011.

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

PAID, INC.

By:	/s/ W. Austin Lewis, IV
W. Austin Lewis, IV, President, CEO and Chief
Financial Officer (PEO and PFO)

Date:	April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Pilaro	Director	April 15, 2013
Andrew Pilaro

/s/ W. Austin Lewis, IV	Director	April 15, 2013
W. Austin Lewis, IV

EXHIBIT INDEX

No.	Description of Exhibits
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 25, 2003)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on December 8, 2004)
4.1	Specimen of certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Form SB-2/A filed on December 1, 2000)
4.2	Agreement dated November 21, 2008, by and between the Company and Lewis Asset Management Equity Fund, LLP with respect to the purchase of 2,500,000 shares at $.20 per share (incorporated by reference to Exhibit 4.2 to Form 10-KSB filed on March 31, 2009)
4.3	Form of Warrant to Lewis Asset Management with respect to Promissory Note dated April 29, 2009 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on May 12, 2009)
10.1+	2001 Non-Qualified Stock Option Plan, as amended (incorporated by reference from Exhibit 99.1 to Form S-8 filed on September 5, 2003)
10.2+	2002 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.17 to Form 10-KSB filed on March 31, 2003)
10.3+	2011 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 99.1 to Form S-8 filed on February 2, 2011)
10.4	Promissory Note dated April 29, 2009 for up to $2,500,000 to Lewis Asset Management (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 12, 2009)
10.5	Lease agreement, dated December 7, 2011 between Forty Washington, LLC and the Company (incorporated by reference to exhibit 10.1 to our Report on Form 8-K/A filed on December 13, 2011)
10.6+	PAID, Inc. 2012 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on October 18, 2012)
10.7+	Agreement for Non-Qualified Stock Option under the PAID, Inc. 2012 Non-Qualified Stock Option Plan awarded to W. Austin Lewis, IV, dated October 15, 2012 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on October 18, 2012)
10.8+	Agreement for Non-Qualified Stock Option under the PAID, Inc. 2011 Non-Qualified Stock Option Plan awarded to W. Austin Lewis, IV, dated August 8, 2012 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on October 18, 2012)
10.9	Agreement dated January 31, 2013 between Paid, Inc., and MCN Interactive, LLC d/b/a MusicCityNetworks (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 5, 2013)
23*	Consent of Rosen Seymour Shapss Martin & Company LLP
31.1*	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.0*	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

*filed herewith
+Indicates a management contract or any compensatory plan, contract or arrangement

PAID, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm	36

Balance Sheets at December 31, 2012, and 2011	37

Statement of Operations	38

Years ended December 31, 2012, and 2011

Statement of Changes in Stockholders' Equity	39

Years ended December 31, 2012, and 2011

Statement of Cash Flows	40

Years ended December 31, 2012, and 2011	39

Notes to Financial Statements	41-52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of PAID, Inc.

We have audited the accompanying balance sheets of PAID, Inc. as of December 31, 2012, and 2011, and the related statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2012. PAID, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PAID, Inc. as of December 31, 2012, and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had recurring losses from operations since inception and has an accumulated deficit of $50,284,867 as of December 31, 2012. The future of the Company is dependent upon its ability to raise equity and debt financing and achieve profitable operations. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. Management’s intentions with respect to this matter are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these circumstances.

/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York

April 15, 2013

PAID, INC.

BALANCE SHEETS

AS OF DECEMBER 31,

	2012	2011
	(Audited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,433,034	$995,989
Investments	142,777	205,000
Accounts receivable, net	348,855	194,321
Inventories, net	420,709	876,712
Prepaid expenses and other current assets	310,180	574,096
Prepaid royalties	329,796	522,120

Total current assets	2,985,351	3,368,238

Property and equipment, net	212,923	91,013
Intangible asset, net	6,125	7,066
Prepaid facility Costs	1,027,148	1,468,036

Total assets	$4,231,547	$4,934,353

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$728,026	$491,362
Capital leases - current portion	26,303	13,815
Accrued expenses	1,512,842	1,332,516
Deferred revenues	230,481	303,407

Total current liabilities	2,497,652	2,141,100

Long term liabilities
Capital leases - net of current	48,624	21,034

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value, 350,000,000 shares authorized; 328,874,050, and 308,736,705 shares issued and outstanding at December 31, 2012, and 2011 respectively	328,874	308,737
Additional paid-in capital	52,376,455	49,273,340
Accumulated deficit	(50,956,058)	(46,809,858)
Stock subscription receivable	(64,000)	-

Total shareholders' equity	1,685,271	2,772,219

Total liabilities and shareholders' equity	$4,231,547	$4,934,353

See accompanying notes to financial statements

PAID, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011
Revenues	$13,968,231	$6,920,508
Cost of revenues	11,245,304	4,595,534
Gross profit	2,722,927	2,324,974

Operating expenses	6,470,477	6,313,119
Loss from operations	(3,747,550)	(3,988,145)

Other Income (expense)
Interest expense	(5,769)	(2,747)
Other income	11,021	-
Unrealized gain (loss) on investment	(38,056)	80,000
Unrealized loss on stock price guarantee	(365,846)	(63,294)
Total other income (expense), net	(398,650)	13,959

Loss before taxes	(4,146,200)	(3,974,186)
Provision for income taxes	-	-
Net loss	$(4,146,200)	$(3,974,186)

Loss per share - basic	$(0.01)	$(0.01)
Weighted average number of shares - basic and diluted	320,705,220	294,685,429

See accompanying notes to financial statements

PAID, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE FOR THE YEARS ENDED DECEMBER 31, 2012, AND 2011

			Additional		Stock
	Common stock		Paid-in	Accumulated	Subscription
	Shares	Amount	Capital	Deficit	Receivable	Total

Balance, December 31, 2010	286,449,511	$286,450	$44,861,127	$(42,835,679)	$-	$2,311,898

Issuance of common stock pursuant to exercise of stock options granted to employees for services	2,280,344	2,280	524,295	-	-	526,575

Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	7,211,585	7,212	1,686,649	-	-	1,693,861

Issuance of restricted common stock for the prepayment of facility costs	6,082,985	6,083	1,271,344	-	-	1,277,427

Share based compensation related to issuance of incentive stock options	-	-	699,925	-	-	699,925

Options exercised	6,712,280	6,712	230,000	-	-	236,712

Net loss	-	-	-	(3,974,179)	-	(3,974,179)

Balance, December 31, 2011	308,736,705	308,737	49,273,340	(46,809,858)	-	2,772,219

Issuance of common stock pursuant to exercise of stock options granted to employees for services	249,097	249	39,751	-	-	40,000

Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	16,365,272	16,365	2,110,466	-	-	2,126,831

Share based compensation related to issuance of incentive stock options	-	-	850,459	-	-	850,459

Stock subscription receivable					(64,000)	(64,000)

Options exercised	3,522,976	3,523	102,439	-	-	105,962

Net loss	-	-	-	(4,146,200)	-	(4,146,200)

Balance, December 31, 2012	328,874,050	$328,874	$52,376,455	$(50,956,058)	$(64,000)	$1,685,271

See accompanying notes to financial statements

PAID, INC.

STATEMENTS OF CASH FLOWS

FOR THE FOR THE YEARS ENDED DECEMBER 31,

	2012	2011
Operating activities:
Net loss	$(4,146,200)	$(3,974,179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	77,055	40,626
Unrealized loss (gain) on investment	38,056	(80,000)
Bad debts	5,000	23,300
Inventory reserve	398,120	125,000
Payments received in common stock	-	(125,000)
Payments made in common stock	24,167	-
Share based compensation	850,459	699,925
Payment of stock option exercise received as compensation	-	235,750
Change in fair value of stock price guarantee	365,846	63,294
Amortization of prepaid facility costs	238,013	-
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	2,126,831	1,693,861
Fair value of stock options awarded to employees in payment of compensation	40,000	526,575
Changes in assets and liabilities:
Accounts receivable	(159,534)	86,320
Inventories	57,883	50,812
Prepaid expense and other current assets	263,916	(209,538)
Prepaid royalties	192,324	437,592
Prepaid facility costs	(239,700)	-
Accounts payable	236,664	198,869
Accrued expenses	257,055	356,694
Deferred revenue	(72,926)	138,780

Net cash provided by operating activities	553,029	288,681

Investing activities:
Property and equipment additions	(134,596)	(28,510)
Financing Activities:
Payments on capital lease	(23,350)	(12,389)
Proceeds from the exercise of stock options	41,962	962

Net cash provided by (used) in financing activities	18,612	(11,427)

Net increase in cash and cash equivalents	437,045	248,744

Cash and cash equivalents, beginning	995,989	747,245

Cash and cash equivalents, ending	$1,433,034	$995,989
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes	$-	$-
Interest	$5,769	$2,747
SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Acquisition of property and equipment under capital lease	$63,428	$30,421
Common stock issued in payment of future facility costs	$-	$1,277,427

See accompanying notes to financial statements

PAID, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011

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

NOTE 2. MANAGEMENT’S PLANS

The Company has continued to incur significant losses. For the years ended December 31, 2012 and 2011, the Company reported losses of $4,146,200 and $3,974,186, respectively. The Company has an accumulated deficit of $50,956,058 at December 31, 2012.

Management believes that its efforts over the past year to streamline operations and keep operating expenses under control are stabilizing the Company. The Company announced a plan in February of 2013 to associate with another company in the music and entertainment space, Music City Networks (MCN). This relationship is expected to further reduce overhead expenses while providing a revenue source for the Company.

Management believes that these changes will have a positive impact on the Company for 2013 and future years. The revenues will decline as we will be paid a portion of the total revenues that the partnership generates, however, the costs will also be reduced with the goal of generating positive cash flow from the relationship. In addition, the Company continues to increase its efforts to generate income from its patents.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investments

As of December 31, 2012, the Company's investments consisted of trading securities that were stated at fair value, with gains or losses resulting from changes in fair value recognized in earnings as other (income) expense, net. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized as earnings. Debt securities are classified as held for maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are recorded as either short term or long term on the balance sheet based on contractual maturity dates and are stated at cost. Securities not classified as held to maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders' equity.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful collections of $53,300 at December 31, 2012, and, $48,300 at December 31, 2011. In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicates the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date.

Inventories

Inventories consist of merchandise for sale and are stated at the lower of average cost or market determined on a first-in, first-out (FIFO) method. When a purchase contains multiple copies of the same item, they are stated at average cost.

Management periodically reviews inventories on hand to ascertain if any is slow moving or obsolete. In connection with this review, at December 31, 2012, and 2011, the Company provided for reserves totaling $1,053,200 and $655,000, respectively.

Advanced Royalties

In accordance with GAAP, prepaid royalties, which consist of artist royalty advances are deferred when paid and expensed based on the completion of performances, shows or other activities. Certain stock advances contain guarantees related to the proceeds from the sale of the stock, and are accounted for at fair value on the date of issuance.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years.  Any leasehold improvements are depreciated at the lesser of the useful life of the asset or the lease term.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted laws and rates that will be in effect when the differences are expected to reverse. A valuation allowance is provided when management believes it is more likely than not that some or all of the deferred tax assets will not be realized. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company has no uncertain tax positions as of December 31, 2012.

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

Advertising Costs

Advertising costs, which totaled $4,679 in 2012 and $9,856, in 2011, are charged to expense when incurred.

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

Concentrations

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Management believes there is very little risk of loss.

For the years ended December 31, 2012 and December 31, 2011 revenues from a limited number of clients accounted for approximately 78% and 54%, respectively, of total revenues. These revenues were generated from the sales of tour merchandise, VIP services, and merchandising and fulfillment services.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants. The number of common shares that would be included in the calculation of outstanding options and warrants is determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment of income as a result of the conversion. Stock options and warrants applicable to 18,030,582 and 17,183,284, shares at December 31, 2012, and 2011, respectively, have been excluded from the computation of diluted earnings per share because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

NOTE 4. PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	2012	2011
Computer equipment and software	$292,900	$226,900
Office furniture and equipment	151,200	19,200
Leasehold Improvements	59,400	0
Website development costs	314,200	314,200
	758,300	560,300
Accumulated depreciation	(545,400)	(469,300)
	$212,900	$91,000

Depreciation expense of property and equipment for the years ended December 31, 2012, and 2011 amounted to $76,100, and $39,700.

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

At December 31, intangible assets consisted of the following:

	2012	2011
Patents	$16,000	$16,000

Accumulated depreciation	(9,900)	(8,900)
	$6,100	$7,100

Amortization expense of intangible assets for the years ended December 31, 2012, and 2011 was $900.

Estimated future annual amortization expense is $900 for each year through 2019.

NOTE 6. ACCRUED EXPENSES

At December 31, accrued expenses consist of the following:

	2012	2011
Payroll and related costs	$18,100	$41,600
Professional and consulting fees	77,400	51,200
Royalties	858,300	587,300
Stock payment guarantee liabilities	443,200	505,900
Other	115,800	146,500
Total	$1,512,800	$1,332,500

NOTE 7. INCOME TAXES

There was no provision for income taxes for the years ended December 31, 2012, and 2011, due to the Company's net operating losses and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The tax effects of significant temporary differences and carry forwards that give rise to deferred taxes are as follows:

	2012	2011
Federal net operating loss carry forward	$13,312,000	$12,536,000
State net operating loss carry forward	1,900,000	1,653,000
	15,212,000	14,189,000
Valuation allowance	(15,212,000)	(14,189,000)
Net deferred tax asset	$—	$—

The valuation reserve applicable to net deferred tax assets at December 31, 2012, and 2011 is due to the likelihood that the potential future benefits from the deferred tax assets will not to be realized.

The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and Massachusetts. The periods from 2009-2011 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

At December 31, 2012, the Company has federal and state net operating loss carry forwards of approximately $41,000,000 and $19,900,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2015, while the federal carry forwards will expire intermittently through 2032.

NOTE 8. RELATED PARTY TRANSACTIONS

Steven Rotman is the father of Gregory Rotman, former President of the Company, and Richard Rotman, former Vice-President/Secretary of the Company. The Company paid rent, at approximately $2,500 per month, as a tenant at will, to a company in which Steven Rotman is a shareholder. On June 30, 2012 the Company terminated the tenant at will agreement, and vacated the premises as part of the facility consolidation to Westborough, Massachusetts. Rent expense for the twelve months ended December 31, 2012 and 2011 was approximately $15,000 and $30,000 respectively.

During the second and third quarters of 2008, in connection with $1,100,000 of short term notes payable, the Company granted warrants to funds controlled by Lewis Asset Management for 1,100,000 shares of common stock exercisable at $.25 per share. All of these warrants expired during the second and third quarter of 2011.

NOTE 9. ADVANCE ROYALTIES

Advance royalties represent amounts the Company has advanced to certain clients and are recoupable against future royalties earned by the clients. Advances are issued in either cash or stock and advance amounts are calculated based on the clients' projected earning potential over a fixed period of time. Advances made by issuing stock or stock options are recorded at the fair value on the date of issue. During the second quarter of 2012 the Company issued options to purchase common stock at an exercise price of $0.001 per share for both advance and previously earned royalties. The options were exercised immediately along with a Company guarantee that the shares acquired would sell for at least $1,246,118 within 6 months. If the shares do not reach the required $0.12 per share within that period, the Company has the option of issuing additional shares at their fair value at the end of the period or making a cash payment for the difference between the guaranteed sales price and the fair value of the stock at the end of the 6 month period. At December 31, 2012 the Company extended the guarantee through 2013.

NOTE 10. FAIR VALUE DISCLOSURE

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the years ended December 31, 2012 or December 31, 2011.

	Fair Value
	Level	2012	2011
Investments	1	142,800	205,000
Royalty guarantee	2	(443,200)	—
Stock lease payment guarantee	2	—	(505,900)

The fair value of the Company's investments classified as trading securities is determined based on the closing market prices of the respective common stocks as of December 31, 2012.

NOTE 11. LONG-TERM LIABILITIES

Capital Lease Obligations

The Company is obligated under various capital leases for equipment, which expire at various dates through April 2015. The assets capitalized under these leases and associated accumulated depreciation at December 31, are as follows.

	2012	2011
Property and equipment	$113,400	$49,900
Accumulated depreciation	(37,000)	(14,000)
	$76,400	$35,900

Amortization of capital leases is included in depreciation expense.

Minimum future lease payments under capital lease obligations as of December 31, 2012 are as follows:

Year Ended December 31,
2013	$30,900
2014	27,100
2015	21,600
2016	4,100
Total future minimum lease payments	83,700
Less amount representing interest	8,800
Present value of net minimum lease payments	74,900
Less current portion	26,300
$48,600

NOTE 12. COMMON STOCK

Warrants

During the second and third quarters of 2008, in connection with $1,100,000 of short term notes payable, the Company granted warrants to W. Austin Lewis, IV for 1,100,000 shares of common stock exercisable at $.25 per share. All of these warrants expired during the second and third quarter of 2011.

Share-based Incentive Plans

During the years ended December 31, 2012, and 2011, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

Share-based Incentive Plans

Active Plans:

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan"). The purpose of the 2012 Plan, is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. There are 3,000,000 shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2012 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2011	—	$—
Granted	7,000,000	0.043
Exercised	—	—
Options outstanding at December 31, 2012	7,000,000	$0.043

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), to replace the 2001 Plan discussed below, and has filed Registration Statements on Form S-8 to register 30,000,000 shares of its common stock. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. Information with respect to stock options granted under this plan during the year ended December 31, 2012 and 2011 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2010	-	$0.001
Granted	11,416,839	0.390
Exercised	(8,416,839)	0.001
Options outstanding at December 31 2011	3,000,000	0.145
Granted	16,614,369	0.001
Exercised	(16,614,369)	0.001
Options outstanding at December 31, 2012	3,000,000	0.015

A summary of the awards under this plan during the year ended December 31, 2012 and 2011 is as follows:

	Number of shares	Gross Compensation
	2012
Employee payroll	249,097	$40,000
Consulting and professional fees	16,365,272	2,126,832
Total	16,614,369	$2,166,832

	2011
Employee payroll	2,262,367	$522,360
Consulting and professional fees	6,154,472	1,440,808
Total	8,416,839	$1,963,168

At December 31, 2012 there were no shares reserved for issuance under this plan.

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares. The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant. Information with respect to stock options granted under this plan during the years ended December 31, 2012, and 2011 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2010	15,871,952	$0.159
Granted	3,000,000	0.145
Exercised	(5,750,000)	0.041
Options outstanding at December 31, 2011	13,121,952	$0.104
Granted	5,000,000	0.065
Cancelled or Expired	(7,560,976)	0.015
Exercised	(2,560,976)	0.041
Options outstanding at December 31, 2012	8,000,000	$0.095

There are currently no shares reserved for issuance under this plan.

2001 Plan

The 2001 Non-Qualified Stock Option Plan (the "2001 Plan") expired on January 31, 2011. The Company adopted the 2001 Plan on February 1, 2001 and filed Registration Statements on Form S-8 to register 120,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants could have elected to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under this plan during the years ended December 31, 2012, and 2011 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2010	2,023,612	$0.001
Granted	1,075,090	0.001
Exercised	(2,037,370)	0.001
Options outstanding at December 31, 2011	1,061,332	$0.001
Cancelled	(68,750)	0.001
Exercised	(962,000)	0.001
Options outstanding at December 31, 2012	30,582	$0.001

A summary of the awards under this plan during the year ended December 31, 2011 is as follows:

	Number of shares	Gross Compensation
	2011
Employee payroll	$17,977	$4,200
Consulting and professional fees	1,057,113	253,100
Total	$1,075,090	$257,300

There are currently no shares reserved for issuance under this plan.

Option Repricing

In November 2011 the Board of Directors approved a vote to reprice 5,000,000 employee stock options. The options were originally issued on January 2008, and had an original grant price $0.415. The grant price was lowered to $0.145, which reflects the market value of the stock as of the reprice date. The repriced options continue to vest according to the original grant date. The options granted have a six year contractual term and vest one year from the date of grant. The Company recorded an additional compensation charge of $148,415 at December 31, 2011, using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected term (plain-vanilla)	3 years
Expected volatility	104.12%
Expected dividends	None
Risk free interest rate	0.01%

The intrinsic value of options exercised during the year ended December 31, 2012, was $56,854 in exchange for $962 cash. Out of the total options exercised in 2012, 1,000,000 were exercised as additional compensation and 1,560,976 were exercised through a subscription receivable, both of which were exercised at the options grant price. The intrinsic value of options exercised during the year ended December 31, 2011, was $1,066,963 in exchange for $236,700 in cash.

Fair value of issuances

The fair value of the Company's option grants under the 2012, 2011, and 2002 Plans was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011
Expected term (based upon historical experience)	<1 week	<1 week
Expected volatility	118.35%	103.26%
Expected dividends	None	None
Risk free interest rate	0.10%	0.02%

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

The fair value of options granted under all plans in 2012 was $532,291 which, assuming no forfeiture rate, resulted in $532,291 in additional compensation expense being charged to operations during 2012. The Company used the Black-Scholes option pricing model with the following weighted average assumptions:

Expected term (plain-vanilla)	6.67 years
Expected volatility	110.85%
Expected dividends	None
Risk free interest rate	0.09%

All but 2,750,000 options outstanding at December 31, 2012 are fully vested and exercisable. Information pertaining to options outstanding at December 31, 2012 is as follows:

Exercise Prices	Number of shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
0.001	30,582	1.87	$2,110
0.041	5,000,000	9.61	145,000
0.048	2,000,000	9.94	44,000
0.065	5,000,000	9.61	25,000
0.145	6,000,000	8.86	—
	18,030,582	9.38	216,110

*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option

Summary of all stock option plans during the years ended December 31, 2012, and 2011 is as follows:

	Number of Shares	Weighted Average Price
Options outstanding at December 31, 2010	17,895,564	$0.159
Granted	20,491,929	$0.078
Cancelled	(5,000,000)	$0.415
Exercied	(16,204,209)	$0.015
Options outstanding at December 31, 2011	17,183,284	$0.105
Granted	28,614,369	$0.022
Cancelled	(7,629,726)	$0.109
Exercied	(20,137,345)	$0.006
Options outstanding at December 31, 2012	18,030,582	$0.083

NOTE 13. COMMITMENTS AND CONTINGENCIES

Lease commitment

On January 21, 2012 the Company closed its Boston office and moved to its new facility in Westborough, Massachusetts. During the second quarter, the Company completed the move of its fulfillment center located in Worcester, Massachusetts, to its new facility in Westborough, Massachusetts.

The future minimum rent under the operating lease for each of the remaining years is:

2013	260,700
2014	260,700
2015	260,700
2016	260,700
2017	10,900
1,053,700

Amounts are to be settled with prepaid stock issuances, future stock issuances, or cash.

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

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2012, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated its subsequent events through April 14, 2013, the date that the accompanying financial statements were issued.  On January 31, 2013 the Company filed Form 8K where the Company entered into an Inventory Transfer, E-Commerce Servicing and VIP Services Agreement with MCN Interactive, LLC d/b/a MusicCityNetworks (“MCN”). The Agreement provides that the Company will license to MCN all rights to service its celebrity services accounts with respect to e-commerce and merchandising, and MCN will license VIP services rights to the Company. MCN is a privately held, employee-owned and operated web design and e-commerce business located in Nashville, Tennessee. MCN provides merchandise design, production and fulfillment and mobile solutions.

-52-