Form 10-Q
period 2013-03-31
PAID INC
filed 2013-05-15
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of May 15, 2013, the issuer had outstanding 328,874,050 shares of its Common Stock, par value $.001 per share.

PAID, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2013

TABLE OF CONTENTS

Part I – Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets
	March 31, 2013 (unaudited) and December 31, 2012	3

	Condensed Statements of Operations
	Three months ended March 31, 2013 and 2012 (unaudited)	4

	Condensed Statements of Cash Flows
	Three months ended March 31, 2013 and 2012 (unaudited)	5

	Condensed Statement of Changes in Shareholders’ Equity
	Three months ended March 31, 2013 (unaudited)	6

	Condensed Notes to Financial Statements
	Three months ended March 31, 2013 and 2012	7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

Part II – Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash	$1,158,200	$1,433,000
Investments	251,500	142,800
Accounts receivable, net	256,900	348,800
Inventories, net	315,100	420,700
Prepaid expenses and other current assets	422,400	310,200
Advanced royalties	336,100	329,800
Total current assets	2,740,200	2,985,300

Property and equipment, net	189,000	212,900
Intangible asset, net	5,900	6,100
Prepaid facility costs	1,022,500	1,027,200

Total assets	$3,957,600	$4,231,500

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$609,600	$728,000
Capital leases - current portion	25,200	26,300
Accrued expenses	1,527,700	1,512,800
Deferred revenues	189,200	230,500
Total current liabilities	2,351,700	2,497,600

Long-term liabilities:
Capital leases - net of current	42,700	48,600

Commitments and contingencies (note 5)

Shareholders' equity:
Common stock, $.001 par value, 350,000,000 shares authorized; 328,874,050 and 328,874,050 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	328,900	328,900
Additional paid-in capital	52,456,000	52,376,500
Accumulated deficit	(51,157,700)	(50,956,100)
Stock subscription receivable	(64,000)	(64,000)
Total shareholders' equity	1,563,200	1,685,300

Total liabilities and shareholders' equity	$3,957,600	$4,231,500

See accompanying notes to condensed financial statements

PAID, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues	$932,300	$1,280,900
Cost of revenues	573,900	775,400
Gross profit	358,400	505,500

Operating expenses	665,000	1,605,900
Loss from operations	(306,600)	(1,100,400)

Other income (expense):
Interest expense	(900)	(1,700)
Other income	-	70,000
Unrealized gain on investment	108,700	-
Unrealized loss on stock price guarantee	(2,800)	-
Total other income, net	105,000	68,300

Loss before income taxes	(201,600)	(1,032,100)
Provision for income taxes	—	—
Net loss	$(201,600)	$(1,032,100)

Loss per share - basic	$—	$—
Weighted average shares - basic and diluted	328,874,050	309,669,694

See accompanying notes to condensed financial statements

PAID, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2013	2012
Operating activities:
Net loss	$(201,600)	$(1,032,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,900	13,900
Unrealized (gain) on investment	(108,700)	(127,500)
Share based compensation	79,500	90,100
Change in fair value of stock price guarantee	2,900	57,500
Amortization of prepaid facility costs	65,200	42,500
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	-	475,500
Fair value of stock options awarded to employees in payment of compensation	-	30,000
Changes in assets and liabilities:
Accounts receivable	96,200	(142,300)
Inventories	105,600	(52,600)
Prepaid expense and other current assets	(112,200)	7,400
Advanced royalties	(6,300)	98,600
Prepaid facility costs	(60,500)	-
Accounts payable	(118,400)	209,500
Accrued expenses	12,000	(439,800)
Deferred revenue	(41,300)	661,500
Net cash used in operating activities	(267,700)	(107,800)
Investing activities:
Property and equipment additions	-	(114,400)
Net cash used in investing activities	-	(114,400)
Financing activities:
Payments on capital leases	(7,100)	(2,200)
Net cash used in financing activities	(7,100)	(2,200)
Net decrease in cash	(274,800)	(224,400)

Cash, beginning	1,433,000	996,000

Cash, ending	$1,158,200	$771,600

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$—	$—
Interest	$900	$1,700

See accompanying notes to condensed financial statements

PAID, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

	Common stock		Additional Paid-in	Accumulated	Stock Subscription
	Shares	Amount	Capital	Deficit	Receivable	Total
Balance, December 31, 2012	328,874,050	$328,900	$52,376,500	$(50,956,100)	$(64,000)	$1,685,300
Share based compensation related to issuance of incentive stock options	—	—	79,500	—	—	79,500
Net loss	—	—	—	(201,600)	—	(201,600)
Balance, March 31, 2013	328,874,050	$328,900	$52,456,000	$(51,157,700)	$(64,000)	$1,563,200

See accompanying notes to condensed financial statements

PAID, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013 and 2012

Note 1. Organization and Significant Accounting Policies

The primary focus of PAID, Inc. (the “Company" or "PAID”) has been the providing of brand-related services to businesses and celebrity clients in the entertainment, sports and collectible industries. PAID’s brand management, brand marketing, social media marketing, product design and merchandising, fulfillment services, website design, development and hosting, and authentication services are designed to grow each client’s customer base in size, loyalty and revenue generation. We offer entertainers, celebrity athletes and business entities a comprehensive web-presence and related services by supporting and managing clients’ official websites and fan-community services including e-commerce, VIP ticketing, live event fan experiences, user-generated content, and client content publishing and distribution.

General Presentation and Basis of Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the years ended December 31, 2012 and 2011 that was filed on April 15, 2013.

In the opinion of management, the Company has prepared the accompanying financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2013.

Management's Plan

The Company has continued to incur losses, although it has taken significant steps to reduce them. For the three months ended March 31, 2013, the Company reported a net loss of $201,600, and for the year ended December 31, 2012, the Company reported a loss of $4,146,200. The Company has an accumulated deficit of $51,157,700 at March 31, 2013.

In January 2013, the Company entered into a partnership agreement with Music City Networks (“MCN”). In accordance with the agreement, as of the effective date, MCN will be providing the above mentioned client based services directly to the Company’s clients in exchange for a profit participation as defined in the agreement. Going forward the primary focus of PAID is to expand upon and monetize its Intellectual Property.

Management has reduced the losses in the music and entertainment area and focused the Company on its growing patent portfolio. The Company has restructured personnel and has partnered with MCN to oversee business functions, such as fulfillment operations, client services, and business development. This changes the business mode1 for engaging in these activities to improve efficiency and reduce costs. The Company will continue to develop key partnerships to aid in the acquisition of new clients and services and thus continue to be involved in this aspect of the business.

Management believes that these changes will reduce revenues and gross profits for 2013, however, the costs of doing business will be significantly reduced in hopes of eliminating the net loss and providing positive cash flow from operations. Although there will be a reduction in revenues and gross profits, the reduction should be offset by the profit participation in MCN’s activities. In addition, the Company continues to increase its efforts to generate income from its patents.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2013.

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

Investments

As of March 31, 2013, the Company's investments consisted of trading securities that were stated at fair value, with gains or losses resulting from changes in fair value recognized in earnings as other income (expense), net. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized as earnings. Debt securities are classified as held for maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are recorded as either short term or long term on the balance sheet based on contractual maturity dates and are stated at cost. Securities not classified as held to maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders' equity.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Accounts receivable are presented net of an allowance for doubtful collections of $53,300, at March 31, 2013, and December 31, 2012. In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicates the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date. Accounts are written off when significantly past due after exhaustive efforts at collection.

Inventories

Inventories consist of merchandise for sale and are stated at the lower of average cost or market determined on a first-in, first-out (FIFO) method. When a purchase contains multiple copies of the same item, they are stated at average cost.

Management periodically reviews inventories on hand to ascertain if any are slow moving or obsolete. In connection with this review, at March 31, 2013 and December 31, 2012 the Company provided for reserves totaling $1,053,200.

Advanced royalties

In accordance with GAAP, advanced royalties, which consist of artist royalty advances, are deferred when paid and expensed based on the completion of performances, shows or other activities. Certain stock advances contain guarantees related to the proceeds from the sale of the stock, and the liability is accounted for at fair value on the date of issuance.

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

The fair value of the Company's cash, accounts receivable, investments, accounts payable, accrued expenses, and capital leases are approximately the same as their carrying amounts. In addition, the Company's derivative instruments, consisting of stock options, stock purchase warrants, and a stock price guarantee, are all valued using the Black-Scholes option pricing model based on quoted market prices.

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

Revenue recognition

The Company currently generates revenue principally from sales of fan experiences, fan club membership fees, sales of its purchased inventories, and from consulting services.

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

Advertising costs

Advertising costs, totaling $1,700 and $1,000 for the three months ended March 31, 2013 and 2012, respectively, are charged to expense when incurred.

Share-Based Compensation

Share-based compensation cost is measured at the fair value of the equity instrument awarded on the grant date, and is recognized as an expense over the recipients required service period (generally the vesting period of the equity grant).

Concentrations

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash with stable high credit quality institutions, and management believes that the risk of loss is negligible.

For the three months ended March 31, 2013 and 2012, revenues from a limited number of clients accounted for approximately 58% and 78%, respectively, of total revenues.

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

Reclassifications

Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation with no effect on previously reported net loss or accumulated deficit.

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2013	December 31, 2012
Payroll and related costs	$5,200	$18,100
Professional and consulting fees	42,700	77,400
Royalties	932,600	858,300
Stock payment guarantee liabilities	446,100	443,200
Other	101,100	115,800
Total	$1,527,700	$1,512,800

Note 3. Common Stock

Share-based Incentive Plans

During the period ended March 31, 2013, the Company had four stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

Share-based Incentive Plans

Active Plans:

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan"). The purpose of the 2012 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. There are 3,000,000 shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the period ended March 31, 2013 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2012	7,000,000	$0.043
Granted	—	—
Exercised	—	—
Options outstanding at March 31, 2013	7,000,000	$0.043

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), to replace the 2001 Plan discussed below, and has filed Registration Statements on Form S-8 to register 30,000,000 shares of its common stock. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. Information with respect to stock options granted under this plan during the period ended March 31, 2013 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31 2012	3,000,000	0.015
Granted	-	-
Exercised	-	-
Options outstanding at March 31, 2013	3,000,000	0.145

There were no awards under this plan during the period ended March 31, 2013.

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares. The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant. Information with respect to stock options granted under this plan during the period ended March 31, 2013 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2012	8,000,000	$0.095
Granted	-	-
Cancelled or Expired	-	-
Exercised	-	-
Options outstanding at March 31, 2013	8,000,000	$0.095

There are currently no shares reserved for issuance under this plan.

2001 Plan

The 2001 Non-Qualified Stock Option Plan (the "2001 Plan") expired on January 31, 2011. The Company adopted the 2001 Plan on February 1, 2001 and filed Registration Statements on Form S-8 to register 120,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants could have elected to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under this plan during the period ended March 31, 2013 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2012	30,582	$0.001
Granted	-	-
Cancelled or Expired	-	-
Exercised	-	-
Options outstanding at March 31, 2013	30,582	$0.001

Fair value of issuances

The fair value of the Company's option grants under the 2012, 2011, and 2002 Plans were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	March 31, 2012	March 31, 2011
Expected term (based upon historical experience)	<1 week	<1 week
Expected volatility	118.35%	103.26%
Expected dividends	None	None
Risk free interest rate	0.10%	0.02%

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

		Weighted
		Average
	Number of	Remaining	Aggregate
Exercise Prices	Shares	Contractual Life	Intrinsic Value*
0.001	30,582	1.58	$2,110.00
0.041	5,000,000	9.36	145,000.00
0.048	2,000,000	9.69	44,000.00
0.065	5,000,000	9.36	25,000.00
0.145	6,000,000	8.62	-
weighted	18,000,000	9.14	$216,110.00

*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option

Summary of all stock option plans during the period ended March 31, 2013 is as follows:

	Number of	Weighted
	Shares	Average Price

Options outstanding at December 31, 2012	18,030,582	$0.083
Granted	-	$-
Cancelled	-	$-
Exercied	-	$-
Options outstanding at March 31, 2013	18,030,582	$0.083

Note 4. Income Taxes

There was no provision for income taxes for the three months ended March 31, 2013 and 2012 due to the Company's net operating losses and its valuation reserve against deferred income taxes.

The difference between the provision for income taxes using amounts computed by applying the statutory federal income tax rate of 34% and the Company's effective tax rate is due primarily to the net operating losses incurred by the Company and the valuation allowance against the Company's deferred tax asset. The valuation allowance has been recognized to fully reserve against net deferred tax assets at March 31, 2013 and December 31, 2012 is due to the likelihood that the benefit from the deferred tax asset will not be realized.

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

At March 31, 2013, the Company has federal and state net operating loss carry forwards of approximately $41,000,000 and $19,900,000, respectively, available to offset future taxable income. The state carry-forwards will expire intermittently through 2015, while the federal carry forwards will expire intermittently through 2032.

Note 5. Commitments and contingencies

Lease commitment

During 2011, the Company entered into a lease agreement for its Westborough, Massachusetts location. The lease is for an initial five year term, with an option to renew for on additional five year term. Monthly rent is $13,856 for the initial five year term, plus applicable taxes and operating expenses, all of which has been prepaid with 6,082,985 shares of restricted stock of the Company at a closing market price of $.21 per share. However, due to declining stock prices, the Company may need to supplement the prepayments with additional future stock issuances or cash.

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2013, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Note 6. Advanced Royalties

Advanced royalties represent amounts the Company has advanced to certain clients and are recoupable against future royalties earned by the clients. Advances are issued in either cash or stock and advanced amounts are calculated based on the clients’ projected earning potential over a fixed period of time. Advances made by issuing stock or stock options are recorded at the fair value on the date of issue. During the second quarter of 2012, the Company issued options to purchase common stock at an exercise price of $0.001 per share for both advance and previously earned royalties. The options were exercised immediately along with a Company guarantee that the shares acquired would sell for at least $1,246,188 within 6 months. If the shares do not reach the required $0.12 per share within that period, the Company has the option of issuing additional shares at their fair value at the end of the period or making a cash payment of the difference between the guaranteed sales price and the fair value of the stock at the end of the 6 month period. The Company extended the guarantee through 2013.

Note 7. Fair Value Disclosures

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the three months ended March 31, 2013.

	Fair Value
	Level	March 31, 2013	December 31, 2012
Investments	1	$251,500	$142,800
Royalty Guarantee	2	(79,200)	(79,000)
Advance Guarantee	2	(366,900)	(364,200)

The fair value of the Company's investments classified as trading securities is determined based on the closing market prices of the respective common stock as of March 31, 2013.

The fair value of the royalty and advance guarantees was calculated using the Black-Scholes Option Pricing Model with the following assumptions:

Term of guarantee	9 months
Historical volatility	217.84%
Expected dividend	None
Risk free interest rate	0.04%

Note 8. Subsequent Events

During April 2013, in connection with the agreement the Company entered into with MCN (see Note 1), a large portion of the Company’s inventory was transferred to MCN. The value of the inventory transferred was deemed an advance to MCN by the Company to be offset against any future expenses incurred, as defined under the agreement. MCN will now be providing the fulfillment and VIP services and the Company will receive a portion of the profit from the services.

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10K for the fiscal year ended December 31, 2012 that was filed on April 15, 2013.

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

Overview

The primary focus of PAID, Inc. (the “Company" or "PAID”) has been the providing of brand-related services to businesses and celebrity clients in the entertainment, sports and collectible industries. PAID’s brand management, brand marketing, social media marketing, product design and merchandising, fulfillment services, website design, development and hosting, and authentication services are designed to grow each client’s customer base in size loyalty and revenue generation. We offer entertainers, celebrity athletes and business entities a comprehensive web-presence and related services by supporting and managing clients’ official websites and fan-community services including e-commerce, VIP ticketing, live event fan experiences, user-generated content, and client content publishing distribution.

In January 2013, the Company entered into a partnership agreement with Music City Networks (“MCN”). In accordance with the agreement, as of the effective date, MCN will be providing the above mentioned client based services directly to the Company’s clients in exchange for a profit participation as defined in the agreement. Going forward the primary focus of PAID is to expand upon and monetize its Intellectual Property.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our financial statements included in our Form 10-K filed on April 15, 2013. However, certain of our accounting policies most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

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

Advanced royalties

The Company accounts for advanced royalties in accordance with FASB ASC 928, "Financial Reporting in the Record and Music Industry". Prepaid royalties represent amounts paid in advance to certain clients and are recoupable against future royalties earned by the clients. Advances are issued in either cash or stock and advance amounts are calculated based on the client's projected earning potential over a fixed period of time. Advances issued in stock are recorded at the fair value on the date of issue.

Results of Operations

Comparison of the three months ended March 31, 2013 and 2012.

The following discussion compares the Company's results of operations for the three months ended March 31, 2013 with those for the three months ended March 31, 2012. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three Months Ended March 31,
	2013	2012	% Change
Merchandising and fulfillment	$627,100	$680,500	(8)%
Client services	17,700	67,400	(74)%
Touring revenue	287,500	533,000	(46)%
Total revenues	$932,300	$1,280,900	(27)%

Revenues decreased 27% in the first quarter primarily from a 46% decrease in touring revenues, an 8% decrease in merchandising and fulfillment, and a 74% decrease in client services.

Merchandising and fulfillment revenues decreased $53,400 or 8% to $627,100 compared to $680,500 in 2012.

Client services revenues decreased $49,700 or 74% to $17,700 compared to $67,400 in 2012. The decrease was attributable to the completion of a large consulting project where the Company provided music industry consulting services.

Touring revenues decreased $245,500 or 46% to $287,500, compared to $533,000 in 2012. The Company has generated a consistent touring base and revenues are directly impacted by our client's touring schedules and frequency. During the first quarter of 2013 there was a limited amount of touring.

Gross Profit

Gross profit decreased $147,100 or 29% to $358,400 compared to $505,500 in 2012. Gross margin decreased 1.1 percentage points to 38.4% from 39.5% in 2012.

Operating Expenses

Total operating expenses in 2013 were $665,000 compared to $1,605,900 in 2012, a decrease of $940,900 or 59%. The decrease is largely due to decreases of $800,000 in payroll, including consulting and related costs.

Net Loss

The Company realized a net loss in the first quarter of 2013 of $201,600 compared to a net loss of $1,032,100 for the same period in 2012. The losses for the first quarter of 2013 and 2012 each represent less than $0.01 per share.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash used in operating activities for the three months ended March 31, 2013, and 2012 is as follows:

	2013	2012
Net loss	$(201,600)	$(1,032,100)
Depreciation and amortization	19,900	13,900
Unrealized gain on investment	(108,700)	(127,500)
Share based compensation	79,500	90,100
Change in fair value of stock price guarantee	2,900	57,500
Amortization of prepaid facility costs	65,200	42,500
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	-	475,500
Fair value of stock options awarded to employees in payment of compensation	-	30,000
Changes in current assets and liabilities	(124,900)	(342,300)
Net cash used in operating activities	$(267,700)	$(107,800)

Working Capital and Liquidity

The Company had cash of $1,158,200 at March 31, 2013, compared to $1,433,000 at December 31, 2012. The Company had $388,500 of working capital at March 31, 2013, a decrease of $99,200, compared to $487,700 at December 31, 2012. The decrease in working capital is attributable to the use of cash to fund operating activities for the first quarter of 2013.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the President of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President and Chief Financial Officer concluded that, as of March 31, 2013, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified five material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of March 31, 2013, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2012.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1 and 32.2	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAID, INC.
Registrant

Date:	May 15, 2013	By:	/s/ W. Austin Lewis, IV
W. Austin Lewis, President and CFO

LIST OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1 and 32.2	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

