Form 10-Q
period 2013-06-30
PAID INC
filed 2013-08-14
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
Yes ☐     No ☒

As of August 14, 2013, the issuer had outstanding 328,874,050 shares of its Common Stock, par value $0.001 per share.

PAID, INC.
FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2013

TABLE OF CONTENTS

Part I – Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets
	June 30, 2013 (unaudited) and December 31, 2012	3

	Condensed Statements of Operations
	Three and Six months ended June 30, 2013 and 2012 (unaudited)	4

	Condensed Statements of Cash Flows
	Six months ended June 30, 2013 and 2012 (unaudited)	5

	Condensed Notes to Financial Statements
	Six months ended June 30, 2013 and 2012	6-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAID, INC.
CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$1,009,300	$1,433,000
Investments	237,600	142,800
Accounts receivable, net	350,800	348,800
Inventories	2,900	420,700
Prepaid expenses and other current assets	520,600	310,200
Advanced royalties	336,100	329,800
Total current assets	2,457,300	2,985,300

Property and equipment, net	170,200	212,900
Intangible asset, net	5,600	6,100
Prepaid facility costs	936,500	1,027,200

Total assets	$3,569,600	$4,231,500

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$579,700	$728,000
Capital leases - current portion	23,900	26,300
Accrued expenses	1,193,800	1,512,800
Deferred revenues	161,100	230,500
Total current liabilities	1,958,500	2,497,600

Long-term liabilities:
Capital leases - net of current	36,800	48,600

Commitments and contingencies

Shareholders' equity:
Common stock, $0.001 par value, 350,000,000 shares authorized; 328,874,050 and 328,874,050 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	328,900	328,900
Additional paid-in capital	52,548,100	52,376,500
Accumulated deficit	(51,238,700)	(50,956,100)
Stock subscription receivable	(64,000)	(64,000)
Total shareholders' equity	1,574,300	1,685,300

Total liabilities and shareholders' equity	$3,569,600	$4,231,500

See accompanying notes to condensed financial statements

PAID, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues	$1,068,700	$2,286,700	$2,001,000	$3,567,600
Cost of revenues	769,300	1,653,800	1,343,200	2,429,300
Gross profit	299,400	632,900	657,800	1,138,300

Operating expenses	516,700	1,915,800	1,181,700	3,521,700
Loss from operations	(217,300)	(1,282,900)	(523,900)	(2,383,400)

Other income (expense):
Interest expense	(800)	(1,800)	(1,700)	(3,500)
Unrealized gain (loss) on investments	(13,900)	(179,100)	94,800	(51,600)
Unrealized gain (loss) on stock price guarantee	151,000	(178,700)	148,200	(236,200)
Total other income (expense), net	136,300	(359,600)	241,300	(291,300)

Loss before income taxes	(81,000)	(1,642,500)	(282,600)	(2,674,700)
Provision for income taxes	—	—	—	—
Net loss	$(81,000)	$(1,642,500)	$(282,600)	$(2,674,700)

Loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average shares - basic and diluted	328,874,050	317,968,817	328,874,050	314,051,404

See accompanying notes to condensed financial statements

PAID, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2013	2012
Operating activities:
Net loss	$(282,600)	$(2,674,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,900	33,700
Loss on disposal of assets	4,300	-
Unrealized (gain) loss on investment	(94,800)	51,600
Share based compensation	171,600	180,200
Change in fair value of stock price guarantee	(148,200)	236,200
Amortization of prepaid facility costs	90,700	128,500
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	-	2,030,900
Fair value of stock options awarded to employees in payment of compensation	-	40,000
Changes in assets and liabilities:
Accounts receivable	(2,000)	(239,100)
Inventories	417,800	(183,900)
Prepaid expense and other current assets	(210,400)	99,000
Advanced royalties	(6,300)	(1,108,200)
Accounts payable	(148,300)	335,200
Accrued expenses	(170,800)	142,900
Deferred revenue	(69,400)	237,700
Net cash used in operating activities	(409,500)	(690,000)
Investing activities:
Property and equipment additions	-	(145,100)
Net cash used in investing activities	-	(145,100)
Financing activities:
Payments on capital leases	(14,200)	(7,600)
Net cash used in financing activities	(14,200)	(7,600)
Net decrease in cash	(423,700)	(842,700)

Cash, beginning of period	1,433,000	996,000

Cash, end of period	$1,009,300	$153,300

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$—	$—
Interest	$1,700	$3,500
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Acquisition of property and equipment under capital lease	$-	$61,600

See accompanying notes to condensed financial statements

PAID, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2013 and 2012

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

General Presentation and Basis of Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the years ended December 31, 2012 and 2011 that was filed on April 15, 2013.

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

Going Concern and Management's Plan

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them.  For the six months ended June 30, 2013, the Company reported a net loss of $282,600 and for the year ended December 31, 2012, the Company reported a loss of $4,146,200. The Company has an accumulated deficit of $51,238,700 at June 30, 2013 and used $409,500 of cash in operations for the six months ended June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management has reduced the Company’s losses in the music and entertainment area and focused the Company on its growing patent portfolio. The Company has restructured personnel and has partnered with MCN to oversee business functions, such as fulfillment operations, client services, and business development. This changes the business model for engaging in these activities to improve efficiency and reduce costs. The Company will continue to develop key partnerships to aid in the acquisition of new clients and services and thus continue to be involved in this aspect of the business.

Management believes that these changes will reduce revenues and gross profits for 2013. However, the costs of doing business will be significantly reduced in hopes of eliminating the net loss and providing positive cash flow from operations. Although there will be a reduction in revenues and gross profits, the reduction should be offset by the profit participation in MCN’s activities. In addition, the Company continues to increase its efforts to generate income from its patents.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2013.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectability of accounts receivable, the realizability of inventories, the fair value of investments in trading securities, the recoverability of long-lived assets, valuation of deferred tax assets and liabilities and the estimated fair value of the royalty and advance guarantees, stock options, warrants and shares issued for non-cash consideration. Actual results could materially differ from those estimates.

Investments

As of June 30, 2013, the Company's investments consisted of trading securities that were stated at fair value, with gains or losses resulting from changes in fair value recognized in earnings as other income (expense), net in the accompanying condensed statements of operations. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized as earnings. Debt securities are classified as held for maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are recorded as either short term or long term on the balance sheet based on contractual maturity dates and are stated at cost. Securities not classified as held to maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders' equity.

Accounts Receivable

Accounts receivable, are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Accounts receivable are presented net of an allowance for doubtful collections of $53,300, at June 30, 2013 and December 31, 2012. In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicates the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date. Accounts are written off when significantly past due after exhaustive efforts at collection.

Inventories

Inventories consist of merchandise for sale and are stated at the lower of average cost or market determined on a first-in, first-out (FIFO) method. When a purchase contains multiple copies of the same item, they are stated at average cost.

Management periodically reviews inventories on hand to ascertain if any are slow moving or obsolete. In connection with this review, lower of cost or market write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

Advanced royalties

In accordance with GAAP, advanced royalties, which consist of artist royalty advances, are deferred when paid and expensed based on the completion of performances, shows or other activities. Certain royalty agreements contain guarantees by the Company on the amount of proceeds the holder will receive from the sale of the Company’s common stock, and the liability is accounted for at fair value on the date of issuance.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the respective lease term.

Intangible Assets

Intangible assets consist of patents, which are being amortized on a straight-line basis over their estimated useful life of 17 years.

Asset Impairment

Long lived assets held and used are reviewed to determine whether any events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company bases its evaluation on indicators about the future economic benefits that the assets can be expected to provide including historical or future profitability measurements. Management reviews the estimated useful lives, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, if impairment is indicated, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset.

Fair Value of Financial Instruments

Financial instruments and certain non-financial assets and liabilities are measured at their fair value as determined based on the assets highest and best use. GAAP has established a framework for measuring fair value that is based on a hierarchy, which requires that the valuation technique used be based on the most objective inputs available for measuring a particular asset or liability. There are three broad levels in the fair value hierarchy, which describe the degree of objectivity of the inputs used to determine fair value. The fair value hierarchy is set forth below:

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's condensed balance sheets at June 30, 2013 and December 31, 2012, and has not recognized interest and/or penalties in the condensed statements of operations for the three and six months ended June 30, 2013 and 2012.

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

Client services revenues include web development and design, creative services, film and video services, marketing services and general business consulting services. For contracts that are of a short duration and fixed price, revenue is recognized when there are no significant obligations and upon acceptance by the customer of the completed project. Revenues on longer-term fixed price contracts are recognized using the percentage-of-completion method. Services that are performed on a time and material basis are recognized as the related services are performed.

Cost of Revenues

Cost of revenues include, event tickets, ticketing and venue fees, shipping and handling fees associated with e-commerce sales, merchandise and royalties paid to clients.

Selling and Administration Expenses

Selling, general, and administrative expenses include indirect client related expenses, including credit card processing fees, payroll, travel, facility costs, and other general and administrative expenses.

Advertising costs

Advertising costs, totaling $1,700 and $4,000 for the six months ended June 30, 2013 and 2012, respectively, are included in operating expenses in the accompanying consolidated statements of operations and are charged to expense when incurred.

Share-Based Compensation

For valuing stock option awards, the Company has elected to use the Black-Scholes Merton option pricing valuation model (“Black-Scholes”). For the expected term, the Company uses a simple average of the vesting period and the contractual term of the option. Volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of the option. For volatility the Company considers its own volatility as applicable for valuing its options and warrants. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The risk-free interest rate is based on the relevant U.S. Treasury Bill Rate at the time of each grant. The dividend yield represents the dividend rate expected to be paid, over the option’s expected term; the Company currently has no plans to pay dividends.

Concentrations

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2013, the Company had balances of approximately $480,000 in these accounts in excess of the FDIC insurance limits. The Company places its cash in stable high credit quality institutions, and management believes that the risk of loss is negligible.

For the three and six months ended June 30, 2013 and 2012, revenues from a limited number of clients accounted for approximately 72% and 60%, and 44% and 60%, respectively, of total revenues.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and have been excluded from the computation of diluted earnings (loss) per share because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

For the three and six months ended June 30, 2013, there were approximately 5,026,000 and 6,252,000 potentially dilutive shares, respectively, that were excluded from the diluted loss per share as their effect would have been antidilutive for the periods then ended.

Reclassifications

Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation with no effect on previously reported net loss or accumulated deficit.

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2013	December 31, 2012 (audited)
Payroll and related costs	$2,600	$18,100
Professional and consulting fees	-	77,400
Royalties	851,300	858,300
Stock price guarantee liabilities	295,000	443,200
Other	44,900	115,800
Total	$1,193,800	$1,512,800

Note 3. Common Stock

Share-based Incentive Plans

During the period ended June 30, 2013, the Company had four stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

Share-based Incentive Plans

Active Plans:

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan"). The purpose of the 2012 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. There are 1,000,000 shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the period ended June 30, 2013 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2012	7,000,000	$0.043
Granted	2,000,000	0.092
Exercised	—	—
Options outstanding at June 30, 2013	9,000,000	$0.054

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), to replace the 2001 Plan discussed below, and has filed Registration Statements on Form S-8 to register 30,000,000 shares of its common stock. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. Information with respect to stock options granted under this plan during the period ended June 30, 2013 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2012	3,000,000	0.145
Granted	1,500,000	0.092
Cancelled or Expired	(1,500,000)	0.145
Exercised	-	-
Options outstanding at June 30, 2013	3,000,000	0.118

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares. The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant. Information with respect to stock options granted under this plan during the period ended June 30, 2013 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2012	8,000,000	$0.095
Granted	-	-
Cancelled or Expired	-	-
Exercised	-	-
Options outstanding at June 30, 2013	8,000,000	$0.095

There are currently no shares reserved for issuance under this plan.

2001 Plan

The 2001 Non-Qualified Stock Option Plan (the "2001 Plan") expired on January 31, 2011. The Company adopted the 2001 Plan on February 1, 2001 and filed Registration Statements on Form S-8 to register 120,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants could have elected to receive their gross compensation in the form of options, exercisable at $0.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under this plan during the period ended June 30, 2013 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2012	30,582	$0.001
Granted	-	-
Cancelled or Expired	-	-
Exercised	-	-
Options outstanding at June 30, 2013	30,582	$0.001

Fair value of issuances

The fair value of the Company's option grants under the 2012, 2011, and 2002 Plans were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	June 30, 2013	June 30, 2012
Expected term (based upon historical experience)	5-6 years	<1 week
Expected volatility	130.36%	115.86%
Expected dividends	None	None
Risk free interest rate	0.01%	0.08%

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

Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
$0.001	30,582	1.37	$2,263
$0.041	5,000,000	9.34	$170,000
$0.048	2,000,000	9.34	$54,000
$0.065	5,000,000	9.11	$50,000
$0.092	3,500,000	9.90	$-
$0.145	4,500,000	8.37	$-
weighted	20,030,582	9.15	$276,263

*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Summary of all stock option plans during the period ended June 30, 2013 is as follows:

	Number of Shares	Weighted Average Price
Options outstanding at December 31, 2012	18,030,582	$0.083
Granted	3,500,000	$0.092
Cancelled	(1,500,000)	$0.145
Exercied	-	$-
Options outstanding at June 30, 2013	20,030,582	$0.080

Note 4. Commitments and contingencies

Legal matters

In the normal course of business, the Company periodically becomes involved in litigation. As of June 30, 2013, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed balance sheets.

Note 5. Advanced Royalties

Advanced royalties represent amounts the Company has advanced to certain clients and are recoupable against future royalties earned by the clients. Advances are issued in either cash or shares of the Company’s common stock and advanced amounts are calculated based on the clients’ projected earning potential over a fixed period of time. Advances made by issuing stock or common stock options are recorded at their fair value on the date of issue. If the shares do not reach the required price per share, the Company has the option of issuing additional shares or making cash payment of the difference between the sales price and the fair value of the stock. The Company records a liability for the difference between the fair value of the stock and the guaranteed sales price amount. The change in fair value of the stock price guarantee is recorded in the condensed statements of operations.

Note 6. Fair Value Disclosures

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the three months ended June 30, 2013.

	Fair Value
	Level	June 30, 2013	December 31, 2012 (audited)
Investments	1	237,600	142,800
Royalty guarantee	2	(49,900)	(79,000)
Advance guarantee	2	(245,100)	(364,200)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our financial statements included in our Form 10-K filed on April 15, 2013, as updated and amended in Note 1 of the Notes to Condensed Financial Statements included herein. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three and six months ended June 30, 2013 and 2012.

The following discussion compares the Company's results of operations for the three and six months ended June 30, 2013 with those for the three and six months ended June 30, 2012. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three Months Ended June 30,
	2013	2012	% Change
Merchandising and fulfillment	$218,300	$645,000	(66)%
Client services	16,300	211,100	(92)%
Touring revenues	834,100	1,430,600	(42)%
Total revenues	$1,068,700	$2,286,700	(53)%

Revenues decreased 53% in the second quarter primarily from a 66% decrease in merchandising revenues, a 92% decrease in client services revenue, and a 42% decrease in touring revenues.

Merchandising and fulfillment revenues decreased $426,700 or 66% to $218,300 compared to $645,000 in 2012. This is a direct result of our partnership with MCN.

Client services revenues decreased $194,800 or 92% to $16,300 compared to $211,100 in 2012. The decrease was attributable to the completion of a large website build project in 2012 and a decrease in client services we have provided within the music industry.

Touring revenues decreased $596,500 or 42% to $834,100, compared to $1,430,600 in 2012. The Company has generated a consistent touring base and revenues are directly impacted by our client's touring schedules and frequency.  During the second quarter of 2013 there was a limited amount of touring.

Gross Profit

Gross profit decreased $333,500 or 53% to $299,400 compared to $632,900 in 2012. Gross margin remained at 28% for both the second quarter of 2013 and 2012.

Operating Expenses

Total operating expenses in 2013 were $516,700 compared to $1,915,800 in 2012, a decrease of $1,399,100 or 73%. The decrease is largely due to the relationship with MCN in addition to decreases in payroll, accounting fees and consulting and related costs.

Net Loss

The Company realized a net loss in the second quarter of 2013 of $81,000 compared to a net loss of $1,642,500 for the same period in 2012. The losses for the second quarter of 2013 and 2012 each represent $0.00 and $0.01 per share respectively.

Revenues

The following table compares total revenue for the periods indicated.

	Six Months Ended June 30,
	2013	2012	% Change
Merchandising and fulfillment	$845,400	$1,325,500	(36)%
Client services	34,000	278,500	(88)%
Touring revenues	1,121,600	1,963,600	(43)%
Total revenues	$2,001,000	$3,567,600	(44)%

Revenues decreased 44% in the first two quarters primarily from a 88% decrease in client services revenues, a 36% decrease in merchandising and fulfillment, and a 43% decrease in touring revenues.

Merchandising and fulfillment revenues decreased $480,100 or 36% to $845,400 compared to $1,325,500 in 2012. This is a direct result of our partnership with MCN.

Client services revenues decreased $244,500 or 88% to $34,000 compared to $278,500 in 2012. The decrease was attributable to the completion of a large website build project in 2012 and a decrease in client services we have provided within the music industry.

Touring revenues decreased $842,000 or 44% to $1,121,600, compared to $1,963,600 in 2012. The Company has generated a consistent touring base and revenues are directly impacted by our client's touring schedules and frequency.  During the first two quarters of 2013 there was a limited amount of touring.

Gross Profit

Gross profit decreased $480,500 or 42% to $657,800 compared to $1,138,300 in 2012. Gross margin increased one percentage point to 33% from 32% in 2012.

Operating Expenses

Total operating expenses in 2013 were $1,181,700 compared to $3,521,700 in 2012, a decrease of $2,340,000 or 66%. The decrease is largely due to the relationship with MCN in addition to decreases in payroll, accounting fees and consulting and related costs.

Net Loss

The Company realized a net loss in the first two quarters of 2013 of $282,600 compared to a net loss of $2,674,700 for the same period in 2012. The losses for first two quarters of 2013 and 2012 each represent $0.00 and $0.01 per share respectively.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash used in operating activities for the six months ended June 30, 2013, and 2012 is as follows:

	2013	2012
Net loss	$(282,600)	$(2,674,700)
Depreciation and amortization	38,900	33,700
Loss on disposal of assets	4,300	-
Unrealized gain on investment	(94,800)	51,600
Share based compensation	171,600	180,200
Change in fair value of stock price guarantee	(148,200)	236,200
Amortization of prepaid facility costs	90,700	128,500
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	-	2,030,900
Fair value of stock options awarded to employees in payment of compensation	-	40,000
Deferred revenues	(69,400)	237,700
Changes in current assets and liabilities	(120,000)	(954,100)
Net cash used in operating activities	$(409,500)	$(690,000)

Working Capital and Liquidity

The Company had cash of $1,009,300 at June 30, 2013, compared to $1,433,000 at December 31, 2012. The Company had $498,800 of working capital at June 30, 2013, an increase of $11,100, compared to $487,700 at December 31, 2012. The decrease in cash is attributable to the use of cash to fund operating activities for the second quarter of 2013.

As discussed in Note 1 of the accompanying condensed financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management believes that the Company has adequate cash resources to fund operations during the next 12 months. In addition, management continues to explore opportunities and has organized additional resources to monetize its patents. However, there can be no assurance that anticipated growth in new business will occur, and that the Company will be successful in monetizing its patents.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company's management, including the President of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the President and Chief Financial Officer concluded that, as of June 30, 2013, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified five material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2012.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of June 30, 2013, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

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

PAID, INC.
Registrant

Date:	August 14, 2013	By:	/s/ W. Austin Lewis, IV
W. Austin Lewis, IV, President, CEO and CFO (Principal Executive, Financial and Accounting Officer)

LIST OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1 and 32.2	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)