Form 10-Q
period 2013-09-30
PAID INC
filed 2013-11-14
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Yes ☐     No ☒

As of November 14, 2013, the issuer had outstanding 328,874,050 shares of its Common Stock, par value $0.001 per share.

PAID, INC.
FORM 10-Q

TABLE OF CONTENTS

Part I – Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets
	September 30, 2013 (unaudited) and December 31, 2012	3

	Condensed Statements of Operations
	Three and Nine months ended September 30, 2013 and 2012 (unaudited)	4

	Condensed Statements of Cash Flows
	Nine months ended September 30, 2013 and 2012 (unaudited)	5

	Condensed Notes to Financial Statements
	Nine months ended September 30, 2013 and 2012	6-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAID, INC.
CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$668,500	$1,433,000
Investments	151,100	142,800
Accounts receivable, net	427,800	348,800
Inventories	23,700	420,700
Prepaid expenses and other current assets	511,600	310,200
Advanced royalties	316,100	329,800
Total current assets	2,098,800	2,985,300

Property and equipment, net	151,500	212,900
Intangible asset, net	5,400	6,100
Prepaid facility costs	850,500	1,027,200

Total assets	$3,106,200	$4,231,500

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$355,200	$728,000
Capital leases – current portion	23,800	26,300
Accrued expenses	920,400	1,512,800
Deferred revenues	91,200	230,500
Total current liabilities	1,390,600	2,497,600

Long-term liabilities:
Capital leases – net of current	30,700	48,600
Total Liabilities	1,421,300	2,546,200

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 350,000,000 shares authorized; 328,874,050 shares issued and outstanding at September 30, 2013 and December 31, 2012	328,900	328,900
Additional paid-in capital	52,618,700	52,376,500
Accumulated other comprehensive loss	(86,500)	-
Accumulated deficit	(51,112,200)	(50,956,100)
Stock subscription receivable	(64,000)	(64,000)
Total shareholders' equity	1,684,900	1,685,300

Total liabilities and shareholders' equity	$3,106,200	$4,231,500

See accompanying notes to condensed financial statements

PAID, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues	$1,110,800	$7,093,500	$3,111,800	$10,661,100
Cost of revenues	686,100	5,696,200	2,029,300	8,125,500
Gross profit	424,700	1,397,300	1,082,500	2,535,600

Operating expenses	457,800	1,662,100	1,639,500	5,183,900
Loss from operations	(33,100)	(264,800)	(557,000)	(2,648,300)

Other income (expense):
Interest expense	(800)	(1,300)	(2,500)	(4,800)
Other income	-	11,000	-	11,000
Unrealized gain (loss) on investments	-	27,100	94,800	(24,400)
Unrealized gain (loss) on stock price guarantee	160,400	(683,300)	308,600	(919,500)
Total other income (expense), net	159,600	(646,500)	400,900	(937,700)

Income (loss) before income taxes	126,500	(911,300)	(156,100)	(3,586,000)
Provision for income taxes	—	—	—	—
Net income (loss)	126,500	(911,300)	(156,100)	(3,586,000)
Net unrealized loss on investments	(86,500)	-	(86,500)	-
Total comprehensive income (loss)	$40,000	$(911,300)	$(242,600)	$(3,586,000)
Earnings (loss) per share
Basic	$0.00	$(0.00)	$(0.00)	$(0.01)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding
Basic	328,874,050	325,699,374	328,874,050	317,962,401
Diluted	336,848,737	325,699,374	328,874,050	317,962,401

See accompanying notes to condensed financial statements

PAID, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2013	2012
Operating activities:
Net loss	$(156,100)	$(3,586,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,800	56,000
Loss on disposal of assets	4,300	-
Unrealized (gain) loss on investment	(94,800)	24,400
Share-based compensation	242,200	532,500
Change in fair value of stock price guarantee	(308,600)	919,500
Amortization of prepaid facility costs	176,700	287,400
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	-	2,126,800
Fair value of stock options awarded to employees in payment of compensation	-	40,000
Changes in assets and liabilities:
Accounts receivable	(79,000)	(726,100)
Inventories	397,000	(134,600)
Prepaid expense and other current assets	(201,400)	203,100
Advanced royalties	13,700	(144,000)
Accounts payable	(372,800)	165,300
Accrued expenses	(283,800)	(91,200)
Deferred revenue	(139,300)	43,300
Net cash used in operating activities	(744,100)	(283,600)
Investing activities:
Property and equipment additions	-	(136,400)
Net cash used in investing activities	-	(136,400)
Financing activities:
Payments on capital leases	(20,400)	(14,600)
Proceeds from assignment of call options	-	1,000
Net cash used in financing activities	(20,400)	(13,600)
Net decrease in cash	(764,500)	(433,600)

Cash, beginning of period	1,433,000	996,000

Cash, end of period	$668,500	$562,400

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$—	$—
Interest	$2,500	$4,800
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Acquisition of property and equipment under capital lease	$-	$61,600

See accompanying notes to condensed financial statements

PAID, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013 and 2012

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

Going Concern and Management's Plan

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them.   For the nine months ended September 30, 2013, the Company reported a net loss of $156,100 and for the year ended December 31, 2012, the Company reported a loss of $4,146,200. The Company has an accumulated deficit of $51,112,200 at September 30, 2013 and used $744,100 of cash in operations for the nine months ended September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

These changes have reduced revenues and gross profits thus far in 2013 and management believes that these changes will continue to reduce revenues and gross profits for the remainder of 2013. However, the costs of doing business have been and will be significantly reduced in hopes of eliminating the net loss and providing positive cash flow from operations. Although there is a reduction in revenues and gross profits, the reduction should be offset by the profit participation in MCN’s activities. In addition, the Company continues to increase its efforts to generate income from its patents.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2013.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectability of accounts receivable, the realizability of inventories, the fair value of investments in marketable securities, the recoverability of long-lived assets, valuation of deferred tax assets and liabilities and the estimated fair value of the royalty and advance guarantees, stock options, warrants and shares issued for non-cash consideration. Actual results could materially differ from those estimates.

Investments

As of July 1, 2013, the Company reclassified its investments from trading securities to available for sale securities. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized as earnings. Debt securities are classified as held for maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are recorded as either short term or long term on the balance sheet based on contractual maturity dates and are stated at cost. Securities not classified as held to maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in shareholders' equity.

Accounts Receivable

Accounts receivable, are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Accounts receivable are presented net of an allowance for doubtful collections of $53,300 at September 30, 2013 and December 31, 2012. In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicates the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date. Accounts are written off when significantly past due after exhaustive efforts at collection.

Inventories

Inventories consist of merchandise for sale and are stated at the lower of average cost or market determined on a first-in, first-out method. When a purchase contains multiple copies of the same item, they are stated at average cost.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Leasehold improvements are amortized over the lesser of the useful life of the asset or the respective lease term.

Intangible Assets

Intangible assets consist of patents, which are being amortized on a straight-line basis over their estimated useful life of 17 years.

Asset Impairment

Long-lived assets held and used are reviewed to determine whether any events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company bases its evaluation on indicators about the future economic benefits that the assets can be expected to provide including historical or future profitability measurements. Management reviews the estimated useful lives, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, if impairment is indicated, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. Deferred taxation is provided in full in respect of taxation deferred by timing differences between the treatment of certain items for taxation and accounting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's condensed balance sheets at September 30, 2013 and December 31, 2012, and has not recognized interest and/or penalties in the condensed statements of operations for the three and nine months ended September 30, 2013 and 2012.

Revenue Recognition

The Company generates revenue principally from sales of fan experiences, fan club membership fees, sales of its purchased inventories and from client services.

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

Advertising Costs

Advertising costs, totaling $2,300 and $4,000 for the nine months ended September 30, 2013 and 2012, respectively, are included in operating expenses in the accompanying consolidated statements of operations and are charged to expense when incurred.

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

Concentrations

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2013, the Company had balances of approximately $151,000 in these accounts in excess of the FDIC insurance limits. The Company places its cash in stable high credit quality institutions, and management believes that the risk of loss is negligible.

For the nine months ended September 30, 2013 and 2012, revenues from a limited number of clients accounted for approximately 63% and 72%, respectively, of total revenues.

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

For the three and nine months ended September 30, 2013, there were approximately 653,000 and 6,030,000 potentially dilutive shares, respectively, that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the periods then ended.

Reclassifications

Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation with no effect on previously reported net loss or accumulated deficit.

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2013	December 31, 2012 (audited)
Payroll and related costs	$5,600	$18,100
Professional and consulting fees	10,500	77,400
Royalties	636,900	858,300
Stock price guarantee liabilities	134,600	443,200
Other	132,800	115,800
Total	$920,400	$1,512,800

Note 3. Common Stock

Share-based Incentive Plans

During the period ended September 30, 2013, the Company had four stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

Share-based Incentive Plans

Active Plans:

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan").  The purpose of the 2012 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company.  The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. There are 1,000,000 shares reserved for future issuance under this plan.  Information with respect to stock options granted under this plan during the period ended September 30, 2013 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2012	7,000,000	$0.043
Granted	2,000,000	0.092
Cancelled or Expired	-	-
Exercised	—	—
Options outstanding at September 30, 2013	9,000,000	$0.054

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), to replace the 2001 Plan discussed below, and has filed Registration Statements on Form S-8 to register 30,000,000 shares of its common stock. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant.  Information with respect to stock options granted under this plan during the period ended September 30, 2013 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2012	3,000,000	$0.145
Granted	1,500,000	0.092
Cancelled or Expired	(1,500,000)	0.145
Exercised	-	-
Options outstanding at September 30, 2013	3,000,000	$0.118

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares.  The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant.  Information with respect to stock options granted under this plan during the period ended September 30, 2013 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2012	8,000,000	$0.095
Granted	-	-
Cancelled or Expired	-	-
Exercised	-	-
Options outstanding at September 30, 2013	8,000,000	$0.095

There are currently no shares reserved for issuance under this plan.

2001 Plan

The 2001 Non-Qualified Stock Option Plan (the "2001 Plan") expired on January 31, 2011.  The Company adopted the 2001 Plan on February 1, 2001 and filed Registration Statements on Form S-8 to register 120,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants could have elected to receive their gross compensation in the form of options, exercisable at $0.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under this plan during the period ended September 30, 2013 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2012	30,582	$0.001
Granted	-	-
Cancelled or Expired	-	-
Exercised	-	-
Options outstanding at September 30, 2013	30,582	$0.001

Fair value of issuances

The fair value of the Company's option grants under the 2012, 2011, and 2002 Plans were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	September 30, 2013	September 30, 2012
Expected term (based upon historical experience)	5-6 years	<1 week
Expected volatility	130.36%	118.33%
Expected dividends	None	None
Risk free interest rate	0.01%	0.06%

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

Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
$0.001	30,582	1.12	$3,181
$0.041	5,000,000	9.05	$320,000
$0.048	2,000,000	9.19	$114,000
$0.065	5,000,000	8.86	$200,000
$0.092	3,500,000	9.64	$45,500
$0.145	4,500,000	8.12	$-
weighted	20,030,582	8.90	$682,681

*The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Summary of all stock option plans during the period ended September 30, 2013 is as follows:

		Weighted average
	Number of Shares	exercise price per share
Options outstanding at December 31, 2012	18,030,582	$0.083
Granted	3,500,000	$0.092
Cancelled or Expired	(1,500,000)	$0.145
Exercised	-	$-
Options outstanding at September 30, 2013	20,030,582	$0.080

Note 4. Commitments and contingencies

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2013, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

Note 6. Fair Value Disclosures

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the three and nine months ended September 30, 2013.

	Fair Value
	Level	September 30, 2013	December 31, 2012 (audited)
Investments	1	237,600	142,800
Royalty guarantee	2	(22,800)	(79,000)
Advance guarantee	2	(111,800)	(364,200)

Note 7. Subsequent Events

The Company has amended its lease agreement with Forty Washington LLC, dated December 7, 2011 as amended on June 13, 2012. Under the revised terms, the lease expiration date is changed to November 30, 2013 from March 31, 2017.  Due to the early termination of the lease, the Company will forfeit its security deposit of $83,134 and pay a termination fee of $166,865, which amount has been previously paid with shares of common stock of the Company.

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

Significant Accounting Policies

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

Results of Operations

Comparison of the three and nine months ended September 30, 2013 and 2012.

The following discussion compares the Company's results of operations for the three and nine months ended September 30, 2013 with those for the three and nine months ended September 30, 2012. The Company's financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three Months Ended September 30,
	2013	2012	% Change
Merchandising and fulfillment	$112,000	$1,515,300	(93)%
Client services	12,600	58,900	(79)%
Touring revenues	986,200	5,519,300	(82)%
Total revenues	$1,110,800	$7,093,500	(84)%

Revenues decreased 84% in the third quarter primarily from a 93% decrease in merchandising revenues, a 79% decrease in client services revenue, and a 82% decrease in touring revenues.

Merchandising and fulfillment revenues decreased $1,403,300 or 93% to $112,000 compared to $1,515,300 in 2012.  This is a direct result of our partnership with MCN.

Client services revenues decreased $46,300 or 79% to $12,600 compared to $58,900 in 2012. The decrease was attributable to the completion of a large website build project in 2012 and a decrease in client services we have provided within the music industry.

Touring revenues decreased $4,533,100 or 84% to $986,200, compared to $5,519,300 in 2012. The Company has generated a consistent touring base and revenues are directly impacted by our client's touring schedules and frequency.    During the third quarter of 2013 there was a limited amount of touring when compared to the third quarter of 2012.

Gross Profit

Gross profit decreased $972,600 or 70% to $424,700 compared to $1,397,300 in 2012. Gross margin increased 18 percentage points to 38% from 20% in the third quarter of 2012.   The increase was mainly because of the MCN relationship which allowed the Company to focus on expanding and monetizing its Intellectual Property. It is to be expected that this service line will be less costly to pursue, explaining the increase in gross margin.

Operating Expenses

Total operating expenses in the third quarter 2013 were $457,800 compared to $1,662,100 in the third quarter 2012, a decrease of $1,204,300 or 72%. The decrease is largely due to the relationship with MCN in addition to decreases in payroll, accounting fees and consulting and related costs.

Net Income (Loss)

The Company realized a net income in the third quarter of 2013 of $126,500 compared to a net loss of $911,300 for the same period in 2012. The income for the third quarter of 2013 and loss for 2012 each represent $0.00 and $0.00 per share.

Revenues

The following table compares total revenue for the periods indicated.

	Nine months Ended September 30,
	2013	2012	% Change
Merchandising and fulfillment	$957,400	$2,840,800	(66)%
Client services	46,600	337,400	(86)%
Touring revenues	2,107,800	7,482,900	(72)%
Total revenues	$3,111,800	$10,661,100	(71)%

Revenues decreased 71% in the first three quarters primarily from a 86% decrease in client services revenues, a 66% decrease in merchandising and fulfillment, and a 72% decrease in touring revenues.

Merchandising and fulfillment revenues decreased $1,883,400 or 66% to $957,400 compared to $2,840,800 in 2012. This is a direct result of our partnership with MCN.

Client services revenues decreased $290,800 or 86% to $46,600 compared to $337,400 in 2012. The decrease was attributable to the completion of a large website build project in 2012 and a decrease in client services we have provided within the music industry.

Touring revenues decreased $5,375,100 or 72% to $2,107,800, compared to $7,482,900 in 2012. The Company has generated a consistent touring base and revenues are directly impacted by our client's touring schedules and frequency.   During the first three quarters of 2013 there was a limited amount of touring.

Gross Profit

Gross profit decreased $1,453,100 or 57% to $1,082,500 compared to $2,535,600 in 2012. Gross margin increased 11 percentage points to 35% from 24% in 2012.

Operating Expenses

Total operating expenses in the first three quarters of 2013 were $1,639,500 compared to $5,183,900 in 2012, a decrease of $3,544,400 or 68%. The decrease is largely due to the relationship with MCN in addition to decreases in payroll, accounting fees and consulting and related costs.

Net Loss

The Company realized a net loss in the first three quarters of 2013 of $156,100 compared to a net loss of $3,586,000 for the same period in 2012. The losses for first three quarters of 2013 and 2012 represent $0.00 and $0.01 per share, respectively.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash used in operating activities for the nine months ended September 30, 2013, and 2012 is as follows:

	2013	2012
Net loss	$(156,100)	$(3,586,000)
Depreciation and amortization	57,800	56,000
Loss on disposal of assets	4,300	-
Unrealized (gain) loss on investment	(94,800)	24,400
Share based compensation	242,200	532,500
Change in fair value of stock price guarantee	(308,600)	919,500
Amortization of prepaid facility costs	176,700	287,400
Fair value of stock options awarded to professionals and consultants in payment of fees for services provided	-	2,126,800
Fair value of stock options awarded to employees in payment of compensation	-	40,000
Deferred revenue	(139,300)	43,300
Changes in current assets and liabilities	(526,300)	(727,500)
Net cash used in operating activities	$(744,100)	$(283,600)

Working Capital and Liquidity

The Company had cash of $668,500 at September 30, 2013, compared to $1,433,000 at December 31, 2012. The Company had $708,200 of working capital at September 30, 2013, an increase of $220,500, compared to $487,700 at December 31, 2012. The decrease in cash on hand is attributable to the use of cash to fund operating activities for the nine months ended September 30, 2013.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company's management, including the President of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the President and Chief Financial Officer concluded that, as of September 30, 2013, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified five material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2012.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of September 30, 2013, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2012.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

The Company has amended its lease agreement with Forty Washington LLC, dated December 7, 2011 as amended on June 13, 2012. Under the revised terms, the lease expiration date is changed to November 30, 2013 from March 31, 2017.  Due to the early termination of the lease, the Company will forfeit its security deposit of $83,134 and pay a termination fee of $166,865, which amount has been previously paid with shares of common stock of the Company.

ITEM 6.     EXHIBITS

10.1	Second Amendment to Lease Agreement by and between the Company and Forty Washington LLC.
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1 and 32.2	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAID, INC.
Registrant

Date:	November 14, 2013	By:	/s/ W. Austin Lewis, IV
W. Austin Lewis, IV, President, CEO and CFO (Principal Executive, Financial and Accounting Officer)

LIST OF EXHIBITS

Exhibit No.	Description

10.1	Second Amendment to Lease Agreement by and between the Company and Forty Washington LLC.
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1 and 32.2	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

