Form 10-K
period 2013-12-31
PAID INC
filed 2014-03-31
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013 or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                   to

COMMISSION FILE NUMBER 0-28720

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	73-1479833
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Friberg Parkway, Westborough, Massachusetts 01581

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Over-the-Counter Bulletin Board on June 30, 2013 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $22,800,000. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of March 31, 2014, the registrant had 328,874,050 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index.

PAID, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

 PART I

Forward Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding PAID, Inc. (“PAID”, the “Company”, “we”, “us”, “our”) and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates", "could", "may", "should", "will", "would", and similar expressions or variations of such words are intended to identify forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchases of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

Item 1. Business

Overview

PAID was incorporated in Delaware on August 9, 1995. The Company's main web address is located at www.paid-corp.com, which offers updated information on various aspects of our operations. Information contained in the Company's website shall not be deemed to be a part of this Annual Report. The Company's principal executive offices are located at 200 Friberg Parkway, Westborough, Massachusetts 01581, and the Company's telephone number is (617) 861-6050.

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

The AuctionInc system was originally designed to assist and improve just the Company's sales, but management realized that there was a need for an order management system for individuals and businesses that sell on the Internet, specifically at auctions and sites with multiple sellers. In 2000 the Company's technology team focused its attention on the core fundamental piece of the system called the Shipping Calculator. The Company recognized the potential importance of the calculator and filed for a patent before launching it to the public in April 2002. The Company obtained its first patent on the shipping calculator in January 2008, the second patent in April 2011, the third patent in January 2013, the fourth patent in August 2013 and a fifth patent in January 2014. Additional patents are pending. The product is modular based and we continue to develop new tools and products for our customers. We feel that our patents are very valuable and we hope to license them at a fair price to generate revenue for the Company.  In addition to this strategy we also have ongoing litigation (Paid vs. eBay) in the U.S. District Court of Massachusetts.  Our goal is to develop a robust licensing program to generate revenues for the Company.

Previously, the Company's primary focus was to provide brand-related services to businesses and celebrity clients in the entertainment industry as well as charitable organizations. PAID's brand management, brand marketing, social media marketing, product design and merchandising, website design, development and hosting services were designed to grow each client's customer base in size, loyalty and revenue generation. We offered entertainers and business entities comprehensive web-presence and related services supporting and managing clients' official websites and fan-community services including e-commerce, VIP ticketing, live event fan experiences, user-generated content, client content publishing and distribution, fan forums, social network management, social media marketing, customer data capture, management and analysis. PAID's brand support services also included design and production of print and promotion marketing materials for client branded products and events. In addition to sourcing, designing and marketing, PAID sold merchandise for celebrities and businesses, through official website stores and other web-based outlets as well as on-tour and retail outlets. Our celebrity services proprietary content management system and our use of both off-the-shelf best of class and proprietary software applications provided an opportunity for our clients to offer a Direct-To-Consumer solution enabling more information, merchandise and experiences directly to their customers and communities while optimizing our ability to capture customer data and build robust customer data-bases for them. We provided business management tools for online retailers, through AuctionInc, which is home to our patented shipping calculator and automated auction checkout and order processing system. This system provides the fundamental structure for our celebrity web hosting and development services, and for individuals seeking a professional and interactive presence on the Internet.

All the sales for our celebrity and entertainment services, other than retail and tour merchandise, were made through the client's official website and official social network site and PAID's proprietary content managed system. A customer interested in a membership, merchandise, fan experience or ticket used our system to make purchases, and then depending on the sale, the Company either shipped the merchandise, or delivered the fan experience at a concert or other event. The services offered by a client depended upon the client's desire and willingness to offer different initiatives. Not all clients and customer bases were the same and the Company worked closely with its different clients to cater to their unique needs. Our services also included marketing, management, sponsorship, mobile marketing, and website development and management. We provided services for artists and organizations such as Aerosmith, The Moody Blues, Stand Up 2 Cancer and others.

Industry Background

Growth of the Internet

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

Business Strategy

Our mission is to grow our product lines and services related to our shipping and tax calculators as well as our ecommerce products.

Our strategy during 2013 was to streamline our Direct-to-Consumer marketing, ecommerce and fulfillment services, celebrity web-hosting, merchandising, and fan experience programs, through our relationship with MCN. We continued to take advantage of our customer relationship management tools to developed and facilitate the capture, analysis and management of customer data. We utilized this information to increase our VIP revenues, ecommerce sales, and grow our fulfillment income.

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

In providing our services, our business plan included the payment of advances to some clients on merchandise and VIP programs and appearances, and recoupment of those advances from the artists' and celebrities' share of profits, as agreed upon in any agreement with the artist or celebrity.

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

In 2013 we looked to streamline and focus our resources on cutting edge technology to drive the awareness and to deliver our products and services to a larger audience. Promoting and marketing PAID's celebrity services have been delivered by using various mediums of marketing; social engine marketing; search engine optimization, email marketing, social media marketing, and public relations methods. Networking and referral business is a large portion of sales and marketing for these types of services. We also will be supporting our proprietary content management system, and continuing to invest in our shipping calculator products.

The Company will continue to market AuctionInc throughout 2014. In the past, representatives of the Company attended trade shows, events and conferences to analyze the potential for AuctionInc and to expand the Company's marketing base. Based on experience with existing partnerships that promote AuctionInc, the Company believes that creating partnerships is an effective marketing tool to promote and encourage new registrations. The Company will continue to seek new partnerships. The Company may promote the AuctionInc product line in trade publications to reach small and midsize companies.

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

Revenue Sources

In 2013, our revenues were derived from our online merchandise and fulfillment operations, our relationship with Music City Networks (“MCN”), shipping calculator services, client services and touring programs. We expect that this revenue model will decline in 2014, as we refocus on AuctionInc. See “Risk Factors” included in Item 1A. We have no guarantees and can provide no assurances, that our plans will be successful.

Competition

Our web hosting software program, AuctionInc software suite, is proprietary. We received five patents related to our online auction shipping and tax calculators in January 2008, April 2011, January 2013, August 2013 and January 2014. We do not have any other patents for our designs or innovations and we may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology. We believe that our products and other proprietary rights do not infringe on the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products or other works of ours. This assertion may require us to enter into royalty arrangements or result in costly litigation.

We also utilize free open-source technology in certain areas. Unlike proprietary software, open-source software has publicly available source code and can be copied, modified and distributed with minimal restrictions. The client websites we build are developed on a Coldfusion proprietary content management and ecommerce engine. We use open source software and technology as well to support the growing social and viral opportunities on the Internet. By using 'best-of-breed' products and tools we can maximize our clients’ opportunities while minimizing our costs, which we are able to pass on to our customers.

Research and Development

Over the past 2 years the Company has not made additional investments in research and development.

Employees

As of March 31, 2014, the Company currently has 5 full time equivalent employees. We have no collective bargaining agreements and consider the relationship with our employees to be good.

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

To address these risks, we must, among other things, successfully market celebrities, musical artists, and name brands and service their fan or consumer base, increase traffic to their web sites, maintain our customer base, attract significant numbers of new customers and clients, respond to competitive developments, and continue to develop and upgrade our technologies. We cannot offer any assurances that we will be successful in addressing these risks.

We incurred substantial losses each year since 1999. There can be no assurance that we will be profitable in the future.

Our capital is limited and we may need additional financing to continue operations.

We require substantial working capital to fund our business. If we are unable to obtain financing in the amounts desired and on acceptable terms, or at all, or issue stock, we could be required to reduce significantly the scope of our expenditures or limit our ability to engage an artist, which would have a material adverse effect on our business potential and the market price of our common stock. If we raise additional funds by issuing equity securities, our shareholders will be further diluted. Based on our cash position as of December 31, 2013, we may need additional capital to fund our anticipated operating expenses over the next 12 months. If we require additional funding, there can be no assurances that the financing will be obtained, or if obtained, that funding will be obtained on reasonably acceptable terms.

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

As a strategic response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on our results of operations and financial condition. In 2013, our revenues were derived from our celebrity services, shipping calculator services, fulfillment services, and ticketing and fan experiences.

The successful operation of our business depends upon the supply of critical technology elements from other third parties, including our Internet service provider and technology licensors.

Our operations depend on a number of third parties for Internet/telecom access, delivery services, and software services. We have limited control over these third parties and no long-term relationships with any of them. We rely on an Internet service provider to connect our web sites to the Internet. From time to time, we have experienced temporary interruptions in our web sites connection and also our telecommunications access. We license technology and related databases from third parties for certain elements of our properties. Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services. Our internally developed software depends on an operating system, database and server software that was developed and produced by and licensed from third parties. We have from time to time discovered errors and defects in the software from these third parties and, in part, rely on these third parties to correct these errors and defects in a timely manner. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business, and could expose us to liabilities to third parties.

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

Growth places a significant strain on our management, operational and financial resources, and has placed significant demands on our management, which currently includes one executive officer. In order to manage growth, we will be required to expand existing operations, particularly with respect only to customer service and merchandising, to improve existing and implement new operational, financial and inventory systems, procedures and controls.

We have experienced a significant strain on our resources because of:

•	the need to manage relationships with our clients, including musical artists, businesses in the entertainment industry with name brands, and other celebrities;

•	the need to manage relationships with various technology licensors, advertisers, other web sites and services, Internet service providers and other third parties;

•	difficulties in retaining skilled personnel necessary to support our businesses;

•	the need to train and manage our employee base; and

•	pressures for the continued development of our financial and information management systems.

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

We are substantially dependent on the continued services of our key executive officer, W. Austin Lewis, IV, as President, CEO, and CFO. Mr. Lewis has specialized knowledge and skills with respect to our Company and our operations and relationships with our clients. As a result, if Mr. Lewis were to leave our Company, we could face substantial difficulty in hiring qualified successors and could experience a loss in revenue while any successor obtains the necessary training and experience or builds new relationships. We do not maintain any key person life insurance.

Loss of our key relationships, management and other personnel could result in the loss of key tours.

The live music business is uniquely dependent upon personal relationships, as promoters and executives leverage their existing network of relationships with artists, agents and managers in order to secure the rights to the live music tours and events which are critical to our success. We rely heavily on a very small amount of client managers to retain and manage a large amount of our clients. Due to the importance of those industry contacts to our business, the loss of any of our officers, relationships or other key personnel could adversely affect our operations.

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

We periodically have experienced minor systems interruptions, including Internet disruptions. Some of the interruptions are due to upgrading our equipment to increase speed and reliability. During these upgrades the outages have generally lasted for a few hours, and even longer, on occasion. Any systems interruptions, including Internet disruptions, which result in the unavailability of these web sites or reduced order fulfillment could harm our business. In addition to placing increased burdens on our engineering staff, these outages create a large number of user questions and complaints that need to be responded to by our personnel. We cannot offer assurances that:

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

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which will prohibit us from engaging in a “business combination” with an “interested stockholder” for three years after the date of the transaction in which the person became an interested stockholder unless the business combination is approved in a prescribed manner. Generally, a "business combination" includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Generally, an "interested stockholder" is a person who, together with affiliates and associates, owns (or within three years prior to the determination of interested stockholder status, did own) 15% or more of a corporation's voting stock. The existence of this provision would be expected to have an anti-takeover effect with respect to transactions not approved in advance by the Board of Directors, including discouraging attempts that might result in a premium over the market price for the shares of common stock held by stockholders. Section 203 could adversely affect the ability of stockholders to benefit from certain transactions, which are opposed by the Board or by stockholders owning 15% of our common stock, even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

Our success is dependent in part on our ability to obtain and maintain proprietary protection for our technologies and processes.

Our most important intellectual property relates to the software for our AuctionInc products, our web-hosting services and our research center. We do not have any patents or patent applications for our designs or innovations, except for our patent with respect to our online auction shipping and tax calculator. We may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology.

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

The market for Internet products and services is very competitive. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. We currently or potentially compete with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include:

•	other companies that manage celebrity web sites or that sell concert tour tickets online, such as Live Nation/Ticketmaster/VIP Nation, MusicToday, Ground Control, Artist Arena, and FanAsylum;

•	a number of indirect competitors that specialize in electronic commerce or derive a substantial portion of their revenue from electronic commerce, including Internet Shopping Network, Google, Shopping.com, Amazon and Ebay;

•	a variety of other companies that offer merchandise similar to ours but through physical auctions and with which we compete for sources of supply.

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

We provided a full line of services for musical artists, and celebrities, as well as other entities with name brands, including sales of merchandise, online ticketing and fan experiences, and a fan web site. Our success depends in part on the level of popularity of a particular artist, the depth of the fan base, and the continued popularity of the artist. The Company can be adversely affected, and incur substantial loss of revenue, if an entire tour, or one or more shows within a tour, is terminated due to lack of interest, illness, death, or for any other reason. In the event that a show or tour is canceled or postponed, the Company may incur losses for that show, or fail to recoup any advance monies paid to the artist. In addition, we may not be able to obtain sufficient insurance coverage at reasonable costs to adequately protect us against the death, disability or other failure of such artists to continue engaging in revenue-generating activities under those arrangements.

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

In addition, we often agree to pay VIP programs, and merchandise, prior to our receiving any operating income. Therefore, if the public is not receptive to the tour, merchandise, or other venture, we may incur a loss depending on the amount of any advance or incurred costs relative to any revenue earned. We may not have cancellation insurance policies in place to cover our losses if a performer cancels a tour. Consumer preferences change from time to time, failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our operating results and profitability.

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

The market price of the shares of our common stock has been, and is likely to be, highly volatile. During the year ended December 31, 2013, our stock price as traded on the OTC Bulletin Board (“OTCBB”) has ranged from a high of $0.21 per share to a low of $0.06 per share. The variance in our share price makes it difficult to forecast with any certainty the stock price at which you may be able to buy or sell your shares of our common stock. The market price for our stock could be subject to wide fluctuations in response to factors that are out of our control such as:

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

Our common stock is currently traded on the OTCBB, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There is a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the year ended December 31, 2013, the actual daily trading volume ranged from a low of 3,000 shares of common stock to a high of over 3.8 million shares of common stock with 20 days exceeding a trading volume of 1,000,000 shares. Selling our shares can be more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares purchased should they desire to do so.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013 the Company relocated its principal office to 200 Friberg Parkway, Westborough, Massachusetts, pursuant to a lease, which expires in November 2016, for 862 square feet of office space.

Item 3. Legal Proceedings

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. Our management is not aware of any litigation outstanding, threatened or pending as of the date hereof by or against us or our properties which we believe would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities

Our common stock, par value $0.001 per share, is presently traded on the OTCBB under the symbol, "PAYD".

The following table sets forth the high and low bid information for our common stock as reported by OTCBB for the eight quarters ended December 31, 2013. The quotations from the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

2012	High	Low
Quarter ended March 31, 2012	$0.26	$0.14
Quarter ended June 30, 2012	$0.16	$0.08
Quarter ended September 30, 2012	$0.11	$0.04
Quarter ended December 31, 2012	$0.17	$0.03

2013	High	Low
Quarter ended March 31, 2013	$0.14	$0.06
Quarter ended June 30, 2013	$0.12	$0.06
Quarter ended September 30, 2013	$0.17	$0.07
Quarter ended December 31, 2013	$0.21	$0.08

As of March 20, 2014, there were approximately 1,499 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

We have not previously paid cash dividends on our common stock, and intend to utilize current resources to operate the business; thus, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

Equity Compensation Plan Information

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	8,000,000	$0.095	-
Equity Compensation Plans Not Approved by Security Holders	11,250,000	$0.066	1,750,000
Total	19,250,000	$0.078	1,750,000

See Note 10, Notes to Financial Statements for the years ended December 31, 2013 and 2012 included in Part IV, Item 15, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

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

In addition to our products, we have been granted 5 patents by the United States Patent and Trademark Office (USPTO).  We feel that our patents are very valuable and anticipate licensing them at a fair price to generate revenue for the Company.  In addition to this strategy we also have ongoing litigation (Paid vs. eBay) in the U.S. District Court of Massachusetts.  Our goal is to develop a robust licensing program.

Previously, PAID, Inc. (the “Company”) provided brand-related services to businesses, celebrity clients in the entertainment industry as well as charitable organizations. PAID's brand management, brand marketing, social media marketing, product design and merchandising, website design; development and hosting services are designed to grow each client's customer base in size, loyalty and revenue generation. We offer entertainers, charities, and business entities comprehensive web-presence and related services supporting and managing clients' official websites and fan-community services including e-commerce, VIP ticketing, live event fan experiences, user-generated content, client content publishing and distribution, fan forums, social network management, social media marketing, customer data capture, management and analysis.

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

Revenue Recognition

The Company generates revenue principally from sales of fan experiences, fan club membership fees, shipping calculator subscriptions, commissions, client services and tour merchandise sales. Fan experience sales generally include tickets and related experiences at concerts conducted by performing artists. Revenues associated with these fan experiences are generally reported gross, rather than net, and are deferred until the related event has been concluded, at which time the revenues and related direct costs are recognized. Fan club membership fees are collected at the time of the sale; revenues for these memberships are recognized over the one year term of the related membership.

The Company recognizes revenues in accordance with the FASB ASC Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

For January through May sales of merchandise owned and warehoused by the Company, the Company was responsible for conducting the sale, billing the customer, shipping the merchandise to the customer, processing customer returns and collecting accounts receivable. The Company recognized revenue upon verification of the credit card transaction and shipment of the merchandise. In May 2013, the Company moved its merchandising operations to MCN in Nashville, TN. Online merchandise revenues are recognized by means of a commission due to the Company.

Touring revenue is recognized upon the date of the sale of the tour merchandise at the host venue. Daily reporting is provided for sales of tour merchandise.

Client services revenues include web development and design, creative services, marketing services and general business consulting services.

Share- Based Compensation

The Board of Directors has on occasion voted to award stock options to employees or directors. The price at which the option shared may be purchased is based on the fair market value of the shares on the date of the agreement. Each recipient’s option agreement may differ; the vesting terms may vary from fully vested immediately to one third immediately, one third vesting in 18 months and the final one third vesting in 36 months from the date of the grant. Historically the options granted have had a 10 year term. If the recipient’s employment or relationship with the company is terminated the options recipient may be allowed up to three months to exercise their options. Option compensation is calculated by using the Black-Scholes option pricing model to estimate the fair value of these share-based awards

Results of Operations

Comparison of the years ended December 31, 2013 and 2012

The following discussion compares the Company's results of operations for the year ended December 31, 2013 with those for the year ended December 31, 2012. The Company's financial statements and notes thereto included elsewhere in this annual report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Years ended December 31,
	2013	2012	% Change
Merchandising and fulfillment	$1,116,600	$4,093,600	(73)%
Client services	84,500	396,300	(79)%
Touring revenue	3,151,500	9,478,300	(67)%
Total revenues	$4,352,600	$13,968,200	(69)%

Revenues decreased 69% in 2013 primarily from a 67% decrease in touring revenue, a 79% decrease in client services, and a 73% decrease in merchandising and fulfillment. These decreases were a result of the Company’s transition of its fulfillment operations to MCN and a significant change in the tour schedules for its clients in 2013.

Merchandising and fulfillment revenues decreased $2,977,000 or 73% to $1,116,600 compared to an increase of $1,356,700 in 2012. This is a direct result of our partnership with MCN and the transfer of our merchandise and fulfillment revenues.

Client Services revenues decreased $311,800 or 79% to $84,500 compared to $396,300 in 2012. The decrease was attributable to the completion of a large website build project in 2012 and a decrease in client services we have provided within the music industry.

Touring revenue decreased $6,326,800 or 67% to $3,151,500 compared to $9,478,300 in 2012. The Company has generated a consistent touring base and revenues are directly impacted by our client's touring schedules and frequency. During 2013 there was a limited amount of touring when compared to 2012.

Gross Profit

Gross profit decreased $1,336,786 or 49% to $1,386,141 compared to $2,722,927 in 2012. Gross margin increased 13 percentage points to 32% from 19% in 2012. The increase was mainly due to the reduction in tour revenue associated with decreased touring by our clients in 2013. Gross margin on tour revenue is typically lower than the margins for the other products we offer.

Operating Expenses

Total operating expenses in 2013 were $2,878,682 compared to $6,470,477 in 2012, a decrease of $3,591,795 or 56%. The decrease is largely due to the relationship with MCN in addition to decreases in payroll, accounting fees and consulting and related costs. In 2013 we significantly reduced our facilities costs by relocating our offices to 200 Friberg Parkway.

Net Loss

The Company incurred a net loss in 2013 of $1,127,920 compared to a net loss of $4,146,200 for the same period in 2012. The losses for 2013 and 2012 each represent $(0.01) per share.

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

Merchandise and fulfillment revenues increased $1,356,700 or 49.6% to $4,093,600 compared to an increase of $563,500 in 2011. In 2012 the Company focused on marketing and social media campaigns, which resulted in reaching new customers. The increase in new customers resulted in double digit revenue increases in a number of the Company's existing as well as new clients. In addition, the Company rolled out its new sales data management system which allowed the Company to develop client specific promotional campaigns, which resulted in better targeting of the existing customer base.

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

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash provided by (used in) operating activities for the years ended December 31, 2013 and 2012, is as follows

	2013	2012
Net loss	$(1,127,920)	$(4,146,200)
Depreciation and amortization	73,907	77,055
Loss on disposal of assets	60,229	-
Unrealized (gain) loss on investments in trading securities	(94,856)	38,056
Provision for bad debt	59,203	5,000
Inventory reserve	-	398,120
Services rendered in consideration of payment for common stock	64,000	-
Payments made in common stock	-	24,167
Share-based compensation	367,591	850,459
Change in fair value of stock price gurantee	(443,242)	365,846
Amortization of prepaid facility costs	784,049	238,013
Change in fair value of common stock issued for facility costs	105,843	-
Fair value of stock options awarded
in payment of outside services and compensation	-	2,166,831
Deferred revenues, net of advanced royalties	(101,598)	119,398
Changes in current assets and liabilities	(722,447)	416,284
Net cash (used in) provided by operating activities	$(975,241)	$553,029

Working Capital and Liquidity

The Company had cash and cash equivalents of $463,285 at December 31, 2013, compared to $1,433,035 at December 31, 2012. The Company had approximately $828,500 of working capital at December 31, 2013, an increase of $340,800 compared to $487,700 at December 31, 2012. The increase in working capital is attributed to the early withdrawal from the lease for the facility located at 40 Washington Street, transfer of inventory to MCN, a decrease in accounts payable and a significant decrease in accrued expenses.

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

Management continues to seek alternative sources of capital to support operations. Finally, world economic conditions, in particular those in the United States, may impact the availability of financing.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, the Company is not required to provide the information for this Item 7A.

Item 8. Financial Statements and Supplementary Data

The financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page 32.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the President and Chief Executive Officer of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President, Chief Executive Officer, and Chief Financial Officer concluded that, as of December 31, 2013, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As described in our accompanying Management's Report on Internal Control over Financial Reporting, we have identified five remaining material weaknesses in internal control over financial reporting. Because of these remaining material weaknesses, we concluded that, as of December 31, 2013, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

We have implemented new procedures and controls in 2013 and expect to take further steps to remediate the material weaknesses at the entity and activity levels, and to review further our procedures and controls in 2014. In addition, we expect to make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting of the Company. Internal control over financial reporting is a process designed by, or under the supervision of, our President, Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2013 based on criteria established under the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) integrated framework of internal controls. The COSO framework identifies five components of internal control and provides a basis for evaluating the effectiveness of internal controls. Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2013 due to the following:

1.	Entity Level Controls

◦	Ineffective control environment, including lack of corporate governance

◦	Ineffective communication of information

◦	Ineffective monitoring of activities

2.	Activity Level Controls

◦	Lack of procedures and control documentation

◦	Lack of segregation of duties

◦	Lack of information technology controls and documentation.

1.	Inadequate Entity Level Controls

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

Steps taken towards Remediation of Information Technology Controls:

•	Enhanced the documentation and procedures of our information technology to control assurance that changes to financial applications are properly authorized and tested and that access to our information systems and financial applications are appropriately restricted.
•	Updated our information systems user profiles to improve access controls.
•	Implemented improvements to our information systems to further address control deficiencies.
•	Updated secure backup procedures with best practice methodologies for protecting our financial data and, in case of a problem, continuously testing restoration from backup tapes.
•	Enhanced the documentation of certain core proprietary technologies so that there is more redundancy and protection of corporate assets.

Ineffective Monitoring

Monitoring is a process that assesses the quality of internal control performance over time.

Steps taken towards Reduction of Monitoring:

•	The Company has reorganized the organizational reporting structure to enable greater oversight and control of operations which has increased the level of awareness and accountability.
•	The Company meets regularly throughout the year to review operating results, policies and procedures, and employee reviews and practices.
•	New management personnel are required to review their procedures and policies to make sure they are effective. The Company is evaluating the procedure and polices that have material weakness and developing corrective action plans to strengthen our internal controls.
•	The Company has made sweeping changes to its policies and procedures with regard to its financial reporting systems. Upgrades to software systems have been made which has resulted in the automation of accounting transactions and has enhanced our financial reporting and timeliness of operating results. Management and staff are more integrated into the review process.
•	Finance staff are required to review expenses for proper approval and accounting treatment. Managers and staff are required to have expenditures pre-approved by their supervisor. All significant expenditures require multiple approvals including Company officers.

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

Steps taken towards Remediation of Revenue Recognition:

•	Most revenue transactions are online credit card payments from products placed for sale on various clients' web sites. The pricing for the products listed is reviewed and approved by management and documented on purchase orders that are reviewed by each department manager.
•	In 2011 the Company upgraded its transactional processing systems which resulted in the automation of several manual accounting tasks. This automation eliminated the risk of human error for these manual tasks and created a more concise audit trail in the revenue recognition process.
•	All web sales are reconciled across the Company's multiple revenue and accounting systems comparing for any discrepancies.
•	Improved systems and procedures reconciling offsite revenue nightly. This process reconciles individual revenues directly back to individual general ledger accounts.

Steps taken towards Remediation of Expenditures and Accounts Payable:

•	Established improved procedures documenting and providing an approval process for authorizing a merchandising agent to complete and submit a purchase order. Each purchase order has been authorized by management, and a clear segregation of duties exists between the merchandise being ordered, received and payment made.
•	Expenses are reviewed as incurred for proper accounting treatment and approval. Client royalty statements are prepared as required and reviewed by management and client managers.
•	The Vendor Master File is reviewed for updates and changes and any changes are analyzed and monitored for their activity and frequency.

Steps taken towards Remediation of Inventory Controls:

•	Access to changing data within the inventory management software has been restricted to only essential personnel. Other individuals have access to view data and access reports, but they are restricted from making any changes within the system.
•	Policies have been implemented that require all purchases and inventory maintenance to be reviewed by management to authorize pricing, sales and promotional events through client web sites.
•	Improved inventory reporting, is designed to tighten inventory controls and increase inventory turns. Management and merchandising personnel meet regularly to review inventory levels, and client product lines.

Steps taken towards Remediation of Financial Closing:

•	The Company has moved all accounting functions in-house from a third party certified accounting firm.
•	The Company closes its books and reconciles all accounts monthly, and provides management with a quarterly comprehensive set of financial and operating reports and analysis of results.

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

Steps taken towards Remediation for Segregation of Duties:

•	The Company has changed processes and procedures, and has made upgrades to its management system to better align duties and responsibilities so that there is a greater segregation of duties.
•	Transactional processing requires review and approval from an independent staff member or manager. Manual tasks are required to follow written or verbal procedures that have been approved by the Company.
•	The Company implemented project management software, which was designed to increase efficiencies and reduce overhead. The software also identifies deliverables, which may be dependent on other deliverables enabling the project managers to redirect duties to other individuals. This software assists the Company with reducing its dependency on any one particular employee with multiple responsibilities, thus preventing a bottleneck and risk of too much control on any one individual.

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

The Company has made significant improvements to the activity level controls specifically with regard to the deficiencies with the financial close. In addition, further work is required to develop appropriate controls in the other aspects of activity level control to provide reasonable assurance that controls are designed in the most effective and efficient manner possible. Therefore, while we believe these changes are effective at mitigating risk of material error, there continues to be additional work required for us to conclude that both of these control areas are operating effectively. Therefore, as noted in the Management's Report on Internal Control over Financial Reporting, we consider each of these control areas within the activity level control to constitute a material weakness.

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

As a smaller reporting company, our independent registered public accounting firm is not required to issue a report on the Company's internal control over financial reporting as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

As discussed in the Managements' Annual Report on Internal Control over Financial Reporting, the Company made considerable improvements to the entity and activity controls and expects to take further steps in 2014 to remediate the outlined deficiencies. However, while we believe they are effective at mitigating risk of material error, we have not yet concluded that they are operating effectively. There was no change in our internal control over financial reporting during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of PAID:

Name	Age	Position
W. Austin Lewis, IV	38	President, CEO, CFO and Director
Andrew Pilaro	44	Director

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

Audit Committee Report

The Audit Committee reviewed and discussed our audited financial statements for the year ended December 31, 2013 with our management.  The Audit Committee also reviewed and discussed our audited financial statements and the matters required to be discussed, by the Public Company Accounting Oversight Board (“PCAOB”), including material weaknesses and other internal control deficiencies with KMJ Corbin & Company LLP, our independent registered public accounting firm. The Audit Committee received from KMJ Corbin & Company LLP the written disclosures and letter required by applicable requirements of the PCAOB regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The Audit Committee
Andrew Pilaro

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company's Code of Ethics will be provided to anyone, free of charge, upon request to: W. Austin Lewis, President, PAID, Inc., 200 Friberg Parkway, Westborough, Massachusetts 01581.

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

Compensation to the Named Executive Officers

The following table sets forth the compensation of the Company's president, chief executive officer, the chief financial officer, and each officer whose total cash compensation exceeded $100,000, for the last three fiscal years ended December 31, 2013, 2012, and 2011. During 2012 resignations were received from Gregory Rotman, Christopher Culross and Richard Rotman. Although Richard Rotman is still employed by PAID, Inc., he is no longer an officer of the Company.

Summary Compensation Table
Name and Principal Position	Year	Salary (5)	Bonus	Option Awards ($)	Total
W. Austin Lewis, IV (1) (PEO)(PFO)	2013	$153,022	$0	$114,524	$267,546
	2012	$39,808	$0	$493,457	$533,265

Gregory Rotman (2)	2012	$206,731	$0	$0	$206,731
President and Chief Executive Officer	2011	$276,400	$0	$363,400	$639,800

Christopher Culross (4)	2012	$169,231	$0	$0	$169,231
Chief Financial Officer	2011	$200,000	$0	$173,500	$373,500

Richard Rotman (3)	2012	$94,200	$0	$0	$94,200
Chief Operating Officer, Vice President, and Secretary	2011	$204,369	$0	$74,200	$278,569

1.	Mr. Lewis’s start date was July 31, 2012.

2.	Mr. G. Rotman resigned as of October 12, 2012.

3.	Mr. R. Rotman resigned as of September 24, 2012, but remains an employee of the Company.

4.	Mr. Culross was promoted to CFO in March 2010 and resigned as of November 30, 2012.

The following tables set forth certain information related to outstanding equity awards as of December 31, 2013 for our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
W. Austin Lewis, IV President and CEO (PEO)(PFO)	5,000,000	0	0	$0.065	8/8/2022
	5,000,000	0	0	$0.041	10/15/2022
	1,000,000	0	0	$0.048	12/6/2022
	1,000,000	0	0	$0.092	5/16/2023

None of the Company's executive officers who serve as directors receive separate compensation from the Company for serving as directors. On October 11, 2002, Andrew Pilaro received options to purchase 2,000,000 shares of common stock at an exercise price of $0.041, pursuant to the 2002 Stock Option Plan, subject to the following vesting schedule: options to purchase 800,000 shares of common stock vested immediately; options to purchase an additional 600,000 shares of common stock vested on October 11, 2003, and options to purchase 600,000 shares of common stock vested on October 11, 2004, of which 1,000,000 shares were exercised in 2012 and 1,000,000 expired in 2012. On November 10, 2011 Andrew Pilaro received an additional option grant to purchase 500,000 shares of common stock at an exercise price of $0.145, pursuant to the 2002 Stock Option Plan. The shares granted vested immediately and expire on November 10, 2021. On December 6, 2012, Mr. Pilaro received an additional option grant to purchase 1,000,000 shares of common stock at an exercise price of $0.048 which expires on December 6, 2022. On May 16, 2013, Mr. Pilaro received an additional option grant to purchase 1,000,000 shares of common stock at an exercise price of $0.092 which expires on May 16, 2023.

The following table provides compensation information for the one-year period ended December 31, 2013 for the only non-employee member of our Board of Directors.

	Director Compensation in 2013
Name and	Fees earned or paid in cash	Option Awards ($)	Total
Andrew Pilaro	$-	$78,674	$78,674

In 2013, we compensated a number of non-executive employees through stock option grants under the Company's 2011 Non-Qualified Stock Option Plan. Typically, except for executive officers, shares were immediately exercised by the employee. In 2013, employees received options for 2,250,000 shares equal to $230,335 in compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 31, 2013 of each of our directors and executive officers, and all of our directors and executive officers as a group, and other beneficial owners holding more than five percent of the Company’s issued and outstanding shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (3)
W. Austin Lewis, IV	37,689,145	(1)	11.55%
Andrew Pilaro	2,568,700	(2)	0.79%
All directors and executive officers as a group (2 individuals)	40,257,845		12.34%

(1)	Included are options to purchase 12,000,000 shares of the Company’s common stock and shares held for the following funds for which W. Austin Lewis, IV is the General Partner: 23,549,960 by Lewis Opportunity Fund, L.P. and 1,612,685 shares by LAM Waiting Game Fund LTD.

(2)	Includes 17,200 shares held indirectly as custodian for Mr. Pilaro's minor sons and options to purchase 2,500,000 shares of the Company's common stock all of which are vested.

(3)	Percentages are calculated on the basis of the amount of outstanding securities plus for such person or group, any securities that person or group has the right to acquire within 60 days.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company did not engage in any transaction in 2012 or 2013, and does not currently propose any transaction, in which the Company was is a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

On June 10, 2013, the Audit Committee dismissed Rosen Seymour Shapss Martin & Company LLP (“RSSM”) as our independent registered public accounting firm and appointed KMJ Corbin & Company LLP (“KMJ”) as our independent registered public accounting firm for the year ended December 31, 2013.

KMJ has reviewed our financial statements since the second quarter of 2013 and audited our financial statements for the year ended December 31, 2013.

The following is a summary of the fees billed to the Company by KMJ and RSSM for professional services rendered for the years ended December 31, 2013 and 2012. These fees are for work performed in the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

	KMJ	RSSM
	2013	2013	2012
Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Quarterly Reports (together, the “Financial Statements” ) and for services normally provided in connection with statutory and regulatory filings or engagements	$29,700	$98,472	$222,006
Other Fees:
Audit-Related Fees
Consists of fees billed for assurance and related services reasonably related to the performance of the annual audit or review of the Financial Statements (defined above)	—	—	—
Tax Fees
Consists of fees billed for tax compliance, tax advice and tax planning	—	—	—
All Other Fees
Consists of fees billed for other products and services not described above	—	—	$9,156
Total All Fees	$29,700	$98,472	$231,162

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

PAID, INC.

By:	/s/ W. Austin Lewis, IV
W. Austin Lewis, IV, President, CEO and Chief Financial Officer (PEO and PFO)
Date:	March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Pilaro	Director	March 31, 2014
Andrew Pilaro

/s/ W. Austin Lewis, IV	Director	March 31, 2014
W. Austin Lewis, IV

EXHIBIT INDEX

No.	Description of Exhibits
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 25, 2003)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on December 8, 2004)

4.1	Specimen of certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Form SB-2/A filed on December 1, 2000)

4.2	Agreement dated November 21, 2008, by and between the Company and Lewis Asset Management Equity Fund, LLP with respect to the purchase of 2,500,000 shares at $.20 per share (incorporated by reference to Exhibit 4.2 to Form 10-KSB filed on March 31, 2009)

4.3	Form of Warrant to Lewis Asset Management with respect to Promissory Note dated April 29, 2009 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on May 12, 2009)

10.1+	2001 Non-Qualified Stock Option Plan, as amended (incorporated by reference from Exhibit 99.1 to Form S-8 filed on September 5, 2003)

10.2+	2002 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.17 to Form 10-KSB filed on March 31, 2003)

10.3+	2011 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 99.1 to Form S-8 filed on February 2, 2011)

10.4	Promissory Note dated April 29, 2009 for up to $2,500,000 to Lewis Asset Management (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 12, 2009)

10.5	Lease agreement, dated December 7, 2011 between Forty Washington, LLC and the Company (incorporated by reference to exhibit 10.1 to our Report on Form 8-K/A filed on December 13, 2011)

10.6+	PAID, Inc. 2012 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on October 18, 2012)

10.7+	Agreement for Non-Qualified Stock Option under the PAID, Inc. 2012 Non-Qualified Stock Option Plan awarded to W. Austin Lewis, IV, dated October 15, 2012 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on October 18, 2012)

10.8+	Agreement for Non-Qualified Stock Option under the PAID, Inc. 2011 Non-Qualified Stock Option Plan awarded to W. Austin Lewis, IV, dated August 8, 2012 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on October 18, 2012)

10.9	Agreement dated January 31, 2013 between Paid, Inc., and MCN Interactive, LLC d/b/a Music City Networks (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 5, 2013)

10.10*	Second amendment to lease agreement dated November 12, 2013 between Forty Washington LLC and PAID, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 14, 2013)

23.1*	Consent of Rosen Seymour Shapss Martin & Company LLP

23.2**	Consent of KMJ Corbin & Company LLP

31.1*	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2*	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.0*	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

*filed herewith
+Indicates a management contract or any compensatory plan, contract or arrangement

PAID, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PAID, Inc.

We have audited the accompanying balance sheet of PAID, Inc. (the “Company”) as of December 31, 2013, and the related statements of comprehensive loss, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PAID, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had recurring losses from operations, has negative operating cash flows during the year ended December 31, 2013 and has an accumulated deficit of $52,083,978 as of December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these factors are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of PAID, Inc.

We have audited the accompanying balance sheet of PAID, Inc. as of December 31, 2012 and the related statement of operations, shareholders' equity and cash flows the year then ended. PAID, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PAID, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York

April 15, 2013

PAID, INC.
BALANCE SHEETS
AS OF DECEMBER 31,

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$463,285	$1,433,034
Investments in marketable securities	106,097	142,777
Accounts receivable, net	340,663	348,855
Other receivables	635,056	-
Inventories	1,305	420,709
Prepaid expenses and other current assets	41,180	310,180
Advanced royalties	214,527	329,796
Total current assets	1,802,113	2,985,351

Property and equipment, net	43,614	212,923
Intangible asset, net	5,184	6,125

Prepaid facility costs	-	1,027,148
Total assets	$1,850,911	$4,231,547

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$500,320	$728,026
Capital leases - current portion	20,775	26,303
Accrued expenses	438,948	1,512,842
Deferred revenues	13,614	230,481
Total current liabilities	973,657	2,497,652
Long term liabilities:
Capital leases - net of current portion	19,848	48,624
Total liabilities	993,505	2,546,276
Commitments and contingencies
Shareholders' equity:

Common stock, $0.001 par value, 350,000,000 shares authorized; 328,874,050 shares issued and outstanding at December 31, 2013 and 2012	328,874	328,874
Additional paid-in capital	52,744,046	52,376,455
Accumulated other comprehensive loss	(131,536)	-
Accumulated deficit	(52,083,978)	(50,956,058)
Stock subscription receivable	-	(64,000)

Total shareholders' equity	857,406	1,685,271

Total liabilities and shareholders' equity	$1,850,911	$4,231,547

See accompanying notes to financial statements

PAID, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012

Revenues	$4,352,568	$13,968,231

Cost of revenues	2,966,427	11,245,304

Gross profit	1,386,141	2,722,927

Operating expenses	2,878,682	6,470,477

Loss from operations	(1,492,541)	(3,747,550)

Other income (expense):

Interest expense	(3,166)	(5,769)
Other (expense) income, net	(166,661)	11,021
Unrealized gain (loss) on investments in trading securities	94,856	(38,056)
Unrealized gain (loss) on stock price guarantee	443,242	(365,846)
Total other income (expense), net	368,271	(398,650)

Loss before income taxes	(1,124,270)	(4,146,200)
Provision for income taxes	3,650	-
Net loss	$(1,127,920)	$(4,146,200)

Loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding-basic and diluted	328,874,050	320,705,220
Net loss	$(1,127,920)	$(4,146,200)
Net unrealized loss on investments in available-for-sale securities	(131,536)	-
Total comprehensive loss	$(1,259,456)	$(4,146,200)

See accompanying notes to financial statements

PAID, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Additional	Accumulated
				Other		Stock
	Common stock		Paid-in	Comprehensive	Accumulated	Subscription
	Shares	Amount	Capital	Loss	Deficit	Receivable	Total

Balance, December 31, 2011	308,736,705	$308,737	$49,273,340	$-	$(46,809,858)	$-	$2,772,219
Issuance of common stock pursuant to exercise of stock options granted to employees for services	249,097	249	39,751	-	-	-	40,000

Issuance of common stock pursuant to exercise of stock options granted to professionals and consultants	16,365,272	16,365	2,110,466	-	-	-	2,126,831

Share based compensation related to issuance of incentive stock options	-	-	850,459	-	-	-	850,459
Stock subscription receivable	-	-	-	-	-	(64,000)	(64,000)

Options exercised	3,522,976	3,523	102,439	-	-	-	105,962

Net loss	-	-	-	-	(4,146,200)	-	(4,146,200)

Balance, December 31, 2012	328,874,050	328,874	52,376,455	-	(50,956,058)	(64,000)	1,685,271

Change in fair value of investments in available-for-sale securities	-	-	-	(131,536)	-	-	(131,536)

Share-based compensation expense	-	-	367,591	-	-	-	367,591

Services rendered in consideraton of payment for common stock	-	-	-	-	-	64,000	64,000

Net loss	-	-	-	-	(1,127,920)	-	(1,127,920)

Balance, December 31, 2013	328,874,050	$328,874	$52,744,046	$(131,536)	$(52,083,978)	$-	$857,406

 See accompanying notes to financial statements

PAID, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012
Cash flows from operating activities:
Net loss	$(1,127,920)	$(4,146,200)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	73,907	77,055
Loss on disposal of assets	60,229	-
Unrealized (gain) loss on investments in trading securities	(94,856)	38,056
Provision for bad debt	59,203	5,000
Inventory reserve	-	398,120
Services rendered in consideration of payment for common stock	64,000	-
Payments made in common stock	-	24,167
Share-based compensation	367,591	850,459
Change in fair value of stock price guarantee	(443,242)	365,846
Amortization of prepaid facility costs	784,049	238,013
Change in fair value of common stock issued for facility costs	105,843	-
Fair value of stock options awarded to professionals and consultants in payment
of fees for services provided	-	2,126,831
Fair value of stock options awarded to employees in payment of compensation	-	40,000
Changes in assets and liabilities:
Accounts receivable	(28,528)	(159,534)
Inventories	419,404	57,883
Prepaid expense and other current assets	(246,999)	263,916
Advanced royalties	115,269	192,324
Prepaid facility costs	-	(239,700)
Accounts payable	(235,672)	236,664
Accrued expenses	(630,652)	257,055
Deferred revenue	(216,867)	(72,926)

Net cash (used in) provided by operating activities	(975,241)	553,029
Cash flows from investing activities:
Proceeds from sale of property and equipment	31,830	-
Purchases of property and equipment	-	(134,596)
Net cash provided by (used in) investing activities	31,830	(134,596)
Cash flows from financing activities:
Payments on capital lease	(26,338)	(23,350)
Proceeds from the exercise of stock options	-	41,962
Net cash (used in) provided by financing activities	(26,338)	18,612

Net change in cash and cash equivalents	(969,749)	437,045

Cash and cash equivalents, beginning of year	1,433,034	995,989

Cash and cash equivalents, ending of year	$463,285	$1,433,034

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes	$-	$-
Interest	$3,166	$5,769
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclass of capital lease obligations to accounts payable	$7,966	$-
Acquisition of property and equipment under capital lease	$-	$63,428
See accompanying notes to financial statements

PAID, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1. ORGANIZATION

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

In addition to our products, we have been granted 5 patents by the United States Patent and Trademark Office (USPTO). We feel that our patents are very valuable and we anticipate licensing them at a fair price to generate revenue for PAID Inc. (the "Company", "we", "us", "our"). In addition to this strategy we also have ongoing litigation (Paid vs. eBay) in the U.S. District Court of Massachusetts. Our goal is to develop a robust licensing program.

Previously, the Company's primary focus was to provide brand-related services to businesses, celebrity clients in the entertainment industry as well as charitable organizations. PAID's brand management, brand marketing, social media marketing, product design and merchandising, website design; development and hosting services were designed to grow each client's customer base in size, loyalty and revenue generation. We offered entertainers and business entities comprehensive web-presence and related services supporting and managing clients' official websites and fan-community services including e-commerce, VIP ticketing, live event fan experiences, user-generated content, client content publishing and distribution, fan forums, social network management, social media marketing, customer data capture, management and analysis.

NOTE 2. MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. For the year ended December 31, 2013, the Company reported a net loss of $1,127,920. The Company has an accumulated deficit of $52,083,978 at December 31, 2013 and used $975,241 of cash in operations for the year ended December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In January 2013, the Company entered into a partnership agreement with Music City Networks (“MCN”). In accordance with the agreement, as of the effective date, MCN provides client based services directly to the Company’s clients in exchange for a profit participation as defined in the agreement. Going forward, the primary focus of the Company is to expand upon and monetize its intellectual property.

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

These changes reduced revenues and gross profit in 2013 and management believes that these changes will continue to reduce revenues and gross profit for 2014. However, the costs of doing business have been and will be significantly reduced in hopes of eliminating the net loss and providing positive cash flow from operations. Although there is a reduction in revenues and gross profit, the reduction should be offset by the profit participation in MCN’s activities. In addition, the Company continues to increase its efforts to generate income from its patents.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2014 and will have a positive impact on the Company for 2014 and future years.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation and Basis of Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the fair value of investments in marketable securities, the collectability of accounts receivable, the realizability of inventories, the recoverability of long-lived assets, valuation of deferred tax assets and liabilities and the estimated fair value of the royalty and advance guarantees, and stock-based transactions. Actual results could materially differ from those estimates.

Fair Value Measurements

The Company measures the fair value of certain of its financial assets on a recurring basis. A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as unadjusted quoted prices for similar assets and liabilities, unadjusted quoted prices in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At December 31, 2013 and 2012, the Company’s financial instruments include cash and cash equivalents, investments, in marketable securities, accounts receivable, other receivables, accounts payable, capital leases, and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, other receivables, accounts payable, capital leases, and accrued expenses approximates fair value due to the short-term maturities of these instruments. The fair value of the investments in marketable securities is determined based on quoted prices in active markets for identical assets or Level 1 inputs.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents. Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2013, the Company had amounts in these accounts in excess of the FDIC insurance limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. For each of the years ended December 31, 2013 and 2012, the Company recorded a provision for doubtful accounts of $53,300.

For the years ended December 31, 2013 and 2012, revenues from a limited number of clients accounted for approximately 64% and 78%, respectively, of total revenues. These revenues were generated from the sales of tour merchandise, VIP services, and merchandising and fulfillment services. As of December 31, 2013, accounts receivable from MCN clients totaled approximately 56% of the total accounts receivable balance.

Investments In Marketable Securities

The Company accounts for its investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date.

As of July 1, 2013, the Company reclassified its investments from trading securities to available-for-sale securities. Marketable debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Available-for-sale securities are stated at fair value, generally based on market quotes, to the extent they are available. Unrealized gains and losses, net of applicable deferred taxes, are recorded as a component of other comprehensive income (loss) and reported in shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in earnings in the statements of comprehensive loss.

Inventories

Inventories consist of merchandise for sale and are stated at the lower of average cost or market determined on a first-in, first-out (FIFO) method. When a purchase contains multiple copies of the same item, they are stated at average cost.

At each balance sheet date, the Company evaluates its ending inventory quantities on hand and on order and records a provision for excess quantities and obsolescence. Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. In addition, the Company considers changes in the market value of components in determining the net realizable value of its inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

Advanced Royalties

Advanced royalties represent amounts the Company has advanced to certain clients and are recoupable against future royalties earned by the clients. Advances are issued in either cash or shares of the Company’s common stock and advanced amounts are calculated based on the clients’ projected earning potential over a fixed period of time. Advances made by issuing stock or common stock options are recorded at their fair value on the date of issue. If the shares do not reach the required price per share, the Company has the option of issuing additional shares or making cash payment of the difference between the sales price and the fair value of the stock. The Company records a liability for the difference between the fair value of the stock and the guaranteed sales price amount. The change in fair value of the stock price guarantee is recorded in the accompanying statements of comprehensive loss.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the years ended December 31, 2013 and 2012. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenue principally from sales of fan experiences, fan club membership fees, shipping calculator subscriptions, and from client services.

The Company recognizes revenues in accordance with the FASB ASC Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

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

For sales of merchandise owned and warehoused by the Company, the Company is responsible for conducting the sale, billing the customer, shipping the merchandise to the customer, processing customer returns and collecting accounts receivable. The Company recognizes revenue upon verification of the credit card transaction and shipment of the merchandise, discharging all obligations of the Company with respect to the transaction. During 2013 the Company moved its merchandising operations to MCN in Nashville, TN. Revenues are recognized by means of a profit split calculation payable as a commission due to the Company.

Client services revenues include web development and design, creative services, marketing services and general business consulting services. For contracts that are of a short duration and fixed price, revenue is recognized when there are no significant obligations and upon acceptance by the customer of the completed project. Revenues on longer-term fixed price contracts are recognized using the percentage-of-completion method. Services that are performed on a time and material basis are recognized as the related services are performed.

Cost of Revenues

Cost of revenues include event tickets, ticketing and venue fees, shipping and handling fees associated with e-commerce sales, merchandise and royalties paid to clients.

Operating Expenses

Operating expenses include indirect client related expenses, including credit card processing fees, payroll, travel, facility costs, and other general and administrative expenses.

Advertising

Advertising costs are charged to expense as incurred. For the years ended December 31, 2013 and 2012, advertising expense totaled $7,815 and $4,679, respectively, and are included in operating expenses in the accompanying statements of comprehensive loss.

Share-Based Compensation

The Company grants options to purchase the Company’s common stock to employees, directors and consultants under stock option plans. The benefits provided under these plans are share-based payments that the Company accounts for using the fair value method.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on the historical volatility of the Company’s common stock and other factors. The expected terms of options granted are based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. Since the Company does not expect to pay dividends on common stock in the foreseeable future, it estimated the dividend yield to be 0%.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying statements of comprehensive loss for the years ended December 31, 2013 and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of December 31, 2013 and 2012, no excess tax benefits for tax deductions related to share-based awards were recognized from stock options exercised in the years ended December 31, 2013 and 2012 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

Income Taxes

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The total unrecognized tax benefit resulting in an increase in deferred tax assets and corresponding increase in the valuation allowance at December 31, 2013 is $3.0 million. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s balance sheets at December 31, 2013 and 2012.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2010 and forward for federal and 2009 and forward for state purposes are subject to examination by the U.S., Massachusetts and New Jersey tax authorities due to the carry-forward of unutilized net operating losses. The Company does not foresee material changes to its gross uncertain income tax position liability within the next twelve months.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock options and have been excluded from the computation of diluted earnings (loss) per share because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

For the year ended December 31, 2013, there were approximately 6,427,000 potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the year then ended.

Segment Reporting

The Company has determined that it has only one discreet operating segment consisting of activities and services surrounding the sale of fan experiences, fan club memberships, and merchandise associated with its relationships with performing artists and organizations. The Company’s chief operating decision maker is the President, Chief Executive Officer and Chief Financial Officer, who evaluates the company as a single operating segment.

NOTE 4. PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	2013	2012
Computer equipment and software	$125,830	$292,900
Office furniture and equipment	19,580	91,800
Leasehold improvements	-	59,400
Website development costs	314,190	314,200
	459,600	758,300
Accumulated depreciation	(415,986)	(545,400)
	$43,614	$212,900

Depreciation expense of property and equipment for the years ended December 31, 2013 and 2012 amounted to $72,966, and $76,100.

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

On January 29, 2008, the Company was granted a patent for a technique for facilitating advanced, rapid, accurate estimation of shipping costs across multiple shipping carriers and shipping options between buyer and seller in an online auction. Since that time the Company has received four additional patents. These patents help facilitate rapid and accurate estimation of shipping costs across multiple shipping carriers and also include real-time calculation of shipping. Further continuations include the addition of shipping calculation with taxes and enhanced shipping promotions.

At December 31, intangible assets consisted of the following:

	2013	2012
Patents	$16,000	$16,000
Accumulated amortization	(10,816)	(9,900)
	$5,184	$6,100

Amortization expense of intangible assets for the years ended December 31, 2013, and 2012 was $941 and $955 respectively. Estimated future annual amortization expense is $900 for each year through 2019.

NOTE 6. FAIR VALUE DISCLOSURE

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the years ended December 31, 2013 or 2012.

	Fair Value
	Level	2013	2012

Investments in marketable securities	1	$106,097	$142,800
Royalty guarantee	2	$—	$(443,200)

For the year ended December 31, 2013, the Company recorded an unrealized gain of $94,856 and $443,242 on the change in fair value of the investments in marketable securities (trading) and stock price guarantee, respectively, and an unrealized loss of $131,536 on the change in fair value of the investments in marketable securities (available-for-sale).

The fair value of the Company’s investments classified as trading securities is determined based on the closing market prices of the respective common stocks as of December 31, 2013.

NOTE 7. ACCRUED EXPENSES

At December 31, accrued expenses consist of the following:

	2013	2012
Payroll and related costs	$2,446	$18,100
Professional and consulting fees	-	77,400
Royalties	421,963	858,300
Stock payment guarantee liabilities	-	443,200
Other	14,539	115,800
Total	$438,948	$1,512,800

NOTE 8. LONG-TERM LIABILITIES

Capital Lease Obligations

The Company is obligated under various capital leases for equipment, which expire at various dates through April 2016. The assets capitalized under these leases and associated accumulated depreciation at December 31, are as follows.

	2013	2012
Property and equipment	$83,000	$113,400
Accumulated depreciation	(63,100)	(37,000)
	$19,900	$76,400

Amortization of capital leases is included in depreciation expense.

Minimum future lease payments under capital lease obligations as of December 31, 2013 are as follows:

Year Ended December 31,
2014	$23,400
2015	17,800
2016	3,100
Total future minimum lease payments	44,300
Less amount representing interest	(3,677)
Present value of net minimum lease payments	40,623
Less current portion	(20,775)
$19,848

NOTE 9. COMMITMENTS AND CONTINGENCIES

Lease Commitment

In November 2013, the Company moved its office located at 40 Washington Street, Westborough, MA and entered into a lease for a premise located at 200 Friberg Parkway, Westborough, MA. The 200 Friberg Parkway lease is for a three-year term ending in November 2016. The original lease at 40 Washington Street was prepaid with 6,082,985 shares of common stock having a closing price of $0.21 per share on August 22, 2011. The payment was for rent over five years, projected taxes and operating expenses, and a security deposit. As a result of the termination of the 40 Washington Street lease, the Company forfeited its security deposit of $83,134, which was previously paid with shares of common stock of the Company, paid a termination fee of $166,865, recorded an other receivable due from the landlord, Carruth Capital, in the amount of $635,056 in the accompanying balance sheet, amortized $748,049 of prepaid facility costs included in operating expenses and a change in fair value of $105,843 included in other expense in the accompanying statement of comprehensive loss. The balance due is a result of the remaining shares available for sale which were issued as prepayment for rent.

The future minimum rent under the current operating lease for each of the remaining years is:

2014	$14,654
2015	14,654
2016	13,433
$42,741

Stock Price Guarantee

The Company guaranteed the landlord of the 40 Washington Street location that the shares would sell on the open market for at least $1,386,500, given the landlord sells the shares within a period of three months after the initial six month restriction on transfer has expired. The guarantee period ended on December 31, 2012.

In connection with the Company's advance royalties, during the second quarter of 2012, the Company issued options to purchase common stock at an exercise price of $0.001 per share for both advance and previously earned royalties. The options were exercised immediately along with a Company guarantee that the shares acquired would sell for at least $1,246,118 within six months. If the shares do not reach the required $0.12 per share within that period, the Company has the option of issuing additional shares at their fair value at the end of the period or making a cash payment for the difference between the guaranteed sales price and the fair value of the stock at the end of the six month period. At December 31, 2012, the Company extended the guarantee. As of December 31, 2013, the stock price guarantee was $0 as the Company's stock price was above $0.12 per share.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2013, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

NOTE 10. COMMON STOCK

Stock Subscription Receivable

During the year ended December 31, 2013, $64,000 was expensed as services rendered in consideration of payment for common stock.

Share-based Incentive Plans

During the years ended December 31, 2013 and 2012, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

Active Plans:

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan"). The purpose of the 2012 Plan, is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. There are 1,000,000 shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2013 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2011	—	$—
Granted	7,000,000	$0.043
Cancelled	—	$—
Exercised	—	$—
Options outstanding at December 31, 2012	7,000,000	$0.043
Granted	2,000,000	$0.092
Cancelled	—	$—
Exercised	—	$—
Options outstanding at December 31, 2013	9,000,000	$0.054

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), to replace the 2001 Plan discussed below, and has filed Registration Statements on Form S-8 to register 30,000,000 shares of its common stock. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10 year contractual term and have vesting periods that range from one hundred percent on the date of grant to one third immediately, one third vesting in 18 months and the final on third vesting in 36 months from the date of the grant. Information with respect to stock options granted under this plan during the year ended December 31, 2013 and 2012 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2011	3,000,000	$0.145
Granted	16,614,369	$0.001
Cancelled	-	$-
Exercised	(16,614,369)	$0.001
Options outstanding at December 31 2012	3,000,000	$0.015
Granted	2,250,000	$0.115
Cancelled	(3,000,000)	$0.145
Exercised	-	$-
Options outstanding at December 31, 2013	2,250,000	$0.115

A summary of the awards under this plan during the year ended December 31, 2012 is as follows:

	Number of shares	Gross Compensation
	2012
Employee payroll	249,097	$40,000
Consulting and professional fees	16,365,272	2,126,831
Total	16,614,369	$2,166,831

At December 31, 2013 there are 750,000 shares reserved for issuance under this plan.

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares. The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant. Information with respect to stock options granted under this plan during the years ended December 31, 2013, and 2012 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2011	13,121,952	$0.104
Granted	5,000,000	$0.065
Cancelled or Expired	(7,560,976)	$0.015
Exercised	(2,560,976)	$0.041
Options outstanding at December 31, 2012	8,000,000	$0.095
Granted	-	$-
Cancelled or Expired	-	$-
Exercised	-	$-
Options outstanding at December 31, 2013	8,000,000	$0.095

There are currently no shares reserved for issuance under this plan.

2001 Plan

The 2001 Non-Qualified Stock Option Plan (the "2001 Plan") expired on January 31, 2011. The Company adopted the 2001 Plan on February 1, 2001 and filed Registration Statements on Form S-8 to register 120,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants could have elected to receive their gross compensation in the form of options, exercisable at $0.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under this plan during the years ended December 31, 2013, and 2012 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2011	1,061,332	$0.001
Granted	-	$0.001
Cancelled	(68,750)	$0.001
Exercised	(962,000)	$0.001
Options outstanding at December 31, 2012	30,582	$0.001
Cancelled	(30,582)	$0.001
Exercised	-	$-
Options outstanding at December 31, 2013	-	$-

There are currently no shares reserved for issuance under this plan.

Fair value of issuances

The fair value of the Company's option grants under the 2012, 2011, and 2002 Plans was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	2013	2012
Expected term (based upon historical experience)	5-6 years	<1 week
Expected volatility	127.95% – 132.84% 42	118.35%
Expected dividends	None	None
Risk free interest rate	1.0% - 2.0%	0.10%

For the year ended December 31, 2012 the fair value of options granted under all plans in 2012 was $532,291 which, assuming no forfeiture rate, resulted in $532,291 in additional compensation expense being charged to operations. The Company used the Black-Scholes option pricing model with the following weighted average assumptions:

Expected term (plain-vanilla)	6.67 years
Expected volatility	110.85%
Expected dividends	None
Risk free interest rate	0.09%

No options were exercised during the year ended December 31, 2013. The intrinsic value of options exercised during the year ended December 31, 2012 was $56,854 in exchange for $962 cash. Out of the total options exercised in 2012, 1,000,000 were exercised as additional compensation and 1,560,976 were exercised through a subscription receivable, both of which were exercised at the options grant price.

The weighted-average grant date fair value of options granted during the year ended December 31, 2013 was $0.10 per share.

For the year ended December 31, 2013, the Company recorded share-based compensation expense related to stock options of $367,591 and are included in operating expenses in the accompanying statement of comprehensive loss.

The Company had an aggregate of $134,000 of unrecognized share-based compensation expense for options outstanding as of December 31, 2013, which is expected to be recognized over a weighted average period of 2.58 years.

Information pertaining to options outstanding and exercisable at December 31, 2013 is as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Number of Shares	Weighted Average Remaining Contractual Life (In Years)
0.041	5,000,000	8.79	5,000,000	8.79
0.048	2,000,000	8.94	2,000,000	8.94
0.065	5,000,000	8.61	5,000,000	8.61
0.092	3,500,000	9.39	2,716,250	9.39
0.145	3,000,000	7.87	3,000,000	7.87
0.160	750,000	9.97	261,875	9.97
	19,250,000	8.77	17,978,125	8.71

Summary of all stock option plans during the years ended December 31, 2013, and 2012 is as follows:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	17,183,284	$0.105
Granted	28,614,369	0.022
Cancelled	(7,629,726)	0.109
Exercised	(20,137,345)	0.006
Options outstanding at December 31, 2012	18,030,582	0.083
Granted	4,250,000	0.104
Cancelled	(3,030,582)	0.144
Options outstanding and expected to vest at December 31, 2013	19,250,000	$0.078	$8.77	$1,962,000
Options exercisable at December 31, 2013	17,978,125	$0.075	$8.71	$1,883,000

NOTE 11. INCOME TAXES

The Company is subject to taxation in the United States, Massachusetts and New Jersey. The provision for income taxes for the year ended December 31, 2013 are summarized below:

December 31,
2013
Current:
Federal	$-
State	3,650
Total current	3,650

Deferred:
Federal	3,215,000
State	(174,000)
Change in valuation allowance	(3,041,000)
Total deferred	-
Income tax provision (benefit)	$3,650

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income provision is as follows:

December 31,
2013
U.S. federal statutory tax rate	34.00%
State tax benefit, net	(0.21)%
Gain on stock price guarantee	13.38%
Other	(0.01)%
Valuation allowance	(47.48)%
Effective income tax rate	(0.32)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2013	2012
Deferred tax assets:
NOL's	$17,728,000	$15,212,000
State taxes	(49,000)	-
Inventory and other reserves	22,000	-
Depreciation and amortization	(4,000)	-
NQ stock option expense	556,000	-
Total deferred tax assets	18,253,000	15,212,000
Valuation allowance	(18,253,000)	(15,212,000)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $3,041,000 in 2013.

As of December 31, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $47,000,000 which expire beginning in the year 2019. As of December 31, 2013, the Company had net operating loss carryforwards for state income tax purposes of approximately $20,000,000 which expire beginning in the year 2013.

Utilization of the net operating losses may be subject to substantial annual limitation due to federal and state ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating losses ad credits before their utilization. The Company has not performed an analysis to determine the limitation of the net operating loss carryforwards.

NOTE 12. RELATED PARTY TRANSACTIONS

Steven Rotman is the father of Gregory Rotman, former President of the Company, and Richard Rotman, former Vice-President/Secretary of the Company. The Company paid rent, at approximately $2,500 per month, as a tenant at will, to a company in which Steven Rotman is a shareholder. On June 30, 2012 the Company terminated the tenant at will agreement, and vacated the premises as part of the facility consolidation to Westborough, Massachusetts. Rent expense for the year ended December 31, 2012 and was approximately $15,000.

- 48 -