Form 10-Q
period 2014-03-31
PAID INC
filed 2014-05-15
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐     No ☒

As of May 15, 2014, the issuer had outstanding 328,874,050 shares of its Common Stock, par value $0.001 per share.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$495,793	$463,285
Investments in marketable securities	73,299	106,097
Accounts receivable, net	212,246	340,663
Other receivables	399,438	635,056
Inventories	16,066	1,305
Prepaid expenses and other current assets	100,811	41,180
Advanced royalties	216,569	214,527
Total current assets	1,514,222	1,802,113

Property and equipment, net	35,191	43,614
Intangible asset, net	4,948	5,184

Total assets	$1,554,361	$1,850,911

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$193,051	$500,320
Capital leases – current portion	16,620	20,775
Accrued expenses	530,405	438,948
Deferred revenues	52,348	13,614
Total current liabilities	792,424	973,657

Long-term liabilities:
Capital leases – net of current portion	14,022	19,848
Total liabilities	806,446	993,505

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 350,000,000 shares authorized; 328,874,050 shares issued and outstanding at March 31, 2014 and December 31, 2013	328,874	328,874
Additional paid-in capital	52,756,714	52,744,046
Accumulated other comprehensive loss	(80,600)	(131,536)
Accumulated deficit	(52,257,073)	(52,083,978)
Total shareholders' equity	747,915	857,406

Total liabilities and shareholders' equity	$1,554,361	$1,850,911

See accompanying notes to condensed financial statements

PAID, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues	$509,405	$932,375
Cost of revenues	367,635	573,889
Gross profit	141,770	358,486

Operating expenses	300,688	664,945
Loss from operations	(158,918)	(306,459)

Other income (expense):
Interest income (expense), net	2,338	(911)
Other income	1,802	-
Realized gain on investments in available-for-sale securities	3,748	-
Unrealized gain on investments in trading securities	-	108,694
Change in fair value of other receivables	(55,618)	-
Gain on settlement of liabilities	34,759	-
Unrealized loss on stock price guarantee	-	(2,851)
Total other income (expense), net	(12,971)	104,932

Loss before income taxes	(171,889)	(201,527)
Provision for income taxes	1,206	-
Net loss	(173,095)	(201,527)

Loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	328,874,050	328,874,050
Net loss	(173,095)	(201,527)
Unrealized gain on investments in available-for-sale securities	2,800	-
Total comprehensive loss	$(170,295)	$(201,527)

See accompanying notes to condensed financial statements

PAID, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(173,095)	$(201,527)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	8,659	19,882
Realized gain on investments in available-for-sale securities	(3,748)	-
Unrealized gain on investments in trading securities	-	(108,694)
Change in fair value of other receivables	55,618	-
Gain on settlement of liabilities	(34,759)	-
Share-based compensation	12,668	79,542
Change in fair value of stock price guarantee	-	2,851
Amortization of prepaid facility costs	-	65,168
Changes in assets and liabilities:
Accounts receivable	128,417	96,145
Other receivables	214,759	-
Inventories	(14,761)	105,574
Prepaid expenses and other current assets	(59,632)	(112,212)
Advanced royalties	(2,041)	(6,301)
Prepaid facility costs	-	(60,482)
Accounts payable	(307,269)	(118,386)
Accrued expenses	91,457	12,039
Deferred revenue	38,734	(41,303)
Net cash used in operating activities	(44,993)	(267,704)
Cash flows from investing activities:
Proceeds from sale of investments in available-for-sale securities	87,482	-
Net cash provided by investing activities	87,482	-
Cash flows from financing activities:
Payments on capital leases	(9,981)	(7,095)
Net cash used in financing activities	(9,981)	(7,095)
Net change in cash and cash equivalents	32,508	(274,799)

Cash and cash equivalents, beginning of period	463,285	1,433,034

Cash and cash equivalents, end of period	$495,793	$1,158,235
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$—	$—
Interest paid	$596	$911
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Unrealized gain on investments in available-for-sale securities	$2,800	$-

See accompanying notes to condensed financial statements

PAID, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014 and 2013

Note 1. Organization and Significant Accounting Policies

PAID, Inc., (the “Company”, “we”, “us”, “our”) has developed AuctionInc, which is a software suite of online shipping and sales tax management tools assisting e-commerce businesses with shipping solutions, sales tax calculation, inventory management, and auction processing. In addition, this software suite also has additional functionality to assist e-commerce businesses with other aspects of the fulfillment process, but the main purpose of this product is to provide accurate shipping and sales tax calculations and packaging algorithms that provide customers with the best possible shipping and tax solutions.

The Company has five United States patents issued by the United States Patent and Trademark Office (USPTO) and one pending patent application.  The Company intends to license its intellectual property on commercially reasonable terms to licensees in order to generate revenue for the Company.  As part of this revenue generation effort, the Company commenced on December 20, 2013 patent infringement litigation against e-Bay, Inc. (Paid, Inc. vs. e-Bay, Inc.; CV No. 4:13-cv-40151-TSH)) in the United States District Court for the District of Massachusetts Central Division.  The Company’s goal is to develop a robust licensing program utilizing its intellectual property assets.

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

General Presentation and Basis of Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 that was filed on March 31, 2014.

In the opinion of management, the Company has prepared the accompanying unaudited condensed financial statements on the same basis as its audited financial statements, and these unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2014.

Going Concern and Management's Plan

The accompanying unaudited condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. For the three months ended March 31, 2014, the Company reported a net loss of $173,095 and for the year ended December 31, 2013, the Company reported a net loss of $1,127,920. The Company has an accumulated deficit of $52,257,073 at March 31, 2014 and used $44,993 of cash and cash equivalents in operations for the three months ended March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has reduced the Company’s losses in the music and entertainment area and focused the Company on its growing patent portfolio. This changes our business model and we believe this will lead to improved efficiency and a reduction of our operating costs. Going forward the primary focus of PAID is to expand upon and license its intellectual property.

These changes have reduced revenues and gross profits thus far in 2014 and management believes that these changes will be consistent for the remainder of 2014. However, the costs of doing business have been significantly reduced in hopes of eliminating the net loss and providing positive cash flow from operations. In addition, the Company continues to increase its efforts to generate income from its patents.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2014.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to the fair value of investments in marketable securities, the collectability of receivables, the realizability of inventories, the recoverability of long-lived assets, valuation of deferred tax assets and liabilities and the estimated fair value of the royalty and advance guarantees and stock-based transactions. Actual results could materially differ from those estimates.

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

At March 31, 2014 and December 31, 2013, the Company’s financial instruments include cash and cash equivalents, investments in marketable securities, accounts receivable, other receivables, accounts payable, capital leases, and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, other receivables, accounts payable, capital leases, and accrued expenses approximates fair value due to the short-term maturities of these instruments. The fair value of the investments in marketable securities is determined based on quoted prices in active markets for identical assets or Level 1 inputs.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents. Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2014, the Company had amounts in these accounts in excess of the FDIC insurance limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. At March 31, 2014 and December 31, 2013, the Company has recorded an allowance for doubtful accounts of $53,300.

For the three months ended March 31, 2014 and 2013, revenues from one and four clients accounted for approximately 86% and 58%, respectively, of total revenues. These revenues were generated from the sales of tour merchandise, VIP services, and merchandising and fulfillment services. As of March 31, 2014 and December 31, 2013, accounts receivable from Music City Networks (“MCN”) clients totaled approximately 16% and 56%, respectively, of the total accounts receivable balances.

Investments In Marketable Securities

The Company accounts for its investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date.

As of July 1, 2013, the Company reclassified its investments from trading securities to available-for-sale securities. Marketable debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Available-for-sale securities are stated at fair value, generally based on market quotes, to the extent they are available. Unrealized gains and losses, net of applicable deferred taxes, are recorded as a component of accumulated other comprehensive income (loss) and reported in shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in earnings in the statements of comprehensive loss.

Other Receivables

Other receivables consist of shares of our common stock held by the Company’s landlord, Carruth Capital, that are available for sale. As of March 31, 2014 and December 31, 2013, 2,528,091 and 3,528,091 shares were held by Carruth Capital and were valued at $399,438 and $635,056, respectively, based on the market price of our common stock on those respective dates.  The Company records the change in fair value of these shares in the accompanying condensed consolidated statements of comprehensive loss.  For the three months ended March 31, 2014, the change in fair value of other receivables was a loss of $55,618.

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

Advanced Royalties

Advanced royalties represent amounts the Company has advanced to certain clients and are recoupable against future royalties earned by the clients. Advances are issued in either cash or shares of the Company’s common stock and advanced amounts are calculated based on the clients’ projected earning potential over a fixed period of time. Advances made by issuing shares of common stock or common stock options are recorded at their fair value on the date of issue. If the shares do not reach the required price per share, the Company has the option of issuing additional shares or making cash payment of the difference between the required price per share and the fair value of the stock. The Company records a liability for the difference between the fair value of the stock and the guaranteed per share price amount. The change in fair value of the stock price guarantee is recorded in the accompanying condensed statements of comprehensive loss.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the three months ended March 31, 2014 and 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

For sales of merchandise owned and warehoused by the Company, the Company is responsible for conducting the sale, billing the customer, shipping the merchandise to the customer, processing customer returns and collecting accounts receivable. The Company recognizes revenue upon verification of the credit card transaction and shipment of the merchandise, discharging all obligations of the Company with respect to the transaction. During 2013 the Company moved its merchandising operations to MCN in Nashville, TN. Under our agreement with MCN revenues are recognized by means of a profit split calculation, payable as a commission due to the Company.

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

Advertising

Advertising costs are charged to expense as incurred. For the three months ended March 31, 2014 and 2013, advertising expense totaled $940 and $1,695, respectively, and are included in operating expenses in the accompanying condensed statements of comprehensive loss.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying condensed statements of comprehensive loss for the three months ended March 31, 2014 and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of March 31, 2014 and 2013, no excess tax benefits for tax deductions related to share-based awards were recognized from stock options exercised in the three months ended March 31, 2014 and 2013 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s accompanying condensed balance sheets at March 31, 2014 and December 31, 2013.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share represents income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock options and have been excluded from the computation of diluted earnings (loss) per share because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

For the three months ended March 31, 2014, there were approximately 11,962,000 potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the year then ended.

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

Note 2. Fair Value Disclosures

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfer among the levels within the fair value hierarchy occurred during the three months ended March 31, 2014.

	Fair Value
	Level	March 31, 2014 (unaudited)	December 31, 2013 (audited)
Investments in marketable securities	1	$73,299	$106,097

For the three months ended March 31, 2014, the Company recorded a realized gain of $3,748, which comprises of a realized gain of $51,884 and an unrealized loss of $48,136 transferred from accumulated other comprehensive loss to earnings, on the sale of investments in available-for-sale securities. For the three months ended March 31, 2014 the Company recorded an unrealized gain of $2,800 on investments in available-for-sale securities.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2014 (unaudited)	December 31, 2013 (audited)
Payroll and related costs	$7,801	$2,446
Royalties	504,687	421,963
Other	17,917	14,539
Total	$530,405	$438,948

Note 4. Commitments and Contingencies

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $0.12 per share.  If the shares are not the required $0.12 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making a cash payment for the difference between the guaranteed price per share and the fair value of the stock.  As of March 31, 2014 and December 31, 2013, the stock price guarantee was $0 as the Company’s stock price was above $0.12 per share.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2014, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

The Company commenced on December 20, 2013 patent infringement litigation against e-Bay, Inc. (Paid, Inc. vs. e-Bay, Inc.; CV No. 4:13-cv-40151-TSH)) in the United States District Court for the District of Massachusetts Central Division.

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

Note 5. Common Stock

Share-based Incentive Plans

During the period ended March 31, 2014, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. There were no stock options granted, exercised, canceled or expired during the three months ended March 31, 2014.

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

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), to replace the 2001 Plan discussed below, and has filed Registration Statements on Form S-8 to register 30,000,000 shares of its common stock. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. At March 31, 2014 there are 750,000 shares reserved for issuance under this plan.

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares. The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant. There are currently no shares reserved for issuance under this plan.

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10K for the fiscal year ended December 31, 2013 that was filed on March 31, 2014.

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

Overview

The Company originally developed AuctionInc. to assist and improve the Company's [on-line auction] sales, but management realized that there was a need for an order management system for individuals and businesses that engage in e-commerce on the Internet, including on-line auction sites as well as other websites with multiple sellers. In 2000, the Company's technology team focused its attention on the core fundamental piece of the system called the Shipping Calculator. The Company recognized the potential importance of the Shipping Calculator and filed for a patent on that technology before launching it to the public in April 2002. The Company obtained its first patent on the Shipping Calculator in January 2008, the second patent in April 2011, the third patent in January 2013, the fourth patent in August 2013 and a fifth patent in January 2014. Additional patent applications are pending. The Shipping Calculator product is modular and customizable, and the Company continues to develop new tools and products for our customers. In addition the Company identifies new channels and partnerships to continue marketing the Shipping Calculator.

The Company believes that its patents are very valuable and it hopes to license them at a fair price to generate revenue for the Company.  In addition to this strategy we also have ongoing litigation (Paid vs. eBay) in the U.S. District Court of Massachusetts.  Our goal is to develop a robust licensing program to generate revenues for the Company. As part of this revenue generation effort, the Company commenced on December 20, 2013 patent infringement litigation against e-Bay, Inc. (Paid, Inc. vs. e-Bay, Inc.; CV No. 4:13-cv-40151-TSH)) in the United States District Court for the District of Massachusetts Central Division. The Company’s goal is to develop a robust licensing program utilizing its intellectual property assets.

The secondary focus of the Company has been the providing of brand-related services to businesses and celebrity clients in the entertainment, sports and collectible industries. The Company’s brand management, brand marketing, social media marketing, product design and merchandising, fulfillment services, website design, development and hosting, and authentication services are designed to grow each client’s customer base in size loyalty and revenue generation. We offer entertainers, celebrity athletes and business entities a comprehensive web-presence and related services by supporting and managing clients’ official websites and fan-community services including e-commerce, VIP ticketing, live event fan experiences, user-generated content, and client content publishing distribution.

In January 2013, the Company entered into a partnership agreement with Music City Networks (“MCN”). In accordance with the agreement, as of the effective date, MCN will be providing the above mentioned client based services directly to the Company’s clients in exchange for a profit participation as defined in the agreement.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our financial statements included in our Form 10-K filed on March 31, 2014, as updated and amended in Note 1 of the Notes to Condensed Financial Statements included herein. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013.

The following discussion compares the Company's results of operations for the three months ended March 31, 2014 with those for the three months ended March 31, 2013. The Company's condensed financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three Months Ended March 31,
	2014	2013	% Change
Merchandising and fulfillment	$68,989	$627,132	(89)%
Client services	5,033	17,740	(72)%
Touring revenues	435,383	287,503	51%
Total revenues	$509,405	$932,375	(45)%

Revenues decreased 45% in the first quarter primarily from a 89% decrease in merchandising revenues and a 72% decrease in client services revenue, offset by a 51% increase in touring revenues.

Merchandising and fulfillment revenues decreased $558,143 or 89% to $68,989 in 2014 compared to $627,132 in 2013. This is a direct result of our partnership with MCN.

Client services revenues decreased $12,707 or 72% to $5,033 in 2014 compared to $17,740 in 2013. The decrease was attributable to the change in our business plan as it relates to the services we have provided within the music industry.

Touring revenues increased $147,880 or 51% to $435,383 in 2014 compared to $287,503 in 2013. The Company has generated a consistent touring base and revenues are directly impacted by our clients’ touring schedules and frequency. During the first quarter of 2014 there was an increased amount of tour dates when compared to the first quarter of 2013.

Gross Profit

Gross profit decreased $216,716 or 60% in 2014 to $141,770 compared to $358,486 in 2013. Gross margin decreased 10 percentage points to 28% from 38% in the first quarter of 2013. The decrease in gross margin was mainly due to the increase in touring revenue which has a higher cost of goods sold resulting in a lower gross margin. Going forward the Company will be focusing on expanding and licensing its intellectual property. It is to be expected that this service line will be less costly to pursue.

Operating Expenses

Total operating expenses in the first quarter 2014 were $300,688 compared to $664,945 in the first quarter 2013, a decrease of $364,257 or 55%. The decrease is largely due to the relationship with MCN in addition to decreases in payroll, accounting fees and consulting and related costs.

Net Loss

The Company realized a net loss in the first quarter of 2014 of $173,095 compared to a net loss of $201,527 for the same period in 2013. The loss for the first quarter of 2014 and 2013 each represent $0.00 and $0.00 per share.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash used in operating activities for the three months ended March 31, 2014 and 2013 is as follows:

15

	2014	2013
Net loss	$(173,095)	$(201,527)
Depreciation and amortization	8,659	19,882
Realized gain on investments in available-for-sale securities	(3,748)	-
Unrealized gain on investments in trading securities	-	(108,694)
Change in fair value of other receivables	55,618
Gain on settlement of liabilities	(34,759)	-
Share-based compensation	12,668	79,542
Change in fair value of stock price guarantee	-	2,851
Amortization of prepaid facility costs	-	65,168
Deferred revenue	38,734	(41,303)
Changes in current assets and liabilities	50,930	(83,623)
Net cash used in operating activities	$(44,993)	$(267,704)

Working Capital and Liquidity

The Company had cash and cash equivalents of $495,793 at March 31, 2014, compared to $463,285 at December 31, 2013. The Company had $721,798 of working capital at March 31, 2014, a decrease of $106,658, compared to $828,456 at December 31, 2013. The increase in cash and cash equivalents on hand is attributable to the decrease of cash needed to fund operating activities for the first quarter of 2014 and the increase in deferred revenue. Increase in cash and cash equivalents is because of the sale of available-for-sale stock.

As discussed in Note 1 of the accompanying condensed financial statements, there exists substantial doubt regarding the Company’s ability to continue as a going concern. The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management believes that the Company has adequate cash resources to fund operations during the next 12 months. In addition, management continues to explore opportunities and has organized additional resources in an effort to license its patents. However, there can be no assurance that anticipated growth in new business will occur, and that the Company will be successful in licensing its patents.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the President and Chief Executive Officer of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President and Chief Financial Officer concluded that, as of March 31, 2014, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified five material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of March 31, 2014, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

The Company commenced on December 20, 2013 patent infringement litigation against e-Bay, Inc. (Paid, Inc. vs. e-Bay, Inc.; CV No. 4:13-cv-40151-TSH)) in the United States District Court for the District of Massachusetts Central Division.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2013.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

None.

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

PAID, INC.
Registrant

Date:	May 15, 2014	By:	/s/ W. Austin Lewis, IV
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

