Form 10-Q
period 2014-06-30
PAID INC
filed 2014-08-08
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐     No ☒

As of August 8, 2014, the issuer had outstanding 328,874,050 shares of its Common Stock, par value $0.001 per share.

1

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$508,150	$463,285
Investments in marketable securities	-	106,097
Accounts receivable, net	133,141	340,663
Other receivables, net	227,528	635,056
Inventories	1,305	1,305
Prepaid expenses and other current assets	45,587	41,180
Advanced royalties	216,569	214,527
Total current assets	1,132,280	1,802,113

Deposits and other assets	20,757	-
Property and equipment, net	28,911	43,614
Intangible asset, net	4,713	5,184

Total assets	$1,186,661	$1,850,911

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$163,406	$500,320
Capital leases – current portion	16,370	20,775
Accrued expenses	725,512	438,948
Deferred revenues	-	13,614
Total current liabilities	905,288	973,657

Long-term liabilities:
Capital leases – net of current portion	10,256	19,848
Total liabilities	915,544	993,505

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 350,000,000 shares authorized; 328,874,050 shares issued and outstanding at June 30, 2014 and December 31, 2013	328,874	328,874
Additional paid-in capital	52,769,382	52,744,046
Accumulated other comprehensive loss	-	(131,536)
Accumulated deficit	(52,827,139)	(52,083,978)
Total shareholders' equity	271,117	857,406

Total liabilities and shareholders' equity	$1,186,661	$1,850,911

See accompanying notes to condensed financial statements

PAID, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues	$192,171	$1,068,596	$701,576	$2,000,971
Cost of revenues	90,618	769,291	458,253	1,343,180
Gross profit	101,553	299,305	243,323	657,791

Operating expenses	283,090	516,889	583,778	1,181,834
Loss from operations	(181,537)	(217,584)	(340,455)	(524,043)

Other income (expense):
Interest income (expense), net	(495)	(810)	1,843	(1,721)
Other income	84,815	-	86,617	-
Unrealized gain (loss) on investments in trading securities	-	(13,844)	-	94,850
Realized loss on investments in available-
-for-sale securities	(83,731)	-	(79,983)	-
Write down of other receivables	(171,910)	-	(227,528)	-
Gain on settlement of liabilities	-		34,759
Unrealized gain (loss) on stock price guarantee	(217,208)	151,125	(217,208)	148,274
Total other income (expense), net	(388,529)	136,471	(401,500)	241,403

Loss before income taxes	(570,066)	(81,113)	(741,955)	(282,640)
Provision for income taxes	—	—	1,206	—
Net loss	$(570,066)	$(81,113)	$(743,161)	$(282,640)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	328,874,050	328,874,050	328,874,050	328,874,050
Net loss	$(570,066)	$(81,113)	$(743,161)	$(282,640)
Unrealized gain on investments in available-for-sale securities	-	-	-	-
Total comprehensive loss	$(570,066)	$(81,113)	$(743,161)	$(282,640)

See accompanying notes to condensed financial statements

PAID, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(743,161)	$(282,640)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	15,174	38,942
Loss on disposal of assets	-	4,284
Realized loss on investments in available-for-sale securities	79,983	-
Unrealized gain on investments in trading securities	-	(94,850)
Write down of other receivables	227,528	-
Gain on settlement of liabilities	(34,759)	-
Share-based compensation	25,336	171,749
Change in fair value of stock price guarantee	217,208	(148,274)
Amortization of prepaid facility costs	-	90,686
Changes in assets and liabilities:
Accounts receivable	207,522	(1,945)
Other receivables	214,759	-
Inventories	-	417,807
Prepaid expenses and other current assets	(4,407)	(210,430)
Advanced royalties	(2,042)	(6,301)
Deposits and other assets	(20,757)	-
Accounts payable	(336,914)	(148,294)
Accrued expenses	69,356	(170,782)
Deferred revenues	(13,614)	(69,424)
Net cash used in operating activities	(98,788)	(409,472)
Cash flows from investing activities:
Proceeds from sale of investments in available-for-sale securities	157,650	-
Net cash provided by investing activities	157,650	-
Cash flows from financing activities:
Payments on capital leases	(13,997)	(14,298)
Net cash used in financing activities	(13,997)	(14,298)
Net change in cash and cash equivalents	44,865	(423,770)

Cash and cash equivalents, beginning of period	463,285	1,433,034

Cash and cash equivalents, end of period	$508,150	$1,009,264
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$—	$—
Interest paid	$-	$1,721

See accompanying notes to condensed financial statements

PAID, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2014 and 2013

Note 1. Organization and Significant Accounting Policies

PAID, Inc. (“PAID” the “Company”, “we”, “us”, “our”) has developed AuctionInc, which is a software suite of online shipping and sales tax management tools assisting e-commerce businesses with shipping solutions, sales tax calculation, inventory management, and auction processing. In addition, this software suite also has additional functionality to assist e-commerce businesses with other aspects of the fulfillment process, but the main purpose of this product is to provide accurate shipping and sales tax calculations and packaging algorithms that provide customers with the best possible shipping and tax solutions.

The Company has five United States patents issued by the United States Patent and Trademark Office (USPTO) and one pending patent application.  The Company intends to license its intellectual property on commercially reasonable terms to licensees in order to generate revenue for the Company.  As part of this revenue generation effort, the Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH)) in the United States District Court for the District of Massachusetts Central Division.  The Company’s goal is to develop a robust licensing program utilizing its intellectual property assets.

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

General Presentation and Basis of Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013 that was filed on March 31, 2014.

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

Going Concern and Management's Plan

The accompanying unaudited condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. For the six months ended June 30, 2014, the Company reported a net loss of $743,161 and for the year ended December 31, 2013, the Company reported a net loss of $1,127,920. The Company has an accumulated deficit of $52,827,139 at June 30, 2014 and used $98,788 of cash and cash equivalents in operations for the six months ended June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has reduced the Company’s losses in the music and entertainment area and focused the Company on its growing patent portfolio and its shipping and tax calculation products. The Company is currently concluding its relationships within the music industry and is focusing all of its attention towards growing the AuctionInc business. We believe these changes to our business model will lead to improved efficiency, increased margins and a reduction of our operating costs. Going forward the primary focus of PAID is to expand upon and license its intellectual property as well as the sale of our AuctionInc line of shipping and tax calculation products.

These changes have reduced revenues and gross profits thus far in 2014 and management believes that this trend will continue for the remainder of 2014. However, the costs of doing business have been significantly reduced in hopes of eliminating the net loss and providing positive cash flow from operations. In addition, the Company continues to increase its efforts to generate income from its patents.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2014.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to the fair value of investments in marketable securities, the collectability of receivables, the realizability of inventories, the recoverability of long-lived assets, valuation of deferred tax assets and liabilities and the estimated fair value of the royalty and advance guarantees and share-based transactions. Actual results could materially differ from those estimates.

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

At June 30, 2014 and December 31, 2013, the Company’s financial instruments include cash and cash equivalents, investments in marketable securities, accounts receivable, other receivables, accounts payable, capital leases, and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, other receivables, accounts payable, capital leases, and accrued expenses approximates fair value due to the short-term maturities of these instruments. The fair value of the investments in marketable securities is determined based on quoted prices in active markets for identical assets or Level 1 inputs.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents. Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2014, the Company had amounts in these accounts in excess of the FDIC limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. At June 30, 2014 and December 31, 2013, the Company has recorded an allowance for doubtful accounts of $53,300.

For the three months ended June 30, 2014 and 2013, revenues from three and two clients accounted for approximately 93% and 72%, respectively, of total revenues. For the six months ended June 30, 2014 and 2013, revenues from three and two clients accounted for approximately 95% and 44%, respectively, of total revenues. These revenues were generated from the sales of tour merchandise, VIP services, and merchandising and fulfillment services. As of June 30, 2014 and December 31, 2013, accounts receivable from one client accounted for 19% and 63%, respectively.

Investments In Marketable Securities

The Company accounts for its investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date.

As of July 1, 2013, the Company reclassified its investments from trading securities to available-for-sale securities. Marketable debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Available-for-sale securities are stated at fair value, generally based on market quotes, to the extent they are available. Unrealized gains and losses, net of applicable deferred taxes, are recorded as a component of accumulated other comprehensive income (loss) and reported in shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in earnings in the statements of comprehensive loss. As of June 30, 2014 the Company has liquidated its available-for-sale securities. (see Note 2)

Other Receivables

Other receivables consist of shares of our common stock held by the Company’s landlord, Carruth Capital, that are available-for-sale. As of June 30, 2014 and December 31, 2013, 2,528,091 and 3,528,091 shares were held by Carruth Capital and were valued at $227,528 and $635,056, respectively, based on the market price of our common stock on those respective dates.  The Company records an impairment of these shares when the market price decreases in the accompanying condensed consolidated statements of comprehensive loss.  For three and six months ended June 30, 2014, the write down of other receivables was a loss of $171,910 and $227,528, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years. Any leasehold improvements are depreciated at the lesser of the useful life of the asset or the lease term. Equipment purchased under capital leases is amortized on a straight-line basis over the estimated useful life of the asset or the term of the lease, whichever is shorter.

Intangible Assets

Intangible assets consist of patents which are being amortized on a straight-line basis over their estimated useful life of 17 years.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the six months ended June 30, 2014 and 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

For sales of merchandise owned and warehoused by the Company, the Company is responsible for conducting the sale, billing the customer, shipping the merchandise to the customer, processing customer returns and collecting accounts receivable. The Company recognizes revenue upon verification of the credit card transaction and shipment of the merchandise, discharging all obligations of the Company with respect to the transaction. During 2013 the Company moved its merchandising operations to Music City Networks (“MCN”) in Nashville, TN. Under our agreement with MCN revenues are recognized by means of a profit split calculation, payable as a commission due to the Company.

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

Advertising

Advertising costs are charged to expense as incurred. For the three months ended June 30, 2014 and 2013, advertising expense totaled $1,695 and $0, respectively. For the six months ended June 30, 2014 and 2013, advertising expense totaled $2,635 and $1,695, respectively. These expenses are included in operating expenses in the accompanying condensed statements of comprehensive loss.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying condensed statements of comprehensive loss for the six months ended June 30, 2014 and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of June 30, 2014 and 2013, no excess tax benefits for tax deductions related to share-based awards were recognized from stock options exercised in the six months ended June 30, 2014 and 2013 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s accompanying condensed balance sheets at June 30, 2014 and December 31, 2013.

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

For the three and six months ended June 30, 2014, there were approximately 7,558,000 and 9,978,000, respectively, potentially dilutive shares using the treasury stock method that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the period then ended.

Segment Reporting

The Company has determined that it has only one discrete operating segment consisting of activities and services surrounding the sale of fan experiences, fan club memberships, and merchandise associated with its relationships with performing artists and organizations. The Company’s chief operating decision maker is the President, Chief Executive Officer and Chief Financial Officer, who evaluates the Company as a single operating segment.

Note 2. Fair Value Disclosures

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfer among the levels within the fair value hierarchy occurred during the six months ended June 30, 2014.

	Fair Value
	Level	June 30, 2014 (unaudited)	December 31, 2013 (audited)
Investments in marketable securities	1	$-	$106,097

For the six months ended June 30, 2014, the Company recorded a realized loss of $79,983, which comprises of a realized gain of $48,753 and an unrealized loss of $128,736 transferred from accumulated other comprehensive loss to earnings, on the sale of investments in available-for-sale securities.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2014 (unaudited)	December 31, 2013 (audited)
Payroll and related costs	$3,590	$2,446
Professional and consulting fees	500	-
Royalties	467,187	421,963
Stock price guarantee	217,208	-
Other	37,027	14,539
Total	$725,512	$438,948

Note 4. Commitments and Contingencies

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $0.12 per share.  If the shares are not at the required $0.12 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making a cash payment for the difference between the guaranteed price per share and the fair value of the stock.  As of June 30, 2014 and December 31, 2013, the stock price guarantee is recorded as $217,208 and $0, respectively, as the Company’s stock price was below $0.12 per share at June 30, 2014, although any required payment would be disputed by the company.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of June 30, 2014, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

The Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH)) in the United States District Court for the District of Massachusetts Central Division.  On June 30, 2014, PAID and eBay filed a joint motion to stay the district court litigation pending completion of eBay’s petitions for covered business review that were filed with the Patent and Trial and Appeal Board (“PTAB”).

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

Note 5. Common Stock

Share-based Incentive Plans

During the period ended June 30, 2014, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. There were no stock options granted, exercised, canceled or expired during the three and six months ended June 30, 2014.

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

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), and has filed Registration Statements on Form S-8 to register 30,000,000 shares of its common stock. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. At June 30, 2014, there are 750,000 shares reserved for issuance under this plan.

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the fiscal year ended December 31, 2013 that was filed on March 31, 2014.

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

Overview

The Company originally developed AuctionInc. to assist and improve the Company's on-line auction sales, but management realized that there was a need for an order management system for individuals and businesses that engage in e-commerce on the Internet, including on-line auction sites as well as other websites with multiple sellers. In 2000, the Company's technology team focused its attention on the core fundamental piece of the system called the Shipping Calculator. The Company recognized the potential importance of the Shipping Calculator and filed for a patent on that technology before launching it to the public in April 2002. The Company obtained its first patent on the Shipping Calculator in January 2008, the second patent in April 2011, the third patent in January 2013, the fourth patent in August 2013 and a fifth patent in January 2014. Additional patent applications are pending. The Shipping Calculator product is modular and customizable, and the Company continues to develop new tools and products for our customers. In addition the Company identifies new channels and partnerships to continue marketing the Shipping Calculator.

The Company believes that its patents are very valuable and it hopes to license them at a fair price to generate revenue for the Company.  In addition to this strategy we also have ongoing litigation (Paid v. eBay) in the U.S. District Court of Massachusetts.  Our goal is to develop a robust licensing program to generate revenues for the Company. As part of this revenue generation effort, the Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH)) in the United States District Court for the District of Massachusetts Central Division. The Company’s goal is to develop a robust licensing program utilizing its intellectual property assets.

The secondary focus of the Company has been providing brand-related services to businesses and celebrity clients in the entertainment, sports and collectible industries. However these services are being phased out of our operations.

In January 2013, the Company entered into a partnership agreement with Music City Networks (“MCN”). In accordance with the agreement, as of the effective date, MCN will be providing the above mentioned client based services directly to the Company’s clients in exchange for a profit participation as defined in the agreement. The declining client base and departure from the celebrity services industry has eliminated our need to partner with MCN.

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

Results of Operations

Comparison of the three and six months ended June 30, 2014 and 2013.

The following discussion compares the Company's results of operations for the three and six months ended June 30, 2014 with those for the three and six months ended June 30, 2013. The Company's condensed financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended June 30,
	2014	2013	% Change
Merchandising and fulfillment	$104,676	$218,278	(52)%
Client services	673	16,210	(96)%
Touring revenues	86,822	834,107	(90)%
Total revenues	$192,171	$1,068,596	(82)%

Revenues decreased 82% in the second quarter primarily from the decreased client base and the withdrawal from the celebrity service industry.

Merchandising and fulfillment revenues decreased $113,602 or 52% to $104,676 in the second quarter of 2014 compared to $218,278 in 2013. This is a direct result of our reduced client base.

Client services revenues decreased $15,537 or 96% to $673 in the second quarter of 2014 compared to $16,210 in 2013. The decrease was attributable to the change in our business plan as it relates to the services we have provided within the music industry.

Touring revenues decreased $747,285 or 90% to $86,822 in the second quarter of 2014 compared to $834,107 in 2013. During the second quarter of 2014 there was only one client on tour with a very limited amount of tour dates when compared to the number of tour dates in the second quarter of 2013.

Gross Profit

Gross profit decreased $197,752 or 66% in the second quarter of 2014 to $101,553 compared to $299,305 in 2013. Gross margin increased 25 percentage points to 53% from 28% in the second quarter of 2013. The increase in gross margin was mainly due to the increase in the ratio of revenues with regard to merchandise and fulfillment, specifically, AuctionInc, which has a higher gross profit calculation. Going forward the Company will continue to focus on expanding and licensing its intellectual property. It is to be expected that this service line will be less costly to pursue.

Operating Expenses

Total operating expenses in the second quarter 2014 were $283,090 compared to $516,889 in the second quarter 2013, a decrease of $233,799 or 45%. The decrease is largely due the withdrawal from the celebrity service relationships and decreases in payroll, accounting fees, consulting and related costs.

Net Loss

The Company realized a net loss in the second quarter of 2014 of $570,066 compared to a net loss of $81,113 for the same period in 2013. The loss for the second quarter of 2014 and 2013 each represent $0.00 and $0.00 per share, respectively.

Revenues

The following table compares total revenue for the periods indicated.

	Six months Ended June 30,
	2014	2013	% Change
Merchandising and fulfillment	$173,665	$845,410	(79)%
Client services	5,706	33,950	(83)%
Touring revenues	522,205	1,121,611	(53)%
Total revenues	$701,576	$2,000,971	(65)%

Revenues decreased 65% in 2014 primarily from a 79% decrease in merchandising revenues and an 83% decrease in client services revenue and a 53% decrease in touring revenues.

Merchandising and fulfillment revenues decreased $671,715 or 79% to $173,665 in 2014 compared to $845,410 in 2013. This is a direct result of our reduced client base and our focus on AuctionInc.

Client services revenues decreased $28,244 or 83% to $5,706 in 2014 compared to $33,950 in 2013. The decrease was attributable to the change in our business plan as it relates to the services we have provided within the music industry.

Touring revenues decreased $599,406 or 53% to $522,205 in 2014 compared to $1,121,611 in 2013. The Company has generated a consistent touring base and revenues are directly impacted by our clients’ touring schedules and frequency. During 2014 there was a decrease in our client base and a limited amount of tour dates when compared to 2013.

Gross Profit

Gross profit decreased $414,468 or 63% in 2014 to $243,323 compared to $657,791 in 2013. Gross margin increased to 35% from 33% in 2013. The increase in gross margin was mainly due to the ratio of revenues with regard to merchandise and fulfillment specifically, AuctionInc, which has a higher gross profit calculation. Going forward the Company will be focusing on expanding and licensing its intellectual property. It is to be expected that this service line will be less costly to pursue.

Operating Expenses

Total operating expenses in 2014 were $583,778 compared to $1,181,834 in 2013, a decrease of $598,056 or 51%. The decrease is largely due to the withdrawal from the celebrity service relationships and decreases in payroll, accounting fees, consulting and related costs.

Net Loss

The Company realized a net loss in 2014 of $743,161 compared to a net loss of $282,640 for the same period in 2013. The loss for 2014 and 2013 each represent $0.00 and $0.00 per share, respectively.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash and cash equivalents used in operating activities for the six months ended June 30, 2014 and 2013 is as follows:

16

	2014	2013
Net loss	$(743,161)	$(282,640)
Depreciation and amortization	15,174	38,942
Loss on disposal of fixed assets	-	4,284
Realized loss on investments in available-for-sale securities	79,983	-
Unrealized gain on investments in trading securities	-	(94,850)
Write down of other receivables	227,528	-
Gain on settlement of liabilities	(34,759)	-
Share-based compensation	25,336	171,749
Change in fair value of stock price guarantee	217,208	(148,274)
Amortization of prepaid facility costs	-	90,686
Deferred revenue	(13,614)	(69,424)
Changes in current assets and liabilities	127,517	(119,945)
Net cash used in operating activities	$(98,788)	$(409,472)

Working Capital and Liquidity

The Company had cash and cash equivalents of $508,150 at June 30, 2014, compared to $463,285 at December 31, 2013. The Company had $226,992 of working capital at June 30, 2014, a decrease of $601,464, compared to $828,456 at December 31, 2013. The increase in cash and cash equivalents on hand is attributable to the decrease of cash needed to fund operating activities for 2014 and the sale of available-for-sale securities.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the President and Chief Executive Officer of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President and Chief Financial Officer concluded that, as of June 30, 2014, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified five material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of June 30, 2014, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

The Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH)) in the United States District Court for the District of Massachusetts Central Division.  On June 30, 2014, PAID and eBay filed a joint motion to stay the district court litigation pending completion of eBay’s petitions for covered business review that were filed with the Patent and Trial and Appeal Board (“PTAB”).

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

PAID, INC.
Registrant

Date:	August 8, 2014	By:	/s/ W. Austin Lewis, IV
W. Austin Lewis, IV, President, CEO and CFO (Principal Executive, Financial and Accounting Officer)

LIST OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

