Form 10-Q
period 2014-09-30
PAID INC
filed 2014-11-14
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐     No ☒

As of November 14, 2014, the issuer had outstanding 328,874,050 shares of its Common Stock, par value $0.001 per share.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$287,625	$463,285
Investments in marketable securities	-	106,097
Accounts receivable, net	114,864	340,663
Other receivables, net	176,967	635,056
Inventories	1,305	1,305
Prepaid expenses and other current assets	32,244	41,180
Advanced royalties	216,569	214,527
Total current assets	829,574	1,802,113

Deposits and other assets	17,072	-
Property and equipment, net	23,700	43,614
Intangible asset, net	4,478	5,184

Total assets	$874,824	$1,850,911

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$152,765	$500,320
Capital leases – current portion	15,802	20,775
Accrued expenses	802,902	438,948
Deferred revenues	-	13,614
Total current liabilities	971,469	973,657

Long-term liabilities:
Capital leases – net of current portion	6,717	19,848
Total liabilities	978,186	993,505

Commitments and contingencies

Shareholders’ equity (deficit):
Common stock, $0.001 par value, 350,000,000 shares authorized; 328,874,050 shares issued and outstanding at September 30, 2014 and December 31, 2013	328,874	328,874
Additional paid-in capital	52,782,050	52,744,046
Accumulated other comprehensive loss	-	(131,536)
Accumulated deficit	(53,214,286)	(52,083,978)
Total shareholders' equity (deficit)	(103,362)	857,406

Total liabilities and shareholders' equity (deficit)	$874,824	$1,850,911

See accompanying notes to condensed financial statements

PAID, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues	$48,340	$1,110,784	$749,916	$3,111,755
Cost of revenues	2,371	686,142	460,624	2,029,322
Gross profit	45,969	424,642	289,292	1,082,433

Operating expenses	221,776	457,718	805,554	1,639,552
Loss from operations	(175,807)	(33,076)	(516,262)	(557,119)

Other income (expense):
Interest income (expense), net	(425)	(740)	1,418	(2,461)
Other income	350	-	86,967	-
Unrealized gain on investments in trading securities	-	-	-	94,856
Realized loss on investments in available-
-for-sale securities	-	-	(79,983)	-
Write down of other receivables	(50,561)	-	(278,089)	-
Gain on settlement of liabilities	-		34,759
Unrealized gain (loss) on stock price guarantee	(157,939)	160,331	(375,147)	308,611
Total other income (expense), net	(208,575)	159,591	(610,075)	401,006

Income (loss) before provision for income taxes	(384,382)	126,515	(1,126,337)	(156,113)
Provision for income taxes	2,765	—	3,971	—
Net income (loss)	$(387,147)	$126,515	$(1,130,308)	$(156,113)

Income (loss) per share – basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic	328,874,050	328,874,050	328,874,050	328,874,050

Income (loss) per share – diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - diluted	328,874,050	336,848,737	328,874,050	328,874,050
Net income (loss)	$(387,147)	$126,515	$(1,130,308)	$(156,113)
Unrealized loss on investments in available-for-sale securities	-	(86,500)	-	(86,500)
Total comprehensive income (loss)	$ (387,147)	$40,015	$(1,130,308)	$(242,613)

See accompanying notes to condensed financial statements

PAID, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(1,130,308)	$(156,113)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	20,620	57,874
Loss on disposal of assets	-	4,282
Realized loss on investments in available-for-sale securities	79,983	-
Unrealized gain on investments in trading securities	-	(94,856)
Write down of other receivables	278,089	-
Gain on settlement of liabilities	(34,759)	-
Share-based compensation	38,004	242,205
Change in fair value of stock price guarantee	375,147	(308,569)
Amortization of prepaid facility costs	-	176,686
Changes in assets and liabilities:
Accounts receivable	225,799	(78,960)
Other receivables	214,759	-
Inventories	-	396,986
Prepaid expenses and other current assets	8,936	(201,417)
Advanced royalties	(2,042)	13,699
Deposits and other assets	(17,072)	-
Accounts payable	(347,555)	(372,789)
Accrued expenses	(11,193)	(283,797)
Deferred revenues	(13,614)	(139,242)
Net cash used in operating activities	(315,206)	(744,011)
Cash flows from investing activities:
Proceeds from sale of investments in available-for-sale securities	157,650	-
Net cash provided by investing activities	157,650	-
Cash flows from financing activities:
Payments on capital leases	(18,104)	(20,516)
Net cash used in financing activities	(18,104)	(20,516)
Net change in cash and cash equivalents	(175,660)	(764,527)

Cash and cash equivalents, beginning of period	463,285	1,433,034

Cash and cash equivalents, end of period	$287,625	$668,507
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$3,971	$—
Interest paid	$920	$2,461

See accompanying notes to condensed financial statements

PAID, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2014 and 2013

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

The Company has five United States patents issued by the United States Patent and Trademark Office (USPTO) and one pending patent application.  The Company intends to license its intellectual property on commercially reasonable terms to licensees in order to generate revenue for the Company.  As part of this revenue generation effort, the Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH) in the United States District Court for the District of Massachusetts Central Division.  The Company’s goal is to develop a robust licensing program utilizing its intellectual property assets.

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

Going Concern and Management's Plan

The accompanying unaudited condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. For the nine months ended September 30, 2014, the Company reported a net loss of $1,130,308 and for the year ended December 31, 2013, the Company reported a net loss of $1,127,920. The Company has an accumulated deficit of $53,214,286 at September 30, 2014 and used $315,206 of cash and cash equivalents in operations for the nine months ended September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has reduced the Company’s losses in the music and entertainment area and focused the Company on its growing patent portfolio and its shipping and tax calculation products. The Company is currently concluding its relationships within the music industry and is focusing all of its attention towards growing the AuctionInc business. We believe these changes to our business model will lead to improved efficiency, increased margins and a reduction of our operating costs. Going forward the primary focus of PAID is to expand upon and license its intellectual property as well as the sale of our AuctionInc line of shipping and tax calculation products. AuctionInc has recently added a new integration with a third party vendor in order to broaden its line of shipping calculator products and increase revenues.

These changes have reduced revenues and gross profits thus far in 2014 and management believes that this trend will continue for the remainder of 2014. However, the costs of doing business have been significantly reduced in hopes of lowering the net loss. In addition, the Company continues to increase its efforts to generate income from its patents.

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

At September 30, 2014 and December 31, 2013, the Company’s financial instruments include cash and cash equivalents, investments in marketable securities, accounts receivable, other receivables, accounts payable, capital leases, and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, other receivables, accounts payable, capital leases, and accrued expenses approximates fair value due to the short-term maturities of these instruments. The fair value of the investments in marketable securities is determined based on quoted prices in active markets for identical assets or Level 1 inputs.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents. Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2014, the Company had amounts in these accounts in excess of the FDIC limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. At September 30, 2014 and December 31, 2013, the Company has recorded an allowance for doubtful accounts of $53,300.

For the three months ended September 30, 2014 and 2013, revenues from two and three clients accounted for approximately 96% and 81%, respectively, of total revenues. For the nine months ended September 30, 2014 and 2013, revenues from two and three clients accounted for approximately 85% and 63%, respectively, of total revenues. These revenues were generated from the sales of our line of AuctionInc products, tour merchandise, VIP services, and merchandising and fulfillment services. As of September 30, 2014 and December 31, 2013, accounts receivable from one client accounted for 31% and 63%, respectively.

Investments In Marketable Securities

The Company accounts for its investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date.

As of July 1, 2013, the Company reclassified its investments from trading securities to available-for-sale securities. Marketable debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Available-for-sale securities are stated at fair value, generally based on market quotes, to the extent they are available. Unrealized gains and losses, net of applicable deferred taxes, are recorded as a component of accumulated other comprehensive income (loss) and reported in shareholders’ equity (deficit). Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in earnings in the statements of comprehensive income (loss). As of June 30, 2014 the Company liquidated its available-for-sale securities (see Note 2).

Other Receivables

Other receivables consist of shares of our common stock held by the Company’s landlord, Carruth Capital, that are classified as available-for-sale. As of September 30, 2014 and December 31, 2013, 2,528,091 and 3,528,091 shares were held by Carruth Capital and were valued at $176,967 and $635,056, respectively, based on the market price of our common stock on those respective dates.  The Company records an impairment of these shares when the market price decreases in the accompanying condensed consolidated statements of comprehensive income (loss).  For three and nine months ended September 30, 2014, the write down of other receivables was $50,561 and $278,089 respectively.

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

Advanced Royalties

Advanced royalties represent amounts the Company has advanced to certain clients and are recoupable against future royalties earned by the clients. Advances are issued in either cash or shares of the Company’s common stock and advanced amounts are calculated based on the clients’ projected earning potential over a fixed period of time. Advances made by issuing shares of common stock or common stock options are recorded at their fair value on the date of issue. If the shares do not reach the required price per share, the Company has the option of issuing additional shares or making cash payment of the difference between the required price per share and the fair value of the stock. The Company records a liability for the difference between the fair value of the stock and the guaranteed per share price amount. The change in fair value of the stock price guarantee is recorded in the accompanying condensed statements of comprehensive income (loss).

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the nine months ended September 30, 2014 and 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

For shipping calculator revenues the Company recognizes a subscription revenue on a monthly basis. Customers’ renewal dates are based on their date of installation and registration of the shipping calculator line of products. Payments are made via credit card for the month following the service.

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

Advertising

Advertising costs are charged to expense as incurred. For the three months ended September 30, 2014 and 2013, advertising expense totaled $14 and $570, respectively. For the nine months ended September 30, 2014 and 2013, advertising expense totaled $2,649 and $2,265, respectively. These expenses are included in operating expenses in the accompanying condensed statements of comprehensive income (loss).

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying condensed statements of comprehensive income (loss) for the nine months ended September 30, 2014 and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of September 30, 2014 and 2013, no excess tax benefits for tax deductions related to share-based awards were recognized from stock options exercised in the nine months ended September 30, 2014 and 2013 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

Income Taxes

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company’s income tax provision consists of state minimum taxes.

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s accompanying condensed balance sheets at September 30, 2014 and December 31, 2013.

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

For the three and nine months ended September 30, 2014, there were approximately 4,272,000 and 8,425,000, respectively, potentially dilutive shares using the treasury stock method that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the period then ended.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our condensed financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, "Revenue Recognition". The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our condensed financial statements.

Note 2. Fair Value Disclosures

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfer among the levels within the fair value hierarchy occurred during the nine months ended September 30, 2014.

	Fair Value
	Level	September 30, 2014 (unaudited)	December 31, 2013 (audited)
Investments in marketable securities	1	$-	$106,097

For the nine months ended September 30, 2014, the Company recorded a realized loss of $79,983, which comprises of a realized gain of $48,753 and an unrealized loss of $128,736 transferred from accumulated other comprehensive loss to earnings, on the sale of investments in available-for-sale securities.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2014 (unaudited)	December 31, 2013 (audited)
Payroll and related costs	$1,230	$2,446
Royalties	386,810	421,963
Stock price guarantee	375,147	-
Other	39,715	14,539
Total	$802,902	$438,948

Note 4. Commitments and Contingencies

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $0.12 per share.  If the shares are not at the required $0.12 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making a cash payment for the difference between the guaranteed price per share and the fair value of the stock.  As of September 30, 2014 and December 31, 2013, the stock price guarantee was $375,147 and $0, respectively, as the Company’s stock price was below $0.12 per share at September 30, 2014, although any required payment would be disputed by the Company.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2014, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

The Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH) in the United States District Court for the District of Massachusetts Central Division.  On June 30, 2014, PAID and eBay filed a joint motion to stay the district court litigation pending completion of eBay’s petitions for covered business review that were filed with the Patent and Trial and Appeal Board (“PTAB”). On September 30, 2014 the PTAB announced that it had granted petitions filed by eBay for covered business method review of PAID’s United States Patent Nos. 8,635,150, 8,521,642, 8,352,357, and 7,930,237, entitled “Method and System for Improved Online Auction.”

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

Note 5. Common Stock

Share-based Incentive Plans

During the period ended September 30, 2014, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. There were no stock options granted, exercised, canceled or expired during the three and nine months ended September 30, 2014.

Active Plans:

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan"). The purpose of the 2012 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. At September 30, 2014, there are 1,000,000 shares reserved for issuance under this plan.

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), and has filed Registration Statements on Form S-8 to register 30,000,000 shares of its common stock. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. At September 30, 2014, there are 750,000 shares reserved for issuance under this plan.

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares. The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant. There are currently no shares reserved for issuance under this plan.

Note 6.

Subsequent Events

In October 2014, the shareholders approved an amendments to the Company’s Certificate of Incorporation to increase the Company’s authorized shares of common stock from 350,000,000 to 550,000,000 and to make effective a reverse stock split at a range of 1 for 10 through 1 for 50 to reduce the number of authorized shares of the Company’s common stock, subject to the Board of Director’s discretion.

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

The Company believes that its patents are very valuable and it hopes to license them at a fair price to generate revenue for the Company.  In addition to this strategy we also have ongoing litigation (Paid v. eBay) in the U.S. District Court of Massachusetts.  Our goal is to develop a robust licensing program to generate revenues for the Company. As part of this revenue generation effort, the Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. e-Bay, Inc.; CV No. 4:13-cv-40151-TSH) in the United States District Court for the District of Massachusetts Central Division. The Company’s goal is to develop a robust licensing program utilizing its intellectual property assets.

The secondary focus of the Company has been providing brand-related services to businesses and celebrity clients in the entertainment, sports and collectible industries. However these services have been phased out of our operations.

In January 2013, the Company entered into a partnership agreement with Music City Networks (“MCN”). In accordance with the agreement, as of the effective date, MCN will be providing the above mentioned brand related client services directly to the Company’s clients in exchange for a profit participation as defined in the agreement. However, the declining client base and departure from the celebrity services industry has eliminated our need to partner with MCN.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2014 and 2013.

The following discussion compares the Company's results of operations for the three and nine months ended September 30, 2014 with those for the three and nine months ended September 30, 2013. The Company's condensed financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended September 30,
	2014	2013	% Change
Merchandising and fulfillment	$47,853	$111,998	(57)%
Client services	487	12,596	(96)%
Touring revenues	-	986,190	(100)%
Total revenues	$48,340	$1,110,784	(96)%

Revenues decreased 96% in the third quarter primarily from the decreased client base and the withdrawal from the celebrity service industry.

Merchandising and fulfillment revenues decreased $64,145 or 57% to $47,853 in the third quarter of 2014 compared to $111,998 in 2013. This is a direct result of our reduced client base.

Client services revenues decreased $12,109 or 96% to $487 in the third quarter of 2014 compared to $12,596 in 2013. The decrease was attributable to the change in our business plan as it relates to the services we have provided within the music industry.

Touring revenues decreased $986,190 or 100% to $0 in the third quarter of 2014 compared to $986,190 in 2013. Due to our exit from the celebrity services industry there are no revenues recognized during the third quarter of 2014 when compared to the third quarter of 2013.

Gross Profit

Gross profit decreased $378,673 or 89% in the third quarter of 2014 to $45,969 compared to $424,642 in 2013. Gross margin increased 57 percentage points to 95% from 38% in the third quarter of 2013. The increase in gross margin was mainly due to the increase in the ratio of revenues with regard to merchandise and fulfillment, specifically, AuctionInc, which has a higher gross profit calculation. Going forward, the Company will continue to focus on expanding and licensing its intellectual property. It is to be expected that this service line will be less costly to pursue.

Operating Expenses

Total operating expenses in the third quarter 2014 were $221,776 compared to $457,718 in the third quarter 2013, a decrease of $235,942 or 52%. The decrease is largely due the withdrawal from the celebrity service relationships and decreases in payroll, accounting fees, consulting and related costs.

Net Income (Loss)

The Company realized a net loss in the third quarter of 2014 of ($387,147) compared to a net income of $126,515 for the same period in 2013. The loss and income for the third quarter of 2014 and 2013 each represent $0.00 per share.

Revenues

The following table compares total revenue for the periods indicated.

	Nine months Ended September 30,
	2014	2013	% Change
Merchandising and fulfillment	$221,520	$956,625	(77)%
Client services	6,191	47,330	(87)%
Touring revenues	522,205	2,107,800	(75)%
Total revenues	$749,916	$3,111,755	(76)%

Revenues decreased 76% in 2014 primarily from a 77% decrease in merchandising revenues, an 87% decrease in client services revenue and a 75% decrease in touring revenues.

Merchandising and fulfillment revenues decreased $735,105 or 77% to $221,520 in 2014 compared to $956,625 in 2013. This is a direct result of our reduced client base and our focus on AuctionInc.

Client services revenues decreased $41,139 or 87% to $6,191 in 2014 compared to $47,330 in 2013. The decrease was attributable to the change in our business plan as it relates to the services we have provided within the music industry.

Touring revenues decreased $1,585,595 or 75% to $522,205 in 2014 compared to $2,107,800 in 2013. The Company has generated a consistent touring base and revenues are directly impacted by our clients’ touring schedules and frequency. During 2014 there was a decrease in our client base with no touring revenue recognized in the third quarter of 2014 when compared to 2013.

Gross Profit

Gross profit decreased $793,141 or 73% in 2014 to $289,292 compared to $1,082,433 in 2013. Gross margin increased to 39% from 35% in 2013. The increase in gross margin was mainly due to the ratio of revenues with regard to merchandise and fulfillment specifically, AuctionInc, which has a higher gross profit calculation. Going forward the Company will be focusing on expanding and licensing its intellectual property. It is to be expected that this service line will be less costly to pursue.

Operating Expenses

Total operating expenses in 2014 were $805,554 compared to $1,639,552 in 2013, a decrease of $833,998 or 51%. The decrease is largely due to the withdrawal from the celebrity service relationships and decreases in payroll, accounting fees, consulting and related costs.

Net Loss

The Company realized a net loss in 2014 of $1,130,308 compared to a net loss of $156,113 for the same period in 2013. The loss for 2014 and 2013 each represent $0.00 per share.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash and cash equivalents used in operating activities for the nine months ended September 30, 2014 and 2013 is as follows:

	2014	2013
Net loss	$(1,130,308)	$(156,113)
Depreciation and amortization	20,620	57,874
Loss on disposal of fixed assets	-	4,282
Realized loss on investments in available-for-sale securities	79,983	-
Unrealized gain on investments in trading securities	-	(94,856)
Write down of other receivables	278,089	-
Gain on settlement of liabilities	(34,759)	-
Share-based compensation	38,004	242,205
Change in fair value of stock price guarantee	375,147	(308,569)
Amortization of prepaid facility costs	-	176,686
Deferred revenue	(13,614)	(139,242)
Changes in current assets and liabilities	71,632	(526,278)
Net cash used in operating activities	$(315,206)	$(744,011)

Working Capital and Liquidity

The Company had cash and cash equivalents of $287,625 at September 30, 2014, compared to $463,285 at December 31, 2013. The Company had a negative working capital of $141,895 at September 30, 2014, a decrease of $970,351 compared to $828,456 at December 31, 2013. The decrease in cash and cash equivalents on hand is attributable to the decrease in revenues generated from the celebrity services.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the President and Chief Executive Officer of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President and Chief Financial Officer concluded that, as of September 30, 2014, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified five material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of September 30, 2014, in the opinion of Management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

The Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH) in the United States District Court for the District of Massachusetts Central Division.  On September 30, 2014, PAID and eBay filed a joint motion to stay the district court litigation pending completion of eBay’s petitions for covered business review that were filed with the Patent and Trial and Appeal Board (“PTAB”). On September 30, 2014 the PTAB announced that it had granted petitions filed by eBay for covered business method review of PAID’s United States Patent Nos. 8,635,150, 8,521,642, 8,352,357, and 7,930,237, entitled “Method and System for Improved Online Auction.”

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

PAID, INC.
Registrant

Date:	November 14, 2014	By:	/s/ W. Austin Lewis, IV
W. Austin Lewis, IV, President, CEO and CFO (Principal Executive, Financial and Accounting Officer)

LIST OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

