Form 10-K
period 2014-12-31
PAID INC
filed 2015-03-30
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014 or

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

Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated Filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Over-the-Counter Bulletin Board on June 30, 2014 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $25,975,000

As of March 30, 2015, the registrant had 343,774,050 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index

PAID, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

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

Although forward-looking statements in this Annual Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this Annual Report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors".

For example, the Company's ability to achieve positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company's inability to successfully implement the Company's business and revenue model, higher costs than anticipated, the Company's inability to sell its products and services to a sufficient number of customers, the introduction of competing products by others, the Company's failure to attract sufficient interest in and traffic to its sites, the Company's inability to complete development of its sites, the failure of the Company's operating systems, and the Company's inability to increase its revenues as rapidly as anticipated. If the Company is not profitable in the future, it will not be able to continue its business operations.

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

Item 1. Business

Overview

PAID, Inc. (the “Company” or “PAID”) was incorporated in Delaware on August 9, 1995. The Company's main web address is located at www.paid-corp.com, which offers updated information on various aspects of our operations. Information contained in the Company's website shall not be deemed to be a part of this Annual Report. The Company's principal executive offices are located at 200 Friberg Parkway, Westborough, Massachusetts 01581, and the Company's telephone number is (617) 861-6050.

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

Our Business

AuctionInc Software. AuctionInc is a suite of online shipping and tax management tools assisting businesses with e-commerce storefronts, shipping solutions, tax calculation, inventory management, and auction processing. The application was designed originally to reduce overhead costs for auction sales, but over time the functionality and core business is strictly focused on real-time carrier calculated shipping rates and tax calculations. The product does have tools to assist with other aspects of the fulfillment process, but the main purpose of the product is to provide accurate shipping and tax calculations and packaging algorithms that provide customers with the best possible shipping and tax solutions.

The AuctionInc system was originally designed to assist and improve just the Company's sales, but management realized that there was a need for an order management system for individuals and businesses that sell on the Internet, specifically at auctions and sites with multiple sellers. In 2000 the Company's technology team focused its attention on the core fundamental piece of the system called the Shipping Calculator. The Company recognized the potential importance of the calculator and filed for a patent before launching it to the public in April 2002. The Company obtained its first patent on the shipping calculator in January 2008, the second patent in April 2011, the third patent in January 2013, the fourth patent in August 2013 and a fifth patent in January 2014. One additional patent is pending. The product is modular based and we continue to develop new tools and products for its customers. We feel that our patents are very valuable and we hope to license them at a fair price to generate revenue for the Company.  In addition to this strategy we also have ongoing litigation (Paid vs. eBay) in the U.S. District Court of Massachusetts.  Our goal is to develop a robust licensing program to generate revenues for the company.

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

Business Strategy

Our mission is to grow our product lines and services related to our shipping and tax calculators as well as our e-commerce products.

Our strategy during 2014 was to develop our shipping calculator line of products by providing accurate real-time shipping rates for multiple shopping cart platforms available on the internet. These products are built on our web service API (Application Process Interface) and are available as a stand-alone product for single sellers or integrators. Our development of new integrations with third party shopping carts such a WooCommerce, Magento and X-Cart has contributed significantly to the growth of AuctionInc in 2014. Additionally we feel that there are a large number of cart platforms offered via the Word Press channel that are in need of our shipping calculator technologies.

Our business plan takes into consideration the growth of online shopping cart platforms available on the internet and the weakness of their native functionality with regard to the shipping calculators. AuctionInc’s complex packaging algorithms and ability to calculate comparative rates is a beneficial partner to any one of the new and legacy carts available. Identification and development of the fastest growing cart platforms has been and will continue to be our primary focus for integrations in 2015 and beyond.

The business strategy described above is intended to enhance our opportunities in the online e-commerce market. However, there are a number of factors that may impact our plans and inhibit our success. See “Risk Factors” included in Item 1A. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Marketing and Sales

Successful branding of our corporate identity and services is the key to our success. We changed our name to PAID, Inc. at the end of 2003 and continue to use AuctionInc.com as its primary identifier and we look forward to introducing ShippingCalc as an additional brand.

The Company will continue to market AuctionInc throughout 2015 and beyond. In the past, representatives of the Company attended trade shows, events and conferences to analyze the potential for AuctionInc and to expand the Company's marketing base. Based on experience with existing partnerships that promote AuctionInc, the Company believes that creating partnerships is an effective marketing tool to promote and encourage new registrations. The Company will continue to seek new partnerships. The Company may promote the AuctionInc product line in trade publications to reach small and midsize companies.

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

Revenue Sources

In 2014, our revenues were primarily derived from our shipping calculator services, VIP services and touring programs. We expect that the VIP services and touring programs revenue model will decline in 2015, as we focus on AuctionInc. See “Risk Factors” included in Item 1A. We have no guarantees and can provide no assurances, that our plans will be successful.

Competition

Our line of AuctionInc shipping calculator software is proprietary. We received five patents related to our online auction shipping and tax calculators in January 2008, April 2011, January 2013, August 2013 and January 2014. We do not have any other patents for our designs or innovations and we may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology. We believe that our products and other proprietary rights do not infringe on the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products or other works of ours. This assertion may require us to enter into royalty arrangements or result in costly litigation.

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

Research and Development

Over the past year the Company has made significant progress developing new integrations with e-commerce shopping cart platforms. The Company now employs several developers who are focused on the growth of AuctionInc and its technologies.

Employees

As of March 30, 2015, the Company currently has one part time and four full time equivalent employees. We have no collective bargaining agreements and consider the relationship with our employees to be good.

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

Risks Relating to the Company

We have experienced significant operating losses.

Our business and prospects must be considered in light of the risks, expenses and difficulties that are inherent in our business. The risks include:

•	our ability to anticipate and adapt to a developing market;
•	our ability to engage organizations for website development and sponsorship;
•	our ability to market, license and enforce our patented shipping calculator; and
•	development of equal or superior Internet portals, shipping calculators and related services by competitors.

To address these risks, we must, among other things, successfully market our shipping calculators, continue to develop new relationships with e-commerce shopping cart providers, maintain our customer base, attract significant numbers of new customers, respond to competitive developments, and continue to develop and upgrade our technologies. We cannot offer any assurances that we will be successful in addressing these risks.

We incurred substantial losses each year since 1999. There can be no assurance that we will be profitable in the future.

Our capital is limited and we may need additional financing to continue operations.

We require substantial working capital to fund our business. If we are unable to obtain additional financing in the amounts desired and on acceptable terms, or at all, or issue stock, we could be required to reduce significantly the scope of our expenditures, which would have a material adverse effect on our business potential and the market price of our common stock. By raising additional funds by issuing equity securities, our shareholders will be further diluted. Based on our cash position as of December 31, 2014 we may need additional capital to fund our anticipated operating expenses over the next 12 months. If we require additional funding, there can be no assurances that the financing will be obtained, or if obtained, that funding will be obtained on reasonably acceptable terms.

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

You should not rely on the results for any period as an indication of future performance. Our operating results are unpredictable and are expected to fluctuate in the future due to a number of factors, many of which are outside our control. These factors beyond our control include:

•	our ability to significantly increase our customer base and traffic to our websites, maintain gross margins, and maintain customer satisfaction;
•	our ability to market and sell our software products;
•	consumer confidence in encrypted transactions in the Internet environment;
•	the announcement or introduction of new types of services or products by our competitors;

•	technical difficulties with respect to customer use of our technologies;
•	governmental regulation by federal or local governments; and
•	general economic conditions and economic conditions specific to the Internet and e-commerce.

As a strategic response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on our results of operations and financial condition. In 2014, our revenues were derived from our celebrity services, shipping calculator services, fulfillment services, and ticketing and fan experiences.

The successful operation of our business depends upon the supply of critical technology elements from other third parties, including our Internet service provider and technology licensors.

Our operations depend on a number of third parties for Internet/telecom access, delivery services, and software services. We have limited control over these third parties and no long-term relationships with any of them. We rely on an Internet service provider to connect our websites to the Internet. From time to time, we have experienced temporary interruptions in our websites connection and also our telecommunications access. We license technology and related databases from third parties for certain elements of our properties. Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services. Our internally developed software depends on an operating system, database and server software that was developed and produced by and licensed from third parties. We have from time to time discovered errors and defects in the software from these third parties and, in part, rely on these third parties to correct these errors and defects in a timely manner. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business, and could expose us to liabilities to third parties.

Our failure to manage growth could place a significant strain on our management, operational and financial resources.

Growth places a significant strain on our management, operational and financial resources, and has placed significant demands on our management, which currently includes one executive officer. In order to manage growth, we will be required to expand existing operations, particularly with respect to customer service and development, to improve existing and implement new operational, financial systems, procedures and controls.

We have experienced a significant strain on our resources because of:

•	the need to manage relationships with various technology licensors, advertisers, other websites and services, Internet service providers and other third parties; and
•	pressures for the continued development of our financial and information management systems.

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

We believe that our future success will depend upon our ability to identify, attract, hire, train, motivate and retain other highly skilled managerial, accounting, technical consulting, marketing and customer service personnel. We cannot offer assurances that we will be successful in attracting, assimilating or retaining the necessary personnel, and the failure to do so could have a material adverse effect on our business.

Our success depends upon market awareness of our brand.

Development and awareness of our Company will depend largely on our success in increasing our customer base. To attract and retain customers and to promote and maintain our Company in response to competitive pressures, we may find it necessary to increase our marketing, networking, and advertising budgets and otherwise to increase substantially our financial commitment to creating and maintaining brand loyalty among consumers. We will need to continue to devote substantial financial and other resources to increase and maintain the awareness of our online brands among website users, advertisers and e-commerce entities that we have advertising relationships with through:

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

A key element of our strategy is to generate a high volume of traffic to, and use of, our websites. Accordingly, the satisfactory performance, reliability and availability of these websites, transaction processing systems and network infrastructure are critical to our operating results, as well as our reputation and our ability to attract and retain customers and maintain adequate customer service levels.

We periodically have experienced minor systems interruptions, including Internet disruptions. Some of the interruptions are due to upgrading our equipment to increase speed and reliability. During these upgrades the outages have generally lasted for a few hours, and even longer, on occasion. Any systems interruptions, including Internet disruptions, which result in the unavailability of these websites, could harm our business. In addition to placing increased burdens on our engineering staff, these outages create a large number of user questions and complaints that need to be responded to by our personnel. We cannot offer assurances that:

•	we will be able to accurately project the rate or timing of increases if any, in the use of our websites;
•	we will be able to expand and upgrade on a timely basis our systems and infrastructure to accommodate increases in the use of these websites;
•	we will have uninterrupted access to the Internet;
•	our users will be able to reach these websites;
•	communications via these websites will be secure;
•	we or our suppliers' network will be able to timely achieve or maintain a sufficiently high capacity of data transmission, especially if the customer usage of these websites increases.

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

Our main servers are located within 15 minutes from our corporate headquarters. Our Massachusetts facilities are not protected from flood, power loss, telecommunication failure, break-in and similar events. We do not presently have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services. A substantial interruption in these systems would have a material adverse effect on our business, results of operations and financial condition.

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

Our most important intellectual property relates to the software for our AuctionInc products, our web-hosting services and our research center. We do not have any patents or patent applications for our designs or innovations, except for our patent and pending application with respect to our online auction shipping and tax calculator. We may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology.

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

The market for Internet products and services is very competitive. Barriers to entry are relatively low, and current and new competitors can launch new sites at relatively low costs using commercially available software. We currently or potentially compete with a variety of other companies depending on the type of merchandise and sales format offered to customers. These competitors include a number of indirect competitors that specialize in e-commerce shipping calculator solutions or derive a substantial portion of their revenue from e-commerce products

It is possible that new competitors or alliances may emerge and rapidly acquire market share. Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could materially adversely affect our business, results of operations and financial condition. Many of our current and potential competitors have significantly greater financial, marketing, customer support, technical and other resources than the Company. As a result, these competitors may be able provide services on more favorable terms than we can, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development their products than we can.

We may be adversely affected by the deterioration in economic conditions, which could affect consumer and corporate spending and our ability to raise capital, and, therefore, significantly adversely impact our operating results.

The impact of slowdowns on our business is difficult to predict, but they may result in reductions in new client registrations and our ability to generate revenue. The risks associated with our businesses may become more acute in periods of slowing economy or recession, which may be accompanied by a decrease in e-commerce business. Instability in the financial markets as a result of recession or otherwise, as well as insufficient financial sector liquidity, also could affect the cost of capital and energy suppliers and our ability to raise capital.

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, fuel prices, interest and tax rates and inflation can significantly impact our operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. Negative factors such as challenging economic conditions, public concerns over additional terrorism and security incidents, particularly when combined, can impact corporate and consumer spending and one negative factor can impact our results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by economic conditions, thereby possibly impacting our operating results and growth.

Security breaches and credit card fraud could harm our business.

We rely on encryption and authentication technology licensed from a third party through an online user agreement to provide the security and authentication necessary to effect secure transmission of confidential information. We believe that a significant barrier to e-commerce and communications is the secure transmission of confidential information over public networks. We cannot give assurances that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction data. If this compromise of our security were to occur, it could have a material adverse effect on our business, results of operations and financial condition. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. To the extent that activities of our Company or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. We cannot offer assurances that our security measures will prevent security breaches or that failure to prevent these security breaches will not have a material adverse effect on our business.

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

The market price of the shares of our common stock has been, and is likely to be, highly volatile. During the year ended December 31, 2014 our stock price as quoted on the OTC Link operated by the OTC Markets Group, Inc., on the OTCQB (“OTCQB”) has ranged from a high of $0.26 per share to a low of $0.04 per share. The variance in our share price makes it difficult to forecast with any certainty the stock price at which you may be able to buy or sell your shares of our common stock. The market price for our stock could be subject to wide fluctuations in response to factors that are out of our control such as:

•	actual or anticipated variations in our results of operations;
•	announcements of new products, services or technological innovations by our competitors;
•	developments with respect to patents, copyrights or proprietary rights;
•	short selling our common stock and stock price manipulation;
•	developments in Internet regulation; and
•	general conditions and trends in the Internet and e-commerce industries.

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

Our common stock is currently quoted on the OTCQB, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There are a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the year ended December 31, 2014 the actual daily trading volume ranged from a low of 0 shares of common stock to a high of over 1.9 million shares of common stock with 18 days exceeding a trading volume of 1,000,000 shares. Selling our shares can be more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares purchased should they desire to do so.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal office is at 200 Friberg Parkway, Westborough, Massachusetts, pursuant to a lease, which expires in November 2016, for 862 square feet of office space.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities

Our common stock, par value $0.001 per share, is presently quoted on the OTC Link operated by the OTC Markets Group Inc., on the OTCQB (“OTCQB”) under the symbol "PAYD".

The following table sets forth the high and low bid information for our common stock as reported by OTCQB for the eight quarters ended December 31, 2014. The quotations from the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

2013	High	Low
Quarter ended March 31, 2013	$0.14	$0.06
Quarter ended June 30, 2013	$0.12	$0.06
Quarter ended September 30, 2013	$0.17	$0.07
Quarter ended December 31, 2013	$0.21	$0.08

2014	High	Low
Quarter ended March 31, 2014	$0.26	$0.15
Quarter ended June 30, 2014	$0.16	$0.08
Quarter ended September 30, 2014	$0.10	$0.07
Quarter ended December 31, 2014	$0.07	$0.04

As of March 20, 2015, there were approximately 1,502 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

We have not previously paid cash dividends on our common stock, and intend to utilize current resources to operate the business; thus, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

Equity Compensation Plan Information

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	8,000,000	$0.095	-
Equity Compensation Plans Not Approved by Security Holders	18,000,000	$0.062	6,000,000
Total	26,000,000	$0.072	6,000,000

See Note 10, Notes to Financial Statements for the years ended December 31, 2014 and 2013 included in Part IV, Item 15, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

Recent Sales of Unregistered Securities

During the year ended December 31, 2014, the Company sold 10,500,000 shares of common stock for proceeds of $525,000. Additionally the Company sold 500,000 shares of common stock that have not been issued to a shareholder and accordingly, the unissued shares have been reflected as common stock subscribed but not issued in the amount of $25,000 in the accompanying balance sheet as of December 31, 2014.

From January 1, 2015 through the filing date of this Annual Report, the Company issued a total of 4,400,000 shares of common stock for gross proceeds of $195,000.

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

For example, the Company's ability to achieve positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company's inability to successfully implement the Company's business and revenue model, higher costs than anticipated, the Company's inability to sell its products and services to a sufficient number of customers, the introduction of competing products or services by others, the Company's failure to attract sufficient interest in, and traffic to, its site, the Company's inability to complete development of its products, the failure of the Company's operating systems, and the Company's inability to increase its revenues as rapidly as anticipated. If the Company is not profitable in the future, it will not be able to continue its business operations.

Overview

PAID, Inc. (the “Company”) has developed AuctionInc, which is a suite of online shipping and tax management tools assisting businesses with e-commerce storefronts, shipping solutions, tax calculation, inventory management, and auction processing. The product does have tools to assist with other aspects of the fulfillment process, but the main purpose of the product is to provide accurate shipping and tax calculations and packaging algorithms that provide customers with the best possible shipping and tax solutions.

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

Previously, the Company provided brand-related services to businesses, celebrity clients in the entertainment industry as well as charitable organizations. PAID's brand management, brand marketing, social media marketing, product design and merchandising, website design; development and hosting services are designed to grow each client's customer base in size, loyalty and revenue generation. We offered entertainers, charities, and business entities comprehensive web-presence and related services supporting and managing clients' official websites and fan-community services including e-commerce, VIP ticketing, live event fan experiences, user-generated content, client content publishing and distribution, fan forums, social network management, social media marketing, customer data capture, management and analysis.

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

For shipping calculator revenues the Company recognizes subscription revenue on a monthly basis. Customers’ renewal dates are based on their date of installation and registration of the shipping calculator line of products. Payments are made via credit card for the month following the service.

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

Share- Based Compensation

The Board of Directors has on occasion voted to award stock options to employees or directors. The price at which the option shares may be purchased is based on the fair market value of the shares on the date of the agreement. Each recipient’s option agreement may differ; the vesting terms may vary from fully vested immediately to one third immediately, one third vesting in 18 months and the final on third vesting in 36 months from the date of the grant. Historically the options granted have had a 10 year term. If the recipient’s employment or relationship with the Company is terminated the options recipient may be allowed up to three months to exercise their options. Option compensation is calculated by using the Black-Scholes-Merton option pricing model to estimate the fair value of these share-based awards.

Results of Operations

Comparison of the years ended December 31, 2014 and 2013

The following discussion compares the Company's results of operations for the year ended December 31, 2014 with those for the year ended December 31, 2013. The Company's financial statements and notes thereto included elsewhere in this Annual Report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Years ended December 31,
	2014	2013	% Change
Merchandising and fulfillment	$118,631	$953,638	(88)%
Client services	6,674	84,496	(92)%
Shipping calculator services	149,246	162,894	(8)%
Touring revenue	522,205	3,151,540	(83)%
Total revenues	$796,756	$4,352,568	(82)%

Revenues decreased 82% in 2014 primarily from an 83% decrease in touring revenue and an 88% decrease in merchandising and fulfillment. These decreases were a result of the Company’s transition of its fulfillment operations to MCN and a significant change in the number of clients in 2014.

Merchandising and fulfillment revenues decreased $835,007 or 88% to $118,631 compared to a decrease of $2,990,700 in 2013. This is a direct result of our partnership with MCN and the transfer of our merchandise and fulfillment revenues in addition to the decrease in the number of clients.

Client services revenues decreased $77,822 or 92% to $6,674 compared to $84,496 in 2013. The decrease was attributable to the reduced number of touring clients, web hosting services and a general decrease in client services we have provided within the music industry.

Shipping calculator service revenues decreased $13,648 or 8% to $149,246 compared to $162,894 in 2013. The decrease was attributed to a decrease in legacy clients subscribing to our shipping calculator products.

Touring revenue decreased $2,629,335 or 83% to $522,205 compared to $3,151,540 in 2013. The Company decreased its client base and revenues are directly impacted by our client's touring schedules and frequency. During 2014 there was a limited amount of touring when compared to 2013.

Gross Profit

Gross profit decreased $1,066,197 or 77% to $319,944 compared to $1,386,141 in 2013. Gross margin increased 8 percentage points to 40% from 32% in 2013. The increase was mainly due to the focus on our shipping calculator line of products which provide a much higher gross profit in comparison to the tour revenue generated by our touring clients in 2013. Gross margin on tour revenue is typically lower than the margins for the other products we offer.

Operating Expenses

Total operating expenses in 2014 were $1,458,255 compared to $2,878,682 in 2013, a decrease of $1,420,427 or 49%. The decrease is largely due to the relationship with MCN in addition to decreases in payroll, accounting fees and consulting and related costs. In 2013 we significantly reduced our facilities costs by relocating our offices to 200 Friberg Parkway.

Net Loss

The Company incurred a net loss in 2014 of $1,665,770 compared to a net loss of $1,127,920 for the same period in 2013. The losses for 2014 and 2013 each represent $(0.01) per share.

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

Revenues

The following table compares total revenue for the periods indicated.

	Years ended December 31,
	2013	2012	% Change
Merchandising and fulfillment	$953,700	$3,944,400	(76)%
Client services	84,500	396,300	(79)%
Shipping calculator services	162,900	149,200	9%
Touring revenue	3,151,500	9,478,300	(67)%
Total revenues	$4,352,600	$13,968,200	(69)%

Revenues decreased 69% in 2013 primarily from a 67% decrease in touring revenue, a 79% decrease in client services, and a 76% decrease in merchandising and fulfillment. These decreases were a result of the Company’s transition of its fulfillment operations to MCN and a significant change in the tour schedules for its clients in 2013.

Merchandising and fulfillment revenues decreased $2,990,700 or 76% to $953,700 compared to an increase of $1,356,700 in 2012. This is a direct result of our partnership with MCN and the transfer of our merchandise and fulfillment revenues.

Client services revenues decreased $311,800 or 79% to $84,500 compared to $396,300 in 2012. The decrease was attributable to the completion of a large website build project in 2012 and a decrease in client services we have provided within the music industry.

Shipping calculator service revenues increased $13,700 or 9% to $162,900 compared to $149,200 in 2012. The increase was due to the acceptance into the PayPal affiliate program.

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

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash used in operating activities for the years ended December 31, 2014 and 2013, is as follows:

	2014	2013
Net loss	$(1,665,770)	$(1,127,920)
Depreciation and amortization	26,067	73,907
Loss on disposal of assets	-	60,229
Unrealized (gain) loss on investments in trading securities	-	(94,856)
Realized loss on investments in available-for-sale securities	79,983	-
Provision for bad debt	29,612	59,203
Write down of other recievables	334,719	105,843
Write down of advanced royalties	136,246	-
Services rendered in consideration of payment for common stock	-	64,000
Share-based compensation	247,807	367,591
Change in fair value of stock price gurantee	554,732	(443,242)
Gain on settlement of liabilities	(34,759)	-
Amortization of prepaid facility costs	-	784,049
Out-of-period adjustment	(321,601)	-
Changes in current assets and liabilities	115,652	(824,045)

Net cash used in operating activities	$(497,312)	$(975,241)

Working Capital and Liquidity

The Company had cash and cash equivalents of $651,318 at December 31, 2014, compared to $463,285 at December 31, 2013. The Company had $77,956 of working capital at December 31, 2014, a decrease of $750,500 compared to $828,456 at December 31, 2013. The decrease in working capital is attributed to the decrease in the value of stock held at Carruth Capital and a significant increase in the stock payment guarantee.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the President and Chief Executive Officer of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President, Chief Executive Officer, and Chief Financial Officer concluded that, as of December 31, 2014, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As described in our accompanying Management's Report on Internal Control over Financial Reporting, we have identified five remaining material weaknesses in internal control over financial reporting. Because of these remaining material weaknesses, we concluded that, as of December 31, 2014, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

We have implemented new procedures and controls in 2014 and expect to take further steps to remediate the material weaknesses at the entity and activity levels, and to review further our procedures and controls in 2015. In addition, we expect to make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2014 based on criteria established under the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) integrated framework of internal controls. The COSO framework identifies five components of internal control and provides a basis for evaluating the effectiveness of internal controls. Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2014 due to the following:

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

Lack of procedures and control documentation

The Company lacks sufficient documentation relating to certain accounts, revenue recognition, purchasing, accounts payable, inventory, and financial closing, which in effect make these internal controls ineffective. The lack of documentation in internal controls relating to these accounts may affect the financial statements and will directly affect the nature and timing of other auditing procedures for certain activities.

Steps taken towards Remediation of Revenue Recognition:

•	Most revenue transactions are online credit card payments from products placed for sale on various clients' websites. The pricing for the products listed is reviewed and approved by management and documented on purchase orders that are reviewed by each department manager.
•	In 2011 the Company upgraded its transactional processing systems which resulted in the automation of several manual accounting tasks. This automation eliminated the risk of human error for these manual tasks and created a more concise audit trail in the revenue recognition process.
•	All web sales are reconciled across the Company's multiple revenue and accounting systems comparing for any discrepancies.
•	Improved systems and procedures reconciling offsite revenue nightly. This process reconciles individual revenues directly back to individual general ledger accounts.

Steps taken towards Remediation of Expenditures and Accounts Payable:

•	Established improved procedures documenting and providing an approval process for authorizing a merchandising agent to complete and submit a purchase order. Each purchase order has been authorized by management, and a clear segregation of duties exists between the merchandise being ordered, received and payment made.
•	Expenses are reviewed as incurred for proper accounting treatment and approval. Client royalty statements are prepared as required and reviewed by management and client managers.
•	The Vendor Master File is reviewed for updates and changes and any changes are analyzed and monitored for their activity and frequency.

Steps taken towards Remediation of Financial Closing:

•	The Company has moved all accounting functions in-house from a third party certified accounting firm.
•	The Company closes its books and reconciles all accounts monthly, and provides management with a quarterly comprehensive set of financial and operating reports and analysis of results.

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

As a smaller reporting company, our independent registered public accounting firm is not required to issue a report on the Company's internal control over financial reporting as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

As discussed in the Managements' Annual Report on Internal Control over Financial Reporting, the Company made considerable improvements to the entity and activity controls and expects to take further steps in 2015 to remediate the outlined deficiencies. However, while we believe they are effective at mitigating risk of material error, we have not yet concluded that they are operating effectively. There was no change in our internal control over financial reporting during the fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of PAID:

W. Austin Lewis, IV	39	President, CEO, CFO and Director
Andrew Pilaro	45	Director
Terry Fokas	50	Director

Andrew Pilaro was elected as of September 19, 2000, for a term expiring at the 2001 Annual Meeting of Stockholders and until their successors are elected and qualified. W. Austin Lewis was appointed on July 31, 2012. Terry Fokas was appointed to the Board of Directors on April 1, 2014. Under the Delaware General Corporation Law, each director holds office until such director's successor is elected and qualified or until such director's earlier resignation or removal. The following is a description of the current occupation and business experience for at least five years for each director and executive officer.

Andrew Pilaro has served as a Director of PAID since September 2000. Since 2005, he has served as Chairman of CAP Advisors Limited, an investment management company, with responsibility for asset management. Mr. Pilaro was asked to serve as a director because he provides investment management skills and general business background.

Terry Fokas is the President and Chief Executive Officer of Parallel Networks, managing all aspects of the company’s software patent enforcement and licensing activities, including oversight of outside litigation counsels in cases pending in the federal courts in the District of Delaware, Eastern District of Texas and the Court of Appeals for the Federal Circuit. Mr. Fokas received his Bachelor of Science in marketing and finance from The State University of New York (SUNY), Empire State College in 1993, his Juris Doctorate cum laude from St. John’s University School of Law in 1997 and his Master of Laws (LLM) with merit in banking and finance law from The University of London, The London School of Economics and Political Science in 1999. Mr. Fokas is admitted to practice law in Connecticut, New York and Texas as well as in the federal district courts in the Northern and Eastern Districts of Texas. From March 2005 to August 2007, Mr. Fokas was President and Chief Executive Officer of epicRealm Licensing, LP (the predecessor in interest to Parallel Networks). Prior to joining epicRealm Licensing, Mr. Fokas was a corporate attorney at the law firms of Brobeck Phleger & Harrison, LLP (Dallas, Texas) and Milbank, Tweed Hadley & McCloy, LLP (New York, NY). Mr. Fokas was asked to serve as a director due to his extensive background in patent litigation, enforcement and licensing.

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

Audit Committee

The Securities and Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. Based on its review of the criteria of an audit committee financial expert under the rule adopted by the SEC, the Board of Directors does not believe that any member of the Board of Directors' Audit Committee would be described as an audit committee financial expert. At this time, the Board of Directors believes it would be desirable for the Audit Committee to have an audit committee financial expert serving on the committee. While from time to time informal discussions as to potential candidates have occurred, no formal search process has commenced. Andrew Pilaro, one of the Company’s independent directors, is the sole member of the audit committee. The audit committee does not have a charter.

Audit Committee Report

The Audit Committee reviewed and discussed our audited financial statements for the year ended December 31, 2014 with our management.  The Audit Committee also reviewed and discussed our audited financial statements and the matters required to be discussed, by the Public Company Accounting Oversight Board (“PCAOB”), including material weaknesses and other internal control deficiencies with KMJ Corbin & Company LLP, our independent registered public accounting firm. The Audit Committee received from KMJ Corbin & Company LLP the written disclosures and letter required by applicable requirements of the PCAOB regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Compensation to the Named Executive Officers

The following table sets forth the compensation of the Company's president, chief executive officer, the chief financial officer, and each officer whose total cash compensation exceeded $100,000, for the last two fiscal years ended December 31, 2014 and 2013.

Summary Compensation Table
Name and				Option
Principal Position	Year	Salary	Bonus	Awards ($)	Total
W. Austin Lewis, IV (1),(2) (CEO)(CFO)	2014	$248,516	$0	$108,000	$356,516
	2013	$153,022	$0	$78,674	$231,696

1.	Mr. Lewis’s start date was July 31, 2012.

2.	Mr. Lewis’s salary was approved by the Board of Directors at $180,000. Mr. Lewis received a one-time payment to account for a temporary reduction in salary as it related to financial constraints.

The following tables set forth certain information related to outstanding equity awards as of December 31, 2014 for our executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
W. Austin Lewis, IV President and	5,000,000	0	0	$0.065	8/8/2022
CEO (PEO)(PFO)	5,000,000	0	0	$0.041	10/15/2022
	1,000,000	0	0	$0.048	12/6/2022
	1,000,000	0	0	$0.092	5/16/2023
	1,000,000	1,000,000	0	$0.054	11/18/2024

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

On November 18, 2014 both Mr. Pilaro and Mr. Fokas each received options to purchase 2,000,000 shares of common stock at an exercise price of $0.054 which expires on November 18, 2024. Of the shares granted 1,000,000 vested immediately and 1,000,000 will vest on November 18, 2015 for both Mr. Pilaro and Mr. Fokas.

The following table provides compensation information for the one-year period ended December 31, 2014 for the only non-employee member of our Board of Directors.

	Director Compensation in 2014
Name and	Fees earned or paid in cash	Option Awards ($)	Total
Andrew Pilaro	$-	$108,000	$108,000
Terry Fokas	$-	$108,000	$108,000

In 2014, we compensated a number of non-executive employees through stock option grants under the Company's 2011 Non-Qualified Stock Option Plan. Historically, except for executive officers, shares were immediately exercised by the employee. In 2014, employees received options for 750,000 shares equal to $40,500 in compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 30, 2015 of each of our directors and executive officers, and all of our directors and executive officers as a group, and other beneficial owners holding more than five percent of the Company’s issued and outstanding shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (4)
W. Austin Lewis, IV	39,689,145	(1)	11.40%
Andrew Pilaro	4,568,700	(2)	1.05%
Terry Fokas	2,000,000	(3)	0.29%
All directors and executive
officers as a group (3 individuals)	46,257,845		12.74%

(1)	Included are options to purchase 14,000,000 shares of the Company’s common stock and shares held for the following funds for which W. Austin Lewis, IV is the General Partner: 23,549,960 by Lewis Opportunity Fund, L.P. and 1,612,685 shares by LAM Waiting Game Fund LTD.

(2)	Includes 17,200 shares held indirectly as custodian for Mr. Pilaro's minor sons and options to purchase 4,500,000 shares of the Company's common stock.

(3)	Included are options to purchase 1,000,000 vested shares of the Company’s common stock.

(4)	Percentages are calculated on the basis of the amount of outstanding securities plus for such person or group, any securities that person or group has the right to acquire within 60 days.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company did not engage in any transaction in 2013 or 2014, and does not currently propose any transaction, in which the Company was is a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Director Independence

We are currently quoted on the OTCQB. Accordingly, we are not required to and do not have a majority of independent directors or a compensation or nominating committee. Andrew Pilaro and Terry Fokas are members of the audit committee.

Our board of directors currently consists of three members. Our board of directors determined that the two directors, Andrew Pilaro and Terry Fokas, are independent under the standards of the “Nasdaq Global Market" pursuant to Nasdaq Listing Rule 5605.

Item 14. Principal Accountant Fees and Services

On June 10, 2013, the Audit Committee dismissed Rosen Seymour Shapss Martin & Company LLP (“RSSM”) as our independent registered public accounting firm and appointed KMJ Corbin & Company LLP (“KMJ”) as our independent registered public accounting firm for the years ended December 31, 2014 and 2013.

KMJ has reviewed our financial statements since the second quarter of 2013 and audited our financial statements for the years ended December 31, 2014 and 2013.

The following is a summary of the fees billed to the Company by KMJ and RSSM for professional services rendered for the years ended December 31, 2014 and 2013. These fees are for work performed in the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

	KMJ	KMJ	RSSM	RSSM
	2014	2013	2014	2013

Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Quarterly Reports (together, the “Financial Statements” ) and for services normally provided in connection with statutory and regulatory filings or engagements	$36,300	$29,700	$7,500	$98,472
Other Fees:
Audit-Related Fees
Consists of fees billed for assurance and related services reasonably related to the performance of the annual audit or review of the Financial Statements (defined above)	—	—		—
Tax Fees
Consists of fees billed for tax compliance, tax advice and tax planning	8,911	—		—
All Other Fees
Consists of fees billed for other products and services not described above	-	—		-

Total All Fees	$45,211	$29,700	$7,500	$98,472

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

For a list of the financial information included herein, see “Index to Audited Financial Statements” on page 31 of this Annual Report on Form 10-K.

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

PAID, INC.

By:	/s/ W. Austin Lewis, IV
W. Austin Lewis, IV, President, CEO and Chief Financial Officer (CEO and CFO)

Date:	March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Pilaro	Director	March 30, 2015
Andrew Pilaro

/s/ Terry Fokas	Director	March 30, 2015
Terry Fokas

/s/ W. Austin Lewis, IV	Director	March 30, 2015
W. Austin Lewis, IV

EXHIBIT INDEX

No.	Description of Exhibits
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 25, 2003)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on December 8, 2004)
4.1	Specimen of certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Form SB-2/A filed on December 1, 2000)
4.2	Agreement dated November 21, 2008, by and between the Company and Lewis Asset Management Equity Fund, LLP with respect to the purchase of 2,500,000 shares at $.20 per share (incorporated by reference to Exhibit 4.2 to Form 10-KSB filed on March 31, 2009)
4.3	Form of Warrant to Lewis Asset Management with respect to Promissory Note dated April 29, 2009 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on May 12, 2009)
10.1+	2001 Non-Qualified Stock Option Plan, as amended (incorporated by reference from Exhibit 99.1 to Form S-8 filed on September 5, 2003)
10.2+	2002 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.17 to Form 10-KSB filed on March 31, 2003)
10.3+	2011 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 99.1 to Form S-8 filed on February 2, 2011)
10.4	Promissory Note dated April 29, 2009 for up to $2,500,000 to Lewis Asset Management (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 12, 2009)
10.5	Lease agreement, dated December 7, 2011 between Forty Washington, LLC and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on December 13, 2011)
10.6+	PAID, Inc. 2012 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on October 18, 2012)
10.7+	Agreement for Non-Qualified Stock Option under the PAID, Inc. 2012 Non-Qualified Stock Option Plan awarded to W. Austin Lewis, IV, dated October 15, 2012 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on October 18, 2012)
10.8+	Agreement for Non-Qualified Stock Option under the PAID, Inc. 2011 Non-Qualified Stock Option Plan awarded to W. Austin Lewis, IV, dated August 8, 2012 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on October 18, 2012)
10.9	Agreement dated January 31, 2013 between Paid, Inc., and MCN Interactive, LLC d/b/a Music City Networks (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 5, 2013)
10.10	Second amendment to lease agreement dated November 12, 2013 between Forty Washington LLC and PAID, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 14, 2013)
23.1*	Consent of KMJ Corbin & Company LLP
31.1*	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.0*	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

EX-101.INS*	XBRL Instance Document

EX-101.SCH*	XBRL Taxonomy Extension Schema

EX-101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF*	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB*	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith
+ Indicates a management contract or any compensatory plan, contract or arrangement

PAID, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PAID, Inc.

We have audited the accompanying balance sheets of PAID, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of comprehensive loss, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PAID, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had recurring losses from operations, has negative operating cash flows during the year ended December 31, 2014 and has an accumulated deficit of $53,749,748 as of December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these factors are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California

March 30, 2015

PAID, INC.

BALANCE SHEETS

AS OF DECEMBER 31,

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$651,318	$463,285
Investments in marketable securities	-	106,097
Accounts receivable, net	91,574	340,663
Other receivables, net	120,338	635,056
Inventories	1,305	1,305
Prepaid expenses and other current assets	42,567	41,180
Advanced royalties, net	82,905	214,527
Total current assets	990,007	1,802,113

Property and equipment, net	18,489	43,614
Intangible asset, net	4,242	5,184
Deposits and other assets	23,387	-
Total assets	$1,036,125	$1,850,911

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$215,707	$500,320
Capital leases - current portion	15,223	20,775
Accrued expenses	674,019	438,948
Deferred revenues	7,102	13,614
Total current liabilities	912,051	973,657
Long term liabilities:
Capital leases - net of current portion	3,095	19,848
Total liabilities	915,146	993,505
Commitments and contingencies
Shareholders' equity:
Common stock, $0.001 par value, 550,000,000 and 350,000,000 shares authorized; 339,374,050 and 328,874,050 shares issued and outstanding at December 31, 2014 and 2013, respectively	339,374	328,874
Common stock subscribed but not issued	25,000	-
Additional paid-in capital	53,506,353	52,744,046
Accumulated other comprehensive loss	-	(131,536)
Accumulated deficit	(53,749,748)	(52,083,978)

Total shareholders' equity	120,979	857,406

Total liabilities and shareholders' equity	$1,036,125	$1,850,911

See accompanying notes to financial statements

PAID, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013

Revenues	$796,756	$4,352,568

Cost of revenues	476,812	2,966,427

Gross profit	319,944	1,386,141

Operating expenses	1,458,255	2,878,682

Loss from operations	(1,138,311)	(1,492,541)

Other income (expense):
Interest income (expense), net	1,065	(3,166)
Other income (expense), net	408,581	(166,661)
Unrealized gain on investments in trading securities	-	94,856
Realized loss on investments in available-for-sale securities	(79,983)	-
Write down of other receivables	(334,719)	-
Gain on settlement of liabilities	34,759	-
Unrealized (loss) gain on stock price guarantee	(554,732)	443,242
Total other income (expense), net	(525,029)	368,271

Loss before provision for income taxes	(1,663,340)	(1,124,270)
Provision for income taxes	2,430	3,650
Net loss	$(1,665,770)	$(1,127,920)

Loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	330,372,041	328,874,050

Net loss	$(1,665,770)	$(1,127,920)
Net unrealized loss on investments in available-for-sale securities	-	(131,536)
Total comprehensive loss	$(1,665,770)	$(1,259,456)

See accompanying notes to financial statements

PAID, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Common Stock	Additional	Accumulated		Stock
	Common stock		Subscribed	Paid-in	Other	Accumulated	Subscription
	Shares	Amount	But Not Issued	Capital	Comprehensive Loss	Deficit	Receivable	Total
Balance, December 31, 2012	328,874,050	$328,874	$-	$52,376,455	$-	$(50,956,058)	$(64,000)	$1,685,271

Change in fair value of investments in available-for-sale securities	-	-	-	-	(131,536)	-	-	(131,536)

Share-based compensation expense	-	-	-	367,591	-	-	-	367,591

Services rendered in consideration of payment for common stock	-	-	-	-	-	-	64,000	64,000

Net loss	-	-	-	-	-	(1,127,920)	-	(1,127,920)
Balance, December 31, 2013	328,874,050	328,874	-	52,744,046	(131,536)	(52,083,978)	-	857,406

Sale of common stock	10,500,000	10,500	-	514,500	-	-	-	525,000

Common stock subscribed but not issued	-	-	25,000	-	-	-	-	25,000

Recognition of loss on investments in available-for-sale securities	-	-	-	-	131,536	-	-	131,536

Share-based compensation expense	-	-	-	247,807	-	-	-	247,807

Net loss	-	-	-	-	-	(1,665,770)	-	(1,665,770)

Balance, December 31, 2014	339,374,050	$339,374	$25,000	$53,506,353	$-	$(53,749,748)	$-	$120,979

See accompanying notes to financial statements

PAID, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013
Cash flows from operating activities:
Net loss	$(1,665,770)	$(1,127,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,067	73,907
Loss on disposal of assets	-	60,229
Unrealized gain on investments in trading securities	-	(94,856)
Realized loss on investments in available-for-sale securities	79,983	-
Provision for bad debt	29,612	59,203
Write down of other receivables	334,719	105,843
Write down of advanced royalties	136,246	-
Services rendered in consideration of payment for common stock	-	64,000
Share-based compensation	247,807	367,591
Change in fair value of stock price guarantee	554,732	(443,242)
Gain on settlement of liabilities	(34,759)	-
Amortization of prepaid facility costs	-	784,049
Out-of-period adjustment	(321,601)	-
Changes in assets and liabilities:
Accounts receivable	219,477	(28,528)
Other receivables	214,758	-
Inventories	-	419,404
Prepaid expenses and other current assets	(1,387)	(246,999)
Advanced royalties	(4,624)	115,269
Deposits and other assets	(23,387)	-
Accounts payable	(284,613)	(235,672)
Accrued expenses	1,940	(630,652)
Deferred revenues	(6,512)	(216,867)

Net cash used in operating activities	(497,312)	(975,241)
Cash flows from investing activities:
Proceeds from sale of property and equipment	-	31,830
Proceeds from sale of investments in available-for-sale securities	157,650	-
Net cash provided by investing activities	157,650	31,830
Cash flows from financing activities:
Payments on capital lease	(22,305)	(26,338)
Proceeds from issuance of common stock	525,000	-
Common stock subscribed but not issued	25,000	-
Net cash provided by (used in) financing activities	527,695	(26,338)

Net change in cash and cash equivalents	188,033	(969,749)

Cash and cash equivalents, beginning of year	463,285	1,433,034

Cash and cash equivalents, ending of year	$651,318	$463,285

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes	$3,971	$-
Interest	$1,869	$3,166
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclass of capital lease obligations to accounts payable	$-	$7,966

See accompanying notes to financial statements

PAID, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013

NOTE 1. ORGANIZATION

PAID, Inc. (“PAID”, the “Company”, “we”, “us”, “our”) has developed AuctionInc, which is a suite of online shipping and tax management tools assisting businesses with e-commerce storefronts, shipping solutions, tax calculation, inventory management, and auction processing. The product has tools to assist with other aspects of the fulfillment process, but the main purpose of the product is to provide accurate shipping and tax calculations and packaging algorithms that provide customers with the best possible shipping and tax solutions.

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

NOTE 2. MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. For the year ended December 31, 2014, the Company reported a net loss of $1,665,770. The Company has an accumulated deficit of $53,749,748 at December 31, 2014 and used $497,312 of cash in operations for the year ended December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In 2013, the Company entered into a partnership agreement with Music City Networks (“MCN”). In accordance with the agreement, as of the effective date, MCN provides client based services directly to the Company’s clients in exchange for a profit participation as defined in the agreement. Going forward, the primary focus of the Company is to expand upon and monetize its intellectual property.

Management has reduced the Company’s losses in the music and entertainment area and focused the Company on its growing patent portfolio. The Company has restructured personnel and partnered with MCN to oversee business functions, such as fulfillment operations, client services, and business development. This changes the business model for engaging in these activities to improve efficiency and reduce costs. The Company will no longer pursue clients in the celebrity service industry due to the costliness of this aspect of the business.

These changes reduced revenues and gross profit in 2014. Management feels that AuctionInc will be a beneficial portion of our business and provide more opportunity for growth. The costs of doing business have been and will be significantly reduced in hopes of eliminating the net loss and providing positive cash flow from operations. In addition, the Company continues to increase its efforts to generate income from its patents.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2015 and will have a positive impact on the Company for 2015 and future years.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation and Basis of Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes, other than as disclosed in the accompanying notes.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectability of accounts receivable and other receivables, the valuation of inventories, the recoverability of long-lived assets, valuation of deferred tax assets and liabilities and the estimated fair value of the royalty and advance guarantees, and share-based transactions. Actual results could materially differ from those estimates.

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

At December 31, 2014 and 2013, the Company’s financial instruments include cash and cash equivalents, investments in marketable securities, accounts receivable, other receivables, accounts payable, capital leases, and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, other receivables, accounts payable, capital leases, and accrued expenses approximates fair value due to the short-term maturities of these instruments. The fair value of the investments in marketable securities was determined based on quoted prices in active markets for identical assets or Level 1 inputs.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents. Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2014, the Company had amounts in these accounts in excess of the FDIC insurance limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2014 and 2013, the Company recorded a provision for doubtful accounts of $38,609 and $53,300, respectively.

For the years ended December 31, 2014 and 2013, revenues from one and three clients, respectively, accounted for approximately 65% and 64%, respectively, of total revenues. These revenues were generated from the sales of tour merchandise, VIP services, and our AuctionInc shipping calculator products.

Investments In Marketable Securities

The Company accounted for its investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320. The Company determined the appropriate classification of its investments at the time of purchase and reevaluated such designation at each balance sheet date.

As of July 1, 2013, the Company reclassified its investments from trading securities to available-for-sale securities. Marketable debt and equity securities that were bought and held principally for the purpose of selling them in the near term were classified as trading securities and were reported at fair value, with unrealized gains and losses recognized in earnings. Available-for-sale securities were stated at fair value, generally based on market quotes, to the extent they were available. Unrealized gains and losses, net of applicable deferred taxes, were recorded as a component of other comprehensive income (loss) and reported in shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and were reported in earnings in the statements of comprehensive loss. As of December 31, 2014, the Company liquidated its available-for-sale securities.

Other Receivables

Other receivables consist of shares of our common stock held by the Company’s landlord, Carruth Capital, which are available-for-sale. As of December 31, 2014 and 2013, are 2,528,091 and 3,528,091 shares held by Carruth Capital, respectively, and were valued at $120,338 and $635,056, respectively, based on the market price of our common stock on those respective dates.  The Company records an impairment of these shares when the market price decreases in the accompanying consolidated statements of comprehensive loss.  For the year ended December 31, 2014, the write down of other receivables was $334,719.

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

Advanced Royalties

Advanced royalties represent amounts the Company has advanced to certain clients and are recoupable against future royalties earned by the clients. Advances are issued in either cash or shares of the Company’s common stock and advanced amounts are calculated based on the clients’ projected earning potential over a fixed period of time. Advances made by issuing stock or common stock options are recorded at their fair value on the date of issue. If the shares do not reach the required price per share, the Company has the option of issuing additional shares or making cash payment of the difference between the sales price and the fair value of the stock. The Company records a liability for the difference between the fair value of the stock and the guaranteed sales price amount. The change in fair value of the stock price guarantee is recorded in the accompanying statements of comprehensive loss (see Note 9). For the year ended December 31, 2014, the Company wrote down its advanced royalties by $136,246 due to a decrease in expected recoupable royalties and is included in operating expenses in the accompanying statement of comprehensive loss.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the years ended December 31, 2014 and 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

For shipping calculator revenues the Company recognizes subscription revenue on a monthly basis. Customers’ renewal dates are based on their date of installation and registration of the shipping calculator line of products. Payments are made via credit card for the month following the service.

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

Advertising

Advertising costs are charged to expense as incurred. For the years ended December 31, 2014 and 2013, advertising expense totaled $6,125 and $7,815, respectively, and are included in operating expenses in the accompanying statements of comprehensive loss.

Share-Based Compensation

The Company grants options to purchase the Company’s common stock to employees, directors and consultants under stock option plans. The benefits provided under these plans are share-based payments that the Company accounts for using the fair value method.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes-Merton model”) that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on the historical volatility of the Company’s common stock and other factors. The expected terms of options granted are based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. Since the Company does not expect to pay dividends on common stock in the foreseeable future, it estimated the dividend yield to be 0%.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying statements of comprehensive loss for the years ended December 31, 2014 and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of December 31, 2014 and 2013, no excess tax benefits for tax deductions related to share-based awards were recognized from stock options exercised in the years ended December 31, 2014 and 2013 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The total unrecognized tax benefit resulting in an increase in deferred tax assets and corresponding increase in the valuation allowance at December 31, 2014 is $1.3 million. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s balance sheets at December 31, 2014 and 2013.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2011 and forward for federal and 2010 and forward for state purposes are subject to examination by the U.S., Massachusetts and New Jersey tax authorities due to the carry-forward of unutilized net operating losses. The Company does not foresee material changes to its gross uncertain income tax position liability within the next twelve months.

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

For the year ended December 31, 2014, there were approximately 10,746,000 potentially dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the year then ended.

Segment Reporting

The Company reports information about segments of its business in its annual financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s two reportable segments are managed separately based on fundamental differences in their operations. At December 31, 2014, the Company operated in the following two reportable segments (see Note 12):

a.	Entertainment services, and
b.	Shipping calculator services.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision maker is the President, Chief Executive Officer and Chief Financial Officer.

Out-of-Period Adjustment

During the year ended December 31, 2014, the Company recorded an out-of-period adjustment related to the correction of a $321,601 overstatement of accrued expenses related to prior periods, which had the effect of decreasing net loss and is included in other income (expense), net in the accompanying statement of comprehensive loss. The Company does not believe the correction of this error is material to its financial statements for any prior periods or year ended December 31, 2013.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, "Revenue Recognition". The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management has not yet selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on our financial statements.

NOTE 4. PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	2014	2013
Computer equipment and software	$125,830	$125,830
Office furniture and equipment	19,580	19,580
Website development costs	314,190	314,190
	459,600	459,600
Accumulated depreciation	(441,111)	(415,986)
	$18,489	$43,614

Depreciation expense of property and equipment for the years ended December 31, 2014 and 2013 amounted to $25,125 and $72,966, respectively.

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

At December 31, intangible assets consisted of the following:

	2014	2013
Patents	$16,000	$16,000
Accumulated amortization	(11,758)	(10,816)
	$4,242	$5,184

Amortization expense of intangible assets for the years ended December 31, 2014, and 2013 was $942 and $941, respectively. Estimated future annual amortization expense is approximately $900 for each year through 2019.

NOTE 6. FAIR VALUE DISCLOSURE

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the years ended December 31, 2014 or 2013.

	Fair Value
	Level	2014	2013
Investments in marketable securities	1	$-	$106,097

For the year ended December 31, 2014, the Company recorded a realized loss of $79,983, which comprises of a realized gain of $51,553 and an unrealized loss of $131,536 transferred from accumulated other comprehensive loss to earnings, on the sale of investments in available-for-sale securities.

For the year ended December 31, 2013, the Company recorded an unrealized gain of $94,856 on the change in fair value of the investments in marketable securities (trading) and an unrealized loss of $131,536 on the change in fair value of the investments in marketable securities (available-for-sale).

NOTE 7. ACCRUED EXPENSES

At December 31, accrued expenses consist of the following:

	2014	2013
Payroll and related costs	$2,019	$2,446
Royalties	80,572	421,963
Stock price guarantee (see Note 9)	554,732	-
Other	36,696	14,539
Total	$674,019	$438,948

NOTE 8. LONG-TERM LIABILITIES

Capital Lease Obligations

The Company is obligated under capital leases for equipment, which expire at various dates through April 2016. The assets capitalized under these leases and associated accumulated depreciation at December 31, are as follows:

	2014	2013
Property and equipment	$83,000	$83,000
Accumulated depreciation	(77,500)	(63,100)
	$5,500	$19,900

Depreciation of equipment under capital leases is included in depreciation expense.

Minimum future lease payments under capital lease obligations as of December 31, 2014 are as follows:

Year Ended December 31,
2015	$16,248
2016	3,013
Total future minimum lease payments	19,261
Less amount representing interest	(943)
Present value of net minimum lease payments	18,318
Less current portion	(15,223)
$3,095

NOTE 9. COMMITMENTS AND CONTINGENCIES

Lease Commitment

In November 2013, the Company moved its offices located at 40 Washington Street, Westborough, MA and entered into a lease for premises located at 200 Friberg Parkway, Westborough, MA. The Company resides at 200 Friberg Parkway with a lease that is for a three-year term ending in November 2016. The original lease at 40 Washington Street was prepaid with 6,082,985 shares of common stock having a closing price of $0.21 per share on August 22, 2011. The payment was for rent over five years, projected taxes and operating expenses, and a security deposit. As a result of the termination of the 40 Washington Street lease, the Company forfeited its security deposit of $83,134, which was previously paid with shares of common stock of the Company, paid a termination fee of $166,865, recorded an other receivable, net due from the landlord, Carruth Capital, in the amount of $120,338 and $635,056 in the accompanying balance sheets as of December 31, 2014 and 2013, respectively.

The approximate future minimum rent under the current operating lease for each of the remaining years is:

2015	$15,000
2016	13,000
$28,000

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $0.12 per share.  If the shares are not at the required $0.12 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  As of December 31, 2014 and 2013, the stock price guarantee was $554,732, and $0, respectively as the Company’s stock price was below $0.12 per share at December 31, 2014, although any required payment would be disputed by the Company.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2014, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

NOTE 10. COMMON STOCK

Additional Common Stock Approved and Issued

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

During the year ended December 31, 2014, the Company sold 10,500,000 shares of common stock for proceeds of $525,000. Additionally the Company sold 500,000 shares of common stock that have not been issued to a shareholder and accordingly, the unissued shares have been reflected as common stock subscribed but not issued in the amount of $25,000 in the accompanying balance sheet as of December 31, 2014.

From January 1, 2015 through the filing date of this Annual Report, the Company issued a total of 4,400,000 shares of common stock for gross proceeds of $195,000.

Share-based Incentive Plans

During the years ended December 31, 2014 and 2013, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

Active Plans:

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan"). The purpose of the 2012 Plan, is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. There are 6,000,000 shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the years ended December 31, 2014 and 2013 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2012	7,000,000	$0.043
Granted	2,000,000	$0.092
Cancelled	—	$—
Exercised	—	$—
Options outstanding at December 31, 2013	9,000,000	$0.054
Granted	6,000,000	$0.054
Cancelled	—	$—
Exercised	—	$—
Options outstanding at December 31, 2014	15,000,000	$0.102

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), to replace the 2001 Plan discussed below, and has filed Registration Statements on Form S-8 to register 30,000,000 shares of its common stock. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10 year contractual term and have vesting periods that range from one hundred percent on the date of grant to one third immediately, one third vesting in 18 months and the final on third vesting in 36 months from the date of the grant. Information with respect to stock options granted under this plan during the years ended December 31, 2014 and 2013 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2012	3,000,000	$0.015
Granted	2,250,000	$0.115
Cancelled	(3,000,000)	$0.145
Exercised	-	$-
Options outstanding at December 31 2013	2,250,000	$0.115
Granted	750,000	$0.054
Cancelled	-	$-
Exercised	-	$-
Options outstanding at December 31, 2014	3,000,000	$0.121

At December 31, 2014 there are no shares reserved for issuance under this plan.

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares. The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant. Information with respect to stock options granted under this plan during the years ended December 31, 2014, and 2013 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2012	8,000,000	$0.095
Granted	-	$-
Cancelled or Expired	-	$-
Exercised	-	$-
Options outstanding at December 31, 2013	8,000,000	$0.095
Granted	-	$-
Cancelled or Expired	-	$-
Exercised	-	$-
Options outstanding at December 31, 2014	8,000,000	$0.095

There are currently no shares reserved for issuance under this plan.

2001 Plan

The 2001 Non-Qualified Stock Option Plan (the "2001 Plan") expired on January 31, 2011. The Company adopted the 2001 Plan on February 1, 2001 and filed Registration Statements on Form S-8 to register 120,000,000 shares of its common stock. Under the 2001 Plan, employees and consultants could have elected to receive their gross compensation in the form of options, exercisable at $0.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. Information with respect to stock options granted under this plan during the years ended December 31, 2014, and 2013 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at December 31, 2012	30,582	$0.001
Granted	-	$0.001
Cancelled	(30,582)	$0.001
Exercised	-	-
Options outstanding at December 31, 2013	-	$-
Cancelled	-	-
Exercised	-	$-
Options outstanding at December 31, 2014	-	$-

There are currently no shares reserved for issuance under this plan.

Fair value of issuances

The fair value of the Company's option grants under the 2012, 2011, and 2002 Plans was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	2014	2013
Expected term (based upon historical experience)	5-6 years	5-6 years
Expected volatility	130.50%	127.95% - 132.84%
Expected dividends	None	None
Risk free interest rate	1.0%-2.0%	1.0%-2.0%

No options were exercised during the year ended December 31, 2014.

The weighted-average grant date fair value of options granted during the year ended December 31, 2014 was $0.06 per share.

For the years ended December 31, 2014 and 2013, the Company recorded share-based compensation expense related to stock options of $247,807 and $367,591 and are included in operating expenses in the accompanying statements of comprehensive loss, respectively.

The Company had an aggregate of $250,845 of unrecognized share-based compensation expense for options outstanding as of December 31, 2014, which is expected to be recognized over a weighted average period of 1.28 years.

Information pertaining to options outstanding and exercisable at December 31, 2014 is as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Number of Shares	Weighted Average Remaining Contractual Life (In Years)
$0.041	5,000,000	7.79	5,000,000	7.79
$0.048	2,000,000	7.94	2,000,000	7.94
$0.054	6,750,000	9.89	3,650,625	9.89
$0.065	5,000,000	7.61	5,000,000	7.61
$0.092	3,500,000	8.39	3,046,250	8.39
$0.145	3,000,000	6.87	3,000,000	6.87
$0.160	750,000	8.97	426,875	8.97
	26,000,000	8.32	22,123,750	8.09

Summary of all stock option plans during the years ended December 31, 2014 and 2013 is as follows:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	18,030,582	$0.083
Granted	4,250,000	0.104
Cancelled	(3,030,582)	0.144
Options exercisable at December 31, 2013	19,250,000	0.078
Granted	6,750,000	0.054
Options outstanding and expected to vest at December 31, 2014	26,000,000	0.072	$8.32	$33,000
Options exercisable at December 31, 2014	22,123,750	$0.073	$8.09	$33,000

NOTE 11. INCOME TAXES

The Company is subject to taxation in the United States, Massachusetts and New Jersey. The provision for income taxes for the years ended December 31, 2014 and 2013 are summarized below:

	December 31,	December 31,
	2014	2013
Current:
Federal	$-	$-
State	2,430	3,650
Total current	2,430	3,650

Deferred:
Federal	(846,000)	3,215,000
State	(424,000)	(174,000)
Change in valuation allowance	1,270,000	(3,041,000)
Total deferred	-	-
Income tax provision (benefit)	$2,430	$3,650

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income provision is as follows:

	December 31,	December 31,
	2014	2013
U.S. federal statutory tax rate	34.00%	34.00%
State tax benefit, net	(0.04)%	(0.21)%
Gain on stock price guarantee	-	13.38%
Other	(0.24)%	(0.01)%
Valuation allowance	(33.92)%	(47.48)%
Effective income tax rate	(0.20)%	(0.32)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
NOL's	$16,311,000	$17,728,000
State taxes	(435,000)	(49,000)
Inventory and other reserves	194,000	22,000
Depreciation and amortization	1,000	(4,000)
Change in value of stock	238,000	-
NQ stock option expense	674,000	556,000
Total deferred tax assets	16,983,000	18,253,000
Valuation allowance	(16,983,000)	(18,253,000)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $1,270,000 in 2014.

As of December 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $45,000,000 which expire beginning in the year 2019. As of December 31, 2014, the Company had net operating loss carryforwards for state income tax purposes of approximately $13,000,000 which expire beginning in the year 2014.

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

NOTE 12. SEGMENT REPORTING

The Company’s operations are classified into two principal reportable segments that provide different products or services. The Company operates in the following two reportable segments:

(a)	Entertainment services, and
(b)	Shipping calculator services.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies.

The following table summarizes segment operating balances for operations by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with GAAP.

	Year ended	Year ended
	December 31,	December 31,
	2014	2013
Net revenue from external customers:
Entertainment services	$647,510	$4,189,674
Shipping calculator services	149,246	162,894
Total net revenue from external customers:	796,756	4,352,568

Operating income (loss) from operations:
Entertainment services	(1,146,290)	(1,525,030)
Shipping calculator services	7,979	32,489
Total operating loss from operations:	(1,138,311)	(1,492,541)

NOTE 13. SUBSEQUENT EVENTS

From January 1, 2015 through the filing date of this Annual Report, the Company issued a total of 4,400,000 shares of common stock for gross proceeds of $195,000.

