Form 10-Q
period 2015-03-31
PAID INC
filed 2015-05-15
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐     No ☒

As of May 15, 2015, the issuer had outstanding 343,774,050 shares of its Common Stock, par value $0.001 per share.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$553,575	$651,318
Accounts receivable, net	91,649	91,574
Other receivables, net	120,338	120,338
Inventories	1,305	1,305
Prepaid expenses and other current assets	34,740	42,567
Advanced royalties, net	82,905	82,905
Total current assets	884,512	990,007

Property and equipment, net	13,964	18,489
Intangible asset, net	4,007	4,242
Deposits and other assets	19,702	23,387

Total assets	$922,185	$1,036,125

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$121,171	$215,707
Capital leases – current portion	13,891	15,223
Accrued expenses	621,805	674,019
Deferred revenues	6,992	7,102
Total current liabilities	763,859	912,051

Long-term liabilities:
Capital leases – net of current portion	131	3,095
Total liabilities	763,990	915,146

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 550,000,000 shares authorized; 343,774,050 and 339,374,050 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	343,774	339,374
Common stock subscribed but not issued	-	25,000
Additional paid-in capital	53,772,286	53,506,353
Accumulated deficit	(53,957,865)	(53,749,748)
Total shareholders' equity	158,195	120,979

Total liabilities and shareholders' equity	$922,185	$1,036,125

See accompanying notes to condensed financial statements

PAID, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues	$41,794	$509,405
Cost of revenues	9,155	369,668
Gross profit	32,639	139,737

Operating expenses	290,830	298,655
Loss from operations	(258,191)	(158,918)

Other income (expense):
Interest income (expense), net	(280)	2,338
Other income	-	1,802
Realized gain on investments in available-
-for-sale securities	-	3,748
Write down of other receivables	-	(55,618)
Gain on settlement of liabilities	-	34,759
Unrealized gain on stock price guarantee	51,310	-
Total other income (expense), net	51,030	(12,971)

Loss before provision for income taxes	(207,161)	(171,889)
Provision for income taxes	956	1,206
Net loss	$(208,117)	$(173,095)

Loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	341,341,828	328,874,050

Net loss	$(208,117)	$(173,095)
Unrealized gain on investments in available-for-sale securities	-	2,800
Total comprehensive loss	$(208,117)	$(170,295)

See accompanying notes to condensed financial statements

PAID, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(208,117)	$(173,095)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	4,760	8,659
Realized loss on investments in available-for-sale securities	-	(3,748)
Write down of other receivables	-	55,618
Gain on settlement of liabilities	-	(34,759)
Share-based compensation	50,333	12,668
Unrealized gain on stock price guarantee	(51,310)	-
Changes in assets and liabilities:
Accounts receivable	(75)	128,417
Other receivables	-	214,759
Inventories	-	(14,761)
Prepaid expenses and other current assets	7,827	(59,632)
Advanced royalties	-	(2,041)
Deposits and other assets	3,685	-
Accounts payable	(94,536)	(307,269)
Accrued expenses	(904)	91,457
Deferred revenues	(110)	38,734
Net cash used in operating activities	(288,447)	(44,993)
Cash flows from investing activities:
Proceeds from sale of investments in available-for-sale securities	-	87,482
Net cash provided by investing activities	-	87,482
Cash flows from financing activities:
Payments on capital leases	(4,296)	(9,981)
Proceeds from issuance of common stock	195,000	-
Net cash provided by (used in) financing activities	190,704	(9,981)
Net change in cash and cash equivalents	(97,743)	32,508

Cash and cash equivalents, beginning of period	651,318	463,285

Cash and cash equivalents, end of period	$553,575	$495,793
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$280	$596
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

Unrealized gain on investments in available-for-sale securities	$-	$2,800
Issuance of previously subscribed common stock	$25,000	$-

See accompanying notes to condensed financial statements

PAID, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

March 31, 2015

Note 1. Organization and Significant Accounting Policies

PAID, Inc. (“PAID” the “Company”, “we”, “us”, “our”) has developed AuctionInc, which is a suite of online shipping tools assisting e-commerce businesses with shipping solutions, inventory management, and auction processing. The product has tools to assist with other aspects of the fulfillment process, but the main purpose of this product is to provide accurate shipping and packaging algorithms that provide customers with the best possible shipping solutions.

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

General Presentation and Basis of Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014 that was filed on March 30, 2015.

In the opinion of Management, the Company has prepared the accompanying unaudited condensed financial statements on the same basis as its audited financial statements, and these unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2015.

Going Concern and Management's Plan

The accompanying unaudited condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. For the three months ended March 31, 2015, the Company reported a net loss of $208,117. The Company has an accumulated deficit of $53,957,865 at March 31, 2015 and used $288,447 of cash and cash equivalents in operations for the three months ended March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has reduced the Company’s losses in the music and entertainment area and focused the Company on its growing patent portfolio and its shipping calculator products. The Company has concluded its relationships within the music industry and is focusing all of its attention towards growing the AuctionInc business. We believe these changes to our business model will lead to improved efficiency, increased margins and a reduction of our operating costs. Going forward the primary focus of PAID is to expand upon and license its intellectual property as well as the sale of our AuctionInc line of shipping calculator products. AuctionInc has recently added several new integrations with e-Commerce platform providers in order to broaden its line of shipping calculator products and increase revenues.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2015.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to the collectability of accounts receivables and other receivables, the valuation of inventories, the recoverability of long-lived assets, the valuation of deferred tax assets and liabilities and the estimated fair value of the royalty and advance guarantees and share-based transactions. Actual results could materially differ from those estimates.

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

At March 31, 2015 and December 31, 2014, the Company’s financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts payable, capital leases, and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, other receivables, accounts payable, capital leases, and accrued expenses approximates fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents. Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2015, the Company had amounts in these accounts in excess of the FDIC limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. Management believes that it has invested in high credit quality institutions for which the Company has not experienced any loss in its accounts and believes it is not exposed to any significant credit risk related to these accounts.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. At both March 31, 2015 and December 31, 2014, the Company has recorded an allowance for doubtful accounts of $38,609, respectively.

For the three months ended March 31, 2015, no revenues from an individual client accounted for more than 10% of total revenues. For the three months ended March 31, 2014, revenues from one client accounted for approximately 86% of total revenues. These revenues were generated from the sales of our line of AuctionInc products, tour merchandise, VIP services, and merchandising and fulfillment services.

Investments in Marketable Securities

The Company accounted for its investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320. The Company determined the appropriate classification of its investments at the time of purchase and reevaluated such designation at each balance sheet date.

The Company classified its investments as available-for-sale securities. Available-for-sale securities are stated at fair value, generally based on market quotes, to the extent they are available. Unrealized gains and losses, net of applicable deferred taxes, are recorded as a component of accumulated other comprehensive income (loss) and reported in shareholders’ equity (deficit). Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in earnings in the statements of comprehensive income (loss). As of December 31, 2014, the Company liquidated its available-for-sale securities.

Other Receivables

Other receivables consist of shares of our common stock held by the Company’s landlord, Carruth Capital which are available-for-sale. As of March 31, 2015 and December 31, 2014, 2,528,091 shares were held by Carruth Capital and were valued at $120,338, respectively, based on the market price of our common stock. The Company records an impairment of these shares when the market price decreases in the accompanying condensed consolidated statements of comprehensive income (loss).  For three months ended March 31, 2015 and 2014, the write down of other receivables was $0 and $55,618, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the three months ended March 31, 2015 and 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenue principally from sales of shopping cart and shipping calculator subscriptions, and other client services.

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

Cost of Revenues

Cost of revenues include data center costs, event tickets, ticketing and venue fees, shipping and handling fees associated with e-commerce sales, merchandise and royalties paid to clients.

Operating Expenses

Operating expenses include indirect related expenses, including credit card processing fees, payroll, travel, facility costs, and other general and administrative expenses.

Advertising

Advertising costs are charged to expense as incurred. For the three months ended March 31, 2015 and 2014, advertising expense totaled $6,224 and $940, respectively. These expenses are included in operating expenses in the accompanying condensed statements of comprehensive loss.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying condensed statements of comprehensive loss for the three months ended March 31, 2015 and 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of March 31, 2015 and 2014, no excess tax benefits for tax deductions related to share-based awards were recognized from stock options exercised in the three months ended March 31, 2015 and 2014 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s accompanying condensed balance sheets at March 31, 2015 and December 31, 2014.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share represent income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock options and have been excluded from the computation of diluted earnings (loss) per share because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

For the three months ended March 31, 2015 and 2014, there were approximately 3,535,000 and 11,962,000, respectively, potentially dilutive shares using the treasury stock method that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the period then ended.

Segment Reporting

The Company reports information about segments of its business in its annual financial statements and reports selected segment information in its quarterly reports. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s two reportable segments, entertainment services and shipping calculator services, are managed separately based on fundamental differences in their operations. For the three months ended March 31, 2015, total revenues from shipping calculator services was $37,337 and total operating loss from operations was ($261,244). For the three months ended March 31, 2014, total revenues from entertainment services and shipping calculator services was $458,463 and $38,656, respectively, and total operating gain (loss) from operations was ($170,109) and $1,853, respectively.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision maker is the President, Chief Executive Officer and Chief Financial Officer.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, "Revenue Recognition". The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In April 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date for reporting periods beginning after December 15, 2016. The Company has not selected a transition method and management is currently assessing the impact the adoption of ASU 2014-09 will have on our condensed financial statements.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statement presentation to conform to the current year financial statement presentation. The reclassifications did not have any effect on reported net losses for any period presented.

 Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2015 (unaudited)	December 31, 2014 (audited)
Payroll and related costs	$1,115	$2,019
Royalties	80,572	80,572
Stock price guarantee	503,422	554,732
Other	36,696	36,696
Total	$621,805	$674,019

Note 3. Commitments and Contingencies

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $0.12 per share.  If the shares are not at the required $0.12 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making a cash payment for the difference between the guaranteed price per share and the fair value of the stock.  As of March 31, 2015 and December 31, 2014, the stock price guarantee was $503,422 and $554,732, respectively, as the Company’s stock price was below $0.12 per share at March 31, 2015 and December 31, 2014, although any required payment would be disputed by the Company. For the three months ended March 31, 2015, the Company recorded an unrealized gain on stock price guarantee of $51,310.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2015, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

The Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH) in the United States District Court for the District of Massachusetts Central Division.  On June 30, 2014, PAID and eBay filed a joint motion to stay the district court litigation pending completion of eBay, Inc.’s petitions for covered business review that were filed with the Patent and Trial and Appeal Board (“PTAB”). On September 30, 2014, the PTAB announced that it had granted petitions filed by eBay, Inc. for covered business method review of PAID’s United States Patent Nos. 8,635,150, 8,521,642, 8,352,357, and 7,930,237, entitled “Method and System for Improved Online Auction.”

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility lease, the Company has agreed to indemnify its lessor for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed balance sheets.

Note 4. Common Stock

Common Stock

During the period ended March 31, 2015, the Company sold 3,900,000 shares of common stock for proceeds of $195,000.

Subscribed and Issued Shares

During the year ended December 31, 2014, the Company sold 500,000 shares of common stock that had not been issued to a shareholder and accordingly, the unissued shares had been reflected as common stock subscribed but not issued in the amount of $25,000 in the accompanying condensed balance sheet as of December 31, 2014. In February 2015, the Company issued the 500,000 shares to the new shareholder.

Share-based Incentive Plans

During the period ended March 31, 2015, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. There were no stock options granted, exercised, canceled or expired during the three months ended March 31, 2015.

Active Plans:

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan"). The purpose of the 2012 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. At March 31, 2015, there are 6,000,000 shares reserved for issuance under this plan.

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), and has filed Registration Statements on Form S-8 to register 30,000,000 shares of its common stock. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10 year contractual term and have vesting periods that range from one hundred percent on the date of grant to one third immediately, one third vesting in 18 months and the final on third vesting in 36 months from the date of the grant. At March 31, 2015, there are no shares reserved for issuance under this plan.

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares. The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant. At March 31, 2015, there are currently no shares reserved for issuance under this plan.

Note 5. Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and have determined that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes thereto.

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the fiscal year ended December 31, 2014 that was filed on March 30, 2015.

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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our financial statements included in our Form 10-K filed on March 30, 2015, as updated and amended in Note 1 of the Notes to Condensed Financial Statements included herein. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014.

The following discussion compares the Company's results of operations for the three months ended March 31, 2015 with those for the three months ended March 31, 2014. The Company's condensed financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended March 31,
	2015	2014	% Change
Merchandising and fulfillment	$4,245	$30,333	(86)%
Client services	212	5,033	(96)%
Shipping calculator services	37,337	38,656	(3)%
Touring revenues	-	435,383	(100)%
Total revenues	$41,794	$509,405	(92)%

Revenues decreased 92% in the first quarter primarily from the decreased client base and the withdrawal from the celebrity service industry.

Merchandising and fulfillment revenues decreased $26,088 or 86% to $4,245 in the first quarter of 2015 compared to $30,333 in 2014. This is a direct result of our withdrawal from the celebrity services industry.

Client services revenues decreased $4,821 or 96% to $212 in the first quarter of 2015 compared to $5,033 in 2014. The decrease was attributable to the change in our business plan as it relates to the services we have provided within the music industry.

Touring revenues decreased $435,383 or 100% to $0 in the first quarter of 2015 compared to $435,383 in 2014. Due to our exit from the celebrity services industry there are no revenues recognized during the first quarter of 2015 when compared to the first quarter of 2014.

Gross Profit

Gross profit decreased $107,098 or 77% in the first quarter of 2015 to $32,639 compared to $139,737 in 2014. Gross margin increased 51 percentage points to 78% from 27% in the first quarter of 2014. The increase in gross margin was mainly due to the increase in the ratio of revenues with regard to AuctionInc, which has a higher gross profit calculation. Going forward, the Company will continue to focus on expanding and licensing its intellectual property. It is to be expected that this service line will be less costly to pursue.

Operating Expenses

Total operating expenses in the first quarter 2015 were $290,830 compared to $298,655 in the first quarter 2014, a decrease of $7,825 or 3%. The decrease is due to the largely due the withdrawal from the celebrity service relationships and decreases in payroll, accounting fees, consulting and related costs.

Net Income (Loss)

The Company realized a net loss in the first quarter of 2015 of ($208,117) compared to a net loss of ($173,095) for the same period in 2014. The loss and income for the first quarter of 2015 and 2014 each represent $0.00 per share.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash and cash equivalents used in operating activities for the three months ended March 31, 2015 and 2014 is as follows:

	2015	2014
Net loss	$(208,117)	$(173,095)
Depreciation and amortization	4,760	8,659
Realized loss on investments in available-for-sale securities	-	(3,748)
Write down of other receivables	-	55,618
Gain on settlement of liabilities	-	(34,759)
Share-based compensation	50,333	12,668
Unrealized gain on stock price guarantee	(51,310)	-
Changes in current assets and liabilities	(84,113)	89,664
Net cash used in operating activities	$(288,447)	$(44,993)

Working Capital and Liquidity

The Company had cash and cash equivalents of $553,575 at March 31, 2015, compared to $651,318 at December 31, 2014. The Company had a working capital of $120,653 at March 31, 2015, an increase of $42,697 compared to $77,956 at December 31, 2014. The decrease in cash and cash equivalents on hand is attributable to the decrease in revenues generated from the celebrity services.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information for this Item 3.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the President and Chief Executive Officer of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified five material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of March 31, 2015, in the opinion of Management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

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

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2014.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2015,  the Company entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with three investors (collectively, the "Investors") relating to the issuance and sale of the Company's common stock in a private placement. The Company sold an aggregate of 3,900,000 shares of common stock (the "Shares") at $0.05 per share, for an aggregate purchase price of $195,000.  The purchases occurred on January 21, 2015 for 500,000 shares, January 27, 2015, for 500,000 shares, February 3, 2015, for 1,000,000 shares, February 9, 2015, for 100,000 shares, February 10, 2015 for 400,000 shares, February 17, 2015, for 400,000 shares, and February 24, 2015, for 1,000,000 shares.  The Company plans to use the net proceeds from the sale of the Shares for sales and marketing, research and development, and general corporate purposes.  The Shares were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Rule 506 of Regulation D promulgated thereunder. The Shares were issued directly by the Company and do not involve a public offering or general solicitation. The Investors in the private placement are "Accredited Investors" as that term is defined in Rule 501 of Regulation D and are acquiring the Shares for investment only and not with a present view toward, or for resale in connection with, the public sale or distribution thereof.

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

PAID, INC.
Registrant

Date:	May 15, 2015	By:	/s/ W. Austin Lewis, IV
W. Austin Lewis, IV, President, CEO and CFO (Principal Executive, Financial and Accounting Officer)

LIST OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

