Form 10-Q
period 2015-06-30
PAID INC
filed 2015-08-14
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐     No ☒

As of August 8, 2015, the issuer had outstanding 343,774,049 shares of its Common Stock, par value $0.001 per share.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$424,113	$651,318
Accounts receivable, net	96,972	91,574
Other receivables, net	120,338	120,338
Inventories	1,305	1,305
Prepaid expenses and other current assets	25,646	42,567
Advanced royalties, net	82,905	82,905
Total current assets	751,279	990,007

Property and equipment, net	10,231	18,489
Intangible asset, net	3,772	4,242
Deposits and other assets	16,017	23,387

Total assets	$781,299	$1,036,125

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$115,489	$215,707
Capital leases – current portion	10,566	15,223
Accrued expenses	642,917	674,019
Deferred revenues	7,736	7,102
Total current liabilities	776,708	912,051

Long-term liabilities:
Capital leases – net of current portion	-	3,095
Total liabilities	776,708	915,146

Commitments and contingencies	-	-

Shareholders’ equity:
Common stock, $0.001 par value, 550,000,000 shares authorized; 343,774,049 shares and 339,374,050 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	343,774	339,374
Common stock subscribed but not issued	-	25,000
Additional paid-in capital	53,822,619	53,506,353
Accumulated deficit	(54,161,802)	(53,749,748)
Total shareholders' equity	4,591	120,979

Total liabilities and shareholders' equity	$781,299	$1,036,125

See accompanying notes to condensed financial statements

PAID, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$51,608	$192,171	$93,402	$701,576
Cost of revenues	10,639	92,651	19,794	462,319
Gross profit	40,969	99,520	73,608	239,257

Operating expenses	223,855	281,057	514,685	579,712
Loss from operations	(182,886)	(181,537)	(441,077)	(340,455)

Other income (expense):
Interest income (expense), net	(206)	(495)	(486)	1,843
Other income	-	84,815	-	86,617
Realized loss on investments in available-
-for-sale securities	-	(83,731)	-	(79,983)
Write down of other receivables	-	(171,910)	-	(227,528)
Gain on settlement of liabilities	-	-	-	34,759
Unrealized gain (loss) on stock price guarantee	(20,845)	(217,208)	30,465	(217,208)
Total other income (expense), net	(21,051)	(388,529)	29,979	(401,500)

Loss before provision for income taxes	(203,937)	(570,066)	(411,098)	(741,955)
Provision for income taxes	—	—	956	1,206
Net loss	$(203,937)	$(570,066)	$(412,054)	$(743,161)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	343,774,050	328,874,050	342,564,658	328,874,050

See accompanying notes to condensed financial statements

PAID, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(412,054)	$(743,161)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	8,728	15,174
Realized loss on investments in available-for-sale securities	-	79,983
Write down of other receivables	-	227,528
Gain on settlement of liabilities	-	(34,759)
Share-based compensation	100,666	25,336
Unrealized gain (loss) on stock price guarantee	(30,465)	217,208
Changes in assets and liabilities:
Accounts receivable	(5,398)	207,522
Other receivables	-	214,759
Prepaid expenses and other current assets	16,921	(4,407)
Advanced royalties	-	(2,042)
Deposits and other assets	7,370	(20,757)
Accounts payable	(100,218)	(336,914)
Accrued expenses	(637)	69,356
Deferred revenues	634	(13,614)
Net cash and cash equivalents used in operating activities	(414,453)	(98,788)
Cash flows from investing activities:
Proceeds from sale of investments in available-for-sale securities	-	157,650
Net cash and cash equivalents provided by investing activities	-	157,650
Cash flows from financing activities:
Payments on capital leases	(7,752)	(13,997)
Proceeds from issuance of common stock	195,000	-
Net cash and cash equivalents provided by (used in) financing activities	187,248	(13,997)
Net change in cash and cash equivalents	(227,205)	44,865

Cash and cash equivalents, beginning of period	651,318	463,285

Cash and cash equivalents, end of period	$424,113	$508,150
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$956	$-
Interest paid	$486	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Issuance of previously subscribed common stock	$25,000	$-

See accompanying notes to condensed financial statements

PAID, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

Note 1. Organization and Significant Accounting Policies

PAID, Inc. (“PAID” the “Company”, “we”, “us”, “our”) has developed AuctionInc, which is a suite of online shipping tools assisting e-commerce businesses with shipping solutions, inventory management, and auction processing. The product has tools to assist with other aspects of the fulfillment process, but the main purpose of this product is to deliver accurate shipping and packaging algorithms that provide customers with the best possible shipping solutions.

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

Going Concern and Management's Plan

The accompanying unaudited condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. For the six months ended June 30, 2015, the Company reported a net loss of $412,054. The Company has an accumulated deficit of $54,161,802 at June 30, 2015 and used $414,453 of cash and cash equivalents in operations for the six months ended June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

At June 30, 2015 and December 31, 2014, the Company’s financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts payable, capital leases, and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, other receivables, accounts payable, capital leases and accrued expenses approximate fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2015, the Company had amounts in these accounts in excess of the FDIC limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. Management believes that it has invested in high credit quality institutions for which the Company has not experienced any loss in its accounts and believes it is not exposed to any significant credit risk related to these accounts.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. At both June 30, 2015 and December 31, 2014, the Company has recorded an allowance for doubtful accounts of $38,609.

For the three months ended June 30, 2015, no revenues from any one individual client accounted for more than 10% of total revenues. For the three months ended June 30, 2014, revenues from three clients accounted for approximately 93% of total revenues. For the six months ended June 30, 2015, no revenues from an individual client accounted for more than 10% of total revenues. For the six months ended June 30, 2014, revenues from three clients accounted for approximately 95% of total revenues. These revenues were generated from the sales of our line of AuctionInc products, tour merchandise, VIP services, and merchandising and fulfillment services.

Investments in Marketable Securities

The Company accounted for its investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320. The Company determined the appropriate classification of its investments at the time of purchase and reevaluated such designation at each balance sheet date.

The Company classified its investments as available-for-sale securities. Available-for-sale securities are stated at fair value, generally based on market quotes, to the extent they are available. Unrealized gains and losses, net of applicable deferred taxes, are recorded as a component of accumulated other comprehensive income (loss) and reported in shareholders’ equity (deficit). Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in earnings in the statements of operations. As of December 31, 2014, the Company liquidated its available-for-sale securities.

Other Receivables

Other receivables consisted of shares of our common stock held by the Company’s landlord, Carruth Capital which are considered available-for-sale. As of June 30, 2015 and December 31, 2014, 2,528,091 shares were held by Carruth Capital and were valued at $120,338 based on the market price of our common stock. The Company records an impairment of these shares when the market price decreases in the accompanying condensed statements of operations.  For the three months ended June 30, 2015 and 2014, the write down of other receivables was $0 and 171,910 respectively. For the six months ended June 30, 2015 and 2014, the write down of other receivables was $0 and $227,528 respectively.

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

Advanced Royalties

Advanced royalties represent amounts the Company has advanced to certain clients and are recoupable against future royalties earned by the clients. Advances are issued in either cash or shares of the Company’s common stock and advanced amounts are calculated based on the clients’ projected earning potential over a fixed period of time. Advances made by issuing stock or common stock options are recorded at their fair value on the date of issue. If the shares do not reach the required price per share, the Company has the option of issuing additional shares or making cash payment of the difference between the sales price and the fair value of the stock. The Company records a liability for the difference between the fair value of the stock and the guaranteed sales price amount. The change in fair value of the stock price guarantee is recorded in the accompanying condensed statements of operations.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the six months ended June 30, 2015 and 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

For shipping calculator revenues the Company recognizes subscription revenue on a monthly basis. Customers’ renewal dates are based on their date of installation and registration of the shipping calculator line of products. Payments are made via credit card for the month preceding the service and are recorded as deferred revenues until the service has been provided.

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

Advertising

Advertising costs are charged to expense as incurred. For the three months ended June 30, 2015 and 2014, advertising expense totaled $6,878 and $1,695, and for the six months ended June 30, 2015 and 2014, advertising expense totaled $13,102 and $2,635, respectively. These expenses are included in operating expenses in the accompanying condensed statements of operations.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying condensed statements of operations for the six months ended June 30, 2015 and 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of June 30, 2015 and 2014, no excess tax benefits for tax deductions related to share-based awards were recognized from stock options exercised in the six months ended June 30, 2015 and 2014 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s accompanying condensed balance sheets at June 30, 2015 and December 31, 2014.

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

For the three and six months ended June 30, 2015, there were approximately 1,406,000 and 2,538,000, respectively, potentially dilutive shares using the treasury stock method that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the period then ended.

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

The following table compares total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Entertainment	$10,188	$154,885	$14,645	$625,633
Shipping calculator	41,420	37,286	78,757	75,943
Total revenue	51,608	192,171	93,402	701,576

The following table compares total income (loss) from operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Entertainment	$(163,698)	$(183,975)	$(381,653)	$(344,746)
Shipping calculator	(19,188)	2,438	(59,424)	4,291
Total loss from operations	(182,886)	(181,537)	(441,077)	(340,455)

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes the revenue recognition requirements in FASB Topic 605, "Revenue Recognition". The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB approved amendments deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitting early adoption of the standard, but not before the original effective date for reporting periods beginning after December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative –effect adjustment as of the date of adoption. The Company has not selected a transition method and management is currently assessing the impact the adoption of ASU 2014-09 will have on our condensed financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern”. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our condensed financial statements.

Reclassifications

Certain reclassifications have been made to the prior period financial statement presentation to conform to the current period financial statement presentation. The reclassifications did not have any effect on reported net losses for any period presented.

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2015 (unaudited)	December 31, 2014 (audited)
Payroll and related costs	$1,170	$2,019
Royalties	80,572	80,572
Stock price guarantee	524,267	554,732
Other	36,908	36,696
Total	$642,917	$674,019

Note 3. Commitments and Contingencies

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $0.12 per share.  If the shares are not at the required $0.12 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making a cash payment for the difference between the guaranteed price per share and the fair value of the stock.  As of June 30, 2015 and December 31, 2014, the stock price guarantee was $524,267 and $554,732, respectively, as the Company’s stock price was below $0.12 per share at June 30, 2015 and December 31, 2014, although any required payment would be disputed by the Company. For the six months ended June 30, 2015 and 2014, the Company recorded an unrealized gain (loss) on stock price guarantee of $30,465 and ($217,208), respectively.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of June 30, 2015, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

The Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH) in the United States District Court for the District of Massachusetts Central Division.  On June 30, 2014, PAID and eBay, Inc. filed a joint motion to stay the district court litigation pending completion of eBay, Inc.’s petitions for covered business review that were filed with the Patent and Trial and Appeal Board (“PTAB”). On September 30, 2014, the PTAB announced that it had granted petitions filed by eBay, Inc. for covered business method review of PAID’s United States Patent Nos. 8,635,150, 8,521,642, 8,352,357, and 7,930,237, entitled “Method and System for Improved Online Auction.” On June 9, 2015, PAID and eBay, Inc. presented oral arguments to the Patent Trials Appeals Board. The ruling is expected to be announced by September 30, 2015.

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

Note 4. Common Stock

Common Stock

During the six months ended June 30, 2015, the Company sold 3,900,000 shares of common stock for proceeds of $195,000.

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

Share-based Incentive Plans

During the period ended June 30, 2015, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. There were no stock options granted, exercised, canceled or expired during the six months ended June 30, 2015.

Active Plans:

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan"). The purpose of the 2012 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. At June 30, 2015, there are 6,000,000 shares reserved for issuance under this plan.

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), and has filed Registration Statements on Form S-8 to register 30,000,000 shares of its common stock. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10 year contractual term and have vesting periods that range from one hundred percent on the date of grant to one third immediately, one third vesting in 18 months and the final on third vesting in 36 months from the date of the grant. At June 30, 2015, there are no shares reserved for issuance under this plan.

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares. The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant. At June 30, 2015, there are currently no shares reserved for issuance under this plan.

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

Results of Operations

Comparison of the three and six months ended June 30, 2015 and 2014.

The following discussion compares the Company's results of operations for the three months ended June 30, 2015 with those for the three months ended June 30, 2014. The Company's condensed financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended June 30,
	2015	2014	% Change
Merchandising and fulfillment	$10,019	$67,390	(85)%
Client services	169	673	(75)%
Shipping calculator services	41,420	37,286	11%
Touring revenues	-	86,822	(100)%
Total revenues	$51,608	$192,171	(73)%

Revenues decreased 73% in the second quarter primarily from the decreased client base and the withdrawal from the celebrity service industry.

Merchandising and fulfillment revenues decreased $57,371 or 85% to $10,019 in the second quarter of 2015 compared to $67,390 in 2014. This decrease is a direct result of our withdrawal from the celebrity services industry.

Client services revenues decreased $504 or 75% to $169 in the second quarter of 2015 compared to $673 in 2014. The decrease was attributable to the change in our business plan as it relates to the services we have provided within the music industry.

Shipping calculator services revenue increased $4,134 or 11% to $41,420 in the second quarter of 2015 Compared to $37,286.  The increase was largely due to the addition of newly developed products for the AuctionInc platform and a price increase for new products that went into effect on April 1, 2015.

Touring revenues decreased $86,822 or 100% to $0 in the second quarter of 2015 compared to $86,822 in 2014. Due to our exit from the celebrity services industry there are no revenues recognized during the second quarter of 2015 when compared to the second quarter of 2014.

Gross Profit

Gross profit decreased $58,551 or 59% in the second quarter of 2015 to $40,969 compared to $99,520 in 2014. Gross margin increased 27 percentage points to 79% from 52% in the second quarter of 2014. The increase in gross margin was mainly due to the increase in the ratio of revenues with regard to AuctionInc, which has a higher gross profit calculation. Going forward, the Company will continue to focus on expanding and licensing its intellectual property. It is to be expected that this service line will be less costly to pursue.

Operating Expenses

Total operating expenses in the second quarter 2015 were $223,855 compared to $281,057 in the second quarter 2014, a decrease of $57,202 or 20%. The decrease is due to the largely due the withdrawal from the celebrity service relationships and decreases in payroll, accounting fees, consulting and related costs.

Net Loss

The Company realized a net loss in the second quarter of 2015 of ($203,937) compared to a net loss of ($570,066) for the same period in 2014. The loss for the second quarter of 2015 and 2014 each represent $0.00 per share.

Revenues

The following table compares total revenue for the periods indicated.

	Six months Ended June 30,
	2015	2014	% Change
Merchandising and fulfillment	$14,264	$97,722	(85)%
Client services	381	5,706	(93)%
Shipping calculator services	78,757	75,943	4%
Touring revenues	-	522,205	(100)%
Total revenues	$93,402	$701,576	(87)%

Revenues decreased 87% primarily from the decreased client base and the withdrawal from the celebrity service industry.

Merchandising and fulfillment revenues decreased $83,458 or 85% to $14,264 compared to $97,722 in 2014. This decrease is a direct result of our withdrawal from the celebrity services industry.

Client services revenues decreased $5,325 or 93% to $381 compared to $5,706 in 2014. The decrease was attributable to the change in our business plan as it relates to the services we have provided within the music industry.

Shipping calculator services revenue increased $2,814 or 4% to $78,757 compared to $75,943 in 2014.  This increase is due do the additional products developed for the AuctionInc platform and the increase in the client base.

Touring revenues decreased $522,205 or 100% to $0 compared to $522,205 in 2014. Due to our exit from the celebrity services industry there are no revenues recognized in 2015 when compared to 2014.

Gross Profit

Gross profit decreased $165,649 or 69% to $73,608 compared to $239,257 in 2014. Gross margin increased 45 percentage points to 79% from 34% in 2014. The increase in gross margin was mainly due to the increase in the ratio of revenues with regard to AuctionInc, which has a higher gross profit calculation. Going forward, the Company will continue to focus on expanding and licensing its intellectual property. It is to be expected that this service line will be less costly to pursue.

Operating Expenses

Total operating expenses in 2015 were $514,685 compared to $579,712 in 2014, a decrease of $65,027 or 11%. This is largely due the withdrawal from the celebrity service relationships and decreases in payroll, accounting fees, consulting and related costs.

Net Loss

The Company realized a net loss in 2015 of ($412,054) compared to a net loss of ($743,161) for the same period in 2014. The loss for 2015 and 2014 each represent $0.00 per share.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash and cash equivalents used in operating activities for the six months ended June 30, 2015 and 2014 is as follows:

	2015	2014
Net loss	$(412,054)	$(743,161)
Depreciation and amortization	8,728	15,174
Realized loss on investments in available-for-sale securities	-	79,983
Write down of other receivables	-	227,528
Gain on settlement of liabilities	-	(34,759)
Share-based compensation	100,666	25,336
Unrealized gain (loss) on stock price guarantee	(30,465)	217,208
Changes in current assets and liabilities	(81,328)	113,903
Net cash used in operating activities	$(414,453)	$(98,788)

Working Capital and Liquidity

The Company had cash and cash equivalents of $424,113 at June 30, 2015, compared to $651,318 at December 31, 2014. The Company had a negative working capital of ($25,429) at June 30, 2015, a decrease of $103,385 compared to $77,956 at December 31, 2014. The decrease in cash and cash equivalents on hand is attributable to the decrease in revenues generated from the celebrity services.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the President and Chief Executive Officer of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified five material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of June 30, 2015, in the opinion of Management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

The Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH) in the United States District Court for the District of Massachusetts Central Division.  On June 30, 2014, PAID and eBay, Inc. filed a joint motion to stay the district court litigation pending completion of eBay’s petitions for covered business review that were filed with the Patent and Trial and Appeal Board (“PTAB”). On September 30, 2014 the PTAB announced that it had granted petitions filed by eBay, Inc. for covered business method review of PAID’s United States Patent Nos. 8,635,150, 8,521,642, 8,352,357, and 7,930,237, entitled “Method and System for Improved Online Auction.” On June 9, 2015, PAID and eBay, Inc. presented oral arguments to the Patent Trials Appeals Board. The ruling is expected to be announced by September 30, 2015.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2014.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAID, INC.
Registrant

Date:	August 14, 2015	By:	/s/ W. Austin Lewis, IV
W. Austin Lewis, IV, President, CEO and CFO (Principal Executive, Financial and Accounting Officer)

LIST OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)