Form 10-Q
period 2015-09-30
PAID INC
filed 2015-11-10
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐     No ☒

As of November 10, 2015, the issuer had outstanding 343,774,049 shares of its Common Stock, par value $0.001 per share.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$313,673	$651,318
Accounts receivable, net	91,647	91,574
Other receivables, net	11,377	120,338
Inventories	1,305	1,305
Prepaid expenses and other current assets	16,606	42,567
Advanced royalties, net	82,905	82,905
Total current assets	517,513	990,007

Property and equipment, net	9,532	18,489
Intangible asset, net	3,537	4,242
Deposits and other assets	12,332	23,387

Total assets	$542,914	$1,036,125

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$128,956	$215,707
Capital leases – current portion	7,027	15,223
Accrued expenses	1,015,790	674,019
Deferred revenues	6,213	7,102
Total current liabilities	1,157,986	912,051

Long-term liabilities:
Capital leases – net of current portion	-	3,095
Total liabilities	1,157,986	915,146

Commitments and contingencies	-	-

Shareholders’ (deficit) equity:
Common stock, $0.001 par value, 550,000,000 shares authorized; 343,774,049 shares and 339,374,050 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	343,774	339,374
Common stock subscribed but not issued	-	25,000
Additional paid-in capital	53,872,952	53,506,353
Accumulated deficit	(54,831,798)	(53,749,748)
Total shareholders' (deficit) equity	(615,072)	120,979

Total liabilities and shareholders' (deficit) equity	$542,914	$1,036,125

See accompanying notes to condensed financial statements

PAID, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$46,191	$48,340	$139,593	$749,916
Cost of revenues	12,676	10,502	32,470	485,018
Gross profit	33,515	37,838	107,123	264,898

Operating expenses	218,377	213,645	733,062	781,160
Loss from operations	(184,862)	(175,807)	(625,939)	(516,262)

Other income (expense):
Interest income (expense), net	(148)	(425)	(634)	1,418
Other income	-	350	-	86,967
Realized loss on investments in available-for-sale securities	-	-	-	(79,983)
Write down of other receivables	(108,961)	(50,561)	(108,961)	(278,089)
Gain on settlement of liabilities	-	-	-	34,759
Unrealized loss on stock price guarantee	(376,007)	(157,939)	(345,542)	(375,147)
Total other expense, net	(485,116)	(208,575)	(455,137)	(610,075)

Loss before provision for income taxes	(669,978)	(384,382)	(1,081,076)	(1,126,337)
Provision for income taxes	18	2,765	974	3,971
Net loss	$(669,996)	$(387,147)	$(1,082,050)	$(1,130,308)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	343,774,049	328,874,050	342,972,218	328,874,050

See accompanying notes to condensed financial statements

PAID, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(1,082,050)	$(1,130,308)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	9,662	20,620
Realized loss on investments in available-for-sale securities	-	79,983
Write down of other receivables	108,961	278,089
Gain on settlement of liabilities	-	(34,759)
Share-based compensation	150,999	38,004
Unrealized loss on stock price guarantee	345,542	375,147
Changes in assets and liabilities:
Accounts receivable	(73)	225,799
Other receivables	-	214,759
Prepaid expenses and other current assets	25,961	8,936
Advanced royalties	-	(2,042)
Deposits and other assets	11,055	(17,072)
Accounts payable	(86,751)	(347,555)
Accrued expenses	(3,771)	(11,193)
Deferred revenues	(889)	(13,614)
Net cash and cash equivalents used in operating activities	(521,354)	(315,206)
Cash flows from investing activities:
Proceeds from sale of investments in available-for-sale securities	-	157,650
Net cash and cash equivalents provided by investing activities	-	157,650
Cash flows from financing activities:
Payments on capital leases	(11,291)	(18,104)
Proceeds from issuance of common stock	195,000	-
Net cash and cash equivalents provided by (used in) financing activities	183,709	(18,104)
Net change in cash and cash equivalents	(337,645)	(175,660)

Cash and cash equivalents, beginning of period	651,318	463,285

Cash and cash equivalents, end of period	$313,673	$287,625
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$974	$3,971
Interest paid	$634	$920
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Issuance of previously subscribed common stock	$25,000	$-

See accompanying notes to condensed financial statements

PAID, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

September 30, 2015

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

Going Concern and Management's Plan

The accompanying unaudited condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. For the nine months ended September 30, 2015, the Company reported a net loss of $1,082,050. The Company has an accumulated deficit of $54,831,798 at September 30, 2015 and used $521,354 of cash and cash equivalents in operations for the nine months ended September 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has reduced the Company’s losses in the music and entertainment area and focused the Company on its growing patent portfolio and its shipping calculator products. The Company has concluded its relationships within the music industry and is focusing all of its attention towards growing the AuctionInc business. We believe these changes to our business model will lead to improved efficiency, increased margins and a reduction of our operating costs. Going forward the primary focus of PAID is to sell our AuctionInc line of shipping calculator products. AuctionInc has recently added several new integrations with e-commerce platform providers in order to broaden its line of shipping calculator products and increase revenues.

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

At September 30, 2015 and December 31, 2014, the Company’s financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts payable, capital leases, and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, other receivables, accounts payable, capital leases and accrued expenses approximate fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2015, the Company had amounts in these accounts in excess of the FDIC limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. Management believes that it has invested in high credit quality institutions for which the Company has not experienced any loss in its accounts and believes it is not exposed to any significant credit risk related to these accounts.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. At both September 30, 2015 and December 31, 2014, the Company has recorded an allowance for doubtful accounts of $38,609.

For the three months ended September 30, 2015, no revenues from any one individual client accounted for more than 10% of total revenues. For the three months ended September 30, 2014, revenues from two clients accounted for approximately 96% of total revenues. For the nine months ended September 30, 2015, no revenues from any one individual client accounted for more than 10% of total revenues. For the nine months ended September 30, 2014, revenues from two clients accounted for approximately 85% of total revenues. These revenues were generated from the sales of our line of AuctionInc products, tour merchandise, VIP services, and merchandising and fulfillment services.

Other Receivables

Other receivables consisted of shares of our common stock held by the Company’s landlord, Carruth Capital which are considered available-for-sale. As of September 30, 2015 and December 31, 2014, 2,528,091 shares were held by Carruth Capital and were valued at $11,377 and $120,338, respectively, based on the market price of our common stock. The Company records an impairment of these shares when the market price decreases in the accompanying condensed statements of operations.  For the three months ended September 30, 2015 and 2014, the write down of other receivables was $108,961 and $50,561 respectively. For the nine months ended September 30, 2015 and 2014, the write down of other receivables was $108,961 and $278,089 respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the nine months ended September 30, 2015 and 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

For sales of merchandise owned and warehoused by the Company, the Company is responsible for conducting the sale, billing the customer, shipping the merchandise to the customer, processing customer returns and collecting accounts receivable. The Company recognizes revenue upon verification of the credit card transaction and shipment of the merchandise, discharging all obligations of the Company with respect to the transaction. During 2013 the Company moved its merchandising operations to Music City Networks (“MCN”) in Nashville, TN. Under our agreement with MCN, revenues are recognized by means of a profit split calculation, payable as a commission due to the Company.

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

Advertising

Advertising costs are charged to expense as incurred. For the three months ended September 30, 2015 and 2014, advertising expense totaled $7,180 and $14, respectively, and for the nine months ended September 30, 2015 and 2014, advertising expense totaled $20,282 and $2,649, respectively. These expenses are included in operating expenses in the accompanying condensed statements of operations.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying condensed statements of operations for the nine months ended September 30, 2015 and 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of September 30, 2015 and 2014, no excess tax benefits for tax deductions related to share-based awards were recognized from stock options exercised in the nine months ended September 30, 2015 and 2014 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s accompanying condensed balance sheets at September 30, 2015 and December 31, 2014.

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

For the three and nine months ended September 30, 2015, there were approximately 400,000 and 1,583,000, respectively, potentially dilutive shares using the treasury stock method that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the period then ended.

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

The following table compares total revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Entertainment	$6,398	$11,346	$21,044	$636,979
Shipping calculator	39,793	36,994	118,549	112,937
Total revenue	46,191	48,340	139,593	749,916

The following table compares total loss from operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Entertainment	$4,572	$6,968	$15,078	$(337,778)
Shipping calculator	(189,434)	(182,775)	(641,017)	(178,484)
Total loss from operations	(184,862)	(175,807)	(625,939)	(516,262)

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

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2015 (unaudited)	December 31, 2014 (audited)
Payroll and related costs	$1,755	$2,019
Royalties	80,572	80,572
Stock price guarantee	900,274	554,732
Other	33,189	36,696
Total	$1,015,790	$674,019

Note 3. Commitments and Contingencies

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $0.12 per share.  If the shares are not at the required $0.12 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making a cash payment for the difference between the guaranteed price per share and the fair value of the stock.  As of September 30, 2015 and December 31, 2014, the stock price guarantee was $900,274 and $554,732, respectively, as the Company’s stock price was below $0.12 per share at September 30, 2015 and December 31, 2014, although any required payment would be disputed by the Company. For the three months ended September 30, 2015 and 2014, the Company recorded an unrealized loss on stock price guarantee of ($376,007) and ($157,939), respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded an unrealized loss on stock price guarantee of ($345,542) and ($375,147), respectively.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2015, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

The Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH) in the United States District Court for the District of Massachusetts Central Division.  On June 30, 2014, PAID and eBay, Inc. filed a joint motion to stay the district court litigation pending completion of eBay, Inc.’s petitions for covered business review that were filed with the Patent and Trial and Appeal Board (“PTAB”). On September 30, 2014, the PTAB announced that it had granted petitions filed by eBay, Inc. for covered business method review of PAID’s United States Patent Nos. 8,635,150, 8,521,642, 8,352,357, and 7,930,237, entitled “Method and System for Improved Online Auction.” On June 9, 2015, PAID and eBay, Inc. presented oral arguments to the Patent Trials Appeals Board. The results of the PTAB review were received on September 16, 2015 by PAID, Inc. and its counsel. The PTAB has entered a final ruling and has determined the claims have failed to claim patent eligible subject matter.

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

Note 4. Common Stock

Common Stock

During the nine months ended September 30, 2015, the Company sold 3,900,000 shares of common stock for proceeds of $195,000.

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

Share-based Incentive Plans

During the period ended September 30, 2015, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. There were no stock options granted, exercised, canceled or expired during the nine months ended September 30, 2015.

Active Plans:

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan"). The purpose of the 2012 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. At September 30, 2015, there are 6,000,000 shares reserved for issuance under this plan.

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), and has filed Registration Statements on Form S-8 to register 30,000,000 shares of its common stock. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.001 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10 year contractual term and have vesting periods that range from one hundred percent on the date of grant to one third immediately, one third vesting in 18 months and the final one third vesting in 36 months from the date of the grant. At September 30, 2015, there are no shares reserved for issuance under this plan.

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 30,000,000 shares. The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant. At September 30, 2015, there are currently no shares reserved for issuance under this plan.

Note 5. Subsequent Events

On October 7, 2015, the Company, through a newly formed limited liability company named PAID Run, LLC, entered into an asset purchase agreement to purchase assets related to BeerRun Software and SpiritRun Software and related intellectual property owned by SWK Technologies, Inc. and OpCenter LLC (unrelated third parties). The purchase price for the assets was $285,000 cash, which include all of the client lists, along with all rights, benefits and privileges associated with the software and intellectual property, associated contracts, and books and records.

On October 7, 2015, the Company amended its Certificate of Incorporation to affect a 50:1 reverse stock split, whereby every 50 shares of the Company’s common stock is converted automatically into 1 share. The amendment also reduced the total authorized shares of common stock from 550,000,000 to 11,000,000. As of the date of filing this Form 10-Q, the Company has not completed the process with FINRA to effectuate the reverse stock split.

From October 1, 2015 through the filing date of this quarterly report on Form 10-Q, the Company accepted stock subscription agreements from various investors for the purchase of 102,857,142 shares of common stock at $0.00175 per share, plus 5-year warrants for the purchase of 102,857,142 shares at $0.00175 per share each on a pre-reverse stock split basis, in a private placement. The Company received total proceeds of $180,000. These shares of common stock have not been issued due to our pending reverse stock split, as noted above.

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and have determined that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes thereto, other than as disclosed herein.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2015 and 2014.

The following discussion compares the Company's results of operations for the three months ended September 30, 2015 with those for the three months ended September 30, 2014. The Company's condensed financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended September 30,
	2015	2014	% Change
Merchandising and fulfillment	$6,297	$10,859	(42)%
Client services	101	487	(79)%
Shipping calculator services	39,793	36,994	8%
Total revenues	$46,191	$48,340	(4)%

Revenues decreased 4% in the third quarter primarily from the reduction in fulfillment revenues related to third party auction sales.

Merchandising and fulfillment revenues decreased $4,562 or 42% to $6,297 in the third quarter of 2015 compared to $10,859 in 2014. This decrease is a result of our limited third party auction sales.

Client services revenues decreased $386 or 79% to $101 in the third quarter of 2015 compared to $487 in 2014. The decrease was attributable to the change in our business plan as it relates to the services we have provided within the music industry.

Shipping calculator services revenue increased $2,799 or 8% to $39,793 in the third quarter of 2015 compared to $36,994.  The increase was largely due to the addition of newly developed products for the AuctionInc platform and a price increase for new products that went into effect on April 1, 2015.

Gross Profit

Gross profit decreased $4,323 or 11% in the third quarter of 2015 to $33,515 compared to $37,838 in 2014. Gross margin decreased 5 percentage points to 73% from 78% in the third quarter of 2014. The decrease in gross margin was mainly due to the increase in the data center expense allocation with regard to AuctionInc.

Operating Expenses

Total operating expenses in the third quarter 2015 were $218,377 compared to $213,645 in the third quarter 2014, an increase of $4,732 or 2%. The increase is due to the additional marketing and advertising associated with the release of new products for AuctionInc.

Other Expense, net

Net other expense in the third quarter of 2015 was $485,116 compared to $208,575 in the same period of 2014, an increase of $276,541 or 133%. This is primarily attributable to the write-down of other receivables of $108,961 in the third quarter of 2015 compared to $50,561 in the same period of 2014 and the unrealized loss on stock price guarantee of $376,007 in the third quarter of 2015 compared to $157,939 in the same period of 2014. The additional expense related to the stock price guarantee recorded in the third quarter of 2015 is due to decreases in the market price of our common stock.

Net Loss

The Company realized a net loss in the third quarter of 2015 of ($669,996) compared to a net loss of ($387,147) for the same period in 2014. The loss for the third quarter of 2015 and 2014 each represent $0.00 per share.

Revenues

The following table compares total revenue for the periods indicated.

	Nine months Ended September 30,
	2015	2014	% Change
Merchandising and fulfillment	$20,562	$108,581	(81)%
Client services	482	6,193	(92)%
Shipping calculator services	118,549	112,937	5%
Touring revenues	-	522,205	(100)%
Total revenues	$139,593	$749,916	(81)%

Revenues decreased 81% primarily from the decreased client base and the withdrawal from the celebrity service industry.

Merchandising and fulfillment revenues decreased $88,019 or 81% to $20,562 compared to $108,581 in 2014. This decrease is a direct result of our withdrawal from the celebrity services industry.

Client services revenues decreased $5,711 or 92% to $482 compared to $6,193 in 2014. The decrease was attributable to the change in our business plan as it relates to the services we have provided within the music industry.

Shipping calculator services revenue increased $5,612 or 5% to $118,549 compared to $112,937 in 2014.  This increase is due to sales of the additional products developed for the AuctionInc platform and the increase in the client base.

Touring revenues decreased $522,205 or 100% to $0 compared to $522,205 in 2014. Due to our exit from the celebrity services industry there are no revenues recognized in 2015 when compared to 2014.

Gross Profit

Gross profit decreased $157,775 or 60% to $107,123 compared to $264,898 in 2014. Gross margin increased 42 percentage points to 77% from 35% in 2014. The increase in gross margin was mainly due to the increase in the ratio of revenues with regard to AuctionInc, which has a higher gross profit percentage.

Operating Expenses

Total operating expenses in 2015 were $733,062 compared to $781,160 in 2014, a decrease of $48,098 or 6%. This is largely due the withdrawal from the celebrity service relationships and decreases in payroll, accounting fees, consulting and related costs.

Other Expense, net

Net other expense in 2015 was $455,137 compared to $610,075 in the same period of 2014, a decrease of $154,938 or 25%. This is primarily attributable to the write-down of other receivables of $108,961 in 2015 compared to $278,089 in the same period of 2014 and the unrealized loss on stock price guarantee of $345,542 in 2015 compared to $375,147 in the same period of 2014. The decrease in other expense recorded in 2015 is due to decreases in the market price of our common stock without any offset of other income or gain on settlement of liabilities as was the case in 2014.

Net Loss

The Company realized a net loss in 2015 of ($1,082,050) compared to a net loss of ($1,130,308) for the same period in 2014. The loss for 2015 and 2014 each represent $0.00 per share.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents used in operating activities for the nine months ended September 30, 2015 and 2014 is as follows:

	2015	2014
Net loss	$(1,082,050)	$(1,130,308)
Depreciation and amortization	9,662	20,620
Realized loss on investments in available-for-sale securities	-	79,983
Write down of other receivables	108,961	278,089
Gain on settlement of liabilities	-	(34,759)
Share-based compensation	150,999	38,004
Unrealized loss on stock price guarantee	345,542	375,147
Changes in current assets and liabilities	(54,468)	58,018
Net cash used in operating activities	$(521,354)	$(315,206)

Cash Flows from Financing Activities

Cash and cash equivalents provided by (used in) financing activities were $183,709 and ($18,104) for the nine months ended September 30, 2015 and 2014, respectively. During 2015, the Company received proceeds of $195,000 from the issuance of common stock, offset by payments on capital lease obligations of $11,291. During 2014, the Company made payments on capital lease obligations of $18,104.

Working Capital and Liquidity

The Company had cash and cash equivalents of $313,673 at September 30, 2015, compared to $651,318 at December 31, 2014. The Company had a negative working capital of ($640,473) at September 30, 2015, a decrease of $718,429 compared to $77,956 at December 31, 2014. The decrease in cash and cash equivalents on hand is attributable to the decrease in revenues generated from the celebrity services.

From October 1, 2015 through the filing date of this quarterly report on Form 10-Q, the Company accepted stock subscription agreements from various investors for the purchase of 102,857,142 shares of common stock at $0.00175 per share, plus 5-year warrants for the purchase of 102,857,142 shares at $0.00175 per share on a pre-reverse stock split basis, in a private placement. The Company received total proceeds of $180,000. These shares of common stock have not been issued due to our pending 50:1 reverse stock split.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, including the President and Chief Executive Officer of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified five material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of September 30, 2015, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

The Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH) in the United States District Court for the District of Massachusetts Central Division.  On June 30, 2014, the Company and eBay, Inc. filed a joint motion to stay the district court litigation pending completion of eBay’s petitions for covered business review that were filed with the Patent and Trial and Appeal Board (“PTAB”). On September 30, 2014 the PTAB announced that it had granted petitions filed by eBay, Inc. for covered business method review of the Company’s United States Patent Nos. 8,635,150, 8,521,642, 8,352,357, and 7,930,237, entitled “Method and System for Improved Online Auction.” On June 9, 2015, the Company and eBay, Inc. presented oral arguments to the Patent Trials Appeals Board. The results of the PTAB review were received on September 16, 2015 by the Company and its counsel. The PTAB has entered a final ruling and has determined the claims have failed to claim patent eligible subject matter.

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

PAID, INC.
Registrant

Date: November 10, 2015	By:	/s/ W. Austin Lewis, IV
W. Austin Lewis, IV, President, CEO and CFO (Principal Executive, Financial and Accounting Officer)

LIST OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)