Form 10-K
period 2015-12-31
PAID INC
filed 2016-03-30
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015 or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                     For the transition period from _____________________ to ______________________

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
Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated Filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Over-the-Counter Bulletin Board on June 30, 2015 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $9,263,614

  As of March 30, 2016, the registrant had 10,989,608 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index

PAID, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

-i-

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

For example, the Company's ability to achieve positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company's inability to successfully implement the Company's business and revenue model, higher costs than anticipated, the Company's inability to sell its products and services to a sufficient number of customers, the introduction of competing products by others, the Company's inability to complete development of its core products, the failure of the Company's operating systems, and the Company's inability to increase its revenues as rapidly as anticipated. If the Company is not profitable in the future, it will not be able to continue its business operations.

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

BeerRun Software.  BeerRun Software is a brewery management and Alcohol and Tobacco Tax and Trade Bureau tax reporting software.  Small craft brewers can utilize the product to manage brewery schedules, inventory, packaging, sales and purchasing.  Tax reporting can be processed with a single click and is fully customizable by state or providence.  The software is designed to integrate with QuickBooks accounting platforms by using our powerful sync engine.  We currently offer two versions of the software BeerRun and BeerRun Light which excludes some of the enhanced features of BeerRun without disrupting the core functionality of the software.  Additional features include Brewpad and Kegmaster and can be added on to the base product.  Craft brewing is on the rise in the United States and we feel that there is a large potential to grow this portion of our business.

SpiritRun is a product of BeerRun and is designed specifically for distilleries.  This product was recently released and we feel that there with additional marketing and visibility in the distillery industry.  SpiritRun has the right core resources to be a valuable tool in distilleries around the United States.

Business Strategy

Our mission is to grow our product lines and services related to our shipping and tax calculators as well as our brewery management products.

Our strategy during 2015 was to develop our shipping calculator line of products by providing accurate real-time shipping rates for multiple shopping cart platforms available on the internet.  These products are built on our web service API (Application Process Interface) and are available as a stand-alone product for single sellers or integrators. Our development of new integrations with third party shopping carts such as X-Cart5, Ready, WP eCommerce and JigoShop have contributed significantly to the growth of AuctionInc in 2015.  Additionally we feel that there are a large number of cart platforms offered via the Word Press channel that are in need of our shipping calculator technologies.

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

With the number of small craft breweries in excess of 4,000 in the United States we recognize there needs to be a product that allows brewers to manage their operations and integrate the results into QuickBooks.  BeerRun Light was launched in November 2015 to further assist smaller and start-up breweries with the management of their operations.  The new product provides all of the core functionality without many of the advanced features of the parent product.  The success of BeerRun Light continues to grow and is becoming a significant part of the BeerRun line of products.

The business strategy described above is intended to enhance our opportunities in the online e-commerce market.  However, there are a number of factors that may impact our plans and inhibit our success.  See “Risk Factors” included in Item 1A.  Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Marketing and Sales

Successful branding of our corporate identity and services is the key to our success.  We changed our name to PAID, Inc. at the end of 2003 and continue to use AuctionInc.com as its primary identifier.  BeerRun as a brand was in existence prior to our purchase and we have continued to market and recognize the value of the product.

The Company will continue to market AuctionInc and BeerRun throughout 2016 and beyond.  Based on experience with existing partnerships that promote AuctionInc, the Company believes that creating partnerships is an effective marketing tool to promote and encourage new registrations.  The new products offered by AuctionInc are most easily viewed in the Word Press repository.  As we grow the product line the visibility of our offerings increases and our download rates and success of conversions increases. The Company will continue to seek new partnerships to help grow this line of products.  The Company may promote the AuctionInc and BeerRun product lines in trade publications to reach small and midsize companies.  Representatives of the Company will attend trade shows, events and conferences to promote BeerRun Software and expand the Company's marketing base.

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

Revenue Sources

In 2015, our revenues were primarily derived from our shipping calculator services and brewery management software services.  We expect that the revenues from these services will continue to grow as we focus on AuctionInc and BeerRun.  See “Risk Factors” included in Item 1A.  We have no guarantees and can provide no assurances, that our plans will be successful.

Competition

Our line of AuctionInc shipping calculator software is proprietary.  We received five patents related to our online auction shipping and tax calculators which were respectively issued in January 2008, April 2011, January 2013, August 2013 and January 2014 and we have one additional pending patent.  On September 16, 2015, the Patent Trial and Appeal Board entered a final ruling that all of these patents (with the exception of the patent that was issued in January 2008) lacked patent eligible subject matter and therefore, the claims of these patents were not valid.  The PTAB’s final ruling does not affect the validity of our patent which was issued in January 2008 or our pending patent application. We do not have any other patents for our designs or innovations and we may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees.  Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies.  Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology.  We believe that our products and other proprietary rights do not infringe on the proprietary rights of third parties.  However, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products or other works of ours.  This assertion may require us to enter into royalty arrangements or result in costly litigation.

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

As with any software product BeerRun is not excluded from the competitive market.  There are three or four competitors in the industry all with a unique perspective. The launch of our new offering has helped us maintain a presence in the brewery management industry.  Our sales team stays informed with the competition and we have the ability to modify our product as the industry changes.

Research and Development

Over the past year the Company has made significant progress developing new integrations with e-commerce shopping cart platforms.  The Company now employs several developers who are focused on the growth of AuctionInc and its technologies.

We currently have a development team enhancing and maintaining the BeerRun platform and we also maintain a relationship with the original designer who we will continue to engage in opportunities that grow the product per the Company’s strategy.

Employees

As of March 30, 2016, the Company currently has two part time and four full time equivalent employees.  We have no collective bargaining agreements and consider the relationship with our employees to be good.

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

Risks Relating to the Company

We have experienced significant operating losses.

Our business and prospects must be considered in light of the risks, expenses and difficulties that are inherent in our business.  The risks include:

•	our ability to anticipate and adapt to a developing market;

•	our ability to market, license and enforce our shipping calculator; and

•	development of equal or superior Internet portals, shipping calculators and related services by competitors.

To address these risks, we must, among other things, successfully market our shipping calculators and brewery management solutions , continue to develop new relationships with e-commerce shopping cart providers and craft brewers,  maintain our customer base, attract significant numbers of new customers, respond to competitive developments, and continue to develop and upgrade our technologies. We cannot offer any assurances that we will be successful in addressing these risks.

We incurred substantial losses each year since 1999.  There can be no assurance that we will be profitable in the future.

Our capital is limited and we may need additional financing to continue operations.

We require substantial working capital to fund our business.  If we are unable to obtain additional financing in the amounts desired and on acceptable terms, or at all, or issue stock, we could be required to reduce significantly the scope of our expenditures, which would have a material adverse effect on our business potential and the market price of our common stock.  By raising additional funds by issuing equity securities, our shareholders will be further diluted.  Based on our cash position as of December 31, 2015 we may need additional capital to fund our anticipated operating expenses over the next 12 months.  If we require additional funding, there can be no assurances that the financing will be obtained, or if obtained, that funding will be obtained on reasonably acceptable terms.

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

As a strategic response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on our results of operations and financial condition.  In 2015, our revenues were derived from our shipping calculator services, fulfillment services, and brewery management software solutions.

The successful operation of our business depends upon the supply of critical technology elements from other third parties, including our Internet service provider and technology licensors.

Our operations depend on a number of third parties for Internet/telecom access, delivery services, and software services.  We have limited control over these third parties and no long-term relationships with any of them.  We rely on an Internet service provider to connect our websites to the Internet.  From time to time, we have experienced temporary interruptions in our websites connection and also our telecommunications access.  We license technology and related databases from third parties for certain elements of our properties.  Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services.  Our internally developed software depends on operating system, database and server software that was developed and produced by and licensed from third parties.  We have from time to time discovered errors and defects in the software from these third parties and, in part, rely on these third parties to correct these errors and defects in a timely manner.  Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business, and could expose us to liabilities to third parties.

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

We have experienced a significant strain on our resources because of:

•	the need to manage relationships with various technology licensors, advertisers, other websites and services, Internet service providers and other third parties; and

•	pressures for the continued development of our core of software products.

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

We periodically have experienced minor systems interruptions, including Internet disruptions.  Some of the interruptions are due to upgrading our equipment to increase speed and reliability.  During these upgrades the outages have generally lasted less than an hour.  Any systems interruptions, including Internet disruptions, which result in the unavailability of our services, could harm our business.  In addition to placing increased burdens on our engineering staff, these outages create a large number of user questions and complaints that need to be responded to by our personnel.  We cannot offer assurances that:

•	we will be able to accurately project the rate or timing of increases if any, in the use of our services;

•	we will be able to expand and upgrade on a timely basis our systems and infrastructure to accommodate increases in the use of these services;

•	we will have uninterrupted access to the Internet;

•	we or our suppliers' network will be able to timely achieve or maintain a sufficiently high capacity of data transmission, especially if the customer usage of the services increases.

Any disruption in the Internet access to our websites and services or any systems failures could significantly reduce consumer demand for our services, diminish the level of traffic to our websites, impair our reputation and reduce our commerce and advertising revenues.

We currently identify vulnerabilities with our communications hardware and computer hardware.

Our main servers are cloud based and are located within a third party hosting facility in Michigan with a fail over facility located in Ohio.  Our recent upgrade to this facility provides us with the redundancy and stability that is necessary for ongoing continued operations.  Our Massachusetts facilities are not protected from flood, power loss, telecommunication failure, break-in and similar events however the equipment located at these offices is not considered critical to our service offerings.

As with all servers, our cloud based servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties to deliberately exceed the capacity of our systems and similar disruptive problems.  Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays, loss of data or cessation in service to users of our services and products and could seriously harm our business.  Our implementation of redundancies minimizes the risk of loss though there are no guarantees.

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

The market for Internet products and services is very competitive.  Barriers to entry are relatively low, and current and new competitors can launch new sites at relatively low costs using commercially available software.  We currently or potentially compete with a variety of other companies depending on the type of services offered to customers.  These competitors include a number of indirect competitors that specialize in e-commerce shipping calculator solutions or derive a substantial portion of their revenue from e-commerce products and those that specialize in brewery management solutions.

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

We rely on encryption and authentication technology licensed from a third party through an online user agreement to provide the security and authentication necessary to effect secure transmission of confidential information.  We believe that a significant barrier to e-commerce and communications is the secure transmission of confidential information over public networks.  We cannot give an assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction data.  If this compromise of our security were to occur, it could have a material adverse effect on our business, results of operations and financial condition.  A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.  To the extent that activities of our Company or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability.  We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches.  We cannot offer assurances that our security measures will prevent security breaches or that failure to prevent these security breaches will not have a material adverse effect on our business.

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

The market price of the shares of our common stock has been, and is likely to be, highly volatile.  In October 2015, the board of directors agreed to effectuate a reverse split of the Company’s common stock.  As a result of the split every fifty shares of common stock outstanding were consolidated into one share.  During the year ended December 31, 2015 our stock price as quoted on the OTC Link operated by the OTC Markets Group, Inc., on the OTCQB (“OTCQB”) (as retroactively adjusted to reflect he Reverse Stock Split) has ranged from a high of $4.15 per share to a low of $0.12 per share.  The variance in our share price makes it difficult to forecast with any certainty the stock price at which you may be able to buy or sell your shares of our common stock.  The market price for our stock could be subject to wide fluctuations in response to factors that are out of our control such as:

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

Reverse Stock Split

On October 7, 2015, we filed an amendment to our Certificate of Incorporation to affect a reverse split of our common stock with a ratio of one post-split share for every fifty shares issued and outstanding. As a result of the reverse stock split, the number of authorized shares of our common stock decreased to 11 million shares, without any change in the par value of such shares. All references in the financial statements and notes to the number of shares, price per share and weighted average number of shares outstanding of our common stock prior to the reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis unless otherwise noted.

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

Our common stock is currently quoted on the OTCQB, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.  As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange.  There are a limited number of active market makers of our common stock.  In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction.  In the year ended December 31, 2015 the actual daily trading volume ranged from a low of 37 shares of common stock to a high of over 535,000 shares of common stock with 4 days exceeding a trading volume of 100,000 shares.  Selling our shares can be more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited.  These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares purchased should they desire to do so.

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

The Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH) in the United States District Court for the District of Massachusetts Central Division.  On September 30, 2014, PAID and eBay filed a joint motion to stay the district court litigation pending completion of eBay’s petitions for covered business method review that were filed with the Patent and Trial and Appeal Board (“PTAB”). On September 30, 2014 the PTAB announced that it had granted petitions filed by eBay for covered business method review of PAID’s United States Patent Nos. 8,635,150, 8,521,642, 8,352,357, and 7,930,237, entitled “Method and System for Improved Online Auction” (collectively, the “Online Auction Patents”).  On June 9, 2015, the Company and eBay, Inc. presented oral arguments to the Patent Trials Appeals Board.  On September 16, 2015, the PTAB entered a final ruling that the claims of the Online Auction Patents lacked patent eligible subject matter.  Pursuant to a settlement with eBay (discussed below), the Company has decided not to appeal the PTAB’s final ruling. Consequently, the claims of the Online Auction Patents are not valid.  The PTAB’s final ruling does not affect the validity of PAID’s United States Patent No. 7,324,968 or PAID’S United State Patent Pending both entitled “Method and System for Improved Online Auction” (collectively, the “Non-Asserted Intellectual Property”) which were not subject to the petitions for covered business method review filed by eBay.  This litigation has been settled pursuant to a Confidential Settlement and License Agreement dated March 11, 2016.  Under the agreement, the Company received $53,500 after costs as full and final payment for such settlement of the lawsuit and non-exclusive licensing of the Company’s patents.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, is presently quoted on the OTC Link operated by the OTC Markets Group Inc., on the OTCQB (“OTCQB”) under the symbol "PAYD".

The following table sets forth the high and low bid information for our common stock as reported by OTCQB for the eight quarters ended December 31, 2015 (retroactively to reflect the reverse stock split). The quotations from the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

2014	High	Low
Quarter ended March 31, 2014	$13.00	$7.50
Quarter ended June 30, 2014	$8.00	$4.00
Quarter ended September 30, 2014	$5.00	$3.50
Quarter ended December 31, 2014	$3.50	$2.00
2015	High	Low
Quarter ended March 31, 2015	$4.15	$2.50
Quarter ended June 30, 2015	$3.05	$2.40
Quarter ended September 30, 2015	$2.60	$0.20
Quarter ended December 31, 2015	$0.28	$0.12

As of March 30, 2015, there were approximately 1,391 holders of record of our common stock.  Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

We have not previously paid cash dividends on our common stock, and intend to utilize current resources to operate the business; thus, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

Equity Compensation Plan Information

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity Compensation Plans Approved by Security Holders	160,000	1.94	-
Equity Compensation Plans Not Approved by Security Holders	360,000	5.37	-
Total	520,000	7.31	-

See Note 9, Notes to Financial Statements for the years ended December 31, 2015 and 2014 included in Part IV, Item 15, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

Recent Sales of Unregistered Securities

During the year ended December 31, 2015, the Company sold 2,135,143 shares and warrants of common stock for proceeds of $375,000.  Additionally the Company issued 10,000 shares of common stock that were sold but not issued to the shareholder in 2014.

From January 1, 2016 through the filing date of this Annual Report, the Company received gross proceeds of $180,000 for warrant exercises.  The issuance was exempt under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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

BeerRun Software is a brewery management and Alcohol and Tobacco Tax and Trade Bureau tax reporting software.  Small craft brewers can utilize the product to manage brewery schedules, inventory, packaging, sales and purchasing.  Tax reporting can be processed with a single click and is fully customizable by state or providence.  The software is designed to integrate with QuickBooks accounting platforms by using our powerful sync engine.  We currently offer two versions of the software BeerRun and BeerRun Light which excludes some of the enhanced features of BeerRun without disrupting the core functionality of the software.  Additional features include Brewpad and Kegmaster and can be added on to the base product.  Craft brewing is on the rise in the United States and we feel that there is a large potential to grow this portion of our business.

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

Revenue Recognition

The Company generates revenue principally from sales of shipping calculator subscriptions, brewery management software subscriptions, and client services.

The Company recognizes revenues in accordance with the FASB ASC Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

For shipping calculator revenues and brewery management software revenues the Company recognizes subscription revenue on a monthly basis. Shipping calculator customers’ renewal dates are based on their date of installation and registration of the shipping calculator line of products.  Brewery management software subscribers are billed on a calendar month at the first of the month.  All payments are made via credit card for the month following.

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

Historically, the Company also generated revenues from sales of fan experiences, fan club membership fees, commissions and tour merchandise sales. These revenues were recognized in accordance with FASB ASC Topic 605. The Company does not expect significant future revenues related to these sales.

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

Results of Operations

Comparison of the years ended December 31, 2015 and 2014

The following discussion compares the Company's results of operations for the year ended December 31, 2015 with those for the year ended December 31, 2014.  The Company's financial statements and notes thereto included elsewhere in this Annual Report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.
	Years ended December 31,
	2015	2014	% Change
Merchandise and fulfillment	$27,875	$118,631	(77)%
Client services	517	6,674	(92)%
Shipping calculator services	163,690	149,246	10%
Brewery management software	80,838	-	100%
Touring revenue	-	522,205	(100)%
Total revenues	$272,920	$796,756	(66)%

Revenues decreased 66% in 2015 primarily from a 100% decrease in touring revenue. This decrease was a result of the Company’s withdrawal from the celebrity services industry.

Merchandising and fulfillment revenues decreased $90,756 or 77% to $27,875 compared to $118,631 in 2014.  The decrease was attributable to the change in our business plan as it relates to the services we have provided within the celebrity services industry.

Client services revenues decreased $6,157 or 92% to $517 compared to $6,674 in 2014.  The decrease was attributable to transition from the services we have provided within the music industry.

Shipping calculator service revenues increased $14,444 or 10% to $163,690 compared to $149,246 in 2014.  The increase was attributed to the launch of new products and a minor price increase announced in the fourth quarter.

Brewery management software revenues are a new addition to our revenue sources in 2015 resulting in an increase of revenues by $80,838.

Touring revenue has discontinued and has decreased $522,205 or 100%.  During 2015 the Company has continued to take steps to transition out of the celebrity service industry.

Gross Profit

Gross profit decreased $60,102 or 20% to $233,416 compared to $293,518 in 2014.  Gross margin increased 49 percentage points to 86% from 37% in 2015.  The increase was mainly due to the focus on our shipping calculator line of products which provide a much higher gross profit in comparison to the tour revenue generated by our touring clients in 2014 and the acquisition of BeerRun Software which also has an elevated gross profit margin.

Operating Expenses

Total operating expenses in 2015 were $1,067,216 compared to $1,431,829 in 2014, a decrease of $364,613 or 25%.  The decrease is largely due to the continued transition from the celebrity service and the expenses associated with this portion of the Company’s previous business line.

Net Loss

The Company incurred a net loss in 2015 $1,309,497 compared to a net loss of $1,665,770 for the same period in 2014.  The losses for 2015 and 2014 represent $(0.18) and $(0.25) per share, respectively.

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

Gross Profit

Gross profit decreased $1,085,097 or 79% to $293,518 compared to $1,378,615 in 2013.  Gross margin increased 5 percentage points to 37% from 32% in 2013.  The increase was mainly due to the focus on our shipping calculator line of products which provide a much higher gross profit in comparison to the tour revenue generated by our touring clients in 2013.  Gross margin on tour revenue is typically lower than the margins for the other products we offer.

Operating Expenses

Total operating expenses in 2014 were $1,431,829 compared to $2,875,391 in 2013, a decrease of $1,443,562 or 50%.  The decrease is largely due to the relationship with MCN in addition to decreases in payroll, accounting fees and consulting and related costs.  In 2013 we significantly reduced our facilities costs by relocating our offices to 200 Friberg Parkway.

Net Loss

The Company incurred a net loss in 2014 of $1,665,770 compared to a net loss of $1,127,920 for the same period in 2013.  The losses for 2014 and 2013 represent $(0.25) and $(0.17) per share, respectively.

Inflation

The Company believes that inflation has not had a material effect on its results of operations.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash used in operating activities for the years ended December 31, 2015 and 2014, is as follows:

	2015	2014
Net loss	$(1,309,497)	$(1,665,770)
Depreciation and amortization	34,520	26,067
Realized loss on investments in available-for-sale securities	-	79,983
Write down of other receivables	115,913	334,719
Provision for bad debt	2,137	29,612
Write down of advanced royalties	77,905	136,246
Gain on settlement of liabilities	-	(34,759)
Share-based compensation	181,365	247,807
Unrealized loss on stock price guarantee	358,850	554,732
Out-of-period adjustment	-	(321,601)
Changes in current assets and liabilities	(39,402)	115,652
Net cash used in operating activities	$(578,209)	$(497,312)

Working Capital and Liquidity

The Company had cash and cash equivalents of $123,913 at December 31, 2015, compared to $651,318 at December 31, 2014. The Company had negative working capital of $917,864 at December 31, 2015, a decrease of $995,820 compared to working capital of $77,956 at December 31, 2014.  The decrease in working capital is attributed to the decrease in the value of the stock price and its effect on the stock price guarantee liability.

The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months.  Management believes that the Company may have adequate cash resources to fund operations during the next 12 months. In addition, management continues to explore opportunities and has organized additional resources to monetize its patents. However, there can be no assurance that anticipated growth in new business will occur, and that the Company will be successful in monetizing its patents. Management continues to seek alternative sources of capital to support operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, the Company is not required to provide the information for this Item 7A.

Item 8. Financial Statements and Supplementary Data

The financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page 30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the President and Chief Executive Officer of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President, Chief Executive Officer, and Chief Financial Officer concluded that, as of  December 31, 2015, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As described in our accompanying Management's Report on Internal Control over Financial Reporting, we have identified six remaining material weaknesses in internal control over financial reporting.  Because of these remaining material weaknesses, we concluded that, as of December 31, 2015, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

We have implemented new procedures and controls in 2015 and expect to take further steps to remediate the material weaknesses at the entity and activity levels, and to review further our procedures and controls in 2016. In addition, we expect to make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2015 based on criteria established under the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) integrated framework of internal controls. The COSO framework identifies five components of internal control and provides a basis for evaluating the effectiveness of internal controls. Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2015 due to the following:

1.	Entity Level Controls
◦	Ineffective control environment, including lack of corporate governance
◦	Ineffective communication of information
◦	Ineffective monitoring of activities

2.	Activity Level Controls
◦	Lack of procedures and control documentation
◦	Lack of segregation of duties
◦	Lack of information technology controls and documentation.

1.	Inadequate Entity Level Controls

Ineffective Control Environment, Including Lack of Corporate Governance

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

 Steps taken towards Remediation of Ineffective Communication of Information:

•
Enhanced the documentation and procedures of our information technology to control assurance that changes to financial applications are properly authorized and tested and that access to our information systems and financial applications are appropriately restricted.

•	Updated our information systems user profiles to improve access controls.
•	Implemented improvements to our information systems to further address control deficiencies.
•	Updated secure backup procedures with best practice methodologies for protecting our financial data and, in case of a problem.
•	Enhanced the documentation of certain core proprietary technologies so that there is more redundancy and protection of corporate assets.

Ineffective Monitoring of Activities

Monitoring is a process that assesses the quality of internal control performance over time.

Steps taken towards Remediation of Ineffective Monitoring of Activities:

•	The Company has reorganized the organizational reporting structure to enable greater oversight and control of operations which has increased the level of awareness and accountability.
•	The Company meets regularly throughout the year to review operating results, policies and procedures, and employee reviews and practices.
•
New management personnel are required to review their procedures and policies to make sure they are effective.  The Company is evaluating the procedure and polices that have material weakness and developing corrective action plans to strengthen our internal controls.

•
The Company has made changes to its policies and procedures with regard to its financial reporting systems.  Upgrades to software systems have been made which has resulted in the automation of accounting transactions and has enhanced our financial reporting and timeliness of operating results.  Management and staff are more integrated into the review process.

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

2.           Inadequate Activity Level Controls

Lack of Procedures and Control Documentation

The Company lacks sufficient documentation relating to certain accounts, revenue recognition, accounts payable, and financial closing, which in effect make these internal controls ineffective.  The lack of documentation in internal controls relating to these accounts may affect the financial statements and will directly affect the nature and timing of other auditing procedures for certain activities.

Steps taken towards Remediation of Revenue Recognition:

•
In 2015 the Company upgraded its transactional processing systems which resulted in the automation of several manual accounting tasks.  This automation eliminated the risk of human error for these manual tasks and created a more concise audit trail in the revenue recognition process.

•	All web sales are reconciled across the Company's multiple revenue and accounting systems comparing for any discrepancies.

   Steps taken towards Remediation of Expenditures and Accounts Payable:

•	Expenses are reviewed as incurred for proper accounting treatment and approval.
•	The Vendor Master File is reviewed for updates and changes and any changes are analyzed and monitored for their activity and frequency.

  Steps taken towards Remediation of Financial Closing:

•	The Company has moved all accounting functions in-house from a third party certified accounting firm.
•	The Company closes its books and reconciles all accounts monthly, and provides management with a quarterly comprehensive set of financial and operating reports and analysis of results.

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

Steps taken towards Remediation for Lack of Segregation of Duties:

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

  Steps taken towards Remediation of Information Technology Controls and Documentation:

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

As a smaller reporting company, our independent registered public accounting firm is not required to issue a report on the Company's internal control over financial reporting as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

As discussed in the Managements' Annual Report on Internal Control over Financial Reporting, the Company made continuous improvements to the entity and activity controls and expects to take further steps in 2015 to remediate the outlined deficiencies.   However, while we believe they are effective at mitigating risk of material error, we have not yet concluded that they are operating effectively.  There was no change in our internal control over financial reporting during the fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of PAID:

W. Austin Lewis, IV	40	President, CEO, CFO and Director
Andrew Pilaro	46	Director
Terry Fokas	51	Director

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

W. Austin Lewis, IV currently serves CEO, CFO, and Director of PAID as well as serving as a member of the Audit Committees and Compensation Committees for MAM Software, Inc. (MAMS), ScripsAmerica, Inc. (SCRC), Quest Solution, Inc. (QUES), Medite (MDIT), and FlouroPharma Medical, Inc. (FPMI).   Since 2004, Mr. Lewis has served as Chief Executive Officer of Lewis Asset Management Corporation, an investment management company he founded, where he is also the Portfolio and Chief Investment Officer of the Lewis Opportunity Fund. Prior to founding Lewis Asset Management, Mr. Lewis held a variety of positions with investment firms, including Puglisi & Co., Thompson Davis & Co., and Branch Cabell & Company. Mr. Lewis holds a Bachelor of Science in Finance and a Bachelor of Science in Financial Economics from James Madison University.  Mr. Lewis was asked to serve as a director because he had a thorough knowledge, through his prior investment in the Company, of the Company’s strengths and weaknesses and has a strong background in being able to make companies run efficiently and successfully.

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

Audit Committee Report

The Audit Committee reviewed and discussed our audited consolidated financial statements for the year ended December 31, 2015 with our management.  The Audit Committee also reviewed and discussed our audited consolidated financial statements and the matters required to be discussed, by the Public Company Accounting Oversight Board (“PCAOB”), including material weaknesses and other internal control deficiencies with KMJ Corbin & Company LLP, our independent registered public accounting firm. The Audit Committee received from KMJ Corbin & Company LLP the written disclosures and letter required by applicable requirements of the PCAOB regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Compensation to the Named Executive Officers

The following table sets forth the compensation of the Company's president, chief executive officer, the chief financial officer, and each officer whose total cash compensation exceeded $100,000, for the last two fiscal years ended December 31, 2015 and 2014.

Summary Compensation Table
Name and Principal Position`	Year	Salary	Bonus	Option Awards ($)
W. Austin Lewis, IV (1),(2)	2015	$181,152	$0	$0	$181,152
(CEO)(CFO)	2014	$248,516	$0	$108,000	$356,516

1.	Mr. Lewis’s start date was July 31, 2012.

2.	Mr. Lewis’s salary was approved by the Board of Directors at $180,000.

                 The following tables set forth certain information related to outstanding equity awards as of December 31, 2015 for our executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
W. Austin Lewis, IV President and CEO (PEO)(PFO)	100,000	-	-	$0.150	8/8/2022
	100,000	-	-	$0.150	10/15/2022
	20,000	-	-	$0.150	12/6/2022
	20,000	-	-	$0.150	5/16/2023
	40,000	-	-	$0.150	11/18/2024

None of the Company's executive officers who serve as directors receive separate compensation from the Company for serving as directors.

On November 18, 2014 both Mr. Pilaro and Mr. Fokas each received options to purchase 40,000 shares of common stock at an exercise price of $0.15 which expire on November 18, 2024.  Of the shares granted 20,000 vested immediately and 20,000 vested on November 18, 2015 for both Mr. Pilaro and Mr. Fokas.

On November 2, 2015 the Board of Directors approved to vote to reprice 435,000 stock options for one employee and three board members. The grant price was lowered to $0.15 which reflects the market value of the stock.  The repriced options continue to vest according to the original grant dates.

The following table provides compensation information for the one-year period ended December 31, 2015 for the only non-employee members of our Board of Directors.

	Director Compensation in 2015
Name and	Fees earned or paid in cash	Option Awards ($)	Total
Andrew Pilaro	$-	$0	$0
Terry Fokas	$-	$0	$0

In 2015, there were no options granted to board members or employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 30, 2016 of each of our directors and executive officers, and all of our directors and executive officers as a group, and other beneficial owners holding more than five percent of the Company’s issued and outstanding shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (4)
W. Austin Lewis, IV	2,601,566	(1)	23.69%
Andrew Pilaro	110,000	(2)	1.00%
Terry Fokas	40,000	(3)	0.36%
All directors and executive officers as a group (3 individuals)	2,751,566		25.04%

(1)	Included are options to purchase 280,000 shares of the Company’s common stock and 470,999 shares held for the following funds for which W. Austin Lewis, IV is the General Partner.

(2)	Includes options to purchase 90,000 shares of the Company's common stock.

(3)	Included are options to purchase 40,000 vested shares of the Company’s common stock.

(4)	Percentages are calculated on the basis of the amount of outstanding securities plus for such person or group, any securities that person or group has the right to acquire within 60 days.

To the knowledge of the management of the Company, based solely on our review of SEC filings, two shareholders are the beneficial owner of more than five percent of the Company’s common stock.

The information regarding the Company's “Equity Compensation Plan Information” is incorporated herein by reference in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company did not engage in any transaction in 2014 or 2015, and does not currently propose any transaction, in which the Company was is a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

           KMJ Corbin & Company LLP (“KMJ”) is our independent registered public accounting firm for the years ended December 31, 2015, 2014.
The following is a summary of the fees billed to the Company by KMJ for professional services rendered for the years ended December 31, 2015 and 2014. These fees are for work performed in the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

	2015	2014
Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Quarterly Reports (together, the “Financial Statements” ) and for services normally provided in connection with statutory and regulatory filings or engagements	$33,000	$36,300
Other Fees:
Audit-Related Fees
Consists of fees billed for assurance and related services reasonably related to the performance of the annual audit or review of the Financial Statements (defined above)	—	—
Tax Fees
Consists of fees billed for tax compliance, tax advice and tax planning	3,650	8,911
All Other Fees
Consists of fees billed for other products and services not described above	-	—

Total All Fees	$36,650	$45,211

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

PAID, INC.

By:	/s/ W. Austin Lewis, IV
W. Austin Lewis, IV, President, CEO and Chief Financial Officer (CEO and CFO)
Date:	March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andrew Pilaro	Director	March 30, 2016
Andrew Pilaro

/s/ Terry Fokas	Director	March 30, 2016
Terry Fokas

/s/ W. Austin Lewis, IV	Director	March 30, 2016
W. Austin Lewis, IV

PAID, INC.
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PAID, Inc.

We have audited the accompanying consolidated balance sheets of PAID, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders’ (deficit) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAID, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations, has negative operating cash flows during the year ended December 31, 2015 and has an accumulated deficit of $55,059,245 as of December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these factors are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP
Costa Mesa, California
March 30, 2016

PAID, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$123,913	$651,318
Accounts receivable, net	26,696	91,574
Other receivables, net	-	120,338
Inventories	-	1,305
Prepaid expenses and other current assets	57,394	42,567
Advanced royalties, net	5,000	82,905
Total current assets	213,003	990,007

Property and equipment, net	8,833	18,489
Intangible assets, net	276,878	4,242

Deposits and other assets	-	23,387
Total assets	$498,714	$1,036,125

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$95,441	$215,707
Note payable	24,202	-
Capital leases - current portion	3,097	15,223
Accrued expenses	1,001,359	674,019
Deferred revenues	6,768	7,102
Total current liabilities	1,130,867	912,051
Long term liabilities:
Capital leases - net of current portion	-	3,095
Total liabilities	1,130,867	915,146
Commitments and contingencies
Shareholders' (deficit) equity:
Common stock, $0.001 par value, 11,000,000
shares authorized; 8,932,466 and 6,787,323 shares issued
and outstanding at December 31, 2015 and 2014, respectively	8,932	6,787
Common stock subscribed but not issued	-	25,000
Additional paid-in capital	54,418,160	53,838,940
Accumulated deficit	(55,059,245)	(53,749,748)

Total shareholders' (deficit) equity	(632,153)	120,979

Total liabilities and shareholders' (deficit) equity	$498,714	$1,036,125

See accompanying notes to consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2015	2014
Revenues, net	$272,920	$796,756
Cost of revenues	39,504	503,238
Gross profit	233,416	293,518

Operating expenses	1,067,216	1,431,829
Loss from operations	(833,800)	(1,138,311)

Other income (expense):
Interest income (expense), net	(946)	1,065
Other income, net	987	408,581
Realized loss on investments in available-for-sale securities	-	(79,983)
Write down of other receivables	(115,913)	(334,719)
Gain on settlement of liabilities	-	34,759
Unrealized loss on stock price guarantee	(358,850)	(554,732)
Total other (expense), net	(474,722)	(525,029)

Loss before provision for income taxes	(1,308,522)	(1,663,340)
Provision for income taxes	975	2,430
Net loss	$(1,309,497)	$(1,665,770)

Loss per share - basic and diluted	$(0.18)	$(0.25)
Weighted average number of common shares outstanding - basic and diluted	7,192,919	6,607,441

See accompanying notes to consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
FOR THE FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common stock		Common Stock Subscribed		Accumulated Other
	Shares	Amount	But Not Issued	Additional Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2014	6,577,323	$6,577	$-	$53,066,343	$(131,536)	$(52,083,978)	$857,406

Sale of common stock	210,000	210	-	524,790	-	-	525,000

Common stock subscribed but not issued	-	-	25,000	-	-	-	25,000

Recognition of loss on investments in available-for-sale securities	-	-	-	-	131,536	-	131,536

Share-based compensation expense	-	-	-	247,807	-	-	247,807

Net loss	-	-	-	-	-	(1,665,770)	(1,665,770)

Balance, December 31, 2014	6,787,323	6,787	25,000	53,838,940	-	(53,749,748)	120,979

Sale of common stock	2,135,143	2,135	-	372,865	-	-	375,000

Issuance of common stock subscribed	10,000	10	(25,000)	24,990	-	-	-

Share-based compensation expense	-	-	-	181,365	-	-	181,365

Net loss	-	-	-	-	-	(1,309,497)	(1,309,497)

Balance, December 31, 2015	8,932,466	$8,932	$-	$54,418,160	$-	$(55,059,245)	$(632,153)

See accompanying notes to consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2015	2014
Cash flows from operating activities:
Net loss	$(1,309,497)	$(1,665,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,520	26,067
Realized loss on investments in available-for-sale securities	-	79,983
Provision for bad debt	2,137	29,612
Write down of other receivables	115,913	334,719
Write down of advanced royalties	77,905	136,246
Share-based compensation	181,365	247,807
Unrealized loss on stock price guarantee	358,850	554,732
Gain on settlement of liabilities	-	(34,759)
Out-of-period adjustment	-	(321,601)
Changes in assets and liabilities:
Accounts receivable	62,741	219,477
Other receivables	4,425	214,758
Inventories	1,305	-
Prepaid expenses and other current assets	20,850	(1,387)
Advanced royalties	-	(4,624)
Deposits and other assets	23,387	(23,387)
Accounts payable	(120,266)	(284,613)
Accrued expenses	(31,510)	1,940
Deferred revenues	(334)	(6,512)

Net cash used in operating activities	(578,209)	(497,312)
Cash flows from investing activities:
Purchase of intangible assets	(297,500)	-
Proceeds from sale of investments in available-for-sale securities	-	157,650
Net cash (used in) provided by investing activities	(297,500)	157,650
Cash flows from financing activities:
Payments on capital leases	(15,221)	(22,305)
Payments on note payable	(11,475)	-
Proceeds from issuance of common stock	375,000	525,000
Common stock subscribed but not issued	-	25,000
Net cash provided by financing activities	348,304	527,695

Net change in cash and cash equivalents	(527,405)	188,033

Cash and cash equivalents, beginning of year	651,318	463,285

Cash and cash equivalents, end of year	$123,913	$651,318

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes	$975	$3,971
Interest	$634	$1,066
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of previously subscribed common stock	$25,000	$-
Debt financing of directors & officers insurance	$35,677	$-

See accompanying notes to consolidated financial statements

PAID, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND, 2014

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

BeerRun Software is a brewery management and Alcohol and Tobacco Tax and Trade Bureau tax reporting software.  Small craft brewers can utilize the product to manage brewery schedules, inventory, packaging, sales and purchasing.  Tax reporting can be processed with a single click and is fully customizable by state or providence.  The software is designed to integrate with QuickBooks accounting platforms by using our powerful sync engine.  We currently offer two versions of the software BeerRun and BeerRun Light which excludes some of the enhanced features of BeerRun without disrupting the core functionality of the software.  Additional features include Brewpad and Kegmaster and can be added on to the base product.  Craft brewing is on the rise in the United States and we feel that there is a large potential to grow this portion of our business.

SpiritRun is a product of BeerRun and is designed specifically for distilleries.  This product was recently released and we feel that there with additional marketing and visibility in the distillery industry SpiritRun has the right core resources to be a valuable tool in distilleries around the United States.

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

NOTE 2. GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses. For the year ended December 31, 2015, the Company reported a net loss of $1,309,497. The Company has an accumulated deficit of $55,059,245 at December 31, 2015 and used $578,209 of cash in operations for the year ended December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
The changes made in our celebrity services offerings reduced revenues and increased gross profit in 2015.  Management feels that AuctionInc, BeerRun and SpiritRun will be a beneficial portion of our business and provide more opportunity for growth. The costs of doing business have been and will be significantly reduced in hopes of eliminating the net loss and providing positive cash flow from operations.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2016 and will have a positive impact on the Company for 2016 and future years.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation and Basis of Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

On October 7, 2015, the board of directors agreed to effectuate a reverse split of the Company’s common stock. The process was completed with FINRA on November 13, 2015. As a result of the split every fifty shares of common stock outstanding prior to the reverse split were consolidated into one share, reducing the number of common shares outstanding on the effective date from 446,623,300 to 8,932,466.  All share and per share information on this Form 10-K has been retroactively adjusted to reflect the reverse stock split.

The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes, other than as disclosed in the accompanying notes.

Principles of Consolidation

The consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiary, PAID Run, LLC. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectability of accounts receivable, the recoverability of long-lived assets, valuation of deferred tax assets and liabilities and the estimated fair value of the royalty and advance guarantees, and share-based transactions. Actual results could materially differ from those estimates.

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

At December 31, 2015 and 2014, the Company’s financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts payable, capital leases, note payable and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, other receivables, accounts payable, capital leases, note payable and accrued expenses approximates fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents.  Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2015, the Company had no amounts in these accounts in excess of the FDIC insurance limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.  As of December 31, 2015 and 2014, the Company recorded a provision for doubtful accounts of $40,609 and $38,609, respectively.

For the year ended December 31, 2015 no revenues from any one individual client accounted for more than 10% of the total revenues compared to one client in 2014.  The one client accounted for approximately 65% of total revenues in 2014.

Other Receivables

Other receivables consisted of shares of our common stock held by the Company’s landlord, Carruth Capital, which were available-for-sale. During the year ended December 31, 2015, the Company liquidated the 2,528,091 shares held by Carruth Capital.   During 2015, the Company recorded an impairment of these shares when the market price decreased.  For the year ended December 31, 2015 and 2014, the write down of other receivables was $115,913 and $334,719.

Inventories

Inventories consisted of merchandise for sale and were stated at the lower of average cost or market determined on a first-in, first-out (FIFO) method. When a purchase contained multiple copies of the same item, they were stated at average cost.
At each balance sheet date, the Company evaluated its ending inventory quantities on hand and on order and recorded a provision for excess quantities and obsolescence. Among other factors, the Company considered historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. In addition, the Company considered changes in the market value of components in determining the net realizable value of its inventory. Provisions were made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs were considered permanent adjustments to the cost basis of the excess or obsolete inventories.

Advanced Royalties

Advanced royalties represent amounts the Company has advanced to certain clients and are recoupable against future royalties earned by the clients.  Advances are issued in either cash or shares of the Company’s common stock and advanced amounts are calculated based on the clients’ projected earning potential over a fixed period of time. Advances made by issuing common stock or common stock options are recorded at their fair value on the date of issue. If the shares do not reach the required price per share, the Company has the option of issuing additional shares or making cash payment of the difference between the sales price and the fair value of the stock.  The Company records a liability for the difference between the fair value of the stock and the guaranteed sales price amount.  The change in fair value of the stock price guarantee is recorded in the accompanying consolidated statements of operations (see Note 8).

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

Intangible Assets

Intangible assets consist of patents, client lists and brewery and distillery management software which are being amortized on a straight-line basis over their estimated useful life.  Currently there are intangible assets that are being amortized over 3 and 17 years.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges for long lived assets were incurred during the years ended December 31, 2015 and 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenue principally from sales of shipping calculator subscriptions, brewery management software subscriptions, and client services.

The Company recognizes revenues in accordance with the FASB ASC Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

For shipping calculator revenues and brewery management software revenues the Company recognizes subscription revenue on a monthly basis. Shipping calculator customers’ renewal dates are based on their date of installation and registration of the shipping calculator line of products.  The payments for shipping calculator services are made via credit card for the month preceding the service and are recorded as deferred revenues until the service has been provided.  Brewery management software subscribers are billed on a calendar month at the first of the month with payments processed via credit card for the month following.

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

Historically, the Company also generated revenues from sales of fan experiences, fan club membership fees, commissions and tour merchandise sales. These revenues were recognized in accordance with FASB ASC Topic 605. The Company does not expect significant future revenues related to these sales.

Cost of Revenues

Cost of revenues includes web hosting, data storage, and commissions.  Historically cost of revenues also included event tickets, ticketing and venue fees, shipping and handling fees, merchandise and royalties paid to clients.

Operating Expenses

Operating expenses include indirect client related expenses, including credit card processing fees, payroll, travel, facility costs, and other general and administrative expenses.

Advertising

Advertising costs are charged to expense as incurred. For the years ended December 31, 2015 and 2014, advertising expense totaled $24,111 and $6,125, respectively, and are included in operating expenses in the accompanying consolidated statements of operations.

Share-Based Compensation

The Company grants options to purchase the Company’s common stock to employees, directors and consultants under stock option plans. The benefits provided under these plans are share-based payments that the Company accounts for using the fair value method.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes-Merton model”) that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on the historical volatility of the Company’s common stock. The expected terms of options granted are based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. Since the Company does not expect to pay dividends on common stock in the foreseeable future, it estimated the dividend yield to be 0%.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying consolidated statements of operations for the years ended December 31, 2015 and 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of December 31, 2015 and 2014, no excess tax benefits for tax deductions related to share-based awards were recognized from stock options exercised in the years ended December 31, 2015 and 2014 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The total unrecognized tax benefit resulting in an increase in deferred tax assets and corresponding increase in the valuation allowance at December 31, 2015 is approximately $176,000. There are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s consolidated balance sheets at December 31, 2015 and 2014.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2012 and forward for federal and 2011 and forward for state purposes are subject to examination by the U.S., Massachusetts and New Jersey tax authorities due to the carry-forward of unutilized net operating losses. The Company does not foresee material changes to its gross uncertain income tax position liability within the next twelve months.

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

For the year ended December 31, 2015, there were no dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the year then ended.

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s three reportable segments are managed separately based on fundamental differences in their operations. At December 31, 2015, the Company operated in the following three reportable segments (see Note 11):

a.	Entertainment services,
b.	Shipping calculator services, and
c.	Brewery management software.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision maker is the President, Chief Executive Officer and Chief Financial Officer.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statement presentation to conform to the current period consolidated financial statement presentation. Certain expenses that were previously classified as operating expenses were reclassified to cost of revenues. The reclassifications did not have any effect on reported net losses for any period presented.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating ASU 2016-02, the Company expects the adoption of ASU 2016-02 to have a material effect on the Company’s financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company does not expect ASU 2016-02 to have a material effect on the Company’s results of operations and cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements. This guidance will be effective in the first quarter of fiscal year 2019 and early adoption is not permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, an update to accounting guidance to simplify the presentation of deferred income taxes. The guidance requires an entity to classify all deferred tax liabilities and assets, along with any valuation allowance, as noncurrent in the balance sheet. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2016, including interim periods within these reporting periods. Early adoption is permitted. The Company has elected to early adopt ASU 2015-17 during the year ended December 31, 2015 with retrospective application. The adoption of ASU 2015-17 did not have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 until December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating which transition method it will adopt and the expected impact of the updated guidance, but does not believe the adoption of the updated guidance will have a significant impact on its consolidated financial statements.

NOTE 4. PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	2015	2014
Computer equipment and software	$125,830	$125,830
Office furniture and equipment	19,580	19,580
Website development costs	314,190	314,190
	459,600	459,600
Accumulated depreciation	(450,767)	(441,111)
	$8,833	$18,489

Depreciation expense of property and equipment for the years ended December 31, 2015 and 2014 amounted to $9,656 and $25,125, respectively.

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

On October 7, 2015, the Company, through a newly formed limited liability company named PAID Run, LLC, entered into an asset purchase agreement to purchase assets related to BeerRun Software and SpiritRun Software and related intellectual property. The purchase price and additional development for these assets was $297,500, which include all of the client lists, along with all rights, benefits and privileges associated with the software and intellectual property, associated contracts, and books and records.

At December 31, intangible assets consisted of the following:

	2015	2014
Patents	$16,000	$16,000
Software	83,750	-
Client list	213,750	-
Accumulated amortization	(36,622)	(11,758)
	$276,878	$4,242

Amortization expense of intangible assets for the years ended December 31, 2015, and 2014 was $24,864 and $942, respectively. Estimated future annual amortization expense is approximately $100,000 for each year through 2018 and $900 for 2019.

NOTE 6. ACCRUED EXPENSES

At December 31, accrued expenses consist of the following:

	2015	2014
Payroll and related costs	$3,686	$2,019
Royalties	51,838	80,572
Stock price guarantee (see Note 8)	913,582	554,732
Other	32,253	36,696
Total	$1,001,359	$674,019

NOTE 7. LONG-TERM LIABILITIES

Note Payable

On October 2, 2015, the Company entered into a $35,677 note payable with a financial institution.  The term of the note is for a period of one year and is payable in 10 monthly installments of $3,089 at an interest rate of 6.35%.  The balance due on the note payable as of December 31, 2015 was $24,202.

Capital Lease Obligations

The Company is obligated under capital leases for equipment, which expire at various dates through April 2016.  The assets capitalized under these leases and associated accumulated depreciation at December 31, are as follows:

	2015	2014
Property and equipment	$83,000	$83,000
Accumulated depreciation	(83,000)	(77,500)
	$-	$5,500

Depreciation of equipment under capital leases is included in depreciation expense.

Minimum future lease payments under capital lease obligations as of December 31, 2015 are as follows:

Year Ended December 31,
2016	3,141
Less amount representing interest	(44)
Present value of net minimum lease payments	3,097
Less current portion	(3,097)
$-

NOTE 8. COMMITMENTS AND CONTINGENCIES

Lease Commitment

In November 2013, the Company moved its offices located at 40 Washington Street, Westborough, MA and entered into a lease for premises located at 200 Friberg Parkway, Westborough, MA.  The Company resides at 200 Friberg Parkway with a lease that is for a three-year term ending in November 2016.  The original lease at 40 Washington Street was prepaid with 6,082,985 shares of common stock having a closing price of $0.21 per share on August 22, 2011.  The payment was for rent over five years, projected taxes and operating expenses, and a security deposit.  As a result of the termination of the 40 Washington Street lease, the Company forfeited its security deposit of $83,134, which was previously paid with shares of common stock of the Company, paid a termination fee of $166,865, recorded an other receivable, net due from the landlord, Carruth Capital, in the amount of $0 and $120,338 in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively.  Shares that were held for sale at Carruth Capital, which were recorded as a receivable in 2014, have been liquidated in 2015.

The approximate future minimum rent under the current operating lease is:

2016	$13,000

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $6.00 per share.  If the shares are not at the required $6.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  As of December 31, 2015 and 2014, the stock price guarantee was $913,582 and $554,732, respectively, although any required payment would be disputed by the Company.

MCN Settlement

In 2013, the Company entered into a transfer of services agreement (“Agreement”) with MCN Interactive, LLC (“MCN”). In accordance with the agreement, MCN provided client based services directly to the Company’s clients in exchange for a profit participation as defined in the Agreement. In March 2016, the Company entered into separate settlement agreements (“Settlement Agreements”) with MCN and Future Shirts, LLC (“FS”) with an effective date in September 2015, in which the Company and MCN and FS agreed to release each other from all claims, liabilities, obligations, demands, damages, actions or rights of action arising under or in connection with the Agreement whether arising before, on, or after the effective date. As a result of the Settlement Agreements, the Company reduced its assets and liabilities by approximately $69,000 as no amounts will be recovered by the Company or will be paid to MCN or FS that arose from the Partnership Agreement.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2015, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

The Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH) in the United States District Court for the District of Massachusetts Central Division.  On September 30, 2014, PAID and eBay filed a joint motion to stay the district court litigation pending completion of eBay’s petitions for covered business method review that were filed with the Patent and Trial and Appeal Board (“PTAB”). On September 30, 2014 the PTAB announced that it had granted petitions filed by eBay for covered business method review of PAID’s United States Patent Nos. 8,635,150, 8,521,642, 8,352,357, and 7,930,237, entitled “Method and System for Improved Online Auction” (collectively, the “Online Auction Patents”).  On June 9, 2015, the Company and eBay, Inc. presented oral arguments to the Patent Trials Appeals Board.  On September 16, 2015, the PTAB entered a final ruling that the claims of the Online Auction Patents lacked patent eligible subject matter.  Pursuant to a settlement with eBay (discussed below), the Company has decided not to appeal the PTAB’s final ruling. Consequently, the claims of the Online Auction Patents are not valid.  The PTAB’s final ruling does not affect the validity of PAID’s United States Patent No. 7,324,968 or PAID’S United State Patent Pending both entitled “Method and System for Improved Online Auction” (collectively, the “Non-Asserted Intellectual Property”) which were not subject to the petitions for covered business method review filed by eBay.  This litigation has been settled pursuant to a Confidential Settlement and License Agreement dated March 11, 2016.  Under the agreement, the Company received $53,500 after costs as full and final payment for such settlement of the lawsuit and non-exclusive licensing of the Company’s patents.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

NOTE 9. SHAREHOLDERS’ (DEFICIT) EQUITY

Common Stock

In October 2015, the board of directors agreed to effectuate a reverse split of the Company’s common stock.  As a result of the split every fifty shares of common stock outstanding were consolidated into one share, reducing the number of common shares outstanding on the effective date from 446,623,300 to 8,932,466.  All share and per share information on this Form 10-K has been retroactively adjusted to reflect the reverse stock split.

In October 2014, the shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized shares of common stock from 7,000,000 to 11,000,000 and to make effective, a reverse stock split at a range of 1 for 10 through 1 for 50 to reduce the number of authorized shares of the Company’s common stock, subject to the Board of Directors’ discretion.

From January 2015 through March 2015, the Company sold 78,000 shares of common stock for proceeds of $195,000.

From October 2015 through November 2015, the Company sold 2,057,143 shares of common stock and warrants for proceeds of $180,000. W. Austin Lewis IV (our President, CEO and CFO) purchased 900,000 shares of common stock in the equity raise for proceeds of $78,750.

From January 1, 2016 through the filing date of this Annual Report, the Company issued a total of 2,057,143 shares of common stock for gross proceeds of $180,000 from the exercise of warrants.

Subscribed and Issued Shares

During the year ended December 31, 2014, the Company sold 10,000 shares of common stock that had not been issued to a shareholder and accordingly, the unissued shares had been reflected as common stock subscribed but not issued in the amount of $25,000 in the accompanying consolidated balance sheet as of December 31, 2014. In February 2015, the Company issued the 10,000 shares to the shareholder.

Share-based Incentive Plans

During the years ended December 31, 2015 and 2014, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. There were no stock options granted, exercised, canceled or expired during 2015.

Active Plans:

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan").  The purpose of the 2012 Plan, is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company.  The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. There are no shares reserved for future issuance under this plan.  Information with respect to stock options granted under this plan during the years ended December 31, 2015 and 2014 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2014	180,000	$2.70
Granted	120,000	$2.70
Cancelled	—	$—
Exercised	—	$—
Options outstanding at December 31, 2014	300,000	$5.10
Granted	---	$—
Cancelled	—	$—
Exercised	—	$—
Options outstanding at December 31, 2015	300,000	$0.28

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"), to replace the 2001 Plan discussed below, and has filed Registration Statements on Form S-8 to register 600,000 shares of its common stock. Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.05 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10 year contractual term and have vesting periods that range from one hundred percent on the date of grant to one third immediately, one third vesting in 18 months and the final on third vesting in 36 months from the date of the grant.  Information with respect to stock options granted under this plan during the years ended December 31, 2015 and 2014 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2014	45,000	$5.75
Granted	15,000	$2.70
Cancelled		$-
Exercised	-	$-
Options outstanding at December 31, 2014	60,000	$6.05
Granted	-	$-
Cancelled	-	$-
Exercised	-	$-
Options outstanding at December 31, 2015	60,000	$3.58

At December 31, 2015 there are no shares reserved for issuance under this plan.

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 600,000 shares.  The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant.  Information with respect to stock options granted under this plan during the years ended December 31, 2015, and 2014 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2014	160,000	$4.75
Granted	-	$-
Cancelled or Expired	-	$-
Exercised	-	$-
Options outstanding at December 31, 2014	160,000	$4.75
Granted	-	$-
Cancelled or Expired	-	$-
Exercised	-	$-
Options outstanding at December 31, 2015	160,000	$2.37

There are currently no shares reserved for issuance under this plan.

Fair value of issuances

The fair value of the Company's option grants under the 2012, 2011, and 2002 Plans was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

2014
Expected term (based upon historical experience)	5-6 years
Expected volatility	130.50%
Expected dividends	None
Risk free interest rate	1.0%-2.0%

For the years ended December 31, 2015 and 2014, the Company recorded share-based compensation expense related to stock options of $181,365 and $247,807 and are included in operating expenses in the accompanying consolidated statements of operations, respectively.

On November 2, 2015 the Board of Directors approved to vote to reprice 435,000 stock options for one employee and three board members. The grant price was lowered to $0.15 which reflects the market value of the stock.  The repriced options continue to vest according to the original grant dates.  The incremental expense for the repricing of the options was approximately $17,000.

The Company had an aggregate of $50,743 of unrecognized share-based compensation expense for options outstanding as of December 31, 2015, which is expected to be recognized over a weighted average period of 1.10 years.

Information pertaining to options outstanding and exercisable at December 31, 2015 is as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Number of Shares	Weighted Average Remaining Contractual Life (In Years)
$0.15	435,000	6.22	425,017	6.37
$2.70	10,000	0.17	3,333	0.06
$4.60	15,000	0.21	10,000	0.15
$7.25	50,000	0.56	50,000	0.59
$8.00	10,000	0.15	6,700	0.11
	520,000	7.31	495,050	7.28
Summary of all stock option plans during the years ended December 31, 2015 and 2014 is as follows:
	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	385,000	$3.90
Granted	135,000	$2.70
Options exercisable at December 31, 2014	520,000	$3.60
Granted	-	$-
Options outstanding and expected to vest at December 31, 2015	520,000	$1.16	$7.31	$-
Options exercisable at December 31, 2015	495,050	$1.08	$7.28	$-

Warrants

From time to time, the Company issues warrants to purchase share of the Company’s common stock to investors, note holders and to non-employees for service rendered or to be rendered in the future.

In November 2015, the Company issued warrants to purchase 2,057,143 shares of the Company’s common stock to investors at the price of $0.09 per share.  The warrants expire five years following the warrant issuance date, and vest immediately.

A summary of the warrant activity during the year ended December 31, 2015 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Average Exercise Price Price
Warrants outstanding - January 1, 2015	-	$-
Granted	2,057,143	0.09
Exercised	-
Expired	-	$-
Warrants outstanding and exercisable - December 31, 2015	2,057,143	0.09
Weighted average remaining contractual life of the outstanding warrants in years	4.85

NOTE 10. INCOME TAXES

The Company is subject to taxation in the United States and Massachusetts. The provision for income taxes for the years ended December 31, 2015 and 2014 are summarized below:

	December 31,	December 31,
	2015	2014
Current:
Federal	$-	$-
State	975	2,430
Total current	975	2,430

Deferred:
Federal	571,125	(846,000)
State	(372,409)	(424,000)
Change in valuation allowance	(198,716)	1,270,000
Total deferred	-	-
Income tax provision (benefit)	$975	$2,430

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income provision is as follows:

	December 31,	December 31,
	2015	2014
U.S. federal statutory tax rate	34.00%	34.00%
State tax benefit, net	(0.02)%	(0.04)%
Gain on stock price guarantee	-	-
Other	(0.02)%	(0.24)%
Valuation allowance	(33.99)%	(33.92)%
Effective income tax rate	(0.03)%	(0.20)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2015	2014
Deferred tax assets:
NOL's	$16,247,000	$16,311,000
State taxes	(308,800)	(435,000)
Inventory and other reserves	42,800	194,000
Depreciation and amortization	6,600	1,000
Change in value of stock	435,100	238,000
NQ stock option expense	736,700	674,000
Total deferred tax assets	17,159,400	16,983,000
Valuation allowance	(17,159,400)	(16,983,000)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $176,400 in 2015.

As of December 31, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $46,000,000 which expire beginning in the year 2019. As of December 31, 2015, the Company had net operating loss carryforwards for state income tax purposes of approximately $8,000,000 which expire beginning in the year 2015.

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

NOTE 11. SEGMENT REPORTING

The Company reports information about segments of its business in its annual financial statements and reports selected segment information in its quarterly reports. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s three reportable segments, entertainment services, brewery management software and shipping calculator services, are managed separately based on fundamental differences in their operations.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision maker is the President, Chief Executive Officer and Chief Financial Officer.

The following table compares total revenues for the years indicated.

	Year Ended
	December 31, 2015	December 31, 2014
Entertainment services	$28,392	$647,509
Brewery management software	80,838	-
Shipping calculator services	163,690	149,246
Total revenues	272,920	796,756

The following table compares total income (loss) from operations for the years indicated.

	Year Ended
	December 31, 2015	December 31, 2014
Entertainment services	$20,432	$(344,974)
Brewery management software	13,844	-
Shipping calculator services	(868,076)	(793,337)
Total income (loss) from operations	(833,800)	(1,138,311)

NOTE 12. SUBSEQUENT EVENTS

From January 1, 2016 through the filing date of this Annual Report, the Company issued a total of 2,057,143 shares of common stock for gross proceeds of $180,000 for the exercise of warrants.

On December 20, 2013, the Company filed a patent infringement lawsuit against eBay Inc. in the United States District Court for the District of Massachusetts in December 2013 related to Company patents for real-time calculation of shipping, insurance and taxes online.  The case is now settled pursuant to a Confidential Settlement and License Agreement dated March 11, 2016.  Under the agreement, the Company received $53,500 after costs as full and final payment for such settlement of the lawsuit and non-exclusive licensing of the Company’s patents.

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

10.9	Agreement dated January 31, 2013 between Paid, Inc., and MCN Interactive, LLC d/b/a Music City Networks (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 5, 2013)
10.10	Second amendment to lease agreement dated November 12, 2013 between Forty Washington LLC and PAID, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 14, 2013)
23.1*	Consent of KMJ Corbin & Company LLP
31.1*	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.0*	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*filed herewith
+Indicates a management contract or any compensatory plan, contract or arrangement