Form 10-Q
period 2016-03-31
PAID INC
filed 2016-05-16
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes ☐     No ☒

As of May 16, 2016, the issuer had outstanding 10,989,608 shares of its Common Stock.

PAID, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
PAID, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$225,722	$123,913
Accounts receivable, net	23,254	26,696
Other receivable	53,500	-
Prepaid expenses and other current assets	40,435	57,394
Advanced royalties, net	-	5,000
Total current assets	342,911	213,003

Property and equipment, net	8,133	8,833
Intangible assets, net	251,851	276,878
Total assets	$602,895	$498,714

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$105,133	$95,441
Note payable	15,160	24,202
Capital leases	133	3,097
Accrued expenses	929,878	1,001,359
Deferred revenues	5,943	6,768
Total liabilities	1,056,247	1,130,867

Shareholders’ deficit
Common stock, $0.001 par value, 11,000,000 shares authorized; 10,989,608 shares and 8,932,466 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	10,990	8,932
Additional paid-in capital	54,606,822	54,418,160
Accumulated deficit	(55,071,164	(55,059,245
Total shareholders' deficit	(453,352)	(632,153)

Total liabilities and shareholders' deficit	$602,895	$498,714

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	March 31, 2016	March 31, 2015

Revenues	$133,779	$41,794
Cost of revenues	6,827	9,155
Gross profit	126,952	32,639

Operating expenses	266,332	290,830
Loss from operations	(139,380)	(258,191)

Other income (expense):
Interest expense	(257)	(280)
Other income	53,500	-
Unrealized gain on stock price guarantee	75,025	51,310
Total other income, net	128,268	51,030

Loss before provision for income taxes	(11,112)	(207,161)
Provision for income taxes	807	956
Net loss	$(11,919)	$(208,117)

Net loss per share – basic and diluted	$(0.00)	$0
Weighted average number of common shares outstanding - basic and diluted	9,674,067	6,826,837

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)
	2016	2015
Cash flows from operating activities:
Net loss	$(11,919)	$(208,117)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	25,727	4,760
Share-based compensation	10,720	50,333
Unrealized gain on stock price guarantee	(75,025)	(51,310)
Changes in assets and liabilities:
Accounts receivable, net	3,442	(75)
Other receivable	(53,500)	-
Prepaid expenses and other current assets	16,959	7,827
Advanced royalties	5,000	-
Deposits and other assets	-	3,685
Accounts payable	9,692	(94,536)
Accrued expenses	3,544	(904)
Deferred revenues	(825)	(110)
Net cash and cash equivalents used in operating activities	(66,185)	(288,447)
Cash flows from financing activities:
Payments on capital leases	(2,964)	(4,296)
Payments on notes payable	(9,042)	-
Proceeds from the exercise of common stock warrants	180,000	195,000
Net cash and cash equivalents provided by financing activities	167,994	190,704
Net change in cash and cash equivalents	101,809	(97,743)

Cash and cash equivalents, beginning of period	123,913	651,318

Cash and cash equivalents, end of period	$225,722	$553,575
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$807	$-
Interest paid	$257	$280
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Issuance of previously subscribed common stock	$-	$25,000

See accompanying notes to condensed consolidated financial statements

PAID, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016

Note 1. Organization and Significant Accounting Policies

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

General Presentation and Basis of Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015 that was filed on March 30, 2016.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited consolidated financial statements, and these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2016.

On October 7, 2015, the board of directors agreed to effectuate a reverse split of the Company’s common stock. The process was completed with FINRA on November 13, 2015. As a result of the split every fifty shares of common stock outstanding prior to the reverse split were consolidated into one share, reducing the number of common shares outstanding on the effective date from 446,623,300 to 8,932,466.  All share and per share information on this Form 10-Q has been retroactively adjusted to reflect the reverse stock split.

Going Concern and Management's Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them.   For the three months ended March 31, 2016, the Company reported a net loss of $11,919. The Company has an accumulated deficit of $55,071,164 at March 31, 2016 and used $66,185 of cash and cash equivalents in operations for the three months ended March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management feels that AuctionInc, BeerRun and SpiritRun will be a beneficial portion of our business and provide more opportunity for growth. The costs of doing business have been and will be significantly reduced in hopes of eliminating the net loss and providing positive cash flow from operations.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiary, PAID Run, LLC. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to the collectability of accounts receivable and other receivable, the recoverability of long-lived assets, the valuation of deferred tax assets and liabilities and the estimated fair value of the royalty and advance guarantees and share-based transactions. Actual results could materially differ from those estimates.

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

At March 31, 2016 and December 31, 2015, the Company’s financial instruments include cash and cash equivalents, accounts receivable, other receivable, accounts payable, capital leases, note payable and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, other receivable, accounts payable, capital leases, note payable and accrued expenses approximate fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2016, the Company had no amounts in these accounts in excess of the FDIC limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. Management believes that it has invested in high credit quality institutions for which the Company has not experienced any loss in its accounts and believes it is not exposed to any significant credit risk related to these accounts.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.  At both March 31, 2016 and December 31, 2015, the Company has recorded an allowance for doubtful accounts of $40,609.

For the three months ended March 31, 2016, and March 31, 2015 no revenues from any one individual client accounted for more than 10% of total revenues. These revenues were generated primarily from the sales of our line of AuctionInc products, brewery management software and merchandising and fulfillment services.

Other Receivable

Other receivable consists of funds due to the Company as a result of the settlement and non-exclusive licensing agreement related to the December 2013 eBay lawsuit. As of March 31, 2016, the Company recorded a receivable of $53,500.  The payment was received in full during the month of April 2016.

Advanced Royalties

Advanced royalties represent amounts the Company has advanced to certain clients and are recoupable against future royalties earned by the clients.  Advances are issued in either cash or shares of the Company’s common stock and advanced amounts are calculated based on the clients’ projected earning potential over a fixed period of time. Advances made by issuing stock or common stock options are recorded at their fair value on the date of issue. If the shares do not reach the required price per share, the Company has the option of issuing additional shares or making cash payment of the difference between the sales price and the fair value of the stock.  The Company records a liability for the difference between the fair value of the stock and the guaranteed sales price amount.  The change in fair value of the stock price guarantee is recorded in the accompanying condensed consolidated statements of operations.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the three months ended March 31, 2016 and 2015. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Advertising

Advertising costs are charged to expense as incurred.  For the three months ended March 31, 2016 and 2015, advertising expense totaled $4,164 and $6,224, respectively. These expenses are included in operating expenses in the accompanying condensed consolidated statements of operations.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The estimated fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of March 31, 2016 and 2015, no excess tax benefits for tax deductions related to share-based awards were recognized from stock options exercised in the three months ended March 31, 2016 and 2015 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s accompanying condensed consolidated balance sheets at March 31, 2016 and December 31, 2015.

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

For the three months ended March 31, 2016 and 2015, there were approximately 1,890,000 and 3,535,000, respectively, dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the period then ended.

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s three reportable segments are managed separately based on fundamental differences in their operations. At March 31, 2016, the Company operated in the following three reportable segments (see below):

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

The following table compares total revenue for the periods indicated.

	Three Months Ended
	March 31, 2016	March 31, 2015
Entertainment services	$6,004	$4,457
Shipping calculator services	45,459	37,337
Brewery Management Software	82,316	-
Total revenue	133,779	41,794

The following table compares total loss from operations for the periods indicated.

	Three Months Ended
	March 31, 2016	March 31, 2015
Entertainment services	$4,562	$3,053
Shipping calculator services	(152,385)	(261,244)
Brewery Management Software	8,443	-
Total loss from operations	(139,380)	(258,191)

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses certain aspects of accounting for share-based payment award transactions. This guidance will be effective in the first quarter of fiscal year 2017 and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its condensed consolidated financial statements.

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

Note 2. Accrued Expenses

 Accrued expenses are comprised of the following:

	March 31, 2016(unaudited)	December 31, 2015 (audited)
Payroll and related costs	$2,231	$3,686
Royalties	51,838	51,838
Stock price guarantee	838,557	913,582
Other	37,252	32,253
Total	$929,878	$1,001,359

Note 3. Intangible Assets

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

At March 31, 2016 and December 31, 2015, intangible assets consisted of the following:

	March 31, 2016	December 31, 2015
Patents	$16,000	16,000
Software	83,750	83,750
Client list	213,750	213,750
Accumulated amortization	(61,649)	(36,622)
	$251,851	276,878

Amortization expenses of intangible assets for the three months ended March 31, 2016 were $25,027. Estimated future annual amortization expense is approximately $100,000 for each year through 2018 and $900 for 2019.

Note 4. Commitments and Contingencies

Note Payable

On October 2, 2015, the Company entered into a $35,677 note payable with a financial institution.  The term of the note is for a period of one year and is payable in 10 monthly installments of $3,089 at an interest rate of 6.35%.  The balance due on the note payable as of March 31, 2016 and December 31, 2015 was $15,160 and $24,202, respectively.

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $6.00 per share.  If the shares are not at the required $6.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making a cash payment for the difference between the guaranteed price per share and the fair value of the stock.  As of March 31, 2016 and December 31, 2015, the stock price guarantee was $838,557 and $913,582, respectively, as the Company’s stock price was below $6.00 per share at March 31, 2016 and December 31, 2015, although some or all of the stock may already be sold and no longer subject to a guaranty and any required payment would be disputed by the Company. For the three months ended March 31, 2016 and 2015, the Company recorded an unrealized gain on stock price guarantee of $75,025 and $51,310, respectively.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2016, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

The Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH) in the United States District Court for the District of Massachusetts Central Division.  On September 30, 2014, PAID and eBay filed a joint motion to stay the district court litigation pending completion of eBay’s petitions for covered business method review that were filed with the Patent and Trial and Appeal Board (“PTAB”). On September 30, 2014 the PTAB announced that it had granted petitions filed by eBay for covered business method review of PAID’s United States Patent Nos. 8,635,150, 8,521,642, 8,352,357, and 7,930,237, entitled “Method and System for Improved Online Auction” (collectively, the “Online Auction Patents”).  On June 9, 2015, the Company and eBay, Inc. presented oral arguments to the Patent Trials Appeals Board.  On September 16, 2015, the PTAB entered a final ruling that the claims of the Online Auction Patents lacked patent eligible subject matter.  Pursuant to a settlement with eBay (discussed below), the Company has decided not to appeal the PTAB’s final ruling. Consequently, the claims of the Online Auction Patents are not valid.  The PTAB’s final ruling does not affect the validity of PAID’s United States Patent No. 7,324,968 or PAID’S United States Patent Pending both entitled “Method and System for Improved Online Auction” (collectively, the “Non-Asserted Intellectual Property”) which were not subject to the petitions for covered business method review filed by eBay.  This litigation has been settled pursuant to a Confidential Settlement and License Agreement dated March 11, 2016.  Under the agreement, the Company received $53,500 after costs as full and final payment for such settlement of the lawsuit and non-exclusive licensing of the Company’s patents. The Company recorded an “other receivable” for the agreed upon amount as of March 31, 2016.  The payment was received in full during the month of April 2016.

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

Note 5. Shareholder’s Deficit

Common Stock

From January 1, 2016 through March 31, 2016, the Company issued a total of 2,057,142 shares of common stock for gross proceeds of $180,000 from the exercise of warrants.
Share-based Incentive Plans

During the period ended March 31, 2016, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.  There were no stock options granted, exercised, canceled or expired during the three months ended March 31, 2016.

Note 6. Subsequent Events

 The Company has evaluated subsequent events through the filing date of this Form 10-Q, and have determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed herein.

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the fiscal year ended December 31, 2015 that was filed on March 30, 2016.

For example, the Company's ability to achieve positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company's inability to successfully implement the Company's business and revenue model, higher costs than anticipated, the Company's inability to sell its products and services to a sufficient number of customers, the introduction of competing products or services by others, the Company's failure to attract sufficient interest in, and traffic to, its site, the Company's inability to complete development of its products, the failure of the Company's operating systems, and the Company's inability to increase its revenues as rapidly as anticipated. If the Company is not profitable in the future, it will not be able to continue its business operations

Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.  Readers are urged to review carefully and to consider the various disclosures made by the Company in this Quarterly Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included in our Form 10-K filed on March 30, 2016, as updated and amended in Note 1 of the Notes to Condensed Consolidated Financial Statements included herein. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015.

The following discussion compares the Company's results of operations for the three months ended March 31, 2016 with those for the three months ended March 31, 2015. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.
	Three months Ended March 31,
	2016	2015	% Change
Entertainment services	$6,004	$4,457	35%
Brewery management software services	82,316	-	100%
Shipping calculator services	45,459	37,337	22%
Total revenues	$133,779	$41,794	220%

Revenues increased 220% in the first quarter primarily from the addition of a new segment of the Company that provides brewery management software services.

Entertainment service revenues increased $1,547 or 35% to $6,004 in the first quarter of 2016 compared to $4,457 in 2015.  This increase is a result of our higher volume of movie poster auction sales in the first quarter.

Brewery management software revenues are a new addition to our revenue sources in 2016 resulting in an increase of revenues by $82,316.

Shipping calculator services revenue increased $8,122 or 22% to $45,459 in the first quarter of 2016 compared to $37,337.  The increase was largely due to the addition of newly developed products for the AuctionInc platform and a price increase for new products that went into effect on October 1, 2015.

Gross Profit

Gross profit increased $94,313 or 289% in the first quarter of 2016 to $126,952 compared to $32,639 in 2015.  Gross margin increased 17 percentage points to 95% from 78% in the first quarter of 2015.   The increase in gross margin was mainly due to the limited number of expenses associated with our new brewery management software services.

Operating Expenses

Total operating expenses in the first quarter 2016 were $266,332 compared to $290,830 in the first quarter 2015, a decrease of 24,498 or 8%. The decrease is due to reduction in payroll and a one-time human resource expense that occurred in the first quarter of 2015.

Other Income, net

Net other income in the first quarter of 2016 was $128,268 compared to $51,030 in the same period of 2015, an increase of $77,238 or 151%. This is primarily attributable to the unrealized gain on stock price guarantee of $75,025 in the first quarter of 2016 compared to $51,310 in the same period of 2015. The Company also recorded a $53,500 gain on the settlement of the ongoing litigation with eBay in the first quarter of 2016.

Net Loss

The Company realized a net loss in the first quarter of 2016 of ($11,919) compared to a net loss of ($208,117) for the same period in 2015. The loss for the first quarter of 2016 and 2015 both represent $0.00 and ($0.00) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents used in operating activities for the three months ended March 31, 2016 and 2015 is as follows:

	2016	2015
Net loss	$(11,919)	$(208,117)
Depreciation and amortization	25,727	4,760
Share-based compensation	10,720	50,333
Unrealized gain on stock price guarantee	(75,025)	(51,310)
Changes in current assets and liabilities	(15,688)	(84,113)
Net cash used in operating activities	$(66,185)	$(288,447)

Working Capital and Liquidity

The Company had cash and cash equivalents of $225,722 at March 31, 2016, compared to $123,913 at December 31, 2015. The Company had a negative working capital of ($713,336) at March 31, 2016, a decrease of ($204,528) compared to ($917,864) at December 31, 2015. The increase in working capital is attributable to the increase in the value of the stock price and its effect on the stock price guarantee liability.  The increase to the cash and cash equivalents is due to warrants exercised in the first quarter of 2016.
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

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the President and Chief Executive Officer of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified six material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of March 31, 2016, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

        The Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH) in the United States District Court for the District of Massachusetts Central Division.  On September 30, 2014, PAID and eBay filed a joint motion to stay the district court litigation pending completion of eBay’s petitions for covered business method review that were filed with the Patent and Trial and Appeal Board (“PTAB”). On September 30, 2014 the PTAB announced that it had granted petitions filed by eBay for covered business method review of PAID’s United States Patent Nos. 8,635,150, 8,521,642, 8,352,357, and 7,930,237, entitled “Method and System for Improved Online Auction” (collectively, the “Online Auction Patents”).  On June 9, 2015, the Company and eBay, Inc. presented oral arguments to the Patent Trials Appeals Board.  On September 16, 2015, the PTAB entered a final ruling that the claims of the Online Auction Patents lacked patent eligible subject matter.  Pursuant to a settlement with eBay (discussed below), the Company has decided not to appeal the PTAB’s final ruling. Consequently, the claims of the Online Auction Patents are not valid.  The PTAB’s final ruling does not affect the validity of PAID’s United States Patent No. 7,324,968 or PAID’S United States Patent Pending both entitled “Method and System for Improved Online Auction” (collectively, the “Non-Asserted Intellectual Property”) which were not subject to the petitions for covered business method review filed by eBay.  This litigation has been settled pursuant to a Confidential Settlement and License Agreement dated March 11, 2016.  Under the agreement, the Company received $53,500 after costs as full and final payment for such settlement of the lawsuit and non-exclusive licensing of the Company’s patents. The Company recorded an “other receivable” for the agreed upon amount as of March 31, 2016.  The payment was received in full during the month of April 2016

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2015.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2016, as a result of warrant exercises during the first quarter and in accordance with a contractual agreement with certain investors, the Company issued 2,057,143 shares of common stock at a price of $0.09 per share generating total gross proceeds of $180,000 to be used for working capital purposes.  The shares were issued in reliance on an exemption from registration under Section 4(a)(2) under the 1933 Act.

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

PAID, INC.
Registrant

Date:	May 16, 2016	By:	/s/ W. Austin Lewis, IV
W. Austin Lewis, IV, President, CEO and CFO (Principal Executive, Financial and Accounting Officer)

LIST OF EXHIBITS
Exhibit No.	Description
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)