Form 10-Q
period 2016-06-30
PAID INC
filed 2016-08-12
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer		Accelerated Filer	
Non-accelerated filer		Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of August 12, 2016, the issuer had outstanding 10,989,608 shares of its Common Stock.

PAID, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAID, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$154,943	$123,913
Accounts receivable, net	23,914	26,696
Prepaid expenses and other current assets	26,959	57,394
Advanced royalties, net	-	5,000
Total current assets	205,816	213,003

Property and equipment, net	7,434	8,833
Intangible assets, net	226,824	276,878
Total assets	$440,074	$498,714

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$99,028	$95,441
Note payable	3,014	24,202
Capital leases	-	3,097
Accrued expenses	958,550	1,001,359
Deferred revenues	5,795	6,768
Total liabilities	1,066,387	1,130,867

Shareholders’ deficit
Common stock, $0.001 par value, 11,000,000 shares authorized; 10,989,608 shares and 8,932,466 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	10,991	8,932
Additional paid-in capital	54,633,631	54,418,160
Accumulated deficit	(55,270,935)	(55,059,245)
Total shareholders' deficit	(626,313)	(632,153)

Total liabilities and shareholders' deficit	$440,074	$498,714

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues	$129,984	$51,608	$263,763	$93,402
Cost of revenues	5,381	10,639	12,208	19,794
Gross profit	124,603	40,969	251,555	73,608

Operating expenses	294,997	223,855	561,329	514,685
Loss from operations	(107,394)	(182,886)	(309,774)	(441,077)

Other income (expense):
Interest expense	(193)	(206)	(450)	(486)
Other income	4,488	-	57,988	-
Unrealized gain (loss) on stock price guarantee	(33,672)	(20,845)	41,353	30,465
Total other income (expense), net	(29,377)	(21,051)	(98,891)	29,979

Loss before provision for income taxes	(199,771)	(203,937)	(210,883)	(411,098)
Provision for income taxes	-	-	807	956
Net loss	$(199,771)	$(203,937)	$(211,690)	$(412,054)

Net loss per share – basic and diluted	$(0.02)	$(0.03)	$(0.02)	$(0.06)
Weighted average number of common shares outstanding - basic and diluted	10,989,608	6,875,481	10,331,838	6,851,293

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(611,690)	$(412,054)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	51,453	8,728
Share-based compensation	37,530	100,666
Unrealized gain on stock price guarantee	(41,353)	(30,465)
Changes in assets and liabilities:
Accounts receivable	2,782	(5,398)
Prepaid expenses and other current assets	30,435	16,921
Advanced royalties	5,000	-
Deposits and other assets	-	7,370
Accounts payable	3,587	(100,218)
Accrued expenses	(1,456)	(637)
Deferred revenues	(973)	634
Net cash and cash equivalents used in operating activities	(124,685)	(414,453)
Cash flows from financing activities:
Payments on capital leases	(3,097)	(7,752)
Payments on note payable	(21,188)	-
Proceeds from the exercise of common stock warrants	180,000	195,000
Net cash and cash equivalents provided by financing activities	155,715	187,248
Net change in cash and cash equivalents	31,030	(227,205)

Cash and cash equivalents, beginning of period	123,913	651,318

Cash and cash equivalents, end of period	$154,943	$424,113
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$806	$956
Interest paid	$450	$486
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Issuance of previously subscribed common stock	$-	$25,000

See accompanying notes to condensed consolidated financial statements

PAID, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016

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

BeerRun Software is a brewery management and Alcohol and Tobacco Tax and Trade Bureau tax reporting software.  Small craft brewers utilize the product to manage brewery schedules, inventory, packaging, sales and purchasing.  Tax reporting can be processed with a single click and is fully customizable by state or providence.  The software is designed to integrate with QuickBooks accounting platforms by using our powerful sync engine.  We currently offer two versions of the software BeerRun and BeerRun Light which excludes some of the enhanced features of BeerRun without disrupting the core functionality of the software.  Additional features include Brewpad and Kegmaster and can be added on to the base product.  Craft brewing is on the rise in the United States and we feel that there is a large potential to grow this portion of our business.

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

Going Concern and Management's Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them.   For the six months ended June 30, 2016, the Company reported a net loss of $211,690. The Company has an accumulated deficit of $55,270,935 at June 30, 2016 and used $124,685of cash and cash equivalents in operations for the six months ended June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiary PAID Run, LLC. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to the collectability of accounts receivable, the recoverability of long-lived assets, the valuation of deferred tax assets and liabilities and the estimated fair value of the royalty and advance guarantee, and share-based transactions. Actual results could materially differ from those estimates.

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

At June 30, 2016 and December 31, 2015, the Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, capital leases, note payable and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, capital leases, note payable and accrued expenses approximate fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2016, the Company had no amounts in these accounts in excess of the FDIC limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. Management believes that it has invested in high credit quality institutions for which the Company has not experienced any loss in its accounts and believes it is not exposed to any significant credit risk related to these accounts.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.  At both June 30, 2016 and December 31, 2015, the Company has recorded an allowance for doubtful accounts of $40,609.

For the six months ended June 30, 2016, and June 30, 2015 no revenues from any one individual client accounted for more than 10% of total revenues. These revenues were generated primarily from the sales of our line of AuctionInc products, brewery management software and merchandising and fulfillment services.

Advanced Royalties

Advanced royalties represent amounts the Company has advanced to certain clients and are recoupable against future royalties earned by the clients.  Advances are issued in either cash or shares of the Company’s common stock and advanced amounts are calculated based on the clients’ projected earning potential over a fixed period of time. Advances made by issuing stock or common stock options are recorded at their fair value on the date of issue. If the shares do not reach the required price per share, the Company has the option of issuing additional shares or making cash payment of the difference between the sales price and the fair value of the stock.  The Company records a liability for the difference between the fair value of the stock and the guaranteed sales price amount, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.  The change in fair value of the stock price guarantee is recorded in the accompanying condensed consolidated statements of operations.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the six months ended June 30, 2016 and 2015. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenue principally from sales of shipping calculator subscriptions, brewery management software subscriptions, and entertainment services.

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

Entertainment services revenues include web development and design, creative services, marketing services and general business consulting services. For contracts that are of a short duration and fixed price, revenue is recognized when there are no significant obligations and upon acceptance by the customer of the completed project.  Revenues on longer-term fixed price contracts are recognized using the percentage-of-completion method.   Services that are performed on a time and material basis are recognized as the related services are performed.

Cost of Revenues

Cost of revenues includes web hosting, data storage, and commissions.

Operating Expenses

Operating expenses include indirect related expenses, including credit card processing fees, payroll, travel, facility costs, and other general and administrative expenses.

Advertising

Advertising costs are charged to expense as incurred.  For the three months ending June 30, 2016 and 2015 advertising expense totaled $2,708 and $6,878, and for six months ended June 30, 2016 and 2015, advertising expense totaled $6,874 and $13,102, respectively. These expenses are included in operating expenses in the accompanying condensed consolidated statements of operations.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The estimated fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of June 30, 2016 and 2015, no excess tax benefits for tax deductions related to share-based awards were recognized from stock options exercised in the six months ended June 30, 2016 and 2015 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s accompanying condensed consolidated balance sheets at June 30, 2016 and December 31, 2015.

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

For the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015, there were approximately 292,000 and 28,000 and 282,000 and 51,000, respectively, dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the period then ended.

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s three reportable segments are managed separately based on fundamental differences in their operations. At June 30, 2016, the Company operated in the following three reportable segments (see below):

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

The following table compares total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Entertainment services	$4,659	$10,188	$10,662	$14,645
Shipping calculator services	44,262	41,420	89,721	78,757
Brewery management software	81,063	-	163,380	-
Total revenue	$129,984	$51,608	$263,763	$93,402

The following table compares total loss from operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Entertainment services	$4,005	$7,453	$8,567	$10,506
Shipping calculator services	(179,590)	(190,339)	(331,974)	(451,583)
Brewery management software	5,191	-	13,633	-
Total loss from operations	$(170,394)	$(182,886)	$(309,774)	$(441,077)

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses certain aspects of accounting for share-based payment award transactions. This guidance will be effective in the first quarter of fiscal year 2017 and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating ASU 2016-02, the Company expects the adoption of ASU 2016-02 to have a material effect on the Company’s financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company does not expect ASU 2016-02 to have a material effect on the Company’s results of operations and cash flows.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 until December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating which transition method it will adopt and the expected impact of the updated guidance, but does not believe the adoption of the updated guidance will have a significant impact on its condensed consolidated financial statements.

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2016 (unaudited)	December 31, 2015 (audited)
Payroll and related costs	$2,230	$3,686
Royalties	51,838	51,838
Stock price guarantee	872,229	913,582
Other	32,253	32,253
Total	$958,550	$1,001,359

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

At June 30, 2016 and December 31, 2015, intangible assets consisted of the following:

	June 30, 2016	December 31, 2015
Patents	$16,000	$16,000
Software	83,750	83,750
Client list	213,750	213,750
Accumulated amortization	(86,676)	(36,622)
	$226,824	$276,878

Amortization expenses of intangible assets for the six months ended June 30, 2016 were $50,054. Estimated future annual amortization expense is approximately $100,000 for each year through 2018 and $900 for 2019.

Note 4. Commitments and Contingencies

Note Payable

On October 2, 2015, the Company entered into a $35,677 note payable with a financial institution.  The term of the note is for a period of one year and is payable in 10 monthly installments of $3,089 at an interest rate of 6.35%.  The balance due on the note payable as of June 30, 2016 and December 31, 2015 was $3,104 and $24,202, respectively.

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $6.00 per share as adjusted for the reverse stock split.  If the shares are not at the required $6.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making a cash payment for the difference between the guaranteed price per share and the fair value of the stock.  As of June 30, 2016 and December 31, 2015, the stock price guarantee was $872,229 and $913,582, respectively, as the Company’s stock price was below $6.00 per share at June 30, 2016 and December 31, 2015, although some or all of the stock may already be sold and no longer subject to a guaranty and any required payment would be disputed by the Company. For the six months ended June 30, 2016 and 2015, the Company recorded an unrealized gain on stock price guarantee of $41,353 and $30,465, respectively.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of June 30, 2016, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

The Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH) in the United States District Court for the District of Massachusetts Central Division.  This litigation has been settled pursuant to a Confidential Settlement and License Agreement dated March 11, 2016.  Under the agreement, the Company received $53,500, which has been recorded in other income in the condensed consolidated statements of operations, after costs as full and final payment for such settlement of the lawsuit and non-exclusive licensing of the Company’s patents.  The payment was received in full in April 2016.

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

Note 5. Shareholder’s Deficit

Common Stock

From January 1, 2016 through June 30, 2016, the Company issued a total of 2,057,142 shares of common stock for gross proceeds of $180,000 from the exercise of warrants.

Share-based Incentive Plans

During the period ended June 30, 2016, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.  90,000 stock options were granted to board members and an employee on April 1, 2016.  In addition to the new grants there were 25,000 options that expired in the second quarter of 2016.

During the period ended June 30, 2016, the board of directors approved the repricing of outstanding stock options held by members of the board, management and an employee to $0.0875 per share. The repricing of the stock options will only apply to those stock options that are exercised by September 15, 2016. In addition, the board of directors approved a cash bonus to management and an employee in an amount equal to their outstanding stock options multiplied by $0.0875, grossed up to give effect for taxes. The bonus shall not be earned unless and until management or the employee determines to exercise the stock options by September 15, 2016. The repricing, exercise of stock options and bonus are contingent on an increase in the number of authorized shares approved by a majority of the stockholders of the Company. Upon the increase in the number of authorized shares and exercise of stock options, the Company will record the incremental value of the repriced stock options along with accruing the bonus.

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

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015.

The following discussion compares the Company's results of operations for the three months ended June 30, 2016 with those for the three months ended June 30, 2015. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended June 30,
	2016	2015	% Change
Entertainment services	$4,659	$10,188	(53	) %
Brewery management software	81,063	-	100%
Shipping calculator services	44,262	41,420	7%
Total revenues	$129,984	$51,608	152%

Revenues increased 152% in the second quarter primarily from the addition of a new segment of the Company that provides brewery management software services.

Entertainment service revenues decreased $5,529 or 53% to $4,659 in the second quarter of 2016 compared to $10,188 in 2015.  This decrease is a result of our reduced volume of movie poster auction sales in the second quarter.

Brewery management software revenues are a new addition to our revenue sources in 2016 resulting in an increase of revenues by $81,063.

Shipping calculator services revenue increased $2,842 or 7% to $44,262 in the second quarter of 2016 compared to $41,420.  The increase was largely due to the second phase of our price increases that were implemented in June 2016.

Gross Profit

Gross profit increased $83,634 or 204% in the second quarter of 2016 to $124,603 compared to $40,969 in 2015.  Gross margin increased 17 percentage points to 96% from 79% in the second quarter of 2015.   The increase in gross margin was mainly due to the limited number of costs associated with our new brewery management software services.

Operating Expenses

Total operating expenses in the second quarter 2016 were $294,997 compared to $223,855 in the second quarter 2015, an increase of $71,142 or 32%. The increase is partly due to the increased expense associated with the operations of the brewery management software segment and a one-time bonus awarded in the second quarter of 2016.

Other Income (Expense), net

Net other income (expense) in the second quarter of 2016 was ($29,377) compared to ($21,051) in the same period of 2015, an increase of $8,326 or 40%. This is primarily attributable to the unrealized loss on stock price guarantee of $33,672 in the second quarter of 2016 compared to $20,845 in the same period of 2015.

Net Loss

The Company realized a net loss in the second quarter of 2016 of ($199,771) compared to a net loss of ($203,937) for the same period in 2015. The loss for the second quarter of 2016 and 2015 represent ($0.02) and ($0.03) per share, respectively.

The following discussion compares the Company's results of operations for the six months ended June 30, 2016 with those for the six months ended June 30, 2015. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Six months Ended June 30,
	2016	2015	% Change
Entertainment services	$10,662	$14,645	(27	) %
Brewery management software	163,380	-	100%
Shipping calculator services	89,721	78,757	14%
Total revenues	$263,763	$93,402	182%

Revenues increased 182% primarily from the additional revenue generated by the brewery management software services.

Entertainment service revenues decreased $3,983 or 27% to $10,662 compared to $14,645 in 2015.  This decrease is a result of our lower than average movie poster auctions.

Brewery management software revenues are a new addition to our revenue sources in 2016 resulting in an increase of revenues by $163,380.

Shipping calculator services revenue increased $10,964 or 14% to $89,721 compared to $78,757.  The increase was largely due to the addition of newly developed products for the AuctionInc platform and a price increase that went into effect on June 1, 2016.

Gross Profit

Gross profit increased $177,947 or 242% to $251,555 compared to $73,608 in 2015.  Gross margin increased 16 percentage points to 95% from 79% in 2015.   The increase in gross margin was mainly due to the increase in revenues and limited number of costs associated with our new brewery management software services.

Operating Expenses

Total operating expenses in 2016 were $561,329 compared to $514,685 in 2015, an increase of 9%. The increase is partly due to the increased expense associated with the operations of the brewery management software segment and a one-time bonus awarded in 2016.

Other Income (Expense), net

Net other income in 2016 was $98,891 compared to $29,979 in the same period of 2015, an increase of $68,912 or 230%. This is primarily attributable to the $53,500 gain on the settlement of the ongoing litigation with eBay in the first quarter of 2016.

Net Loss

The Company realized a net loss in 2016 of ($211,690) compared to a net loss of ($412,054) for the same period in 2015. The loss for 2016 and 2015 represent ($0.02) and ($0.06) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents used in operating activities for the six months ended June 30, 2016 and 2015 is as follows:

	2016	2015
Net loss	$(211,690)	$(412,054)
Depreciation and amortization	51,453	8,728
Share-based compensation	37,530	100,666
Unrealized gain on stock price guarantee	(41,353)	(30,465)
Changes in current assets and liabilities	39,375	(81,328)
Net cash used in operating activities	$(124,685)	$(414,453)

Working Capital and Liquidity

The Company had cash and cash equivalents of $154,943 at June 30, 2016, compared to $123,913 at December 31, 2015. The Company had a negative working capital of ($860,571) at June 30, 2016, an improvement of $57,293 compared to ($917,864) at December 31, 2015. The increase in working capital is attributable to the increase in the value of the stock price and its effect on the stock price guarantee liability.  The increase to the cash and cash equivalents is due to warrants exercised in the first quarter of 2016.

The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Although there is substantial doubt about the Company's ability to continue as a going concern, management believes that the Company has adequate cash resources to fund operations during the next 12 months.  However, there can be no assurance that anticipated growth in new business will occur, and that the Company will be successful in monetizing its patents. Management continues to seek alternative sources of capital to support operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information for this Item 3.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the President and Chief Executive Officer of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified six material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of June 30, 2016, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

The Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH) in the United States District Court for the District of Massachusetts Central Division.  This litigation has been settled pursuant to a Confidential Settlement and License Agreement dated March 11, 2016.  Under the agreement, the Company received $53,500 after costs as full and final payment for such settlement of the lawsuit and non-exclusive licensing of the Company’s patents. The payment was received in full in April 2016.

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

PAID, INC.
Registrant

Date:	August 12, 2016	By:	/s/ W. Austin Lewis, IV
W. Austin Lewis, IV, President, CEO and CFO (Principal Executive, Financial and Accounting Officer)

LIST OF EXHIBITS

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)