Form 10-Q
period 2016-09-30
PAID INC
filed 2016-11-15
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Yes ☐     No ☒

As of November 2, 2016, the issuer had outstanding 10,989,608 shares of its Common Stock.

PAID, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAID, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$121,013	$123,913
Accounts receivable, net	22,850	26,696
Prepaid expenses and other current assets	14,192	57,394
Advanced royalties, net	-	5,000
Total current assets	158,055	213,003

Property and equipment, net	6,735	8,833
Intangible assets, net	201,797	276,878
Total assets	$366,587	$498,714

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$114,757	$95,441
Note payable	-	24,202
Capital leases	-	3,097
Accrued expenses	972,150	1,001,359
Deferred revenues	7,027	6,768
Total liabilities	$1,093,934	$1,130,867

Shareholders’ deficit
Common stock, $0.001 par value, 11,000,000 shares authorized; 10,989,608 shares and 8,932,466 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	10,991	8,932
Additional paid-in capital	54,637,915	54,418,160
Accumulated deficit	(55,376,253)	(55,059,245)
Total shareholders' deficit	(727,347)	(632,153)

Total liabilities and shareholders' deficit	$366,587	$498,714

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues	$127,246	$46,191	$391,009	$139,593
Cost of revenues	6,023	12,676	18,231	32,470
Gross profit	121,223	33,515	372,778	107,123

Operating expenses	217,845	218,377	779,174	733,062
Loss from operations	(96,622)	(184,862)	(406,396)	(625,939)

Other income (expense):
Interest expense	(229)	(148)	(679)	(634)
Other income	4,345	-	62,333	-
Write down of other receivables	-	(108,961)	-	(108,961)
Unrealized gain (loss) on stock price guarantee	(12,812)	(376,007)	28,541	(345,542)
Total other income (expense), net	(8,696)	(485,116)	90,195	(455,137)

Loss before provision for income taxes	(105,318)	(669,978)	(316,201)	(1,081,076)
Provision for income taxes	-	18	807	974
Net loss	$(105,318)	$(669,996)	$(317,008)	$(1,082,050)

Net loss per share – basic and diluted	$(0.01)	$(0.10)	$(0.03)	$(0.16)
Weighted average number of common shares outstanding - basic and diluted	10,989,608	6,875,481	10,552,696	6,859,444

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
	2016	2015
Cash flows from operating activities:
Net loss	$(317,008)	$(1,082,050)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	77,179	9,662
Gain on sale of property and equipment	(2,179)	-
Write down of other receivables	-	108,961
Share-based compensation	41,814	150,999
Unrealized gain or loss on stock price guarantee	(28,541)	345,542
Changes in assets and liabilities:
Accounts receivable	3,846	(73)
Prepaid expenses and other current assets	43,202	25,961
Advanced royalties	5,000	-
Deposits and other assets	-	11,055
Accounts payable	19,316	(86,751)
Accrued expenses	(668)	(3,771)
Deferred revenues	259	(889)
Net cash and cash equivalents used in operating activities	(157,780)	(521,354)
Cash flow from investing activities
Proceeds from the sale of property and equipment	2,179	-
Net cash and cash equivalents provided by investing activities	2,179	-
Cash flows from financing activities:
Payments on capital leases	(3,097)	(11,291)
Payments on note payable	(24,202)	-
Proceeds from the exercise of common stock warrants	180,000	195,000
Net cash and cash equivalents provided by financing activities	152,701	183,709
Net change in cash and cash equivalents	(2,900)	(337,645)

Cash and cash equivalents, beginning of period	123,913	651,318

Cash and cash equivalents, end of period	$121,013	$313,673
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$807	$974
Interest paid	$679	$634
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Issuance of previously subscribed common stock	$-	$25,000

See accompanying notes to condensed consolidated financial statements

PAID, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2016

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

Going Concern and Management's Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. For the nine months ended September 30, 2016, the Company reported a net loss of $317,008. The Company has an accumulated deficit of $55,376,253 at September 30, 2016 and used $157,780 of cash and cash equivalents in operations for the nine months ended September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management feels that AuctionInc, BeerRun and SpiritRun will be a beneficial portion of our business and provide more opportunity for growth. The costs of doing business have been and will be significantly reduced in hopes of eliminating the net loss and providing positive cash flow from operations.

On September 1, 2016 the Company entered into an amalgamation agreement with emergeIT. The amalgamation is contingent on the approval of certain proposals by the shareholders of the Company. See Note 6.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to the collectability of accounts receivable, the recoverability of long-lived assets, the valuation of deferred tax assets and liabilities, and the estimated fair value of the royalty and advance guarantee, and share-based transactions. Actual results could materially differ from those estimates.

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

At September 30, 2016 and December 31, 2015, the Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, capital leases, note payable and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, capital leases, note payable and accrued expenses approximate fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2016, the Company had no amounts in these accounts in excess of the FDIC limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits. Management believes that it has invested in high credit quality institutions for which the Company has not experienced any loss in its accounts and believes it is not exposed to any significant credit risk related to these accounts.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. At both September 30, 2016 and December 31, 2015, the Company has recorded an allowance for doubtful accounts of $40,609.

For the nine months ended September 30, 2016, and September 30, 2015 no revenues from any one individual client accounted for more than 10% of total revenues. These revenues were generated primarily from the sales of our line of AuctionInc products, brewery management software and merchandising and fulfillment services.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the nine months ended September 30, 2016 and 2015. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Advertising

Advertising costs are charged to expense as incurred. For the three months ending September 30, 2016 and 2015 advertising expense totaled $0 and $7,180, and for nine months ended September 30, 2016 and 2015, advertising expense totaled $6,874 and $20,282, respectively. These expenses are included in operating expenses in the accompanying condensed consolidated statements of operations.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The estimated fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of September 30, 2016 and 2015, no excess tax benefits for tax deductions related to share-based awards were recognized from stock options exercised in the nine months ended September 30, 2016 and 2015 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s accompanying condensed consolidated balance sheets at September 30, 2016 and December 31, 2015.

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

For the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015, there were approximately 323,000 and 8,000 and 340,000 and 32,000, respectively, dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the period then ended.

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s three reportable segments are managed separately based on fundamental differences in their operations. At September 30, 2016, the Company operated in the following three reportable segments (see below):

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

The following table compares total revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Entertainment services	$ 2,275	$6,398	$12,937	$21,044
Shipping calculator services	46,141	39,793	135,862	118,549
Brewery management software	78,830	-	242,210	-
Total revenue	$127,246	$46,191	$391,009	$139,593

The following table compares total loss from operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Entertainment services	$ 3,404	$4,572	$11,971	$15,078
Shipping calculator services	(110,655)	(189,434)	(442,629)	(641,017)
Brewery management software	10,629	-	24,262	-
Total loss from operations	$(96,622)	$(184,862)	$(406,396)	$(625,939)

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods ending after December 15, 2016 and early application is permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our condensed consolidated financial statements.

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

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
Payroll and related costs	$3,018	$3,686
Royalties	51,838	51,838
Stock price guarantee	858,041	913,582
Other	32,252	32,253
Total	$972,150	$1,001,359

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
At September 30, 2016 and December 31, 2015, intangible assets consisted of the following:

	September 30, 2016	December 31, 2015
Patents	$16,000	$16,000
Software	83,750	83,750
Client list	213,750	213,750
Accumulated amortization	(111,703)	(36,622)
	$201,797	$276,878

Amortization expenses of intangible assets for the nine months ended September 30, 2016 were $75,801. Estimated future annual amortization expense is approximately $100,000 for each year through 2018 and $900 for 2019.

Note 4. Commitments and Contingencies
Note Payable
On October 2, 2015, the Company entered into a $35,677 note payable with a financial institution. The term of the note was for a period of one year and was payable in 10 monthly installments of $3,089 at an interest rate of 6.35%. The balance due on the note payable as of September 30, 2016 and December 31, 2015 was $0 and $24,202, respectively. The note payable was repaid in full during the third quarter of 2016.

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $6.00 per share as adjusted for the reverse stock split.  If the shares are not at the required $6.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making a cash payment for the difference between the guaranteed price per share and the fair value of the stock.  As of September 30, 2016 and December 31, 2015, the stock price guarantee was $885,041 and $913,582, respectively, as the Company’s stock price was below $6.00 per share at September 30, 2016 and December 31, 2015, although some or all of the stock may already be sold and no longer subject to a guaranty and any required payment would be disputed by the Company. For the nine months ended September 30, 2016 the Company recorded an unrealized gain on the stock price guarantee of $28,541 and for the nine months ended September 30, 2015, the Company recorded an unrealized loss on stock price guarantee of ($345,542).

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2016, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

Note 5. Shareholder’s Deficit

Common Stock

From January 1, 2016 through September 30, 2016, the Company issued a total of 2,057,142 shares of common stock for gross proceeds of $180,000 from the exercise of warrants.

Share-based Incentive Plans
During the period ended September 30, 2016, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. 90,000 stock options were granted to board members and an employee on April 1 and June 13, 2016.

During the period ended September 30, 2016, the board of directors approved the repricing of outstanding stock options held by members of the board, management, employee and former employee to $0.0975 per share. The expense related to the repricing was not significant. In addition to the repricing of the outstanding options the board approved to vest any outstanding unvested options for two employees.

Note 6. Amalgamation Agreement

 On September 1, 2016, the Company entered into an amalgamation agreement with emergeIT Inc., an Ontario corporation to acquire emergeIT and two new PAID subsidiaries (“Amalgamation Agreement”).  emergeIT (which does business as “ShipTime”) is a cloud-based shipping platform bringing individuals and small and medium sized businesses together with many of the world’s leading carriers to save time and money. emergeIT generates monthly recurring revenue through transactions and “software as a service” offerings.  It currently serves in excess of 30,000 members in North America with plans to expand its services into Europe and then worldwide.  The amalgamation, or merger, requires shareholder approval and is expected to close, upon receipt of approval, in the fourth quarter of 2016.

Note 7. Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and have determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed herein.

On November 9, 2016, the Company submitted its proxy to solicit approval from its shareholders of the Amalgamation Agreement. The results of solicitation have not been determined as of the date of the filing of this Form 10-Q.

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

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015.

The following discussion compares the Company's results of operations for the three months ended September 30, 2016 with those for the three months ended September 30, 2015. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.
	Three months Ended September 30,
	2016	2016	% Change
Entertainment services	$2,275	$6,398	(64)%
Brewery management software	78,830	-	100%
Shipping calculator services	46,141	39,793	16%
Total revenues	$127,246	$46,191	175%

Revenues increased 175% in the third quarter primarily from the addition of a new segment of the Company that provides brewery management software services.

Entertainment service revenues decreased $4,123 or 64% to $2,275 in the third quarter of 2016 compared to $6,398 in 2015. This decrease is a result of our reduced volume of movie poster auction sales in the third quarter.

Brewery management software revenues are a new addition to our revenue sources in 2016 resulting in an increase of revenues by $78,830.

Shipping calculator services revenue increased $6,348 or 16% to $46,141 in the third quarter of 2016 compared to $39,793.  The increase was largely due to the second phase of our price increases that were implemented in 2016.

Gross Profit

Gross profit increased $87,708 or 262% in the third quarter of 2016 to $121,223 compared to $33,515 in 2015. Gross margin increased 22 percentage points to 95% from 73% in the third quarter of 2015. The increase in gross margin was mainly due to the limited number of costs associated with our new brewery management software services and the decreased fees as a result of changing to a new hosting provider.

Operating Expenses

Total operating expenses in the third quarter 2016 were $217,845 compared to $218,377 in the third quarter 2015, a decrease of $532 or 0%.

Other Income (Expense), net

Net other income (expense) in the third quarter of 2016 was ($8,696) compared to ($485,116) in the same period of 2015, a decrease of $476,420 or 98%. This is primarily attributable to the unrealized loss on stock price guarantee of $12,812 in the third quarter of 2016 compared to $376,007 in the same period of 2015.

Net Loss

The Company realized a net loss in the third quarter of 2016 of ($105,318) compared to a net loss of ($669,996) for the same period in 2015. The loss for the third quarter of 2016 and 2015 represent ($0.10) per share.

Comparison of the nine months ended September 30, 2016 and 2015

The following discussion compares the Company's results of operations for the nine months ended September 30, 2016 with those for the nine months ended September 30, 2015. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.
	Nine Months Ended September 30,
	2016	2015	% Change
Entertainment services	$12,937	$21,044	(39)%
Brewery management software	242,210	-	100%
Shipping calculator services	135,862	118,549	15%
Total revenues	$391,009	$139,593	180%

Revenues increased 180% primarily from the additional revenue generated by the brewery management software services.

Entertainment service revenues decreased $8,107 or 39% to $12,937 compared to $21,044 in 2015. This decrease is a result of our lower than average movie poster auctions.

Brewery management software revenues are a new addition to our revenue sources in 2016 resulting in an increase of revenues by $242,210.

Shipping calculator services revenue increased $17,313 or 15% to $135,862 compared to $118,549.  The increase was largely due to the addition of newly developed products for the AuctionInc platform and a price increase that went into effect in 2016.

Gross Profit

Gross profit increased $265,655 or 248% to $372,778 compared to $107,123 in 2015. Gross margin increased 18 percentage points to 95% from 77% in 2015. The increase in gross margin was mainly due to the increase in revenues and limited number of costs associated with our new brewery management software services.

Operating Expenses

Total operating expenses in 2016 were $779,174 compared to $733,062 in 2015, an increase of 6%. The increase is partly due to the increased expense associated with the operations of the brewery management software segment and an increase in professional fees in 2016 related to the amalgamation agreement with emergeIT.

Other Income (Expense), net

Net other income in 2016 was $90,195 compared to an expense of ($455,137) in the same period of 2015, an increase of $545,332. This is primarily attributable to the write down of other receivables and the effects of the stock price recorded on the guarantee in 2015.

Net Loss

The Company realized a net loss in 2016 of ($317,008) compared to a net loss of ($1,082,050) for the same period in 2015. The loss for 2016 and 2015 represent ($0.03) and ($0.16) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents used in operating activities for the nine months ended September 30, 2016 and 2015 is as follows:

	2016	2015
Net loss	$(317,008)	$(1,082,050)
Depreciation and amortization	77,179	9,662
Gain on sale of property and equipment	(2,179)	-
Write down of other receivable	-	108,961
Share-based compensation	41,814	150,999
Unrealized gain on stock price guarantee	(28,541)	345,542
Changes in current assets and liabilities	70,955	(54,468)
Net cash used in operating activities	$(157,780)	$(521,354)

Working Capital and Liquidity

The Company had cash and cash equivalents of $121,013 at September 30, 2016, compared to $123,913 at December 31, 2015. The Company had a negative working capital of ($935,879) at September 30, 2016, a decrease of $18,015 compared to ($917,864) at December 31, 2015. The decrease in working capital is attributable to the decrease in the value of the stock price and its effect on the stock price guarantee liability.

The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Although there is substantial doubt about the Company’s ability to continue as a going concern, management believes that the Company has adequate cash resources to fund operations during the next 12 months. However, there can be no assurance that anticipated growth in new business will occur, and that the Company will be successful in substantially increasing its revenues. Management continues to seek alternative sources of capital to support operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information for this Item 3.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company's management, including the President and Chief Executive Officer of the Company, as its principal executive officer, and the Chief Financial Officer of the Company, as its principal financial officer, have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified six material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2015.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of September 30, 2016, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

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

PAID, INC.
Registrant

Date: November 14, 2016	By:	/s/ W. Austin Lewis, IV W. Austin Lewis, IV, President, CEO and CFO (Principal Executive, Financial and Accounting Officer)

LIST OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS XBRL	Instance Document (filed herewith)
101.SCH XBRL	Taxonomy Extension Schema (filed herewith)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF XBRL	Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB XBRL	Taxonomy Extension Label Linkbase (filed herewith)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase (filed herewith)