Form 10-K
period 2016-12-31
PAID INC
filed 2017-03-31
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Over-the-Counter Bulletin Board on June 30, 2016 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $3,475,093

As of March 28, 2017, the registrant had 1,648,657 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index

PAID, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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

Item 1. Business

Overview

PAID, Inc. (the “Company” or “PAID”) was incorporated in Delaware on August 9, 1995. The Company's main web address is located at www.paid-corp.com, which offers updated information on various aspects of our operations. Information contained in the Company's website shall not be deemed to be a part of this Annual Report. The Company's principal executive offices are located at 200 Friberg Parkway, Westborough, Massachusetts 01581with offices also located at 700 Dorval Drive Oakville Ontario, Canada. The Company's telephone number is (617) 861-6050.

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

BeerRun Software. BeerRun Software is a brewery management and Alcohol and Tobacco Tax and Trade Bureau tax reporting software. Small craft brewers can utilize the product to manage brewery schedules, inventory, packaging, sales and purchasing. Tax reporting can be processed with a single click and is fully customizable by state or providence. The software is designed to integrate with QuickBooks accounting platforms by using our powerful sync engine. We currently offer two versions of the software BeerRun and BeerRun Light which excludes some of the enhanced features of BeerRun without disrupting the core functionality of the software. Additional features include Brewpad and Kegmaster and can be added on to the base product. Craft brewing continues to grow in the United States and we feel that there is considerable potential to grow this portion of our business.

SpiritRun is a product of BeerRun and is designed specifically for distilleries. This product was recently released and we feel that there with additional marketing and visibility in the distillery industry. SpiritRun has the right core resources to be a valuable tool in distilleries around the United States.

ShipTime Inc. ShipTime’s platform provides its members with the ability to quote, process, track and dispatch shipments while getting preferred rates on packages and skidded (LTL) freight shipments throughout North America and around the world. In addition to these features, ShipTime also provides what it refers to as “Heroic Multilingual Customer Support.” In this capacity, ShipTime acts as an advocate on behalf of its clients in resolving matters concerning orders and shipping.  With an increasing focus and service offering for e-commerce merchants; which include online shopping carts, inventory management, payment services, client prospecting and retention software, ShipTime can help merchants worldwide grow and scale their businesses. ShipTime generates monthly recurring revenue through transactions and “software as a service” (SAAS) offerings. It currently serves in excess of 30,000 members in North America and has plans to expand its services into Europe and then worldwide.

Business Strategy

Our mission is to grow our product lines and services related to our eCommerce platforms, shipping and tax calculators as well as our brewery management products.

Our strategy during 2016 was to maintain our shipping calculator line of products by providing accurate real-time shipping rates for multiple shopping cart platforms available on the internet. These products are built on our web service API (Application Program Interface) and are available as a stand-alone product for single sellers or integrators. Our development of new integrations with third party shopping carts such as Open Cart, WooCommerce and Magento has contributed to the growth of AuctionInc in 2016. Additionally we feel that there are a large number of cart platforms offered via the Word Press channel that are in need of our shipping calculator technologies.

Our business plan during 2016 took into consideration the growth of online shopping cart platforms available on the internet and the weakness of their native functionality with regard to the shipping calculators. AuctionInc’s complex packaging algorithms and ability to calculate comparative rates is a beneficial partner to any one of the new and legacy carts available. Development of an enhanced e-commerce shopping cart with innovative technology continued to be our primary focus in 2016. The addition of ShipTime will allow us to offer advanced features to our clients both old and new.

With the number of small craft breweries in excess of 4,000 in the United States we recognize there needs to be a product that allows brewers to manage their operations and integrate the results into QuickBooks and other ERP or accounting systems. BeerRun Light was launched in November 2015 to further assist smaller and start-up breweries with the management of their operations. The new product provides all of the core functionality without many of the advanced features of the parent product. The success of BeerRun Light continues to grow and is becoming a significant part of the BeerRun line of products.

The business strategy described above is intended to enhance our opportunities in the online e-commerce market. However, there are a number of factors that may impact our plans and inhibit our success. See “Risk Factors” included in Item 1A. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Marketing and Sales

Successful branding of our corporate identity and services is the key to our success. We changed our name to PAID, Inc. at the end of 2003 and continue to use AuctionInc.com as its primary identifier. Our future efforts will continue to evolve the PAID brand with shopping cart applications that include the ShipTime line of products. We feel that the strategic branding of PAID has the potential to be a significant opportunity for growth. BeerRun as a brand was in existence prior to our purchase and we have continued to market and recognize the value of the product.

The Company will continue to market PAID, ShipTime and BeerRun throughout 2017 and beyond. Based on experience with existing partnerships that promote our product lines, the Company believes that creating partnerships is an effective marketing tool to promote and encourage new registrations. The new products are mostly offered in the Word Press repository. As we grow the product line the visibility of our offerings increases and our download rates and success of conversions increases. The Company will continue to seek new partnerships to help grow this line of products. ShipTime will begin to be a part of our offerings in early 2017 and we expect to grow our e-commerce revenues with the roll out of a new line of shopping cart and shipping calculator technologies. The Company may promote the ShipTime and BeerRun product lines in trade publications to reach small and midsize companies. Representatives of the Company will attend trade shows, events and conferences to promote BeerRun Software and ShipTime and expand the Company's marketing base.

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

Revenue Sources

In 2016, our revenues were primarily derived from our shipping calculator services and brewery management software services. We expect that the revenues from these services will continue to grow as we focus on the e-commerce product lines and brewery management software. See “Risk Factors” included in Item 1A. We have no guarantees and can provide no assurances, that our plans will be successful.

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

Research and Development

Over the past years the Company has made significant progress developing new integrations with e-commerce shopping cart platforms. The Company now employs several developers who are focused on the growth of the PAID brand and ShipTime products and their technologies.

We currently have a development team enhancing and maintaining the BeerRun platform and we recently opened the door to a new group of developers who will continue to assist in the ongoing upgrades and increased user experience with our brewery management software. Our strategy includes a product redesign and the implementation of many additional features to comply with the standards set forth by the regulatory agencies.

Employees

As of March 31, 2017, the Company currently has one part time and seven full time equivalent employees. We have no collective bargaining agreements and consider the relationship with our employees to be good.

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

Our business and prospects must be considered in light of the risks, expenses and difficulties that are inherent in our business. The risks include:

●
our ability to anticipate and adapt to a developing market;

●
our ability to market, license and enforce our shipping calculator and shopping cart; and

●
development of equal or superior internet portals, shipping calculators and related services by competitors.

To address these risks, we must, among other things, successfully market our e-commerce and brewery management solutions, continue to develop new relationships with e-commerce service providers and craft brewers, maintain our customer base, attract significant numbers of new customers, respond to competitive developments, and continue to develop and upgrade our technologies. We cannot offer any assurances that we will be successful in addressing these risks.

We incurred substantial losses each year since 1999. There can be no assurance that we will be profitable in the future.

Our capital is limited and we may need additional financing to continue operations.

We require substantial working capital to fund our business. If we are unable to obtain additional financing in the amounts desired and on acceptable terms, or at all, or issue stock, we could be required to reduce significantly the scope of our expenditures, which would have a material adverse effect on our business potential and the market price of our common stock. By raising additional funds by issuing equity securities, our shareholders will be further diluted. Based on our cash position as of December 31, 2016 we may need additional capital to fund our anticipated operating expenses over the next 12 months. If we require additional funding, there can be no assurances that the financing will be obtained, or if obtained, that funding will be obtained on reasonably acceptable terms.

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

You should not rely on the results for any period as an indication of future performance. Our operating results are unpredictable and are expected to fluctuate in the future primarily due to the recent acquisition and also due to a number of additional factors, many of which are outside our control. These factors beyond our control include:

●
our ability to significantly increase our customer base and traffic to our websites, maintain gross margins, and maintain customer satisfaction;

●
our ability to market and sell our software products;

●
consumer confidence in encrypted transactions in the internet environment;

●
the announcement or introduction of new types of services or products by our competitors;

●
technical difficulties with respect to customer use of our technologies;

●
governmental regulation by federal or local governments; and

●
general economic conditions and economic conditions specific to the internet and e-commerce.

As a strategic response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on our results of operations and financial condition. In 2016, our revenues were derived from our shipping calculator services, fulfillment services, and brewery management software solutions.

The successful operation of our business depends upon the supply of critical technology elements from other third parties, including our internet service provider and technology licensors.

Our operations depend on a number of third parties for internet/telecom access, delivery services, and software services. We have limited control over these third parties and no long-term relationships with many of them. We rely on an internet service provider to connect our websites to the internet. From time to time, we have experienced temporary interruptions in our websites connection and also our telecommunications access. We license technology and related databases from third parties for certain elements of our properties. Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services. Our internally developed software depends on operating system, database and server software that was developed and produced by and licensed from third parties. We have from time to time discovered errors and defects in the software from these third parties and, in part, rely on these third parties to correct these errors and defects in a timely manner. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business, and could expose us to liabilities to third parties.

Our failure to manage growth could place a significant strain on our management, operational and financial resources.

Growth places a significant strain on our management, operational and financial resources, and has placed significant demands on our management, which currently include two executive officers. In order to manage growth, we will be required to expand existing operations, particularly with respect to customer service and development, to improve existing and implement new operational, financial systems, procedures and controls.

We have experienced some strain on our resources because of:

●
the need to manage relationships with various technology licensors, advertisers, other websites and services, internet service providers and other third parties; and

●
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

We are substantially dependent on the continued services of our key executive officers, Allan Pratt as Chief Executive Officer and W. Austin Lewis, IV, as Chief Financial Officer. Mr. Pratt brings valuable relationships with carriers and their affiliates in both Canada and the Unites States and, Mr. Lewis has specialized knowledge and skills with respect to our Company and our operations and relationships with our clients. As a result, if Mr. Lewis or Mr. Pratt were to leave our Company, we could face substantial difficulty in hiring qualified successors. We do not maintain any key person life insurance.

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

Development and awareness of our Company will depend largely on our success in increasing our customer base. To attract and retain customers and to promote and maintain our Company in response to competitive pressures, we may find it necessary to increase our marketing and advertising budgets and otherwise to increase substantially our financial commitment to creating and maintaining brand loyalty among consumers. We will need to continue to devote substantial financial and other resources to increase and maintain the awareness of our online brands among website users, advertisers and e-commerce entities that we have advertising relationships with through:

●
web advertising, marketing, and social media;

●
traditional media advertising campaigns; and

●
Canadian seller resources

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

A key element of our strategy is to generate a high volume of traffic to, and use of, our products. Accordingly, the satisfactory performance, reliability and availability of the shipping calculations, transaction processing systems and network infrastructure are critical to our operating results, as well as our reputation and our ability to attract and retain customers and maintain adequate customer service levels.

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

●
we will be able to accurately project the rate or timing of increases if any, in the use of our services;

●
we will be able to expand and upgrade on a timely basis our systems and infrastructure to accommodate increases in the use of these services;

●
we will have uninterrupted access to the internet;

●
we or our suppliers' network will be able to timely achieve or maintain a sufficiently high capacity of data transmission, especially if the customer usage of the services increases.

Any disruption in the internet access to our websites and services or any systems failures could significantly reduce consumer demand for our services, diminish the level of traffic to our products, impair our reputation and reduce our commerce and advertising revenues.

We currently identify vulnerabilities with our communications hardware and computer hardware.

Our main servers are cloud based and are located within two separate third party hosting facilities. One is located in Michigan with a fail over facility located in Ohio and our ShipTime servers are located in Virginia with daily operations conducted in Oakville, Ontario. Neither our Massachusetts facilities nor our Canadian facilities are protected from flood, power loss, telecommunication failure, break-in and similar events however the equipment located at these offices is not considered critical to our service offerings.

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

Our most important intellectual property relates to the software for our shipping calculator, label generation and brewery management products. We do not have any patents or patent applications for our designs or innovations. We may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology.

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

●
the content and publication of various materials based on defamation, libel, negligence, personal injury and other legal theories;

●
copyright, trademark or patent infringement and wrongful action due to the actions of third parties; and

●
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

It is possible that new competitors or alliances may emerge and rapidly acquire market share. Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could materially adversely affect our business, results of operations and financial condition. Many of our current and potential competitors have greater financial, marketing, customer support, technical and other resources than the Company. As a result, these competitors may be able to provide services on more favorable terms than we can, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development of their products than the Company.

We may be adversely affected by the deterioration in economic conditions, which could affect consumer and corporate spending and our ability to raise capital, and, therefore, significantly adversely impact our operating results.

The impact of slowdowns on our business is difficult to predict, but they may result in reductions in new client registrations and our ability to generate revenue. The risks associated with our businesses may become more acute in periods of a slowing economy or a recession, which may be accompanied by a decrease in e-commerce business. Instability in the financial markets as a result of recession or otherwise, as well as insufficient financial sector liquidity, also could affect the cost of capital and energy suppliers and our ability to raise capital.

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, fuel prices, interest and tax rates and inflation can significantly impact our operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. Negative factors such as challenging economic conditions, public concerns over terrorism and security incidents, particularly when combined, can impact corporate and consumer spending and one negative factor can impact our results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by economic conditions, thereby possibly impacting our operating results and growth.

Security breaches and credit card fraud could harm our business.

We rely on encryption and authentication technology licensed from a third party through an online user agreement to provide the security and authentication necessary to effect secure transmission of confidential information. We believe that a significant barrier to e-commerce and communications is the secure transmission of confidential information over public networks. We cannot give an assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction data. If this compromise of our security were to occur, it could have a material adverse effect on our business, results of operations and financial condition. A party who is able to circumvent our security measures and those of our third party providers could misappropriate proprietary information or cause interruptions in our operations. To the extent that activities of our Company or third-party contractors involve the storage and transmission of proprietary information. Security breaches could expose us to a risk of loss or litigation and possible liability. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. We cannot offer assurances that our security measures will prevent security breaches or that failure to prevent these security breaches will not have a material adverse effect on our business.

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

The market price of the shares of our common stock has been, and is likely to be, highly volatile. During the year ended December 31, 2016 our stock price as quoted on the OTC Link operated by the OTC Markets Group, Inc., on the OTCPINK has ranged from a high of $9.00 per share to a low of $1.42 per share. The variance in our share price makes it difficult to forecast with any certainty the stock price at which you may be able to buy or sell your shares of our common stock. The market price for our stock could be subject to wide fluctuations in response to factors that are out of our control such as:

●
actual or anticipated variations in our results of operations;

●
announcements of new products, services or technological innovations by our competitors;

●
developments with respect to patents, copyrights or proprietary rights;

●
short selling our common stock and stock price manipulation;

●
merger, split or issuance;

●
developments in internet regulation; and

●
general conditions and trends in the internet and e-commerce industries.

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

Reverse Stock Split

On November 9, 2016, the board of directors agreed to effectuate a reverse split immediately followed by a forward split. The process was completed with FINRA on January 23, 2017. As a result of the split every ten shares of common stock outstanding prior to the reverse split were consolidated into one share, reducing the number of common shares outstanding on the effective date from 10,989,608 to 1,098,960.

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

Our common stock is currently quoted on the OTCPINK, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There are a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the year ended December 31, 2016 the actual daily trading volume ranged from a low of 10 shares of common stock to a high of over 11,700 shares of common stock. Selling our shares can be more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares purchased should they desire to do so.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s offices are located at 200 Friberg Parkway, Westborough, Massachusetts and 700 Dorval Drive, Oakville, Ontario, pursuant to lease agreements which expire in April 2018 and June 2019, respectively.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, is presently quoted on the OTC Link operated by the OTC Markets Group Inc., on the OTCPINK under the symbol "PAYD".

The following table sets forth the high and low bid information for our common stock as reported by OTCPINK for the eight quarters ended December 31, 2016 (retroactively to reflect the reverse stock split). The quotations from the OTCPINK reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

2015	High	Low
Quarter ended March 31, 2015	$41.50	$25.00
Quarter ended June 30, 2015	$30.50	$24.00
Quarter ended September 30, 2015	$26.00	$2.00
Quarter ended December 31, 2015	$2.80	$1.20
2016	High	Low
Quarter ended March 31, 2016	$9.00	$1.42
Quarter ended June 30, 2016	$6.10	$3.40
Quarter ended September 30, 2016	$4.00	$2.55
Quarter ended December 31, 2016	$5.20	$2.50

As of March 28, 2017, there were approximately 867 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

We have not previously paid cash dividends on our common stock, and intend to utilize current resources to operate the business; thus, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

Exchangeable Shares

               Holders of our subsidiary’s exchangeable shares have the same dividend and distribution rights as holders of Company shares, and if Company shares are subdivided or in the event of a Company stock dividend, the exchangeable shares will be equally subdivided, as exchangeable shares are intended to be economically the same as shares of common or preferred stock of the Company. The Company will have a “liquidation call right” in the event of proposed liquidation, dissolution or winding up of ShipTime Canada Inc.  Absent prior events, the Company will redeem the exchangeable shares on the fifth anniversary whereby the Company will redeem the exchangeable shares for shares of the Company’s preferred stock and common stock.  By agreement, exchangeable shares also may be purchased by ShipTime Canada Inc. for cancellation.  The Company also has a right to call the shares in the event of a change in the applicable laws.

               The holders of exchangeable shares have an “automatic exchange right” in the event any bankruptcy or insolvency or in general, related proceedings, of ShipTime Canada Inc. or the Company.  The exchangeable shares would at such time be converted automatically into that number of shares of common stock and preferred stock of the Company at the agreed upon conversion ratio. Moreover, Callco will have an overriding call right to purchase some or all of the exchangeable shares. This mechanism will be triggered with the automatic exchange right and is necessary to comply with Canadian tax laws. The exercise of this call right does not alter the outcome of the exchangeable share transaction.

Under a Support Agreement, the Company is required to treat holders of Exchangeable Shares substantially similar, or economically equivalent, to holders of Company stock.  As such, under the Support Agreement, the Company cannot declare or pay any dividend or other distribution on Company stock unless ShipTime Inc. simultaneously declares or pays the dividend or distribution on the Exchangeable Shares and has sufficient money or other assets to meet these requirements. In turn, the ShipTime Inc. would effect a corresponding dividend or distribution of its securities related to the Exchangeable Shares.  The Company also undertakes to advise ShipTime Inc. of the declaration of dividend or distribution, among other similar events, and to cooperate with it to effect the dividend or distribution as of the same record and effective date.   The Company is also required in this case to segregate funds to pay for the dividend, and to reserve sufficient number of shares to permit the exchange of the Exchangeable Shares into the required number of Company shares of common stock and preferred stock.  The Support Agreement is also binding on any successor to the Company and with respect to any successor transaction.

Equity Compensation Plan Information

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	16,000	$23.33	-
Equity Compensation Plans Not Approved by Security Holders	41,500	$0.98	-
Total	57,500	$7.19	-

See Note 11, Notes to Financial Statements for the years ended December 31, 2016 and 2015 included in Part IV, Item 15, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, 205,714 shares of common stock were issued from the exercise of warrants for proceeds of $180,000. The issuance was exempt under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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

For example, the Company's ability to achieve positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company's inability to successfully implement the Company's business and revenue model, higher costs than anticipated, the Company's inability to sell its products and services to a sufficient number of customers, the introduction of competing products or services by others, the Company's failure to attract sufficient interest in, and traffic to, its sites, the Company's inability to complete development of its products, the failure of the Company's operating systems, and the Company's inability to increase its revenues as rapidly as anticipated. If the Company is not profitable in the future, it will not be able to continue its business operations.

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

ShipTime Inc. has developed a SaaS based application, which focuses on the small business to medium business segment. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via ecommerce. We actively sell directly to small businesses and through long standing partnerships with selected associations throughout Canada.  Our focus in 2017 will be to significantly grow this portion of our business.

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

Revenue Recognition

The Company generates revenue principally from sales of shipping and shipping calculator services, brewery management software subscriptions, and client services.

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

Client services revenues include general business consulting services. For contracts that are of a short duration and fixed price, revenue is recognized when there are no significant obligations and upon acceptance by the customer of the completed project. Revenues on longer-term fixed price contracts are recognized using the percentage-of-completion method. Services that are performed on a time and material basis are recognized as the related services are performed.

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

Results of Operations

Comparison of the years ended December 31, 2016 and 2015

The following discussion compares the Company's results of operations for the year ended December 31, 2016 with those for the year ended December 31, 2015. The Company's financial statements and notes thereto included elsewhere in this Annual Report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Years ended December 31,
	2016	2015	% Change
Client services	$18,556	$28,392	(35)%
Shipping calculator services	184,976	163,690	13%
Brewery management software	320,215	80,838	296%
Total revenues	$523,747	$272,920	92%

Revenues increased 92% in 2016 primarily from a 296% increase in our brewery management software revenue. This increase was a result of the purchase of BeerRun Software in 2015 and the reporting of only one quarter of revenue compared to a full year in 2016.

Client services revenues decreased $9,836 or 354% to $18,556 compared to $28,392 in 2015. The decrease was attributable to decrease in auction related items for 2016.

Shipping calculator service revenues increased $21,286 or 13% to $184,976 compared to $163,690 in 2015. The increase was attributed to the continued success of our newer products and an increase in per call related overage fees for some of our larger clients.

Brewery management software revenues were a new addition to our revenue sources in 2015 resulting in a 296% or $239,377 increase of revenues in 2016. During the year ended 2015 only one quarter of revenue was reported due to the purchase date.

Gross Profit

Gross profit increased $265,974 or 114% to $499,390 compared to $233,416 in 2015. Gross margin increased 9 percentage points to 95% from 86% in 2016. The increase was mainly due to the focus on our shipping calculator line of products which provide a higher gross profit and the acquisition of BeerRun Software which also has an elevated gross profit margin. Our continued efforts to reduce costs are also reflected in the gross profit margins.

Operating Expenses

Total operating expenses in 2016 were $954,100 compared to $1,067,216 in 2015, a decrease of $113,116 or 11%. The decrease is largely due to the continued efforts to streamline operations and recognize opportunities to reduce public company expenses.

Net Loss

The Company incurred a net loss in 2016 $347,581 compared to a net loss of $1,309,497 for the same period in 2015. The losses for 2016 and 2015 represent $(0.33) and $(1.82) per share, respectively.

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

Net Loss
The Company incurred a net loss in 2015 $1,309,497 compared to a net loss of $1,665,770 for the same period in 2014. The losses for 2015 and 2014 represent $(1.82) and $(2.50) per share, respectively.

Inflation

The Company believes that inflation has not had a material effect on its results of operations.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash used in operating activities for the years ended December 31, 2016 and 2015, is as follows:

	2016	2015
Net loss	$(347,581)	$(1,309,497)
Depreciation and amortization	102,905	34,520
Gain on sale of equipment	(2,179)	-
Write down of other receivables	-	115,913
Provision for bad debt	-	2,137
Write down of advanced royalties	-	77,905
Share-based compensation	41,814	181,365
Unrealized loss on stock price guarantee	(46,179)	358,850
Changes in current assets and liabilities	45,430	(39,402)
Net cash provided by (used in) operating activities	$(205,790)	$(578,209)

Working Capital and Liquidity

The Company had cash and cash equivalents of $339,562 at December 31, 2016, compared to $123,913 at December 31, 2015. The Company had negative working capital of $1,368,976 at December 31, 2016, a decrease of $480,046 compared to working capital of $917,864 at December 31, 2015. The decrease in working capital is attributed to the decrease in the value of the stock price and its effect on the stock price guarantee liability in addition to the liabilities assumed with the emergeIT acquisition.

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

Item 8. Financial Statements and Supplementary Data

The financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page 31.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, as its principal financial officers have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer, and Chief Financial Officer both have concluded that, as of December 31, 2016, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As described in our accompanying Management's Report on Internal Control over Financial Reporting, we have identified six remaining material weaknesses in internal control over financial reporting. Because of these remaining material weaknesses, we concluded that, as of December 31, 2016, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

We have implemented new procedures and controls in 2016 and expect to take further steps to remediate the material weaknesses at the entity and activity levels, and to review further our procedures and controls in 2017. In addition, we expect to make additional changes to our infrastructure, personnel and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2016 based on criteria established under the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) integrated framework of internal controls. The COSO framework identifies five components of internal control and provides a basis for evaluating the effectiveness of internal controls. Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2016 due to the following:

1.
Entity Level Controls

-
Ineffective control environment, including lack of corporate governance
-
Ineffective communication of information
-
Ineffective monitoring of activities

2.
Activity Level Controls

-
Lack of procedures and control documentation
-
Lack of segregation of duties
-
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

●
The Company has strengthened its hiring and employment practices by completing in-depth screenings of new personnel, and has initiated formal employee review procedures.
●
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
●
Management and the Board formally meet to discuss our filings and the discussions are being documented for future reference. During these discussions, our auditors, and legal counsel may present to the Company various information which may be of material importance to our financial reporting and internal controls.
●
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
●
The Board of Directors has been increased from 3 to 5 members to create awareness and assist with decisions presented to the Board.

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

●
Enhanced the documentation and procedures of our information technology to control assurance that changes to financial applications are properly authorized and tested and that access to our information systems and financial applications are appropriately restricted.
●
Updated our information systems user profiles to improve access controls.
●
Implemented improvements to our information systems to further address control deficiencies.
●
Updated secure backup procedures with best practice methodologies for protecting our financial data and, in case of a problem.
●
Enhanced the documentation of certain core proprietary technologies so that there is more redundancy and protection of corporate assets.

Ineffective Monitoring of Activities

Monitoring is a process that assesses the quality of internal control performance over time.

Steps taken towards Remediation of Ineffective Monitoring of Activities:

●
The Company has reorganized the organizational reporting structure to enable greater oversight and control of operations which has increased the level of awareness and accountability.
●
The Company meets regularly throughout the year to review operating results, policies and procedures, and employee reviews and practices.
●
New management personnel are required to review their procedures and policies to make sure they are effective. The Company is evaluating the procedure and polices that have material weakness and developing corrective action plans to strengthen our internal controls.
●
The Company has made changes to its policies and procedures with regard to its financial reporting systems. Upgrades to software systems have been made which has resulted in the automation of accounting transactions and has enhanced our financial reporting and timeliness of operating results. Management and staff are more integrated into the review process.
●
Finance staff is required to review expenses for proper approval and accounting treatment. Managers and staff are required to have expenditures pre-approved by their supervisor. All significant expenditures require multiple approvals including Company officers.

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

●
The Company upgraded its transactional processing systems which resulted in the automation of several manual accounting tasks. This automation eliminated the risk of human error for these manual tasks and created a more concise audit trail in the revenue recognition process.
●
All sales are reconciled across the Company's multiple revenue and accounting systems comparing for any discrepancies.

 Steps taken towards Remediation of Expenditures and Accounts Payable:

●
Expenses are reviewed as incurred for proper accounting treatment and approval.
●
The Vendor Master File is reviewed for updates and changes and any changes are analyzed and monitored for their activity and frequency.
●
Management evaluates all new client relationships for savings opportunities and value.

Steps taken towards Remediation of Financial Closing:

●
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

●
The Company has changed processes and procedures, and has made upgrades to its management system to better align duties and responsibilities so that there is a greater segregation of duties.
●
Transactional processing requires review and approval from an independent staff member or manager. Manual tasks are required to follow written or verbal procedures that have been approved by the Company.
●
The Company has added additional staff to the finance team in addition to including the CEO in the quarterly review process.
●
The roles of CEO and CFO have been divided between two personnel to assist with financial review and assists with areas of weakness.

Lack of Information Technology Controls and Documentation

Information technology controls are specific activities performed by persons or systems designed to ensure that the business objectives can be met, protect the business from fraud and collusion, and keep the corporate assets protected and safe.

Steps taken towards Remediation of Information Technology Controls and Documentation:

●
Enhanced the documentation and procedures of our information technology to control assurance that changes to financial applications are properly authorized and tested and that access to our information systems and financial applications are appropriately restricted.
●
Updated our information systems user profiles to improve access controls.
●
Implemented improvements to our information systems to further address control deficiencies.
●
Updated secure backup procedures with best practice methodologies for protecting our financial data and, in case of a problem, continuously testing restoration from backups.
●
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

As a smaller reporting company, our independent registered public accounting firm is not required to issue a report on the Company's internal control over financial reporting as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

As discussed in the Managements' Annual Report on Internal Control over Financial Reporting, the Company made continuous improvements to the entity and activity controls and expects to take further steps in 2017 to remediate the outlined deficiencies. However, while we believe they are effective at mitigating risk of material error, we have not yet concluded that they are operating effectively. There was no change in our internal control over financial reporting during the fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of PAID:

Name	Age	Position
Allan Pratt	59	CEO
W. Austin Lewis, IV	41	CFO
Andrew Pilaro	47	Director
Laurie Bradley	62	Director
David Odgen	53	Director

Andrew Pilaro was elected as of September 19, 2000, for a term expiring at the 2001 Annual Meeting of Stockholders and until their successors are elected and qualified. W. Austin Lewis was appointed on July 31, 2012. In December 2016, Terry Fokas resigned from the Board of Directors to be replaced by Allan Pratt. On December 30, 2016 the Company amended its Bylaws to expand the existing Board of Directors from three positions to five positions. Two additional members were added to the board, David Ogden and Laurie Bradley. Under Delaware law, unless otherwise provided in the certificate of incorporation or bylaws, directors are elected for one year terms at the annual meeting of shareholders. The Amended Bylaws would provide for the Board to be divided into three classes of directors serving staggered three-year terms.  As a result, approximately one-third of the Board will be elected each year.  Initially, five directors will serve between one to three year terms.  The directors placed in a Class I position will serve for approximately one year.  The directors placed in a Class II position will serve for approximately two years. The directors placed in a Class III position will serve approximately three years. After this transitional arrangement, the Directors will serve for three year terms, with one class being elected each year.

Andrew Pilaro has served as a Director of PAID since September 2000. Since 2005, he has served as Chairman of CAP Advisors Limited, an investment management company, with responsibility for asset management. Mr. Pilaro was asked to serve as a director because he provides investment management skills and general business background.

W. Austin Lewis, IV currently serves CEO, CFO, and Director of PAID as well as serving as a member of the Audit Committees and Compensation Committees for MAM Software, Inc. (MAMS), Quest Solution, Inc. (QUES), Medite (MDIT), and FlouroPharma Medical, Inc. (FPMI).   Since 2004, Mr. Lewis has served as Chief Executive Officer of Lewis Asset Management Corporation, an investment management company he founded, where he is also the Portfolio and Chief Investment Officer of the Lewis Opportunity Fund. Prior to founding Lewis Asset Management, Mr. Lewis held a variety of positions with investment firms, including Puglisi & Co., Thompson Davis & Co., and Branch Cabell & Company. Mr. Lewis holds a Bachelor of Science in Finance and a Bachelor of Science in Financial Economics from James Madison University.  Mr. Lewis was asked to serve as a director because he had a thorough knowledge, through his prior investment in the Company, of the Company’s strengths and weaknesses and has a strong background in being able to make companies run efficiently and successfully.

Allan Pratt is named CEO and President and Director of the Company. Mr. Pratt, 59, formed emergeIT in 2008 and is its co-founder, CEO and President. emergeIT, also known as ShipTime, is a world leader in web delivered solutions in the transportation industry representing major channel partners such as Costco with over 35,000 members and growing. In 1985, Pratt began the creation of an operational and sales network in the US to provide a next day service to Canada from 50 US cities into a Canadian regional carrier’s primary footprint. The business continued to grow and evolve until the acquisition by FedEx in 1988. As a Global Sales Manager at FedEx and Vice President of Canada’s largest freight forwarder and LTL provider, Mr. Pratt developed teams of vertical market specialists providing cycle time reduction and information technology solutions. In the automotive and telecommunications industry, Mr. Pratt was instrumental in developing and implementing new supply chain models which led to an overall decrease in North American distribution centers, improved order fulfillment, cycle times and overall cost reductions, while increasing customer satisfaction levels. Mr. Pratt has been selected for his strong management and leadership skills.

David Ogden Mr. David Ogden, 53, is President of Soho Management Consulting since November 2013. He was also Senior Vice President of International Operations of Delhivery.com from October 2015 to October 2016. Further, he was Senior Vice President for Operations & Logistics to Global Access from March 2015 to August 2015, and owners of Soho Print, a digital print and promotions firm, from 2003 through 2013. Mr. Ogden also held positions with Helios-SinoGulf Property Development, Egypt Express, and FedEx Logistics. Mr. Ogden has been selected as Director for his expertise in shipping and delivery in commerce.

Laurie Bradley is the President of ASG Renaissance and is responsible for corporate strategy and business development including the delivery of human capital solutions and development of partnership relationship.  In 2009 Ms. Bradley launched Blue Force Services a subsidiary of ASG focusing the Company’s defense and security services, training programs, technical documentation services and program management to both commercial and defense clients. In 2007 Ms. Bradley launched the Mosaic Advantage, a network of minority, women, and veteran owned businesses providing them with access to larger business opportunities, coaching, mentoring and financial services.  Ms. Bradley has worked in both the public and private sectors specializing in talent management, executive leadership and advisory services. Ms. Bradley holds a Bachelor of Arts degree from McMaster University and a certificate in Business Strategy from Cornell University.

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

Audit Committee Report

The Audit Committee reviewed and discussed our audited consolidated financial statements for the year ended December 31, 2016 with our management.  The Audit Committee also reviewed and discussed our audited consolidated financial statements and the matters required to be discussed, by the Public Company Accounting Oversight Board (“PCAOB”), including material weaknesses and other internal control deficiencies with KMJ Corbin & Company LLP, our independent registered public accounting firm. The Audit Committee received from KMJ Corbin & Company LLP the written disclosures and letter required by applicable requirements of the PCAOB regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The Audit Committee
Andrew Pilaro

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company's Code of Ethics will be provided to anyone, free of charge, upon request to: W. Austin Lewis, CFO, PAID, Inc., 200 Friberg Parkway, Westborough, Massachusetts 01581.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. These persons are required by SEC regulation to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors and beneficial owners of more than 10% of the Company's stock, have been complied with for the period which this Form 10-K relates, except Laurie Bradley, a new director filed her Form 3 report 28 days late.

Item 11. Executive Compensation

Our five member board of directors serves in lieu of a compensation committee. The Board does not have a separate compensation committee. The Board is responsible for establishing policies and otherwise discharging the responsibilities of a compensation committee with respect to the compensation of our executive officers.

Compensation to the Named Executive Officers

The following table sets forth the compensation of the Company's president, chief executive officer, the chief financial officer, and each officer whose total cash compensation exceeded $100,000, for the last two fiscal years ended December 31, 2016 and 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards ($)	Total
W. Austin Lewis, IV (1),(2) (CFO)	2016	$180,000	$50,962	$6,640	$237,602
	2015	$181,152	$0	$0	$181,152
Allan Pratt (CEO)	2016	$0	$0	$0	$0

1.
Mr. Lewis’s start date was July 31, 2012.

2.
Mr. Lewis’s salary was approved by the Board of Directors at $180,000.

3.
Mr. Pratt’s start date was December 31, 2016

The following tables set forth certain information related to outstanding equity awards as of December 31, 2016 for our executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
W. Austin Lewis, IV President and CEO (PEO)(PFO)	10,000	-	-	$0.975	8/8/2022
	10,000	-	-	$0.975	10/15/2022
	2,000	-	-	$0.975	12/6/2022
	2,000	-	-	$0.975	5/16/2023
	4,000			$0.975	11/18/2024
	2,000	-	-	$0.975	4/1/2026

None of the Company's executive officers who serve as directors receive separate compensation from the Company for serving as directors.

On August 26, 2016 the Board of Directors approved to vote to reprice 53,500 stock options and fully vest any unvested options for two employees and three board members. The grant price was lowered to $0.975 which reflects the market value of the stock.

The following table provides compensation information for the one-year period ended December 31, 2016 for the only non-employee members of our Board of Directors.

	Director Compensation in 2016
Name and	Fees earned or paid in cash	Option Awards ($)	Total
Andrew Pilaro	$-	$6,683	$6,683
Terry Fokas	$-	$6,683	$6,683

In 2016, we compensated a number of non-executive employees through stock option grants under the Company's 2011 and 2012 Non-Qualified Stock Option Plan. In 2016, one employee received options for 3,000 shares equal to $10,025 in compensation.

Employment Agreement

Throughout the merger discussions the Board has recognized the opportunity for a Change in Control. As a result, Mr. Allan Pratt was unanimously appointed the Company’s President and Chief Executive Officer. Effective December 30, 2016, Mr. Pratt entered into a 3 year employment agreement. The Employee shall have such duties and authority as are normally associated with the senior officer of a corporation and any other duties reasonably assigned to the Employee by the Board of Directors of the Company. Compensation was set at $185,000 US with options for bonus and equity awards. In the event that the Mr. Pratt’s employment is terminated by the Company during the initial term without cause or terminated by Mr. Pratt “for good reason”, the Company is required to pay a lump sum severance payment equal to three times his compensation set forth as base salary and bonus until Employee’s second anniversary, and thereafter during the Initial Term for a lump sum severance payment equal to three times his base salary only.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 15, 2017 of each of our directors and executive officers, and all of our directors and executive officers as a group, and other beneficial owners holding more than five percent of the Company’s issued and outstanding shares.

	Amount and Nature of Beneficial Ownership		Percent of Class (3)
W. Austin Lewis, IV	403,605	(1)	24%
Allan Pratt	217,823	(4)	13%
John Smith	111,770	(4)	7%
Christopher Coghlin	96,184		6%
Andrew Pilaro	13,337	(2)	1%

All directors beneficial owners	842,719		50%

(1)
Included are options to purchase 30,000 shares of the Company’s common stock, 34,425 warrants and 47,100 shares held for which W. Austin Lewis, IV is the General Partner.

(2)
Includes options to purchase 11,000 shares of the Company's common stock.

(3)
Percentages are calculated on the basis of the amount of outstanding securities plus for such person or group, any securities that person or group has the right to acquire within 60 days.

(4)
Included in this amount are shares authorized and reserved for future issuance from exchangeable shares.

To the knowledge of the management of the Company, based solely on our review of SEC filings, four shareholders are the beneficial owner of more than five percent of the Company’s common stock.

The information regarding the Company's “Equity Compensation Plan Information” is incorporated herein by reference in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company did not engage in any transaction in 2015 or 2016, and does not currently propose any transaction, in which the Company was is a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

W. Austin Lewis, IV, as President of the Company, is the owner and President of Lewis Asset Management.   Lewis Asset Management, Inc. invested approximately $845,000 in the form of convertible notes, which amount was convertible into 13.6% of the issued and outstanding shares of emergeIT.  In addition,  Lewis Asset Management has warrants to receive an additional 5.5% of shares upon an investment of an additional $400,000.

Upon consummation of the amalgamation under the Amalgamation Agreement, Lewis Asset Management owned approximately 1,725 exchangeable shares, which will be exchangeable into approximately 77,122 shares of Company common stock and 536,346 shares of Company Series A Preferred Stock, and warrants for approximately 770 exchangeable shares which, if exercised, would be convertible into approximately 34,425 shares of Company common stock and 239,412 shares of Series A Preferred Stock.

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

Director Independence

We are currently quoted on the OTCPINK. Accordingly, we are not required to and do not have a majority of independent directors or a compensation or nominating committee. Andrew Pilaro is the sole member of the audit committee.

Our board of directors currently consists of five members. Our board of directors determined that the three directors, Andrew Pilaro, Laurie Bradley and David Ogden, are independent under the standards of the “Nasdaq Global Market" pursuant to Nasdaq Listing Rule 5605.

Item 14. Principal Accountant Fees and Services

KMJ Corbin & Company LLP (“KMJ”) is our independent registered public accounting firm for the years ended December 31, 2016, and 2015.

The following is a summary of the fees billed to the Company by KMJ for professional services rendered for the years ended December 31, 2016 and 2015. These fees are for work performed in the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.
	2016	2015

Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Quarterly Reports (together, the “Financial Statements” ) and for services normally provided in connection with statutory and regulatory filings or engagements	$33,000	$33,000
Other Fees:
Merger -Related Fees
Consists of fees billed for review of the financial statements and pro forma financial statements related to the documents required for the proxy statement and merger.	2,500	—
Tax Fees
Consists of fees billed for tax compliance, tax advice and tax planning	4,525	3,650

Total All Fees	$40,025	$36,650

The Audit Committee approves all audit and audit-related fees. The Audit Committee is required to pre-approve all non-audit services to be performed by the auditor. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%. For merger and tax advice the Company engaged in discussions with BDO for the fee of $3,000.

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

Item 16. Form 10-K Summary

 None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAID, INC.

	By:	/s/
Allan Pratt, CEO and President, Chief Financial Officer
	By:	/s/
Date:		W. Austin Lewis, IV, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/
Andrew Pilaro	Director	March 31, 2017

/s/
Allan Pratt	Director	March 31, 2017

/s/
W. Austin Lewis, IV	Director	March 31, 2017

/s/
Laurie Bradley	Director	March 31, 2017

/s/
David Ogden	Director	March 31, 2017

PAID, INC.
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-3
Consolidated Statements of Operations
Years ended December 31, 2016 and 2015	F-4
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
Years ended December 31, 2016 and 2015	F-5
Consolidated Statements of Cash Flows
Years ended December 31, 2016 and 2015	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PAID, Inc.

We have audited the accompanying consolidated balance sheets of PAID, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAID, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations, has negative operating cash flows during the year ended December 31, 2016 and has an accumulated deficit of $55,407,176 as of December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these factors are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP
Costa Mesa, California
March 31, 2017

PAID, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$339,562	$123,913
Accounts receivable, net	39,314	26,696
Other receivables	1,026	-
Funds held in trust	169,082	-
Prepaid expenses and other current assets	57,383	57,394
Advanced royalties, net	-	5,000
Total current assets	606,367	213,003

Property and equipment, net	92,552	8,833
Intangible assets, net	5,956,771	276,878
Goodwill	9,989,685	-
Total assets	$16,645,375	$498,714

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$563,860	$95,441
Note payable	17,850	24,202
Due to related parties	169,697	-
Capital leases - current portion	7,655	3,097
Accrued expenses	977,891	1,001,359
Deferred revenues	238,040	6,768
Total current liabilities	1,974,993	1,130,867
Long term liabilities:
Capital leases - net of current portion	28,933	-
Deferred tax liability	1,260,369	-
Total liabilities	3,264,295	1,130,867
Commitments and contingencies
Shareholders' equity (deficit):
Preferred Stock, $0.001 par value, 20,000,000 shares authorized 3,825,000 shares issues and outstanding at December 31, 2016; liquidation value of $11,581,000 as of December 31, 2016	3,825	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 1,648,960 issued and outstanding and 893,246 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,649	893
Additional paid-in capital	68,782,432	54,426,199
Accumulated deficit	(55,406,826)	(55,059,245)
Total shareholders' equity (deficit)	13,381,080	(632,153)

Total liabilities and shareholders' equity (deficit)	$16,645,375	$498,714

See accompanying notes to consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2016	2015
Revenues, net	$523,747	$272,920
Cost of revenues	24,357	39,504
Gross profit	499,390	233,416

Operating expenses	954,100	1,067,216
Loss from operations	(454,710)	(833,800)

Other income (expense):
Interest expense, net	(927)	(946)
Other income, net	62,333	987
Write down of other receivables	-	(115,913)
Unrealized gain (loss) on stock price guarantee	46,179	(358,850)
Total other income (expense), net	107,585	(474,722)

Loss before provision for income taxes	(347,125)	(1,308,522)
Provision for income taxes	456	975
Net loss	$(347,581)	$(1,309,497)

Loss per share - basic and diluted	$(0.33)	$(1.82)
Weighted average number of common shares outstanding - basic and diluted	1,067,755	719,292

See accompanying notes to consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common stock		Preferred		Common Stock Subscribed But	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Not Issued	Capital	Deficit	Total

Balance, January 1, 2015	678,732	$679	$-	$-	$25,000	$53,845,048	$(53,749,748)	$120,979

Sale of common stock	213,514	214	-	-	-	374,786	-	375,000

Issuance of common stock subscribed	1,000	-	-	-	(25,000)	25,000	-	-

Share-based compensation expense	-	-	-	-	-	181,365	-	181,365

Net loss	-	-	-	-	-	-	(1,309,497)	(1,309,497)

Balance, December 31, 2015	893,246	893	-	-	-	54,426,199	(55,059,245)	(632,153)

Issuance of common stock for the exercise of warrants	205,714	206	-	-	-	179,794	-	180,000

Issuance of common and preferred stock and warrants to purchase common stock related to emergeIT merger	550,000	550	3,825,000	3,825	-	14,134,625	-	14,139,000

Share-based compensation expense	-	-	-	-	-	41,814	-	41,814

Net loss	-	-	-	-	-	-	(347,581)	(347,581)

Balance, December 31, 2016	1,648,960	$1,649	3,825,000	$3,825	$-	$68,782,432	$(55,406,826)	$13,381,080

See accompanying notes to consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(347,581)	$(1,309,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,905	34,520
Gain on sale of equipment	(2,179)	-
Provision for bad debt	-	2,137
Write down of other receivables	-	115,913
Write down of advanced royalties	-	77,905
Share-based compensation	41,814	181,365
Unrealized (gain) loss on stock price guarantee	(46,179)	358,850
Changes in assets and liabilities:
Accounts receivable	896	62,741
Other receivables	-	4,425
Inventories	-	1,305
Prepaid expenses and other current assets	50,753	20,850
Advanced royalties	5,000	-
Deposits and other assets	-	23,387
Accounts payable	(33,785)	(120,266)
Accrued expenses	12,294	(31,510)
Deferred revenues	10,272	(334)
Net cash used in operating activities	(205,790)	(578,209)

Cash flows from investing activities:
Purchase of intangible assets	-	(297,500)
Cash received in merger with emergeIT	278,709	-
Proceeds from the sale of equipment	2,179	-
Net cash provided (used in) by investing activities	280,888	(297,500)

Cash flows from financing activities:
Payments on capital leases	(3,097)	(15,221)
Payments on note payable	(36,352)	(11,475)
Proceeds from the exercise of common stock warrants	180,000	375,000
Net cash provided by financing activities	140,551	348,304

Net change in cash and cash equivalents	215,649	(527,405)

Cash and cash equivalents, beginning of year	123,913	651,318

Cash and cash equivalents, end of year	$339,562	$123,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$806	$975
Interest	$927	$634

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of previously subscribed common stock	$-	$25,000
Debt financing of directors & officers insurance	$30,000	$35,677
Preferred and common stock and warrants to purchase stock related to emergeIT merger	$14.139.000	$-

See accompanying notes to consolidated financial statements

PAID, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015
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

On December 30, 2016, the Company acquired emergeIT Inc., an Ontario corporation, which does business as “ShipTime” (“emergeIT” or “ShipTime”). ShipTime is a leading cloud based shipping platform bringing individuals and small and medium sized businesses together with many of the world’s leading carriers to save time and money.

NOTE 2. GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses. For the year ended December 31, 2016, the Company reported a net loss of $347,581. The Company has an accumulated deficit of $55,407,176 at December 31, 2016 and used $205,790 of cash in operations for the year ended December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The addition of BeerRun and SpiritRun has significantly increased our revenues and gross profit for 2016. Management feels that the ShipTime acquisition is a pivotal moment for PAID. The technology, client relationships and increased product offerings brought forward by the ShipTime opportunity will have a significant impact on the revenues of the Company in the future. The revenues have been and will be significantly increased in hopes of eliminating the net loss and providing positive cash flow from operations.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2017 and will have a positive impact on the Company for 2017 and future years.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation and Basis of Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of PAID, Inc., its wholly owned subsidiary, PAID Run, LLC and the newly acquired subsidiary, ShipTime, Inc. All intercompany accounts and transactions have been eliminated.

On November 9, 2016, the board of directors agreed to effectuate a reverse split immediately followed by a forward split. The process was completed with FINRA on January 23, 2017. As a result of the split every ten shares of common stock outstanding prior to the reverse split were consolidated into one share, reducing the number of common shares outstanding on the effective date from 10,989,608 to 1,098,960. All share and per share information in this Form 10-K has been retroactively adjusted to reflect the reverse stock split.

Foreign Currency

  The currencies of ShipTime, the Company’s international subsidiary, are in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at December 31, 2016. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss). Amounts were not significant as of December 31, 2016.

Business Combinations

The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at their fair values on the acquisition date. The purchase price allocation process requires management to make estimates and assumptions at the acquisition date, especially with respect to intangible assets and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets the Company has acquired or may acquire in the future include but are not limited to: unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, and estimates compared to actual results.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectability of accounts receivable, the recoverability of long-lived assets, goodwill, the allocation of purchase price in a business combination transaction, the valuation of deferred tax assets and liabilities and the estimated fair value of the royalty and advance guarantees, and share-based transactions. Actual results could materially differ from those estimates.

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

At December 31, 2016 and 2015, the Company’s financial instruments include cash and cash equivalents, accounts receivable, other receivables, funds held in trust, accounts payable, notes payable, funds due to and from related parties, and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, other receivables, accounts payable, capital leases, note payable and accrued expenses approximates fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents. Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to USD$250,000 and the Canadian Depositors Insurance Corporation (“CDIC”) up to CAD$100,000. At December 31, 2016, the Company had amounts that exceeded the CDIC insurance limits but none that were in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2016 and 2015, the Company recorded a provision for doubtful accounts of $40,609.

For the year ended December 31, 2016 and 2015 no revenues from any one individual client accounted for more than 10% of the total revenues.

Other Receivables

Other receivables consisted of funds due from a related party. The funds are expected to be re-paid or applied to the open payable due to the related party by the end of 2017.

Funds Held in Trust

Funds held in trust consist of rebates earned by ShipTime customers that have existing relationships with the Canadian Federation of Independent Business (“CFIB”). The rebate is held in escrow at CFIB for one year until earned by the customer, they then have one year to use the rebate after which time the rebate expires.

Advanced Royalties

Advanced royalties represented amounts the Company had advanced to certain clients and were recoupable against future royalties earned by the clients. Advances were issued in either cash or shares of the Company’s common stock and advanced amounts were calculated based on the clients’ projected earning potential over a fixed period of time. Advances made by issuing common stock or common stock options are recorded at their fair value on the date of issue. If the shares do not reach the required price per share, the Company has the option of issuing additional shares or making cash payment of the difference between the sales price and the fair value of the stock. The Company records a liability for the difference between the fair value of the stock and the guaranteed sales price amount. The change in fair value of the stock price guarantee is recorded in the accompanying consolidated statements of operations (see Note 10).

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 8 years. Any leasehold improvements are depreciated at the lesser of the useful life of the asset or the lease term. Equipment purchased under capital leases is amortized on a straight-line basis over the estimated useful life of the asset or the term of the lease, whichever is shorter.

Intangible Assets

Intangible assets consist of patents, client lists, trade names, customer relationships, brewery and distillery management software and shipping label generation technology which are being amortized on a straight-line basis over their estimated useful life. Currently the intangible assets are being amortized between 2 and 17 years.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges for long lived assets were incurred during the years ended December 31, 2016 and 2015. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

ShipTime recognizes revenues primarily from fees for shipping services. Customers use an online tool to calculate shipping and generate a shipping label. The majority of the transactions are paid via credit card when the label is generated. Services performed are recorded when the customer completes the online transaction.

Cost of Revenues

Cost of revenues includes web hosting, data storage, and commissions.

Operating Expenses

Operating expenses include indirect client related expenses, including credit card processing fees, payroll, travel, facility costs, and other general and administrative expenses.

Advertising

Advertising costs are charged to expense as incurred. For the years ended December 31, 2016 and 2015, advertising expense totaled $7,854 and $24,111, respectively, and are included in operating expenses in the accompanying consolidated statements of operations.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. On August 26, 2016 the Board voted to immediately vest any outstanding options. As share-based compensation expense recognized in the accompanying consolidated statements of operations for the years ended December 31, 2016 and 2015 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of December 31, 2016 and 2015, no excess tax benefits for tax deductions related to share-based awards were recognized from stock options exercised in the years ended December 31, 2016 and 2015 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The total unrecognized tax benefit resulting in an increase in deferred tax assets and corresponding increase in the valuation allowance at December 31, 2016 is approximately $281,000. There are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s consolidated balance sheets at December 31, 2016 and 2015.

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

For the year ended December 31, 2016, there were no dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the year then ended.

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At December 31, 2016, the Company operated in the following four reportable segments (see Note 13):

a.
Client services,
b.
Shipping calculator services
c.
Brewery management software and
d.
Shipping and label generation services.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision makers are the Chief Executive Officer and Chief Financial Officer.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. Previously, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the reporting periods beginning after December 15, 2016 and early application is permitted. There was no impact from the adoption of the standard.

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

NOTE 4. ACQUISITION – emergeIT

In September 2016, the Company announced that it entered into an Amalgamation Agreement (the “Amalgamation Agreement”) with emergeIT Inc., an Ontario corporation, which does business as “ShipTime” (“emergeIT” or “ShipTime”) to acquire emergeIT and merge it with a newly formed PAID subsidiary. The closing for the Amalgamation Agreement occurred on December 19, 2016, and the amalgamation was effective on December 30, 2016.

The transaction has been accounted for as a business combination and the financial results of ShipTime have been included in the Company’s consolidated financial statements for the period subsequent to its acquisition. At estimated acquisition date of the fair value of consideration transferred, assets acquired and liabilities assumed for ShipTime are presented below and represent the Company’s best estimates.

Fair Value of Consideration Transferred

Pursuant to the Amalgamation Agreement the Company formed a new subsidiary under Canadian law (“Callco”). The new subsidiary formed its own Canadian subsidiary (“Exchangeco”), and Callco is the sole shareholder of Exchangeco. Both Callco and Exchangeco are incorporated in Ontario under the province’s Business Corporations Act. Effective December 30, 2016 (the “Effective Date”), Exchangeco merged (amalgamated) with emergeIT so that as of the effective date, the Company owns, indirectly through Callco, all of the issued and outstanding shares of common stock of emergeIT. At that time, the amalgamated entity was renamed “ShipTime Canada Inc.” and is the operating company with respect to the emergeIT assets.

emergeIT was privately held by 13 holders (“emergeIT Sellers”). The emergeIT Sellers owned “Class A” and “Class B” common shares, which converted into “exchangeable shares” of ShipTime Canada Inc. in the merger. Exchangeable shares are rights to the Company’s common stock and preferred stock. These rights can be exercised by the conversion of the exchangeable shares into shares of common and preferred stock of the Company, in accordance with an Exchange and Call Rights Agreement, described below.

emergeIT Class A common shares and Class B common shares were converted into exchangeable shares with rights to receive 447 shares of the Company’s common stock and 3,109 shares of preferred stock, provided that upon the reverse/forward split described below, the right shall be to receive 45 shares of the Company’s common stock and 311 shares of the Company’s Preferred Stock. As of the effective date, outstanding emergeIT options and warrants were replaced by exchangeable shares in the same manner as emergeIT’s Class A and Class B common shares. The Company currently reserves for 550,000 shares of its common stock with regard to the exchangeable shares. Warrants have been issued it an entity controlled by the Company’s CFO for exchangeable shares and are valued at $523,000 on the date of the acquisition.

Pursuant to the Amalgamation Agreement, the Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock holders have no voting rights and have an aggregate liquidation value of approximately $11,581,000. The Series A Preferred Stock also carries a coupon payment obligation of 1.5% per year calculated by taking the 30-day average closing price for an equal number of shares of common stock for the month immediately preceding the coupon payment date, which is made annually. Payout of the coupon may be made out of existing cash or in shares of Series A Preferred stock of the Company. The Series A Preferred Stock have no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued.

The total acquisition date fair value of the consideration transferred is estimated at approximately as follows:

Preferred stock issuance to emergeIT Sellers	$11,581,000
Common stock issuance to the emergeIT Sellers	2,035,000
Warrant issuance to an emergeIT warrant holder	523,000
Total acquisition date fair value	$14,139,000

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values as of December 30, 2016, the acquisition date. The excess of the acquisition date fair value of consideration transferred over the estimated fair value of the net tangible assets and intangible assets acquired was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$278,709
Accounts receivable	13,514
Due from related party	1,026
Prepaid expenses and other assets	20,742
Funds held in trust	169,082
Property and equipment	86,517
Intangible assets	5,780,000
6,349,590
Accounts payable and accrued liabilities	538,792
Other liabilities	401,114
Deferred tax liabilities	1,260,369
Total liabilities assumed	2,200,275
Goodwill	9,989,685
Net assets acquired	$14,139,000

Results of Operations

Since the effective date of the acquisition and merger, revenues and expenses of ShipTime have been included in the Company’s consolidated statement of operations for the period ended December 31, 2016 and were insignificant.

Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including ShipTime) for the years ended December 31, 2016 and 2015 as though the companies had been combined as of the beginning of each of the periods presented.

The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented, nor is it indicative of results of operations which may occur in the future. The unaudited pro forma results presented include amortization charges for intangible assets and eliminations of intercompany transactions.
	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Total Revenues	$6,091,401	$4,372,688
Net loss	(1,011,764)	(2,199,739)

Management engaged a third-party valuation firm to assist in the determination of the fair value of the acquired intangible assets of ShipTime. In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets, analyses of historical financial performance of ShipTime and estimates of future performance of ShipTime. The fair values of the identified intangible assets related to ShipTime’s customer relationships, trade name, and technology. The fair value of customer relationships was calculated using the income approach. The fair value of the trade name and technology were calculated using the cost approach. The following table sets forth the components of identified intangible assets associated with the ShipTime acquisition and their estimated useful lives.

	Fair Value	Useful Life
Customer relationships	$4,474,000	15 Years
Trade Name	797,000	5 years
Technology	509,000	2 years
	$5,780,000

The Company determined the useful lives of intangible assets based on the expected future cash flows and contractual lives associated with the respective asset. Trade names represent the fair value of the brand and name recognition associated with the marketing of ShipTime’s formulations and services. Customer relationships represent the expected benefit from customer contracts that, at the date of acquisition, were reasonably anticipated to continue given the history and operating practices of ShipTime.

In preparing its report, the third-party valuation firm used various financial and other information provided to the valuation firm by the Company’s and emergeIT’s management or obtained from other private and public sources including financial projections prepared by emergeIT management, and relied on the accuracy and completeness of this information. There is no assurance that the valuation firm, or any other financial adviser that the Company might choose, will utilize the same process of methodologies in connection with future valuations of emergeIT, or that such advisor(s) will reach conclusions that are consistent with those presented.

NOTE 5. PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	2016	2015
Computer equipment and software	$134,657	$125,830
Office furniture and equipment	66,263	19,580
Website development costs	345,197	314,190
	546,157	459,600
Accumulated depreciation	(453,565)	(450,767)
	$92,552	$8,833

Depreciation expense of property and equipment for the years ended December 31, 2016 and 2015 amounted to $2,798 and $9,656.

NOTE 6. INTANGIBLE ASSETS

The Company holds several patents for the real-time calculation of shipping costs for items purchased through online auctions using a zip code as a destination location indicator. It includes shipping charge calculations across multiple carriers and accounts for additional characteristics of the item being shipped, such as weight, special packaging or handling, and insurance costs. These patents help facilitate rapid and accurate estimation of shipping costs across multiple shipping carriers and also include real-time calculation of shipping.

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

On December 30, 2016, the Company completed a merger with ShipTime Inc. and its subsidiary to acquire assets related to the technology, client base and other intellectual property. The Company engaged an outside independent third party valuation firm to assist in establishing a value for the ShipTime Inc.

At December 31, intangible assets consisted of the following:

	2016	2015
Patents	$16,000	$16,000
Software	83,750	83,750
Trade Name	797,000	-
Technology	509,000	-
Client list / relationship	4,687,750	213,750
Accumulated amortization	(136,729)	(36,622)
	$5,956,771	$276,878

Amortization expense of intangible assets for all subsidiaries for the years ended December 31, 2016, and 2015 was $100,107 and $24,864, respectively.

Amortization of intangible assets for future years ending December 31, are as follows:

Year Ended December 31,
2017	712,167
2018	712,167
2019	457,667
2020	457,667
2021	457,667
Total 5 year amortization	$2,797,333

Goodwill

Of the total estimated purchase price, $9,989,685 was allocated to goodwill and is attributable to expected synergies between the combined companies, including the ability for the combined companies to estimate and process shipping calculations and support eCommerce shopping cart platforms in addition to the acquired workforce. Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. In the event the Company determines that the value of goodwill has become impaired, it will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. None of the goodwill is expected to be deductible for income tax purposes.

NOTE 7. ACCRUED EXPENSES

At December 31, accrued expenses consist of the following:

	2016	2015
Payroll and related costs	$3,136	$3,686
Royalties	51,838	51,838
Stock price guarantee (see Note 10)	867,403	913,582
Other	55,514	32,253
Total	$977,891	$1,001,359

NOTE 8. OTHER LIABILITIES

Note Payable

In October 2016, the Company entered into a $30,000 note payable with a financial institution. The term of the note is for a period of one year and is payable in 10 monthly installments of $2,632 at an interest rate of 3%. The balance due on the note payable as of December 31, 2016 was $17,850.

Capital Lease Obligations

The Company is obligated under capital leases for equipment, which expire at various dates through 2020 and 2021. The assets capitalized under these leases and associated accumulated depreciation at December 31, are as follows:

	2016	2015
Property and equipment	$129,025	$83,000
Accumulated depreciation	(83,000)	(83,000)
	$46,025	$-

Depreciation of equipment under capital leases is included in depreciation expense.

Minimum future lease payments under capital lease obligations as of December 31, 2016 are as follows:

Year Ended December 31,
2017	$10,868
2018	10,385
2019	10,385
2020	10,385
2021	2,774
Total future minimum lease payments	44,797
Less amount representing interest	(8,209)
Present value of net minimum lease payment	36,588
Less current portion	(7,655)
$28,933

NOTE 9. DUE TO RELATED PARTIES

During the growth and development of ShipTime, two notes were issued. One note issued was issued at an 8% interest rate and is due to mature in December 2017. A second note was issued in 2014 with an 8% interest rate and was due to mature in June 2014; the second note outstanding is currently due for re-negotiation as it is in default.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases

In November 2016, the Company renewed its office lease located at 200 Friberg Parkway, Westborough, MA. The terms of the lease are for 18 months at a rate of $500 per month. In July 2016, ShipTime entered into in an office lease located at 700 Dorval Street, Oakville Ontario. The terms of this lease are 3 years. The approximate future minimum rents under the current operating leases are:

2017	$25,762
2018	$22,924
2019	$10,849

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $60.00 per share.  If the shares are not at the required $60.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  As of December 31, 2016 and 2015, the stock price guarantee was $867,403 and $913,582, respectively, and included in accrued expenses in the consolidated balance sheets, although any required payment would be disputed by the Company.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2016, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

The Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH) in the United States District Court for the District of Massachusetts Central Division.  This litigation has been settled pursuant to a Confidential Settlement and License Agreement dated March 11, 2016.  Under the agreement, the Company received $53,500 after costs as full and final payment for such settlement of the lawsuit and non-exclusive licensing of the Company’s patents. The payment was received in full in April 2016 and recorded in other income in the consolidated statements of operations.

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

NOTE 11. SHAREHOLDERS’ EQUITY (DEFICIT)

              Preferred Stock

                On December 19, 2016, the Company filed an amendment to its Certificate of Incorporation to authorize the issuance of 20,000,000 shares of blank-check preferred stock at $.001 par value, of which 3,825,000 shares have been reserved for future issuance. The Board of Directors will be authorized to fix the designations, rights, preferences, powers and limitations of each series of the preferred stock. See Note 4 for information regarding the preferred stock.

            Common Stock

            In October 2015, the board of directors agreed to effectuate a reverse split of the Company’s common stock. As a result of the split every fifty shares of common stock outstanding were consolidated into one share, reducing the number of common shares outstanding on the effective date from 44,662,330 to 893,246.

In November 2016, the majority shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the Company’s authorized shares of common stock from 1,100,000 to 25,000,000, to issue up to 2,000,000 shares of blank check preferred stock and to make effective, a reverse stock split at a range of 1 for 500 through 1 for 3,000 immediately followed by a forward split of the outstanding common stock at an exchange rate of 50 for 1 through 300 for 1 to reduce the number of authorized shares of the Company’s common stock, subject to the Board of Directors’ discretion.

In January 2017, the Company completed a reverse split of 1-for 3,000 immediately followed by a forward split of 300 for 1. As a result of the split every ten shares of common stock outstanding were consolidated into one share, reducing the number of common shares outstanding on the effective date from 10,989,608 to 1,098,960. All share and per share information on this Form 10-K has been retroactively adjusted to reflect the reverse stock split.

The Company has authorized and reserved for future issuance 550,000 shares of common stock and 3,850,000 shares of preferred stock with respect to the exchangeable shares issued as a result of the merger.

During the year ended December 31, 2016, the Company issued a total of 205,714 shares of common stock for gross proceeds of $180,000 from the exercise of warrants.

In December 2016, the Company issued 550,000 shares of common stock in connection with the Amalgamation Agreement (see Note 4).

Share-based Incentive Plans

During the years ended December 31, 2016 and 2015, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. In 2016 there were 9,000 options granted, 3,500 options cancelled and no options were exercised.

Active Plans:

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan"). The purpose of the 2012 Plan, is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. There are no shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2016:
	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2016	30,000	$2.80
Granted	6,000	0.98
Cancelled	—	—
Exercised	—	—
Options outstanding at December 31, 2016	36,000	$0.98

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"). Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.98 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10 year contractual term and have vesting periods that range from one hundred percent on the date of grant to one third immediately, one third vesting in 18 months and the final on third vesting in 36 months from the date of the grant. Information with respect to stock options granted under this plan during the years ended December 31, 2016 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2016	6,000	$35.80
Granted	3,000	0.98
Cancelled	(3,500)	2.15
Exercised	—	—
Options outstanding at December 31, 2016	5,500	$0.98

At December 31, 2016 there are no shares reserved for issuance under this plan.

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 60,000 shares. The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant. Information with respect to stock options granted under this plan during the year ended December 31, 2016 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2016	16,000	$23.70
Granted	—	—
Cancelled	—	—
Exercised	—	—
Options outstanding at December 31, 2016	16,000	$23.33

There are currently no shares reserved for issuance under this plan.

Fair value of issuances

The fair value of the Company's option grants under the 2012, 2011, and 2002 Plans was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:
2016
Expected term (based upon historical experience)	5-6 years
Expected volatility	304.3%
Expected dividends	None
Risk free interest rate	1.0%-2.0%

For the years ended December 31, 2016 and 2015, the Company recorded share-based compensation expense related to stock options of $41,814 and $181,365 and are included in operating expenses in the accompanying consolidated statements of operations, respectively.

On August 26, 2016, the Board of Directors approved to vote to reprice and immediately vest 52,500 stock options for two employees and three board members. The grant price was lowered to $0.975 which reflects the market value of the stock. The incremental expense for the repricing of the options was approximately $17,000.

The Company has no unrecognized share-based compensation expense for options outstanding as of December 31, 2016.

Information pertaining to options outstanding and exercisable at December 31, 2016 is as follows:

Options Outstanding			Options Exercisable
Exercise Prices	Number of shares	Weighted Average Remaining contractual Life (In Years)	Number of shares	Weighted Average Remaining contractual Life (In Years)
0.98	52,500	6.93	52,500	6.93
72.50	5,000	0.42	5,000	0.42

	57,500	6.75	57,500	6.75

Summary of all stock option plans during the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options exercisable at January 1, 2016	52,000	$11.60
Granted	9,000	$0.98
Expired	(3,500)	$2.15
Options outstanding and exercisable at December 31, 2016	57,500	$7.20	6.75	$171,938

Warrants

From time to time, the Company issues warrants to purchase share of the Company’s common stock to investors, note holders and to non-employees for service rendered or to be rendered in the future.

A summary of the warrant activity during the year ended December 31, 2016 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Average Exercise Price Price
Warrants outstanding - January 1, 2016	205,714	$0.88
Granted	34,425	$0.87
Exercised	(205,714)	$0.88
Warrants outstanding and exercisable - December 31, 2016	34,425	$0.87
Weighted average remaining contractual life of the outstanding warrants in years	5.00

NOTE 12. INCOME TAXES

The Company is subject to taxation in the United States and Massachusetts. The provision for income taxes for the years ended December 31, 2016 and 2015 are summarized below:

	December 31,	December 31,
	2016	2015
Current:
Federal	$-	$-
State	456	975
Total current	456	975

Deferred:
Federal	-	571,125
State	-	(372,409)
Change in valuation allowance	-	(198,716)
Total deferred	-	-
Income tax provision (benefit)	$456	$975

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income provision is as follows:

	December 31,	December 31,
	2016	2015
U.S. federal statutory tax rate	34.00%	34.00%
State tax benefit, net	5%	(0.02)%
Gain on stock price guarantee	-	-
Other	41.65%	(0.02)%
Valuation allowance	(80.94)%	(33.99)%
Effective income tax rate	(0.13)%	(0.03)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2016	2015
Deferred tax assets:
NOL's	$16,478,100	$16,018,000
Inventory and other reserves	40,000	40,000
Depreciation and amortization	(1,438,600)	6,000
Change in value of stock	340,700	406,900
NQ stock option expense	705,400	689,000
Other	55,000	(500)
Total deferred tax assets	16,180,600	17,159,400
Valuation allowance	(17,441,000)	(17,159,400)
Net deferred tax liabilities	$(1,260,400)	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $(281,600) in 2016.

As of December 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $46,000,000 which expire beginning in the year 2019. As of December 31, 2015, the Company had net operating loss carryforwards for state income tax purposes of approximately $11,000,000 which expire beginning in the year 2030.

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

For income tax purposes, emergeIT has non-capital losses which can be applied to reduce future years’ taxable income totaling approximately $607,000. These losses expire between 2030 and 2036. The Company also has a Scientific Research and Experimental Development Expenditure pool balance of approximately $55,000 which may be used to reduce future year’s taxable income. The expenditure pool can be carried forward indefinitely.

A valuation allowance of 100% has been established in respect of the net deferred income tax assets due to the uncertainty of the Company’s utilization of such deferred tax assets for US Federal and State.

At December 31, 2016, both Paid, Inc. and emergeIT, Inc, have no unrecognized tax benefits as a result of tax positions taken in the current or prior years, and accordingly there are neither unrecognized tax that will change benefits or would affect the effective tax rate, nor there are any situations where it is reasonably possible that the unrecognized tax benefit significantly within twelve months of the reporting date. As of December 31, 2016, the Company has no unrecognized tax exposure.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s consolidated balance sheets at December 31, 2016 and 2015.

The income tax provision at December 31, 2016 reflects a full accounting of tax filings under ASC Subtopic 740-10. Paid, Inc. is subject to U.S. federal and Massachusetts state tax. With limited exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2012. Generally, the tax years remain open for examination by the federal authority under three-year statute of limitation; however, states generally keep their statute open for four years. In addition, the Company's tax years from inception are subject to examination by the United States and Massachusetts authorities due to the carry forward of unutilized net operating losses. emergeIT is subject to taxation in Canada and Ontario. As of December 31, 2016, the Company’s tax years for 2012 through 2016 are subject to examination by tax authorities. The Company recognizes interest and penalties, as estimated or incurred, as general and administrative expense.

NOTE 13. SEGMENT REPORTING

The Company reports information about segments of its business in its annual financial statements and reports selected segment information in its quarterly reports. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s three reportable segments, client services, brewery management software and shipping calculator services, are managed separately based on fundamental differences in their operations.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision makers are the Chief Executive Officer and Chief Financial Officer.

The following table compares total revenues for the years indicated.

	Year Ended
	December 31, 2016	December 31, 2015
Client services	$18,556	$28,392
Brewery management software	320,215	80,838
Shipping calculator services	184,976	163,690
Total revenues, net	$523,747	$272,920

The following table compares total income (loss) from operations for the years indicated.
	Year Ended
	December 31, 2016	December 31, 2015
Client services	$13,761	$20,432
Brewery management software	40,176	13,844
Shipping calculator services	(508,647)	(868,076)
Total loss from operations	$(454,710)	$(833,800)

NOTE 14. SUBSEQUENT EVENTS

On November 9, 2016, the board of directors agreed to effectuate a reverse split immediately followed by a forward split. The process was completed with FINRA on January 23, 2017. As a result of the split every ten shares of common stock outstanding prior to the reverse split were consolidated into one share, reducing the number of common shares outstanding on the effective date from 10,989,608 to 1,098,960.

EXHIBIT INDEX

No.	Description of Exhibits
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 25, 2003)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on December 8, 2004)
3.3	Certificates of Amendment of Certificate of Incorporation of the Company effective December 30, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 23, 2016)
Amendment No. 1 to Bylaws effective December 30, 2016 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 23, 2016)
4.1	Specimen of certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Form SB-2/A filed on December 1, 2000)
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
10.11
Amalgamation Agreement dated September 1, 2016 by and among PAID, Inc., emergeIT, Inc., 2534845 Ontario Inc. and 2534841 Ontario Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 23, 2016)

10.12	Exchange and Call Rights Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 23, 2016)
10.14	Support Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 23, 2016)
10.15+	Employment Agreement for Allan Pratt (incorporated by reference to Exhibit 10.6 to Form 8-K filed on December 23, 2016)
31.1*	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.0*	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*filed herewith
+Indicates a management contract or any compensatory plan, contract or arrangement