Form 10-Q
period 2017-03-31
PAID INC
filed 2017-05-12
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of May 12, 2017, the issuer had outstanding 1,098,657 shares of its Common Stock.

PAID, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAID, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (Unaudited)	December 31, 2016 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$344,050	$339,562
Accounts receivable, net	74,786	39,314
Other receivables	-	1,026
Funds held in trust	172,531	169,082
Prepaid expenses and other current assets	67,086	57,383
Total current assets	658,453	606,367

Property and equipment, net	88,467	92,552
Intangible assets, net	5,753,701	5,956,771
Goodwill	9,989,685	9,989,685
Total assets	$16,490,306	$16,645,375

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$622,476	$563,860
Note payable	10,200	17,850
Due to related parties	144,911	169,697
Capital leases - current portion	7,633	7,655
Accrued expenses	1,003,236	977,891
Deferred revenues	239,708	238,040
Total current liabilities	2,028,164	1,974,993
Long term liabilities:
Capital leases - net of current portion	27,241	28,933
Deferred tax liability	1,260,369	1,260,369
Total liabilities	3,315,774	3,264,295
Commitments and contingencies
Shareholders' equity:
Preferred Stock, $0.001 par value, 20,000,000 shares authorized 3,825,000 shares issued and outstanding at March 31, 2017 and December 31, 2016; liquidation value of $11,581,000 as of March 31, 2017 and December 31, 2016	3,825	3,825
Common stock, $0.001 par value, 25,000,000 shares authorized; 1,648,960 issued and outstanding at March 31, 2017 and December 31, 2016	1,649	1,649
Additional paid-in capital	68,782,432	68,782,432
Accumulated other comprehensive loss	(3,175)	-
Accumulated deficit	(55,610,199)	(55,406,826)
Total shareholders' equity	13,174,532	13,381,080

Total liabilities and shareholders' equity	$16,490,306	$16,645,375

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues, net	$1,589,682	$133,779
Cost of revenues	1,099,160	6,827
Gross profit	490,522	126,952

Operating expenses	689,740	266,332
Loss from operations	(199,218	(139,380

Other income (expense):
Interest expense	(2,261	(257
Other income, net	6,895	53,500
Unrealized gain (loss) on stock price guarantee	(8,339)	75,025
Total other income (expense), net	(3,705)	128,268

Loss before provision for income taxes	(202,923	(11,112
Provision for income taxes	450	807
Net loss	$(203,373	$(11,919

Loss per share - basic and diluted	$(0.12)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	1,648,960	967,407

Comprehensive loss:
Net loss	$(203,373	$(11,919
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,175	-
Comprehensive loss	$(206,548	$(11,919)

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(203,373)	$(11,919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	212,898	25,727
Share-based compensation	-	10,720
Unrealized (gain) loss on stock price guarantee	8,339	(75,025)
Write-off of other receivables:	1,040	-
Changes in assets and liabilities:
Accounts receivable	(35,480)	3,442
Other receivables	-	(53,500)
Prepaid expenses and other current assets	(10,711)	16,959
Advanced royalties	-	5,000
Accounts payable	52,972	9,692
Accrued expenses	17,268	3,544
Deferred revenues	(155)	(825)
Net cash provided by (used in) operating activities	42,798	(66,185)

Cash flows from investing activities:
Purchase of fixed assets	(5,037)	-
Net cash used in investing activities	(5,037)	-

Cash flows from financing activities:
Payments on capital leases	(262)	(2,964)
Payments on note payable	(7,650)	(9,042)
Proceeds from the exercise of common stock warrants	-	180,000
Payments on amounts due to related parties	(26,290)	-
Net cash (used in) provided by financing activities	(34,202)	167,994
Effect of exchange rate changes on cash and cash equivalents	929	-

Net change in cash and cash equivalents	4,488	101,809

Cash and cash equivalents, beginning of period	339,562	123,913

Cash and cash equivalents, end of period	$344,050	$225,722

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$450	$807
Interest	$2,261	$257

See accompanying notes to condensed consolidated financial statements

PAID, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017

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

BeerRun Software is a brewery management and Alcohol and Tobacco Tax and Trade Bureau tax reporting software. Small craft brewers can utilize the product to manage brewery schedules, inventory, packaging, sales and purchasing. Tax reporting can be processed with a single click and is fully customizable by state or province. The software is designed to integrate with QuickBooks accounting platforms by using our powerful sync engine. We currently offer two versions of the software BeerRun and BeerRun Light which excludes some of the enhanced features of BeerRun without disrupting the core functionality of the software. Additional features include Brewpad and Kegmaster and can be added on to the base product. Craft brewing is on the rise in North America and we feel that there is a large potential to grow this portion of our business.

SpiritRun is a product of BeerRun and is designed specifically for distilleries. This product was recently released, and we feel that there with additional marketing and visibility in the distillery industry, SpiritRun has the right core resources to be a valuable tool in distilleries around the United States.

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

General Presentation and Basis of Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016, that was filed on March 31, 2017.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited consolidated financial statements, and these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2017.

On November 9, 2016, the board of directors agreed to effectuate a reverse split immediately followed by a forward split. The process was completed with FINRA on January 23, 2017. As a result of the split every ten shares of common stock outstanding prior to the reverse split were consolidated into one share, reducing the number of common shares outstanding on the effective date from 10,989,608 to 1,098,960. All share and per share information in this Form 10-Q has been retroactively adjusted to reflect the reverse stock split.

Going Concern and Management's Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. For the three months ended March 31, 2017, the Company reported a net loss of $203,373. The Company has an accumulated deficit of $55,610,199 and has a working capital deficit of $(1,369,711) as of March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management feels that the addition of ShipTime’s services will return a valuable impact on the Company’s growth in the near future. The positive cash flow from operations as a result of the first quarter’s operations is a significant indicator of our successful transition to the new shipping services. In addition to the existing services provided, ShipTime will launch products that are complementary to the current offering of AuctionInc, BeerRun and SpiritRun. Combined, the Company believes that all segments of the operations will benefit from ShipTime.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2017 and will have a positive impact on the Company for 2017 and future years.

Principles of Consolidation

The consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and ShipTime, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

  The currencies of ShipTime, the Company’s international subsidiary, are in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at March 31, 2017. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss).

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the three months ended March 31, 2017 and 2016. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenue principally from fees for shipping services, sales of shipping calculator subscriptions, brewery management software subscriptions, and client services.

The Company recognizes revenues in accordance with the FASB ASC Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

ShipTime recognizes revenues primarily from fees for shipping services. Customers use an online tool to calculate shipping and generate a shipping label. The majority of the transactions are paid via credit card when the label is generated. Revenues are recognized when the customer completes the online transaction.

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

For the three months ended March 31, 2017 and 2016, there were approximately 63,000 and 189,000, respectively, dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the period then ended.

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At March 31, 2017, the Company operated in the following four reportable segments:

a.	Client services
b.	Shipping calculator services
c.	Brewery management software
d.	Shipping and label generation services

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision makers are the Chief Executive Officer and Chief Financial Officer.

The following table compares total revenue for the periods indicated.

	Three Months Ended
	March 31, 2017	March 31, 2016
Clientt services$	13,409	$6,004
Shipping calculator services	56,306	45,459
Brewery management software	77,841	82,316
Shipping services	1,442,126	-
Total revenue	$1,589,682	$133,779

The following table compares total loss from operations for the periods indicated.

	Three Months Ended
	March 31, 2017	March 31, 2016
Client services$	10,157	$4,562
Shipping calculator services	(256,607)	(152,385)
Brewery management software	12,279	8,443
Shipping services	34,953	-
Total loss from operations	$(199,218)	$(139,380)

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which the Company elected to adopt in the first quarter of 2017. The Company has evaluated the impact of this guidance and has determined that it did not have a material effect on the financial statements for this quarter.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The guidance in this update is effective for fiscal years beginning after December 15, 2017, and interim periods within those years.

In January 2017, the FASB also issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The amendments in this Update remove the second step of the current goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for impairment tests in fiscal years beginning after December 15, 2019.

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2017 (unaudited)	December 31, 2016 (audited)
Payroll and related costs	$3,147	$3,136
Royalties	51,838	51,838
Stock price guarantee	875,742	867,403
Other	72,509	55,514
Total	$1,003,236	$977,891

Note 3. Acquisitions and Intangible Assets

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

At March 31, 2017 and December 31, 2016, intangible assets consisted of the following:

	March 31, 2017	December 31, 2016
Patents	$16,000	$16,000
Software	83,750	83,750
Trade Name	797,000	797,000
Technology	509,000	509,000
Client list / relationship	4,687,750	4,687,750
Accumulated amortization	(339,799)	(136,729)
	$5,753,701	$5,956,771

Amortization expense of intangible assets for all subsidiaries for the three months ended March 31, 2017, and 2016 was $203,070 and $100,107, respectively.

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

Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including ShipTime) for the period ended March 31, 2016 as though the companies had been combined as of the beginning of the period presented.

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
For the Period Ended March 31, 2016
Total Revenues	$1,424,934
Net loss	$(173,666)

Note 4. Commitments and Contingencies

Note Payable

In October 2016, the Company entered into a $30,000 note payable with a financial institution. The term of the note is for a period of one year and is payable in 10 monthly installments of $2,632 at an interest rate of 3%. The balance due on the note payable as of March 31, 2017 was $10,200.

Due to Related Parties

During the growth and development of ShipTime, two notes were issued. One note issued was issued at an 8% interest rate and is due to mature in December 2017. A second note was issued in 2014 with a 6% interest rate and was due to mature in June 2014; the second note outstanding is currently due for re-negotiation as it is in default.

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $60.00 per share as adjusted for the reverse stock split.  If the shares are not at the required $60.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  As of March 31, 2017 and December 31, 2016, the stock price guarantee was $875,742 and $867,403, respectively, as the Company’s stock price was below $60.00 per share at March 31, 2017 and December 31, 2016, although some or all of the stock may already be sold and no longer subject to a guaranty and any required payment would be disputed by the Company. For the three months ended March 31, 2017 and 2016, the Company recorded an unrealized (loss)/gain on stock price guarantee of ($8,339) and $75,025, respectively.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2017, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreements. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

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

Common Stock

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

Share-based Incentive Plans

During the period ended March 31, 2017, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. There were no stock options granted, exercised, canceled or expired during the three months ended March 31, 2017.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding PAID, Inc. (the “Company”) and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates", "could", "may", "should", "will", "would", and similar expressions or variations of such words are intended to identify forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchase of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the fiscal year ended December 31, 2016 that was filed on March 31, 2017.

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

The Company has developed AuctionInc, which is a suite of online shipping and tax management tools assisting businesses with e-commerce storefronts, shipping solutions, tax calculation, inventory management, and auction processing. The product does have tools to assist with other aspects of the fulfillment process, but the main purpose of the product is to provide accurate shipping and tax calculations and packaging algorithms that provide customers with the best possible shipping and tax solutions.

BeerRun Software is a brewery management and Alcohol and Tobacco Tax and Trade Bureau tax reporting software. Small craft brewers can utilize the product to manage brewery schedules, inventory, packaging, sales and purchasing. Tax reporting can be processed with a single click and is fully customizable by state or province. The software is designed to integrate with QuickBooks accounting platforms by using our powerful sync engine. We currently offer two versions of the software BeerRun and BeerRun Light which excludes some of the enhanced features of BeerRun without disrupting the core functionality of the software. Additional features include Brewpad and Kegmaster and can be added on to the base product. Craft brewing is on the rise in North America and we feel that there is a large potential to grow this portion of our business.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included in our Form 10-K filed on March 31, 2017, as updated and amended in Note 1 of the Notes to Condensed Consolidated Financial Statements included herein. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016.

The following discussion compares the Company's results of operations for the three months ended March 31, 2017 with those for the three months ended March 31, 2016. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended March 31,
	2017	2016	% change
Client services	$13,409	$6,004	123%
Brewery management software	77,841	82,316	(5)%
Shipping services	1,442,126	-	100%
Shipping calculator services	56,306	45,459	24%
Total revenues	$1,589,682	$133,779	108%

Revenues increased 1088% in the first quarter primarily from the acquisition of the new segment of our business that provides shipping services.

Entertainment service revenues increased $7,405 or 123% to $13,409 in the first quarter of 2017 compared to $6,004 in 2016. This increase is a result of our higher volume of movie poster auction sales in the first quarter.

Brewery management software revenues decreased $4,475 to $77,841 in 2017 from $82,316 in 2016. The decrease in revenues is due to the loss of a small amount of larger clients offset against new clients that are signing up on our lower tiered service plan.

Shipping calculator services revenue increased $10,847 or 24% to $56,306 in the first quarter of 2017 compared to $45,459.  The increase was largely due to a significant increase in volume and an adjusted price plan for one of the largest clients.

Gross Profit

Gross profit increased $363,570 or 286% in the first quarter of 2017 to $490,522 compared to $126,952 in 2016. Gross margin decreased 64 percentage points to 31% from 95% in the first quarter of 2016. The decrease in gross margin was mainly due to the cost associated with the new segment of shipping services that the Company now offers.

Operating Expenses

Total operating expenses in the first quarter 2017 were $689,740 compared to $266,332 in the first quarter 2016, an increase of $423,408 or 159%. The increase is primarily due to the increased personnel development and advertising expenses associated with the operations of ShipTime Canada.

Other Income/Expense, net

Net other income (expense) in the first quarter of 2017 was ($3,705) compared to $128,268 in the same period of 2016, a change of $131,793. This is primarily attributable to the unrealized loss on stock price guarantee of $8,339 in the first quarter of 2017 compared to a gain of $75,025 in the same period of 2016. The Company also recorded a $53,000 gain on the settlement of litigation with eBay in the first quarter of 2016.

Net Loss

The Company realized a net loss in the first quarter of 2017 of ($203,373) compared to a net loss of ($11,919) for the same period in 2016. The loss for the first quarter of 2017 and 2016 represent ($0.12) and ($0.01) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents used in operating activities for the three months ended March 31, 2017 and 2016 is as follows:

	2017	2016
Net loss	$(203,373)	$(11,919)
Depreciation and amortization	212,898	25,727
Share-based compensation	-	10,720
Unrealized loss (gain) on stock price guarantee	8,339	(75,025)
Write-off of other receivables	1,040	-
Changes in current assets and liabilities	23,894	(15,688)
Net cash provided by (used in) operating activities	$42,798	$(66,185)

Working Capital and Liquidity

The Company had cash and cash equivalents of $344,050 at March 31, 2017, compared to $339,562 at December 31, 2016. The Company had a negative working capital of $(1,369,711) at March 31, 2017, an increase of $1,085 compared to $(1,368,626) at December 31, 2016. The increase in working deficit is attributable to the increase in accounts payable associated with the services provided to the ShipTime clients. The increase to the cash and cash equivalents is due to an increase in revenues associated with the new segment of our operations.

The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months, however, management believes that the Company has adequate cash resources to fund operations. There can be no assurance that anticipated growth will occur, and that the Company will be successful in launching new products and services. If necessary, management will seek alternative sources of capital to support operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information for this Item 3.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, as its principal financial officers have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer, and Chief Financial Officer both have concluded that, as of March 31, 2017, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified six material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2016.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of March 31, 2017, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2016.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended March 31, 2017.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

101.INS XBRL	Instance Document (filed herewith)
101.SCH XBRL	Taxonomy Extension Schema (filed herewith)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF XBRL	Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB XBRL	Taxonomy Extension Label Linkbase (filed herewith)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAID, INC.

	By:	/s/
Allan Pratt, Chief Executive Officer
	By:	/s/
Date: May 12, 2017		W. Austin Lewis, IV, Chief Financial Officer

LIST OF EXHIBITS

Exhibit Number	Description
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

101.INS XBRL	Instance Document (filed herewith)
101.SCH XBRL	Taxonomy Extension Schema (filed herewith)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF XBRL	Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB XBRL	Taxonomy Extension Label Linkbase (filed herewith)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase (filed herewith)