Form 10-Q
period 2017-06-30
PAID INC
filed 2017-08-14
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 14, 2017, the issuer had outstanding 1,648,960 shares of its Common Stock.

PAID, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAID, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$610,209	$339,562
Accounts receivable, net	41,237	39,314
Other receivables	-	1,026
Funds held in trust	169,646	169,082
Prepaid expenses and other current assets	29,776	57,383
Total current assets	850,868	606,367

Property and equipment, net	80,630	92,552
Intangible assets, net	5,550,633	5,956,771
Goodwill	9,989,685	9,989,685
Total assets	$16,471,816	$16,645,375

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$688,697	$563,860
Note payable	2,550	17,850
Due to related parties	118,409	169,697
Capital leases - current portion	7,788	7,655
Accrued expenses	1,106,696	977,891
Deferred revenues	245,870	238,040
Total current liabilities	2,170,010	1,974,993
Long term liabilities:
Capital leases - net of current portion	25,934	28,933
Deferred tax liability	1,260,369	1,260,369
Total liabilities	3,456,313	3,264,295
Commitments and contingencies
Shareholders' equity:
Preferred Stock, $0.001 par value, 20,000,000 shares authorized 3,825,000 shares issued and outstanding at June 30, 2017 and December 31, 2016; liquidation value of $11,593,909 and $11,581,000 as of June 30, 2017 and December 31, 2016, respectively	3,825	3,825
Common stock, $0.001 par value, 25,000,000 shares authorized; 1,648,960 issued and outstanding at June 30, 2017 and December 31, 2016	1,649	1,649
Additional paid-in capital	68,782,432	68,782,432
Accumulated other comprehensive loss	(8,994)	-
Accumulated deficit	(55,763,409)	(55,406,826)
Total shareholders' equity	13,015,503	13,381,080

Total liabilities and shareholders' equity	$16,471,816	$16,645,375

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues, net	$1,926,310	$129,984	$3,515,992	$263,763
Cost of revenues	1,394,297	5,381	2,493,457	12,208
Gross profit	532,013	124,603	1,022,535	251,555

Operating expenses	678,764	294,997	1,368,504	561,329
Loss from operations	(146,751)	(170,394)	(345,969)	(309,774)

Other income (expense):
Interest expense	(1,356)	(193)	(3,617)	(450)
Other income, net	309	4,488	7,204	57,988
Unrealized gain (loss) on stock price guarantee	(4,368)	(33,672)	(12,707)	41,353
Total other income (expense), net	(5,415)	(29,377)	(9,120)	98,891

Loss before provision for income taxes	(152,166)	(199,771)	(355,089)	(210,883)
Provision for income taxes	1,044	—	1,494	807
Net loss	(153,210)	(199,771)	(356,583)	(211,690)

Preferred dividends	(12,909)	-	(12,909)	-

Net loss available to common stockholders	$(166,119)	$(199,771)	$(369,492)	$(211,690)

Net loss per share – basic and diluted	$(0.10)	$(0.18)	$(0.22)	$(0.20)
Weighted average number of common shares outstanding - basic and diluted	1,648,960	1,098,960	1,648,960	1,033,184

Condensed consolidated statements of comprehensive loss
Net loss	$(153,210)	$(199,771)	$(356,583)	$(211,690)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,819)	-	(8,994)	-
Comprehensive loss	$(159,029)	$(199,771)	$(365,577)	$(211,690)

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)
	2017	2016
Cash flows from operating activities:
Net loss	$(356,583)	$(211,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	425,649	51,453
Share-based compensation	-	37,530
Unrealized loss (gain) on stock price guarantee	12,707	(41,353)
Write-off of other receivable	1,032	-
Changes in assets and liabilities:
Accounts receivable	(1,495)	2,782
Prepaid expenses and other current assets	33,113	30,435
Advanced royalties	-	5,000
Accounts payable	104,399	3,587
Accrued expenses	112,476	(1,456)
Deferred revenues	(86)	(973)
Net cash provided by (used in) operating activities	331,212	(124,685)

Cash flows from investing activities:
Purchase of fixed assets	(4,996)	-
Net cash used in investing activities	(4,996)	-

Cash flows from financing activities:
Payments on capital leases	(2,267)	(3,097)
Payments on note payable	(15,300)	(21,188)
Proceeds from the exercise of common stock warrants	-	180,000
Payments on amounts due to related parties	(55,543)	-
Net cash (used in) provided by financing activities	(73,110)	155,715
Effect of exchange rate changes on cash and cash equivalents	17,541	-

Net change in cash and cash equivalents	270,647	31,030

Cash and cash equivalents, beginning of period	339,562	123,913

Cash and cash equivalents, end of period	$610,209	$154,943

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,494	$806
Interest	$3,617	$450

See accompanying notes to condensed consolidated financial statements

PAID, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017

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

SpiritRun is a product of BeerRun and is designed specifically for distilleries. This product was recently enhanced, and we feel that with additional marketing and visibility in the distillery industry, SpiritRun has the right core resources to be a valuable tool in distilleries around the United States.

ShipTime Inc. has developed a SaaS based application, which focuses on the small and medium business segments. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via ecommerce. We actively sell directly to small and medium businesses and through long standing partnerships with selected associations throughout Canada.

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

On November 9, 2016, the board of directors agreed to effectuate a reverse split immediately followed by a forward split. The process was completed with FINRA on January 23, 2017. As a result of the split, every ten shares of common stock outstanding prior to the reverse split were consolidated into one share, reducing the number of common shares outstanding on the effective date from 10,989,608 to 1,098,960. All share and per share information in this Form 10-Q has been retroactively adjusted to reflect the reverse stock split.

Going Concern and Management's Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. For the six months ended June 30, 2017, the Company reported a net loss of $356,583. The Company has an accumulated deficit of $55,763,408 and has a working capital deficit of $(1,319,142) as of June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management feels that the addition of ShipTime’s services will return a valuable impact on the Company’s growth in the near future. The positive cash flow from operations in both the first and second quarter is a significant indicator of our successful transition to the new shipping services. In addition to the existing services provided, ShipTime will launch products that are complementary to the current offering of AuctionInc, BeerRun and SpiritRun. Combined, the Company believes that all segments of the operations will benefit from ShipTime.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2017 and will have a positive impact on the Company for 2017 and future years.

Principles of Consolidation

The consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

  The currencies of ShipTime, the Company’s international subsidiary, are in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at June 30, 2017. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss).

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the six months ended June 30, 2017 and 2016. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenue principally from fees for coordinating shipping services, sales of shipping calculator subscriptions, brewery management software subscriptions, and client services.

The Company recognizes revenues in accordance with the FASB ASC Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

ShipTime recognizes revenues primarily from fees for shipping coordination services. Customers use an online tool to calculate shipping and generate a shipping label. The majority of the transactions are paid via credit card when the label is generated. Revenues are recognized when the customer completes the online transaction.

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

For the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016, there were approximately 60,000 and 29,000 and 61,000 and 28,000, respectively, dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the periods then ended.

The Company computes its loss applicable to common stockholders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, from its reported net loss and reports the same on the face of the condensed consolidated statement of operations.

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At June 30, 2017, the Company operated in the following four reportable segments:

a.
Client services
b.
Shipping calculator services
c.
Brewery management software
d.
Shipping coordination and label generation services

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision makers are the Chief Executive Officer and Chief Financial Officer.

The following table compares total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Client services $	3,144	$4,659	$16,553	$10,662
Shipping calculator services	49,727	44,262	106,033	89,721
Brewery management software	78,974	81,063	156,815	163,380
Shipping coordination and label generation services	1,794,465	-	3,236,591	-
Total revenues	$1,926,310	$129,984	$3,515,992	$263,763

The following table compares total loss from operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Client services $	2,444	$4,005	$12,601	$8,567
Shipping calculator services	(243,143)	(179,590)	(499,750)	(331,974)
Brewery management software	287	5,191	12,566	13,633
Shipping coordination and label generation services	93,661	-	128,614	-
Total loss from operations	$(146,751)	$(170,394)	$(345,969)	$(309,774)

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The guidance in this update is effective for fiscal years beginning after December 15, 2017, and interim periods within those years

In January 2017, the FASB also issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The amendments in this Update remove the second step of the current goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for impairment tests in fiscal years beginning after December 15, 2019.

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:
	June 30, 2017 (unaudited)	December 31, 2016 (audited)
Payroll and related costs	$1,538	$3,136
Royalties	51,838	51,838
Stock price guarantee	880,110	867,403
Other	173,210	55,514
Total	$1,106,696	$977,891

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

At June 30, 2017 and December 31, 2016, intangible assets consisted of the following:

	June 30, 2017	December 31, 2016
Patents	$16,000	$16,000
Software	83,750	83,750
Trade Name	797,000	797,000
Technology	509,000	509,000
Client list / relationship	4,687,750	4,687,750
Accumulated amortization	(542,867)	(136,729)
	$5,550,633	$5,956,771

Amortization expense of intangible assets for all subsidiaries for the six months ended June 30, 2017, and 2016 was $406,138 and $50,054, respectively.

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

Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including ShipTime) for the three and six month periods ended June 30, 2016 as though the companies had been combined as of the beginning of the periods presented.

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
	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Total revenues	$1,546,628	$2,971,562
Net loss	$(347,106)	$(520,772)

Note 4. Commitments and Contingencies

Note Payable

In October 2016, the Company entered into a $30,000 note payable with a financial institution. The term of the note is for a period of one year and is payable in 10 monthly installments of $2,632 at an interest rate of 3%. The balance due on the note payable as of June 30, 2017 was $2,550.

Due to Related Parties

During the growth and development of ShipTime, two notes were issued. One note issued was issued at an 8% interest rate and is due to mature in December 2017. A second note was issued in 2014 with a 6% interest rate and was due to mature in June 2014. In June 2017, the Company agreed to make monthly payments of $5,000 CAD for seven months followed by monthly payments of $15,000 CAD with one final payment in May 2018.

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $60.00 per share as adjusted for the reverse stock split.  If the shares are not at the required $60.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  As of June 30, 2017 and December 31, 2016, the stock price guarantee was $880,110 and $867,403, respectively, as the Company’s stock price was below $60.00 per share at June 30, 2017 and December 31, 2016, although some or all of the stock may already be sold and no longer subject to a guaranty and any required payment would be disputed by the Company. For the six months ended June 30, 2017 and 2016, the Company recorded an unrealized (loss)/gain on stock price guarantee of ($12,707) and $41,353, respectively.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of June 30, 2017, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

Note 5. Shareholders’ Equity

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

Share-based Incentive Plans

During the period ended June 30, 2017, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. There were no stock options granted, exercised, canceled or expired during the six months ended June 30, 2017.

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

Overview

ShipTime Inc. has developed a SaaS based application, which focuses on the small and medium business segments. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via ecommerce. We actively sell directly to small and medium businesses and through long standing partnerships with selected associations throughout Canada.  Our focus in 2017 will be to significantly grow this portion of our business.

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

Paid products are in development and include PaidCart, PaidApp and, PaidWeb. These additional offerings will provide a full e-Commerce solution for small businesses.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements for the years ended December 31, 2016 and 2015 included in our Form 10-K filed on March 31, 2017, as updated and amended in Note 1 of the Notes to Condensed Consolidated Financial Statements included herein. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016.

The following discussion compares the Company's results of operations for the three months ended June 30, 2017 with those for the three months ended June 30, 2016. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended June 30,
	2017	2016	% Change
Client services	$3,144	$4,659	(33)%
Brewery management software	78,974	81,063	(3)%
Shipping coordination and label generation services	1,794,465	-	100%
Shipping calculator services	49,727	44,262	12%
Total revenues	$1,926,310	$129,984	1,382%

Revenues increased 1,382% in the second quarter primarily from the acquisition of the new segment of our business that provides shipping services.

Client service revenues decreased $1,515 or 33% to $3,144 in the second quarter of 2017 compared to $4,659 in 2016. This decrease is a result of the depletion of our movie poster inventory and the reduced number of auction sales in the second quarter.

Brewery management software revenues decreased $2,089 to $78,974 in 2017 from $81,063 in 2016. The decrease in revenues is due to several small clients that were not able to successfully launch their brewing operations therefore deactivating our brewery management software.

Shipping calculator services revenue increased $5,465 or 12% to $49,727 in the second quarter of 2017 compared to $44,262 in 2016.  The increase was largely due to a significant increase in volume and an adjusted price plan for one of the largest clients.

Shipping coordination and label generation service revenues are a new addition to our revenue sources in 2017 and resulted in an increase of revenue of $1,794,465.

Gross Profit

Gross profit increased $407,410 or 327% in the second quarter of 2017 to $532,013 compared to $124,603 in 2016. Gross margin decreased 68 percentage points to 28% from 96% in the second quarter of 2016. The decrease in gross margin was due to the cost associated with shipping coordination and label generation services that the Company now offers.

Operating Expenses

Total operating expenses in the second quarter 2017 were $678,764 compared to $294,997 in the second quarter 2016, an increase of $383,767 or 130%. The increase is primarily due to the depreciation and amortization of $212,751 in the second quarter of 2017 compared to $32,255 for the same period in 2016. Personnel, development, and advertising and facility expenses associated with the operations of ShipTime Canada also contributed to the increase.

Other Income/Expense, net

Net other income (expense) in the second quarter of 2017 was ($5,415) compared to $(29,377) in the same period of 2016, a change of $23,962. This is primarily attributable to the unrealized loss on stock price guarantee of $4,368 in the second quarter of 2017 compared to a loss of $33,672 in the same period of 2016.

Net Loss

The Company realized a net loss in the second quarter of 2017 of ($153,210) compared to a net loss of ($199,771) for the same period in 2016. The net loss available to common stockholders for the second quarter of 2017 and 2016 represent ($0.10) and ($0.18) per share, respectively.

Comparison of the six months ended June 30, 2017 and 2016.

The following discussion compares the Company's results of operations for the six months ended June 30, 2017 with those for the six months ended June 30, 2016. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.
	Six months Ended June 30,
	2017	2016	% Change
Client services	$16,553	$10,662	55%
Brewery management software	156,815	163,380	(4)%
Shipping coordination and label generation services	3,236,591		100%
Shipping calculator services	106,033	89,721	18%
Total revenues	$3,515,992	$263,763	1,233%

Revenues increased 1,233% in the first and second quarter primarily from the acquisition of the new segment of our business that provides shipping services.

Client service revenues increased $5,891 or 55% to $16,553 in the first and second quarter of 2017 compared to $10,662 in 2016. This increase is a result of the large number of movie poster auctions held year to date in 2017.

Brewery management software revenues decreased $6,565 to $156,815 in 2017 from $163,380 in 2016. The decrease in revenues is due to the loss of a small amount of larger clients offset against new clients that are signing up on our lower tiered service plan.

Shipping calculator services revenue increased $16,312 or 18% to $106,033 in the first and second quarter of 2017 compared to $89,721 in 2016.  The increase was largely due to a significant increase in volume and an adjusted price plan for one of the largest clients.

Shipping coordination and label generation service revenues are a new addition to our revenue sources in 2017 resulting in an increase of revenue of $3,236,591.

Gross Profit

Gross profit increased $770,980 or 306% in the first and second quarter of 2017 to $1,022,535 compared to $251,555 in 2016. Gross margin decreased 66 percentage points to 29% from 95% in the first and second quarter of 2016. The decrease in gross margin was due to the cost associated with the new segment of shipping services that the Company now offers.

Operating Expenses

Total operating expenses in the first and second quarter 2017 were $1,368,504 compared to $561,329 in the first and second quarter of 2016, an increase of $807,175 or 144%. The increase is primarily due to the depreciation and amortization of $425,649 in the second quarter of 2017 compared to $64,511 for the same period in 2016. Additional expenses associated with ShipTime Canada related to personnel, development, and advertising and facility operations also contributed to the increase.

Other Income/Expense, net

Net other income (expense) in the first and second quarter of 2017 was ($9,120) compared to $98,891 in the same period of 2016, a change of $108,011. This is attributable to the one-time gain on the settlement of the litigation with eBay. The Company also incurred an unrealized loss on stock price guarantee of ($12,707) in the first and second quarter of 2017 compared to a gain of $41,353 in the same period of 2016.

Net Loss

The Company realized a net loss in the second quarter of 2017 of ($356,583) compared to a net loss of ($211,690) for the same period in 2016. The net loss available to common stockholders for the six months ended June 30, 2017 and 2016 represent ($0.22) and ($0.20) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents used in operating activities for the six months ended June 30, 2017 and 2016 is as follows:

	2017	2016
Net loss	$(356,583)	$(211,690)
Depreciation and amortization	425,649	51,453
Share-based compensation	-	37,530
Unrealized loss (gain) on stock price guarantee	12,707	(41,353)
Write-off of other receivable	1,032	-
Changes in current assets and liabilities	248,407	39,375
Net cash provided by (used in) operating activities	$331,212	$(124,685)

Working Capital and Liquidity

The Company had cash and cash equivalents of $610,209 at June 30, 2017, compared to $339,562 at December 31, 2016. The Company had a negative working capital of $(1,319,142) at June 30, 2017, an improvement of $49,844 compared to $(1,368,626) at December 31, 2016. The decrease in working deficit is attributable to the improved revenues and expense management associated with ShipTime Canada. The increase to the cash and cash equivalents is due to an increase in revenues associated with the new segment of our operations.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, as its principal financial officers have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer, and Chief Financial Officer both have concluded that, as of June 30, 2017, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified six material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of June 30, 2017, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2016.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the six months ended June 30, 2017.

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

PAID, INC.

	By:	/s/ Allan Pratt
Allan Pratt, Chief Executive Officer
	By:	/s/ W. Austin Lewis, IV
Date: August 14, 2017		W. Austin Lewis, IV, Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)