Form 10-Q
period 2017-09-30
PAID INC
filed 2017-11-14
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ☐     No ☒

As of November 14, 2017, the issuer had outstanding 1,641,424 shares of its Common Stock.

PAID, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAID, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (Unaudited)	December 31, 2016 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$626,160	$339,562
Accounts receivable, net	37,773	39,314
Other receivables	-	1,026
Funds held in trust	165,115	169,082
Prepaid expenses and other current assets	19,804	57,383
Total current assets	848,852	606,367

Property and equipment, net	86,676	92,552
Intangible assets, net	5,736,696	5,956,771
Goodwill	10,730,706	9,989,685
Total assets	$17,402,930	$16,645,375

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$697,191	$563,860
Notes payable	80,338	17,850
Due to related parties	65,445	169,697
Capital leases - current portion	8,282	7,655
Accrued expenses	1,099,040	977,891
Deferred revenues	241,815	238,040
Total current liabilities	2,192,111	1,974,993
Long term liabilities:
Capital leases - net of current portion	24,767	28,933
Deferred tax liability	1,353,861	1,260,369
Total liabilities	3,570,739	3,264,295
Commitments and contingencies
Shareholders' equity:
Preferred Stock, $0.001 par value, 20,000,000 shares authorized 3,772,562 and 3,825,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively; liquidation value of $11,430,863 and $11,581,000 as of September 30, 2017 and December 31, 2016, respectively	3,773	3,825
Common stock, $0.001 par value, 25,000,000 shares authorized; 1,648,960 shares issued 1,641,424 shares outstanding at September 30, 2017 and 1,648,960 shares issues and outstanding at December 31, 2016	1,649	1,649
Additional paid-in capital	68,730,129	68,782,432
Accumulated other comprehensive loss	1,022,771	-
Accumulated deficit	(55,911,801)	(55,406,826)
Common stock in treasury, at cost; 7,536 and 0 shares at September 30, 2017 and December 31, 2016, respectively	(14,330)	-
Total shareholders' equity	13,832,191	13,381,080

Total liabilities and shareholders' equity	$17,402,930	$16,645,375

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues, net	$1,949,815	$127,246	$5,465,807	$391,009
Cost of revenues	1,397,048	6,023	3,890,505	18,231
Gross profit	552,767	121,223	1,575,302	372,778

Operating expenses	779,158	217,845	2,147,662	779,174
Loss from operations	(226,391)	(96,622)	(572,360)	(406,396)

Other income (expense):
Interest expense	(8,554)	(229)	(12,171)	(679)
Other income, net	555	4,345	7,759	62,333
Unrealized gain (loss) on stock price guarantee	(3,329)	(12,812)	(16,036)	28,541
Total other income (expense), net	(11,328)	(8,696)	(20,448)	90,195

Loss before provision for income taxes	(237,719)	(105,318)	(592,808)	(316,201)
Provision for income taxes	-	-	1,494	807
Net loss	(237,719)	(105,318)	(594,302)	(317,008)
Preferred share redemption discount	89,327	-	89,327	-
Preferred dividends	(5,989)	-	(18,898)	-

Net loss available to common stockholders	$(154,381)	$(105,318)	$(523,873)	$(317,008)

Net loss per share – basic and diluted	$(0.09)	$(0.10)	$(0.32)	$(0.30)
Weighted average number of common shares outstanding - basic and diluted	1,644,045	1,098,960	1,647,304	1,055,270

Condensed consolidated statements of comprehensive loss
Net loss	$(237,719)	$(105,318)	$(594,302)	$(317,008)
Other comprehensive income (loss):
Foreign currency translation adjustments	535,599	-	1,022,771	-
Comprehensive income (loss)	$297,880	$(105,318)	$428,469	$(317,008)

        See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(594,302)	$(317,008)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	638,926	77,179
Gain on sale of property and equipment	-	(2,179)
Share-based compensation	118,572	41,814
Unrealized loss (gain) on stock price guarantee	16,036	(28,541)
Write-off of other receivables	1,026	-
Changes in assets and liabilities:
Accounts receivable	2,360	3,846
Prepaid expenses and other current assets	54,055	43,202
Advanced royalties	-	5,000
Accounts payable	91,596	19,316
Accrued expenses	98,888	(668)
Deferred revenues	(12,564)	259
Net cash provided by (used in) operating activities	414,593	(157,780)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	-	2,179
Purchase of property and equipment	(17,977)	-
Net cash (used in) provided by investing activities	(17,977)	2,179

Cash flows from financing activities:
Payments on capital leases	(4,161)	(3,097)
Payments on notes payable	(32,711)	(24,202)
Proceeds from the exercise of common stock warrants	-	180,000
Payments on amounts due to related parties	(111,208)	-
Net cash (used in) provided by financing activities	(148,080)	152,701
Effect of exchange rate changes on cash and cash equivalents	38,062	-

Net change in cash and cash equivalents	248,536	(2,900)

Cash and cash equivalents, beginning of period	339,562	123,913

Cash and cash equivalents, end of period	$626,160	$121,013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,494	$807
Interest	$3,617	$679
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS		$-
Repurchase of preferred and common stock with note payable	$95,931	$-

See accompanying notes to condensed consolidated financial statements

PAID, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017

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

On November 9, 2016, the Company’s board of directors agreed to effectuate a reverse split immediately followed by a forward split. The process was completed with FINRA on January 23, 2017. As a result of the split, every ten shares of common stock outstanding prior to the reverse split were consolidated into one share, reducing the number of common shares outstanding on the effective date from 10,989,608 to 1,098,960. All share and per share information in this Form 10-Q has been retroactively adjusted to reflect the reverse stock split.

Going Concern and Management's Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. For the nine months ended September 30, 2017, the Company reported a net loss of $594,302. The Company has an accumulated deficit of $55,911,801 and has a working capital deficit of $(1,343,259) as of September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management feels that the addition of ShipTime’s services will return a valuable impact on the Company’s growth in the near future. The positive cash flow from operations is a significant indicator of our successful transition to the new shipping services. In addition to the existing services provided, ShipTime will launch products that are complementary to the current offering of AuctionInc, BeerRun and SpiritRun. Combined, the Company believes that all segments of the operations will benefit from ShipTime.

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

Foreign Currency

  The currencies of ShipTime, the Company’s international subsidiary, are in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at September 30, 2017. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss).

During the quarter ended September 30, 2017, management of the Company determined that the intangible assets, goodwill and deferred tax liability generated from the ShipTime acquisition were not properly translated into U.S. dollars as of March 31, 2017 and June 30, 2017. As the translation error did not have an impact on the condensed consolidated statements of operations, including no impact on revenues, net loss, net loss available to common stockholders or net loss per share, management of the Company concluded that it was not considered material to the condensed consolidated financial statements as of and for the periods ended March 31, 2017 and June 30, 2017. The net impact would have been an increase in total assets, total liabilities and shareholders’ equity of $127,042, $10,270, and $116,772, respectively, as of March 31, 2017 and $540,351, $44,184, and $496,167, respectively, as of June 30, 2017. In addition, the net impact on the foreign currency translation adjustment for the three months ended March 31, 2017 was $116,772 and the six months ended June 30, 2017 was $496,167. The condensed consolidated statements of comprehensive income (loss) will be recast to effect the above changes in future filings.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the nine months ended September 30, 2017 and 2016. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

For the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016, there were approximately 61,000 and 32,000 and 67,000 and 34,000, respectively, dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the periods then ended.

The Company computes its loss applicable to common stockholders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, and any deemed dividends or discounts on redeemed preferred stock from its reported net loss and reports the same on the face of the condensed consolidated statements of operations.

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At September 30, 2017, the Company operated in the following four reportable segments:

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

The following table compares total revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Client services$	3,639	$2,275	$20,192	$12,937
Shipping calculator services	46,990	46,141	153,023	135,862
Brewery management software	78,211	78,830	235,026	242,210
Shipping coordination and label generation services	1,820,975	-	5,057,566	-
Total revenues	$1,949,815	$127,246	$5,465,807	$391,009

The following table compares total loss from operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Client services$	2,898	$3,404	$15,499	$11,971
Shipping calculator services	(356,028)	(110,655)	(855,778)	(442,629)
Brewery management software	14,462	10,629	27,028	24,262
Shipping coordination and label generation services	112,227	-	240,891	-
Total loss from operations	$(226,391)	$(96,622)	$(572,360)	$(406,396)

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this updated guidance clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The guidance in this update is effective for fiscal years beginning after December 15, 2017, and interim periods within those years.

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

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:
	September 30, 2017 (unaudited)	December 31, 2016 (audited)
Payroll and related costs	$1,538	$3,136
Royalties	51,838	51,838
Stock price guarantee	883,439	867,403
Other	162,225	55,514
Total	$1,099,040	$977,891

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

At September 30, 2017 and December 31, 2016, intangible assets consisted of the following:

	September 30, 2017	December 31, 2016
Patents	$16,000	$16,000
Software	83,750	83,750
Trade Name	797,000	797,000
Technology	509,000	509,000
Client list / relationship	4,687,750	4,687,750
Accumulated amortization	(745,936)	(136,729)
	5,347,564	5,956,771
Effect of exchange rate changes	389,132	-
	$5,736,696	$5,956,771

Amortization expense of intangible assets for all subsidiaries for the nine months ended September 30, 2017, and 2016 was $609,206 and $75,081, respectively.

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

For the nine months ended September 30, 2017, goodwill activity was as follows:

For the Nine Months Ended September 30,
2017
Beginning Balance	$9,989,685
Effect of exchange rate changes	741,021
Ending Balance	$10,730,706

Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including ShipTime) for the three and nine month periods ended September 30, 2016 as though the companies had been combined as of the beginning of the periods presented.

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
	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Total revenues	$1,609,400	$4,580,962
Net loss	$(247,239)	$(768,011)

Note 4. Commitments and Contingencies

Notes Payable

In October 2016, the Company entered into a $30,000 note payable with a financial institution. The term of the note is for a period of one year and is payable in 10 monthly installments of $2,632 at an interest rate of 3%. The note was paid in full as of September 30, 2017.

In August 2017 the Company entered into a $120,000 CAD ($95,931 USD) note payable with a shareholder to repurchase common and preferred shares (see Note 5). The term of the note is for a period of one year and is payable in 12 monthly installments of $10,327.97 CAD at an interest rate of 3%. The balance due on the note payable as of September 30, 2017 was $100,495 CAD ($80,338 USD).

Due to Related Parties

Prior to the Company’s acquisition of ShipTime, two notes were issued. One note was issued at an 8% interest rate and was due to mature in December 2017. During the quarter ended September 30, 2017, the Company repaid the note in full. A second note was issued in 2014 with a 6% interest rate and was due to mature in June 2014. In June 2017, the Company agreed make monthly payments of $5,000 CAD for seven months followed by monthly payments of $15,000 CAD with one final payment in May 2018. As of September 30, 2017, the note balance is $65,445.

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $60.00 per share as adjusted for the reverse stock split.  If the shares are not at the required $60.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  As of September 30, 2017 and December 31, 2016, the stock price guarantee was $883,439 and $867,403, respectively, as the Company’s stock price was below $60.00 per share at September 30, 2017 and December 31, 2016, although some or all of the stock may already be sold and no longer subject to a guaranty and any required payment would be disputed by the Company. For the nine months ended September 30, 2017 and 2016, the Company recorded an unrealized (loss)/gain on stock price guarantee of ($16,036) and $28,541, respectively.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2017, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock holders have no voting rights and have an aggregate liquidation value of approximately $11,430,863 and $11,581,000 as of September 30, 2017 and December 31, 2017. The Series A Preferred Stock also carries a coupon payment obligation of 1.5% per year calculated by taking the 30-day average closing price for an equal number of shares of common stock for the month immediately preceding the coupon payment date, which is made annually. Payout of the coupon may be made out of existing cash or in shares of Series A Preferred stock of the Company. The Series A Preferred Stock have no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued.

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

The Company has authorized and reserved for future issuance 550,000 shares of common stock and 3,825,000 shares of preferred stock with respect to the exchangeable shares issued as a result of the merger.

Share Repurchase

In August 2017, the Company entered into an agreement to repurchase 157 exchangeable shares of ShipTime Canada common stock. Based on the amalgamation agreement, each exchangeable share exchanges into 334 preferred shares and 48 common shares, totaling 52,438 preferred shares and 7,536 common shares. The shares were repurchased through a note payable of $120,000 CAD ($95,931 USD) (see Note 4). The discount on the repurchase of the preferred stock was $1.12 and is recorded in Company’s accumulated deficit and was added to the net loss available to common stockholders in accordance with ASC 260-10-S99-2. The repurchase of the common shares was recorded at its cost of $1.90.

Share-based Incentive Plans

During the period ended September 30, 2017, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The Company issued 37,500 stock options to board members during the three months ended September 30, 2017. The options vested immediately and expire if not exercised within ten years, the exercise price is $3.30 per share. As a result of the issuance, the Company recorded a share-based compensation expense of $118,572.

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

The Company has developed AuctionInc, which is a suite of online shipping and tax management tools assisting businesses with e-commerce storefronts, shipping solutions, tax calculation, inventory management, and auction processing. The product does have tools to assist with other aspects of the fulfillment process, but the main purpose of the product is to provide accurate shipping and tax calculations and packaging algorithms that provide customers with the best possible shipping and tax solutions. In 2017, new shipping calculator technology will be released to upgrade the clients using the AuctionInc platform.

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

Paid products are in development and include PaidCart, PaidApp and PaidWeb. These additional offerings will provide a full e-Commerce solution for small businesses.

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

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016.

The following discussion compares the Company's results of operations for the three months ended September 30, 2017 with those for the three months ended September 30, 2016. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.
	Three months Ended September 30,
	2017	2016	% Change
Client services	3,639	$2,275	60%
Brewery management software	78,211	78,830	(1)%
Shipping coordination and label generation services	1,820,975		100%
Shipping calculator services	46,990	46,141	2
Total revenues	1,949,815	$127,246	1,432%

Revenues increased 1,432% in the third quarter primarily from the acquisition of the new segment of our business that provides shipping services.

Client service revenues increased $1,364 or 60% to $3,639 in the third quarter of 2017 compared to $2,275 in 2016. This growth is a result of the rise in movie poster auctions resulting in an increase in our movie poster sales in the third quarter.

Brewery management software revenues decreased $619 to $78,211 in 2017 from $78,830 in 2016. The decrease in revenues is due to a reduced number of new clients due to the seasonal slowdown where breweries customarily decrease activity during the summer months.

Shipping calculator services revenue increased $849 or 2% to $46,990 in the third quarter of 2017 compared to $46,141 in 2016.  The increase was primarily due to a spike in usage of our largest client.

Shipping coordination and label generation service revenues are a new addition to our revenue sources in 2017 and resulted in an increase of revenue of $1,820,975.

Gross Profit

Gross profit increased $431,544 or 356% in the third quarter of 2017 to $552,767 compared to $121,223 in 2016. Gross margin decreased 67 percentage points to 28% from 95% in the third quarter of 2016. The decrease in gross margin was due to the cost associated with shipping coordination and label generation services that the Company now offers.

Operating Expenses

Total operating expenses in the third quarter 2017 were $779,158 compared to $217,845 in the third quarter 2016, an increase of $561,313 or 258%. The increase is due to the depreciation and amortization of $213,276 in the third quarter of 2017 compared to $25,728 for the same period in 2016 in addition to the option compensation of $118,572 in 2017 compared to $4,281 in 2016. Personnel, development, and advertising and facility expenses associated with the operations of ShipTime Canada also contributed to the increase.

Other Income/Expense, net

Net other income (expense) in the third quarter of 2017 was ($11,328) compared to ($8,696) in the same period of 2016, a change of $2,632. This is primarily attributable to the unrealized loss on stock price guarantee of $3,329 in the third quarter of 2017 compared to a loss of $12,812 in the same period of 2016.

Net Loss

The Company realized a net loss in the third quarter of 2017 of ($237,719) compared to a net loss of ($105,318) for the same period in 2016. The net loss available to common stockholders for the third quarter of 2017 and 2016 represent ($0.09) and ($0.10) per share, respectively.

Comparison of the nine months ended September 30, 2017 and 2016.

The following discussion compares the Company's results of operations for the nine months ended September 30, 2017 with those for the nine months ended September 30, 2016. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.
	Nine months Ended September 30,
	2017	2016	% Change
Client services	$20,192	$12,937	56%
Brewery management software	235,026	242,210	(6)%
Shipping coordination and label generation services	5,057,566	-	100%
Shipping calculator services	153,023	135,862	13%
Total revenues	$5,465,807	$391,009	1,298%

Revenues increased 1,298% primarily from the acquisition of the new segment of our business that provides shipping services.

Client service revenues increased $7,255 or 56% to $20,192 in 2017 compared to $12,937 in 2016. This increase is a result of the large number of movie poster auctions held year to date in 2017.

Brewery management software revenues decreased $7,184 to $235,026 in 2017 from $242,210 in 2016. The decrease in revenues is due to the loss of several larger clients offset against new clients that are signing up on our lower tiered service plan.

Shipping calculator services revenue increased $17,161 or 13% to $153,023 in 2017 compared to $135,862 in 2016.  The increase was largely due to a significant increase in volume and an adjusted price plan for one of the largest clients.

Shipping coordination and label generation service revenues are a new addition to our revenue sources in 2017 resulting in an increase of revenue of $5,057,566.

Gross Profit

Gross profit increased $1,202,524 or 323% in 2017 to $1,575,302 compared to $372,778 in 2016. Gross margin decreased 66 percentage points to 29% from 95% in 2016. The decrease in gross margin was due to the cost associated with the new segment of shipping services that the Company now offers.

Operating Expenses

Total operating expenses in 2017 were $2,147,662 compared to $779,174 in 2016, an increase of $1,368,488 or 176%. The increase is primarily due to the depreciation and amortization of $638,926 in 2017 compared to $77,179 for the same period in 2016. Additional expenses associated with ShipTime Canada related to personnel, development, and advertising and facility operations also contributed to the increase.

Other Income/Expense, net

Net other income (expense) in 2017 was ($20,448) compared to $90,195 in the same period of 2016, a change of $110,643. This is attributable to the one-time gain on the settlement of the litigation with eBay. The Company also incurred an unrealized loss on stock price guarantee of ($16,036) in 2017 compared to a gain of $28,541 in the same period of 2016.

Net Loss

The Company realized a net loss in the third quarter of 2017 of ($594,302) compared to a net loss of ($317,008) for the same period in 2016. The net loss available to common stockholders for the nine months ended September 30, 2017 and 2016 represent ($0.32) and ($0.30) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents used in operating activities for the nine months ended September 30, 2017 and 2016 is as follows:

	2017	2016
Net loss	$(594,302)	$(317,008)
Depreciation and amortization	638,926	77,179
Gain on sale of property and equipment	-	(2,179)
Share-based compensation	118,572	41,814
Unrealized loss (gain) on stock price guarantee	16,036	(28,541)
Write-off of other receivable	1,026	-
Changes in current assets and liabilities	234,335	70,955
Net cash provided by (used in) operating activities	$414,593	$(157,780)

Working Capital and Liquidity

The Company had cash and cash equivalents of $626,160 at September 30, 2017, compared to $339,562 at December 31, 2016. The Company had a negative working capital of ($1,343,259) at September 30, 2017, an improvement of $25,367 compared to ($1,368,626) at December 31, 2016. The decrease in working deficit is attributable to the improved revenues and expense management associated with ShipTime Canada. The increase to the cash and cash equivalents is due to an increase in revenues associated with the new segment of our operations.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, as its principal financial officers have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer, and Chief Financial Officer both have concluded that, as of September 30, 2017, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified nine material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of September 30, 2017, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.    RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2016.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the nine months ended September 30, 2017.

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

PAID, INC.

	By:	/s/ Allan Pratt
Allan Pratt, Chief Executive Officer
	By:	/s/ W. Austin Lewis IV
Date: November 14, 2017		W. Austin Lewis, IV, Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

101.INS XBRL	Instance Document (filed herewith)
101.SCH XBRL	Taxonomy Extension Schema (filed herewith)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF XBRL	Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB XBRL	Taxonomy Extension Label Linkbase (filed herewith)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase (filed herewith)