Form 10-K
period 2017-12-31
PAID INC
filed 2018-03-30
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017 or

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

Large accelerated filer	☐	Accelerated Filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Over-the-Counter Bulletin Board on June 30, 2017 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $ 3,895,430

As of March 30, 2018, the registrant had 1,629,217 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index

PAID, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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

For example, the Company's ability to maintain a positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company's inability to successfully implement the Company's business and revenue model, higher costs than anticipated, the Company's inability to sell its products and services to a sufficient number of customers, the introduction of competing products by others, the Company's inability to complete development of its core products, the failure of the Company's operating systems, and the Company's inability to increase its revenues as rapidly as anticipated. If the Company is not profitable in the future, it will not be able to continue its business operations.

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

Item 1. Business

Overview

PAID, Inc. (the “Company” or “PAID”) was incorporated in Delaware on August 9, 1995. The Company has multiple web addresses, www.paid-corp.com, which offers updated information on various aspects of our operations and www.shiptime.com which showcases our online label generation software. Information contained in the Company's website shall not be deemed to be a part of this Annual Report. The Company's principal executive offices are located at 200 Friberg Parkway, Westborough, Massachusetts 01581 with offices also located at 700 Dorval Drive Oakville Ontario, Canada. The Company's telephone number is (617) 861-6050.

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

AuctionInc Software. AuctionInc is a suite of online shipping and tax management tools assisting businesses with e-commerce storefronts, shipping solutions, tax calculation, inventory management, and auction processing. The application was designed to focus on real-time carrier calculated shipping rates and tax calculations. The product does have tools to assist with other aspects of the fulfillment process, but the main purpose of the product is to provide accurate shipping and tax calculations and packaging algorithms that provide customers with the best possible shipping and tax solutions.

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

Business Strategy

The Company’s focus in 2017 was to effectively execute the integration of Paid Inc. and ShipTime while ensuring that our mission; (“To provide a comprehensive e-commerce platform for global small to medium enterprises that deliver the infrastructure and the tools to allow our members to seamlessly market, ship and manage their businesses to thrive in an online world”) continued to move with the velocity needed for our members to compete in today’s on-line marketplace.

While the ShipTime portion of our business is now our key revenue driver; our strategy in 2017 was to continue to buildout the foundation of our e-commerce platform while driving our core business forward with double digit growth. By continuing to offer small to medium enterprises meaningful solutions and an integrated infrastructure platform we can enhance the value proposition to both our channel partners and our growing customer base allowing us to cost effectively break into new markets.

Our strategy for the shipping calculator clients includes upgrading the AuctionInc clients to our new “PaidCart” platform. We are increasing our product offerings to include plugins for several online shopping cart platforms. The process of augmenting our service offering to our BeerRun clients began in the 4th quarter of 2017 with a roll-out continuing throughout 2018. BeerRun continues to be a valuable component of the Company, we hope to maintain and grow our client base in the Craft Brewery industry.

The business strategy described above is intended to expand our markets, increase revenue per member while enhancing our opportunities in the online e-commerce market. There are always a variety of factors that may impact our plans and inhibit our success. See “Risk Factors” included in Item 1A. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Marketing and Sales

The Company continues to successfully nurture and grow the relationships with our channel partners and is moving forward with adding new relationships that are global in scope. While much of the growth and success in 2017 was the result of the cooperative efforts of ShipTime and our channel partners with new marketing initiatives, this strategy alone will not be enough to drive our new service offerings without enhancing our marketing strategy. A foundation was mapped out in 2017 to pursue new digital marketing efforts, a new marketing site and an in-house sales team to fast forward our growth. New leadership was added at the end of the year to support these marketing initiatives.

The Company will continue to market PAID, ShipTime and BeerRun throughout 2018 and beyond. Cross selling efforts will be enhanced and new features are being added to our Paid platform. Based on experience and feedback with existing partnerships that promote our product lines, the Company believes that creating additional partnerships beyond North America is an effective marketing tool to promote and encourage new registrations. Additional resources and marketing initiatives will be utilized to increase onboarding and converting our members to being active long-time users of the Company’s services in order to accelerate our growth.

Revenue Sources

In 2017, our revenues were primarily derived from our label generation services. This portion of our business is new due to the merger with ShipTime in 2016 and we expect that the revenues from these services will grow as we are continually expanding our onboarding processes and developing new carrier relationships. In addition to the label generation services we continue to focus on launching our new e-commerce platforms and releasing enhancements to our brewery management software. See “Risk Factors” included in Item 1A. We have no guarantees and can provide no assurances, that our plans will be successful.

Competition

Technology within the logistics industry is highly competitive and we have focused a variety of differentiators including on Heroic Customer Support™ to elevate our services beyond those of our competition. Our product offerings may also be available from other companies in our industry and we continue to emphasize value and quality customer support. The ShipTime trademark has been registered in both Canada and the United States. Our line of AuctionInc shipping calculator software is proprietary. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology. We believe that our products and other proprietary rights do not infringe on the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products or other works of ours

We also utilize free open-source technology in certain areas. Unlike proprietary software, open-source software has publicly available source code and can be copied, modified and distributed with minimal restrictions. We use open source software and technology as well to support the growing social and viral opportunities on the internet. By using 'best-of-breed' products and tools we can maximize our clients’ opportunities while minimizing our costs, which we are able to pass on to our customers.

As with any software product BeerRun is not excluded from the competitive market. There are three or four competitors in the industry all with a unique perspective. The launch of our new offering has helped us maintain a presence in the brewery management industry. Our sales and support team stays informed with the competition and we have the ability to modify our product as the industry changes.

Research and Development

Over the past years the Company has made significant progress developing new integrations with e-commerce shopping cart platforms. The Company now employs several developers who are focused on the growth of the PAID brand and ShipTime products and their technologies. Our technology roadmap has been projected for the 2018 calendar year and we have enhancements scheduled for all aspects of our businesses. Our strategy includes a product redesign, new websites, e-commerce shopping cart solutions, shipping calculator enhancements and many additional features and upgrades to our online shopping and shipping tools.

Employees

As of March 30, 2018, the Company currently has four part time and twelve full time equivalent employees. We have no collective bargaining agreements and consider the relationship with our employees to be good.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below before deciding to invest in shares of our common stock. If any of the following risks or uncertainties actually occurs, our business, prospects, financial condition and operating results would likely suffe~~r~~. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Relating to the Company

We have experienced operating losses.

Our business and prospects must be considered in light of the risks, expenses and difficulties that are inherent in our business. The risks include:

●
our ability to anticipate and adapt to a developing market;
●
our ability to market, license and enforce our shipping calculator and shopping cart;
●
development of equal or superior internet portals, shipping calculators and related services by competitors; and
●
our ability to maintain competitive pricing with our carriers

To address these risks, we must, among other things, successfully market our e-commerce shopping cart, our shipping label generation services and brewery management solutions, continue to develop new relationships with carriers, e-commerce service providers and craft brewers, maintain our customer base, attract significant numbers of new customers, respond to competitive developments, and continue to develop and upgrade our technologies. We cannot offer any assurances that we will be successful in addressing these risks.

We incurred substantial losses each year since 1999. There can be no assurance that we will be profitable in the future.

Our capital is limited and we may need additional financing to continue operations.

We require substantial working capital to fund our business. If we are unable to obtain additional financing in the amounts desired and on acceptable terms, or at all, or issue stock, we could be required to reduce significantly the scope of our expenditures, which would have a material adverse effect on our business potential and the market price of our common stock. By raising additional funds by issuing equity securities, our shareholders will be further diluted. Based on our cash position as of December 31, 2017 we may need additional capital to fund our anticipated operating expenses over the next 12 months. If we require additional funding, there can be no assurances that the financing will be obtained, or if obtained, that funding will be obtained on reasonably acceptable terms.

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

Our operating results are unpredictable.

You should not rely on the results for any period as an indication of future performance. Our operating results and rate of growth are unpredictable and are expected to fluctuate in the future due to a number of additional factors, many of which are outside our control. These factors beyond our control include:

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

As a strategic response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on our results of operations and financial condition. In 2017, our revenues were derived from our shipping coordination, shipping label generation services, shipping calculator services, and brewery management software solutions.

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

Growth places a significant strain on our management, operational and financial resources, and has placed significant demands on our management, which currently include two executive officers. In order to manage growth, we will be required to expand existing operations, particularly with respect to enhanced product offerings, customer service and development, to improve existing and implement new operational, financial systems, procedures and controls.

We have experienced some strain on our resources because of:

●
the need to manage relationships with various technology licensors, advertisers, other websites and services, internet service providers and other third parties; and
●
pressures for the continued development of our core of software products
●
the need for additional sales and marketing personnel

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

We are substantially dependent on the continued services of our key executive officers, Allan Pratt as Chief Executive Officer and W. Austin Lewis, IV, as Chief Financial Officer. Mr. Pratt brings valuable relationships with carriers and their affiliates in both Canada and the Unites States and, Mr. Lewis has specialized knowledge and skills with respect to our Company and our operations and relationships with our clients. As a result, if Mr. Lewis or Mr. Pratt were to leave our Company, we could face some difficulties in hiring qualified successors. We do not maintain any key person life insurance.

Our Company's success will depend on our ability to attract and retain qualified personnel.

We believe that our future success will depend upon our ability to identify, attract, hire, train, motivate and retain other highly skilled managerial, accounting, technical consulting, marketing and customer service personnel. We cannot offer assurances that we will be successful in attracting, assimilating or retaining the necessary personnel, and the failure to do so could have an adverse effect on our business.

Our success depends upon market awareness of our brand.

Development and awareness of our Company will depend largely on our success in increasing our customer base, specifically in the United States. To attract and retain customers and to promote and maintain our Company in response to competitive pressures, we may find it necessary to increase our marketing and advertising budgets and otherwise to increase substantially our financial commitment to creating and maintaining brand loyalty among consumers. We will need to continue to devote substantial financial and other resources to increase and maintain the awareness of our online brands among website users, advertisers, affiliate relationships, and e-commerce entities that we have advertising relationships with through:

●
web advertising, marketing, and social media;
●
traditional media advertising campaigns;
●
Canadian seller resources; and
●
trade show exhibits in the United States and Canada

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
●
we will have uninterrupted access to the internet
●
we or our suppliers' network will be able to timely achieve or maintain a sufficiently high capacity of data transmission, especially if the customer usage of the services increases.

Any disruption in the internet access to our websites and services or any systems failures could significantly reduce consumer demand for our services, diminish the level of traffic to our products, impair our reputation and reduce our e-commerce and advertising revenues.

We currently identify vulnerabilities with our communications hardware and computer hardware.

Our main servers are cloud based and are located within two separate third party hosting facilities. One is located in Michigan with a fail over facility located in Ohio and our ShipTime servers are located in Canada with daily operations conducted in Oakville, Ontario. Neither our Massachusetts facilities nor our Canadian facilities are protected from flood, power loss, telecommunication failure, break-in and similar events however the equipment located at these offices is not considered critical to our service offerings.

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

We may in the future receive notices from third parties claiming infringement by our software or other aspects of our business. Any future claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and require us to enter into licensing agreements, which could have a material adverse effect on our business, results of operations and financial condition. Licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the future, we may also need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, results of operations and financial condition.

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

The market price of the shares of our common stock has been, and is likely to be, highly volatile. During the year ended December 31, 2017 our stock price as quoted on the OTC Pink operated by the OTC Markets Group, Inc., on the OTCPINK has ranged from a high of $7.20 per share to a low of $2.11 per share. The variance in our share price makes it difficult to forecast with any certainty the stock price at which you may be able to buy or sell your shares of our common stock. The market price for our stock could be subject to wide fluctuations in response to factors that are out of our control such as:

●
actual or anticipated variations in our results of operations
●
announcements of new products, services or technological innovations by our competitors;
●
short selling our common stock and stock price manipulation
●
merger, split or issuance;
●
developments in internet regulation; and
●
general conditions and trends n the internet and e-commerce industries.

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

Reverse Stock Split

On November 9, 2016, the board of directors agreed to effectuate a reverse split immediately followed by a forward split. The process was completed with FINRA on January 23, 2017. As a result of the split every ten shares of common stock outstanding prior to the reverse split were consolidated into one share, reducing the number of common shares outstanding on the effective date from 10,989,608 to 1,098,960. Due to the rounding that occurred during the reverse split the Company’s shares outstanding were reduced by an additional 303 shares.

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

Our common stock is currently quoted on the OTCPINK, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There are a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the year ended December 31, 2017 the actual daily trading volume ranged from a low of 0 shares of common stock to a high of over 8,192 shares of common stock. Selling our shares can be more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares purchased should they desire to do so.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s offices are located at 200 Friberg Parkway, Westborough, Massachusetts and 700 Dorval Drive, Oakville, Ontario, pursuant to lease agreements which expire in June 2018 and June 2019, respectively.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, is presently quoted on the OTC Pink operated by the OTC Markets Group Inc., on the OTCPINK under the symbol "PAYD".

The following table sets forth the high and low bid information for our common stock as reported by OTCPINK for the eight quarters ended December 31, 2017 (retroactively to reflect the reverse stock split). The quotations from the OTCPINK reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

2016	High	Low
Quarter ended March 31, 2016	$9.00	$1.42
Quarter ended June 30, 2016	$6.10	$3.40
Quarter ended September 30, 2016	$4.00	$2.55
Quarter ended December 31, 2016	$5.20	$2.50
2017	High	Low
Quarter ended March 31, 2017	$7.20	$2.11
Quarter ended June 30, 2017	$5.10	$2.83
Quarter ended September 30, 2017	$3.81	$2.70
Quarter ended December 31, 2017	$3.58	$2.65

              As of March 28, 2018, there were approximately 882 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

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

               The holders of exchangeable shares have an “automatic exchange right” in the event of any bankruptcy or insolvency or in general, related proceedings, of ShipTime Canada Inc. or the Company.  The exchangeable shares would at such time be converted automatically into that number of shares of common stock and preferred stock of the Company at the agreed upon conversion ratio. Moreover, Callco will have an overriding call right to purchase some or all of the exchangeable shares. This mechanism will be triggered with the automatic exchange right and is necessary to comply with Canadian tax laws. The exercise of this call right does not alter the outcome of the exchangeable share transaction.

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

Equity Compensation Plan Information

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	16,000	$23.33	44,000
Equity Compensation Plans Not Approved by Security Holders	79,000	$2.08	1,000
Total	95,000	$5.66	45,000

See Note 11, Notes to Consolidated Financial Statements for the years ended December 31, 2017 and 2016 included in Part IV, Item 15, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

Repurchase of Equity Securities

During the year ended December 31, 2017 the Company purchased 14,535 shares of common stock which are held in treasury stock for future issuance.

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

For example, the Company's ability to maintain a positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company's inability to successfully implement the Company's business and revenue model, higher costs than anticipated, the Company's inability to sell its products and services to a sufficient number of customers, the introduction of competing products or services by others, the Company's failure to attract sufficient interest in, and traffic to, its sites, the Company's inability to complete development of its products, the failure of the Company's operating systems, and the Company's inability to increase its revenues as rapidly as anticipated. If the Company is not profitable in the future, it will not be able to continue its business operations.

Overview

ShipTime Inc. has developed a SaaS based application, which focuses on the small business to medium business segment. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small businesses and through long standing partnerships with selected associations throughout Canada.  Our focus in 2018 will be to significantly grow this portion of our business.

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

Revenue Recognition

The Company generates revenue principally from the sales related to the label generation services, shipping calculator services, brewery management software subscriptions, and client services.

The Company recognizes revenues in accordance with the FASB ASC Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

For label generation service revenues the Company recognizes revenue when a customer has successfully prepared a shipping label and scheduled a pickup. The service is offered to consumers via an online registration and allows users to create a shipping label using a credit card on their account. Customers that cancel shipments are refunded at the time of cancellation and revenue is adjusted in the month of the cancellation. ShipTime in partnership with the Canadian Federation of Independent Businesses offers a rebate to customers that ship with ShipTime. The rebate is held on their account for future use. Rebate revenue is recognized when the rebate is used. All clients must have a valid credit card on file to process shipments on the ShipTime platform.

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

Client services revenue includes movie poster auctions sales, affiliate agreements, licensing agreements and royalty payments. These revenues are recognized when the payment for these services is received.

Foreign Currency

  The currencies of ShipTime, the Company’s international subsidiary, are in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at December 31, 2017. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss).

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges for long lived assets were incurred during the years ended December 31, 2017 and 2016. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Results of Operations

Comparison of the years ended December 31, 2017 and 2016

The following discussion compares the Company's results of operations for the year ended December 31, 2017 with those for the year ended December 31, 2016. The Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Years ended December 31,
	2017	2016	% Change
Client services	$22,702	$18,556	22%
Shipping calculator services	205,748	184,976	11%
Brewery management software	309,049	320,215	(3)%
Shipping coordination and label generation services	7,034,498	-	100%
Total revenues	$7,571,997	$523,747	1,346%

Revenues increased 1,346% in 2017 primarily from the addition of shipping coordination and label generation services added to the core of our product offerings. This increase was a result of the merger with ShipTime on December 30, 2016.

Client services revenues increased $4,146 or 22% to $22,702 compared to $18,556 in 2016. The increase was attributable to success of our auction related items in 2017.

Shipping calculator service revenues increased $20,772 or 11% to $205,748 compared to $184,946 in 2016. The increase was attributed to increased volume and the related price increase in per call related overage fees for some of our larger clients.

Brewery management software revenues decreased $11,166 or 3% to $309,049 in 2017 compared to $320,215 in 2016. The decrease is attributable to the additional competition in the brewery management software industry.

Gross Profit

Gross profit increased $1,413,887 or 300% to $1,885,360 compared to $471,473 in 2016. Gross margin decreased 65 percentage points to 25% from 90% in 2017. The decrease in gross margin was mainly due to the costs associated with the new segment of label generation services that the Company now offers.

Operating Expenses

Total operating expenses in 2017 were $2,576,112 compared to $926,183 in 2016, an increase of $1,649,929 or 178%. The increase is mainly due to the additional expenses associated with ShipTime Canada related to personnel, development, marketing and facility operations.

Net Loss

The Company incurred a net loss in 2017 of $ 617,020 compared to a net loss of $347,581 for the same period in 2016. The losses for 2017 and 2016 represent $(0.28) and $(0.33) per common share, respectively.

Inflation

The Company believes that inflation has not had a material effect on its results of operations.

Comparison of the years ended December 31, 2016 and 2015

The following discussion compares the Company's results of operations for the year ended December 31, 2016 with those for the year ended December 31, 2015. The Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report contain detailed information that should be referred to in conjunction with the following discussion.

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

Gross Profit

Gross profit increased $238,057 or 102% to $471,473 compared to $233,416 in 2015. Gross margin increased 4 percentage points to 95% from 86% in 2016. The increase was mainly due to the focus on our shipping calculator line of products which provide a higher gross profit and the acquisition of BeerRun Software which also has an elevated gross profit margin. Our continued efforts to reduce costs are also reflected in the gross profit margins.

Operating Expenses

Total operating expenses in 2016 were $926,183 compared to $1,067,216 in 2015, a decrease of $141,033 or 13%. The decrease is largely due to the continued efforts to streamline operations and recognize opportunities to reduce public company expenses.

Net Loss

The Company incurred a net loss in 2016 of $347,581 compared to a net loss of $1,309,497 for the same period in 2015. The losses for 2016 and 2015 represent $(0.33) and $(1.82) per share, respectively.

Inflation

The Company believes that inflation has not had a material effect on its results of operations.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash provided by (used in) operating activities for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Net loss	$(617,020)	$(347,581)
Depreciation and amortization	859,210	102,905
Gain on sale of equipment	-	(2,179)
Write-off of other receivables	1,044	-
Provision for bad debt	14,824	-
Share-based compensation	118,572	41,814
Deferred income taxes	(77,078)	-
Unrealized loss (gain) on stock price guarantee	13,310	(46,179)
Changes in current assets and liabilities	113,845	45,430
Net cash provided by (used in) operating activities	$426,707	$(205,790)

Working Capital and Liquidity

The Company had cash and cash equivalents of $535,520 at December 31, 2017 compared to $339,562 at December 31, 2016. The Company had negative working capital of $1,314,844 at December 31, 2017 a decrease of $54,132 compared to a negative working capital of $1,368,626 at December 31, 2016. The decrease in negative working capital is attributed to the increase in cash on hand at year end as a result of the positive cash flow from operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, as its principal financial officers have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer, and Chief Financial Officer both have concluded that, as of December 31, 2017, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As described in our accompanying Management's Annual Report on Internal Control over Financial Reporting, we have identified six remaining material weaknesses in internal control over financial reporting. Because of these remaining material weaknesses, we concluded that, as of December 31, 2017, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

We continue to implement new procedures and controls in 2017 and expect to take further steps to remediate the material weaknesses at the entity and activity levels, and to review further our procedures and controls in 2018. In addition, we expect to make additional changes to our infrastructure, personnel and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2017 based on criteria established under the COSO integrated framework of internal controls. The COSO framework identifies five components of internal control and provides a basis for evaluating the effectiveness of internal controls. Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2017 due to the following:

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

●
The Board of Directors has appointed a Compensation Committee Chairman to oversee matters relating to employment, personnel and independent contractors.

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

2.              Inadequate Activity Level Controls

Lack of Procedures and Control Documentation

The Company is working toward documentation all processes and procedures relating to certain accounts, revenue recognition, accounts payable, and financial closing, which in effect make these internal controls ineffective. The lack of documentation in internal controls relating to these accounts may affect the financial statements and will directly affect the nature and timing of other auditing procedures for certain activities.

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

●
The Company continues to document new processes and procedures to assure employees are following proper protocols with regard to activity that has an effect on the financial transactions of the Company.

Steps taken towards Remediation of Expenditures and Accounts Payable:

●
Expenses are reviewed as incurred for proper accounting treatment and approval.

●
The Vendor Master File is reviewed for updates and changes and any changes are analyzed and monitored for their activity and frequency.

●
Management evaluates all new client relationships for savings opportunities and value.

●
The Chief Financial Officer is required to review and approve all cash disbursements.

Steps taken towards Remediation of Financial Closing:

●
The Company closes its books and reconciles all accounts monthly, and provides management with a quarterly comprehensive set of financial and operating reports and analysis of results.

●
The CEO and CFO receive monthly financial updates on each segment of the Company.

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

●
Updated secure backup procedures with best practice methodologies for protecting our financial data and, in case of a problem, continuously testing restoration from backups and;

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

As a smaller reporting company, our independent registered public accounting firm is not required to issue a report on the Company's internal control over financial reporting as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

As discussed in the Managements' Annual Report on Internal Control over Financial Reporting, the Company made continuous improvements to the entity and activity controls and expects to take further steps in 2018 to remediate the outlined deficiencies. However, while we believe they are effective at mitigating risk of material error, we have not yet concluded that they are operating effectively. There was no change in our internal control over financial reporting during the fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of PAID:

Name	Age	Position
Allan Pratt	60	CEO
W. Austin Lewis, IV	42	CFO
Andrew Pilaro	48	Director
Laurie Bradley	63	Director
David Ogden	54	Director

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

W. Austin Lewis, IV currently serves as CFO and Director of PAID as well as serving as a member of the Audit Committees and Compensation Committees for MAM Software, Inc. (MAMS), Medite (MDIT), and FlouroPharma Medical, Inc. (FPMI).   Since 2004, Mr. Lewis has served as Chief Executive Officer of Lewis Asset Management Corporation, an investment management company he founded, where he is also the Portfolio and Chief Investment Officer of the Lewis Opportunity Fund. Prior to founding Lewis Asset Management, Mr. Lewis held a variety of positions with investment firms, including Puglisi & Co., Thompson Davis & Co., and Branch Cabell & Company. Mr. Lewis holds a Bachelor of Science in Finance and a Bachelor of Science in Financial Economics from James Madison University.  Mr. Lewis was asked to serve as a director because he had a thorough knowledge, through his prior investment in the Company, of the Company’s strengths and weaknesses and has a strong background in being able to make companies run efficiently and successfully.

Allan Pratt is named CEO and President and Director of the Company. Mr. Pratt formed emergeIT in 2008 and is its co-founder, CEO and President. emergeIT, also known as ShipTime, is a world leader in web delivered solutions in the transportation industry representing major channel partners such as Costco with over 35,000 members and growing. In 1985, Pratt began the creation of an operational and sales network in the US to provide a next day service to Canada from 50 US cities into a Canadian regional carrier’s primary footprint. The business continued to grow and evolve until the acquisition by FedEx in 1988. As a Global Sales Manager at FedEx and Vice President of Canada’s largest freight forwarder and LTL provider, Mr. Pratt developed teams of vertical market specialists providing cycle time reduction and information technology solutions. In the automotive and telecommunications industry, Mr. Pratt was instrumental in developing and implementing new supply chain models which led to an overall decrease in North American distribution centers, improved order fulfillment, cycle times and overall cost reductions, while increasing customer satisfaction levels. Mr. Pratt has been selected for his strong management and leadership skills.

David Ogden is President of Soho Management Consulting since November 2013. He was also Senior Vice President of International Operations of Delhivery.com from October 2015 to October 2016. Further, he was Senior Vice President for Operations & Logistics to Global Access from March 2015 to August 2015, and owners of Soho Print, a digital print and promotions firm, from 2003 through 2013. Mr. Ogden also held positions with Helios-SinoGulf Property Development, Egypt Express, and FedEx Logistics. Mr. Ogden has been selected as Director for his expertise in shipping and delivery in commerce.

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

Audit Committee Report

The Audit Committee reviewed and discussed our audited consolidated financial statements for the year ended December 31, 2017 with our management.  The Audit Committee also reviewed and discussed our audited consolidated financial statements and the matters required to be discussed, by the Public Company Accounting Oversight Board (“PCAOB”), including material weaknesses and other internal control deficiencies with KMJ Corbin & Company LLP, our independent registered public accounting firm. The Audit Committee received from KMJ Corbin & Company LLP the written disclosures and letter required by applicable requirements of the PCAOB regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 11. Executive Compensation

On May 10, 2017, the Board of Directors appointed Laurie Bradley as the Chairman of the Compensation Committee. Ms. Bradley along with the remaining Board of Directors will be responsible for carrying out the Boards responsibilities relating to executive compensation, employment agreements, executive succession and equity based compensation programs and practices of the Company.

Compensation to the Named Executive Officers

The following table sets forth the compensation of the Company's president, chief executive officer, the chief financial officer, and each officer whose total cash compensation exceeded $100,000, for the last two fiscal years ended December 31, 2017 and 2016.

	Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards ($)	Total
W. Austin Lewis, IV (1),(2) (CFO)	2017	$180,000	$0	$0	$180,000
	2016	$180,000	$50,962	$6,640	$237,602
Allan Pratt (CEO)	2017	$185,000	$0	$0	$185,000
	2016	$0	$0	$0	$0

1.
Mr. Lewis’s start date was July 31, 2012.

2.
Mr. Lewis’s salary was approved by the Board of Directors at $180,000.

3.
Mr. Pratt’s start date was December 30, 2016

4.
Mr. Pratt’s salary and employment agreement were approved by the Board of Directors on December 19, 2016.

The following tables set forth certain information related to outstanding equity awards as of December 31, 2017 for our executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
W. Austin	10,000	-	-	$0.975	08/08/2022
Lewis, IV	10,000	-	-	$0.975	10/15/2022
CFO (PFO)	2,000	-	-	$0.975	12/06/2022
(PEO)	2,000	-	-	$0.975	05/21/2023
	4,000	-	-	$0.975	11/18/2024
	2,000	-	-	$0.975	04/01/2026

None of the Company's executive officers who serve as directors receive separate compensation from the Company for serving as directors.

On August 26, 2016 the Board of Directors approved to vote to reprice 53,500 stock options and fully vest any unvested options for two employees and three board members. The grant price was lowered to $0.975 which reflects the market value of the stock.

The following table provides compensation information for the one-year period ended December 31, 2017 for the only non-employee members of our Board of Directors.

	Director Compensation in 2017
Name and	Fees earned or paid in cash	Option Awards ($)	Total
Andrew Pilaro	$-	$47,430	$47,430
Laurie Bradley	$-	$39,522	$39,522
David Ogden	$-	$31,620	$31,620

In 2017, the Company did not issue any compensation to employees through stock option grants.

Employment Agreement

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 15, 2018 of each of our directors and executive officers, and all of our directors and executive officers as a group, and other beneficial owners holding more than five percent of the Company’s issued and outstanding shares.

	Amount and Nature of Beneficial Ownership		Percent of Class (3)
W. Austin Lewis, IV	369,179	(1), (4)	23%
Allan Pratt	211,156	(4)	13%
John Smith	111,770	(4)	7%
Christopher Coghlin	163,390		10%
Andrew Pilaro	28,337	(2)	2%

All directors beneficial owners	883,832		54%

(1)
Included are options to purchase 30,000 shares of the Company’s common stock, 34,425 warrants and 47,100 shares held for which W. Austin Lewis, IV is the General Partner.

(2)
Includes options to purchase 26,000 shares of the Company's common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company did not engage in any transaction in 2017 or 2016, and does not currently propose any transaction, in which the Company was is a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

            KMJ Corbin & Company LLP (“KMJ”) is our independent registered public accounting firm for the years ended December 31, 2017, and 2016.

The following is a summary of the fees billed to the Company by KMJ for professional services rendered for the years ended December 31, 2017 and 2016. These fees are for work performed in the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

	2017	2016
Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Quarterly Reports (together, the “Financial Statements” ) and for services normally provided in connection with statutory and regulatory filings or engagements	$37,800	$33,000
Audit Related Fees	-	-
All Other Fees:
Merger -Related Fees
Consists of fees billed for review of the financial statements and pro forma financial statements related to the documents required for the proxy statement and merger. Additional review for the SEC Comment letter, foreign reporting and purchase price allocation.	13,315	2,500
Tax Fees
Consists of fees billed for tax compliance, tax advice and tax planning	4,600	4,525
Total All Fees	$55,715	$40,025

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
Allan Pratt, CEO and President
	By:	/s/
Date:		W. Austin Lewis, IV, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/
Andrew Pilaro	Director	March 30, 2018

/s/
Allan Pratt	Director	March 30, 2018

/s/
W. Austin Lewis, IV	Director	March 30, 2018

/s/
Laurie Bradley	Director	March 30, 2018

/s/
David Ogden	Director	March 30, 2018

PAID, INC.
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PAID, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PAID, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit of $1,313,844 and an accumulated deficit of $55,845,766 as of December 31, 2017, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2013.

Costa Mesa, California
March 30, 2018

PAID, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$535,520	$339,562
Accounts receivable, net	38,287	39,314
Other receivables	-	1,026
Funds held in trust	203,170	169,082
Prepaid expenses and other current assets	44,088	57,383
Total current assets	821,065	606,367

Property and equipment, net	92,486	92,552
Intangible assets, net	5,502,322	5,956,771
Goodwill	10,695,120	9,989,685
Total assets	$17,110,993	$16,645,375

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$636,997	$563,860
Notes payable	113,033	17,850
Related party notes payable	30,176	169,697
Capital leases - current portion	8,459	7,655
Accrued expenses	1,066,994	977,891
Deferred revenues	279,250	238,040
Total current liabilities	2,134,909	1,974,993
Long term liabilities:
Capital leases - net of current portion	22,494	28,933
Deferred tax liability	1,269,660	1,260,369
Total liabilities	3,427,063	3,264,295
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized 3,724,547 and 3,825,000 shares issued and outstanding at December 31, 2017 and 2016, respectively; liquidation value of $11,301,999 and $11,581,000 at December 31, 2017 and 2016, respectively	3,725	3,825
Common stock, $0.001 par value, 25,000,000 shares authorized; 1,648,657 issued and 1,634,122 outstanding at December 31, 2017 and 1,648,960 shares issued and outstanding at December 31, 2016	1,649	1,649
Additional paid-in capital	68,574,974	68,782,432
Accumulated other comprehensive income	975,877	-
Accumulated deficit	(55,845,766)	(55,406,826)
Common stock in treasury, at cost, 14,535 and 0 shares at December 31, 2017 and 2016, respectively	(26,529)	-
Total shareholders' equity	13,683,930	13,381,080

Total liabilities and shareholders' equity	$17,110,993	$16,645,375

See accompanying notes to consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,

	2017	2016

Net revenue	$7,571,997	$523,747
Cost of revenue:
Cost of revenues	5,395,262	24,357
Amortization of acquired technology	291,375	27,917
Gross profit	1,885,360	471,473
Operating expenses: Salaries and related	764,767	538,627
General and administrative	1,278,208	315,366
Amortization of other acquired intangible assets	533,137	72,190
Total operating expenses	2,576,112	926,183
Loss from operations	(690,752)	(454,710)

Other income (expense):
Interest expense, net	(14,127)	(927)
Other income, net	24,960	62,333
Unrealized (loss) gain on stock price guarantee	(13,310)	46,179
Total other income (expense), net	(2,477)	107,585
Loss before income taxes	(693,229)	(347,125)
Income tax (benefit) provision	(76,209)	456
Net loss	(617,020)	(347,581)
Preferred share redemption discount	178,080	-
Preferred dividends	(25,141)	-
Net loss available to common shareholders	$(464,081)	$(347,581)

Net loss per share – basic and diluted	$(0.28)	$(0.33)
Weighted average number of common shares outstanding – basic and diluted	1,645,542	1,067,755

Consolidated statements of comprehensive income (loss)
Net loss	$(617,020)	$(347,581)
Other comprehensive income (loss):
Foreign currency translation adjustments	975,877	-
Comprehensive income (loss)	$358,857	$(347,581)

See accompanying notes to consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Stock	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Total
Balance, January 1, 2016	-	$-	893,246	$893	$54,426,199	-	$-	$-	$(55,059,245)	$(632,153)

Issuance of common stock for the exercise of warrants	-	-	205,714	206	179,794	-	-	-	-	180,000

Issuance of common and preferred stock and warrants to purchase common stock related to emergeIT merger	3,825,000	3,825	550,000	550	14,134,625	-	-	-	-	14,139,000

Share-based compensation expense	-	-	-	-	41,814	-	-	-	-	41,814

Net loss	-	-	-	-	-	-	-	-	(347,581)	(347,581)

Balance, December 31, 2016	3,825,000	$3,825	1,648,960	$1,649	$68,782,432	-	$-	$-	$(55,406,826)	$13,381,080

Cancelled common shares due to the reverse/forward split	-	-	(303)	-	-	-	-	-	-	-

Repurchase of common and preferred shares	(100,453)	(100)	-	-	(326,030)	(14,535)	(26,529)	-	178,080	(174,579)

Foreign currency translation adjustment	-	-	-	-	-	-	-	975,877	-	975,877

Share-based compensation expense	-	-	-	-	118,572	-		-	-	118,572

Net loss	-	-	-	-	-	-		-	(617,020)	(617,020)

Balance, December 31, 2017	3,724,547	$3,725	1,648,657	$1,649	$68,574,974	(14,535)	$(26,529)	$975,877	$(55,845,766)	13,683,930

See accompanying notes to consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2017	2016
Cash flows from operating activities:
Net loss	$(617,020)	$(347,581)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	859,210	102,905
Gain on sale of property and equipment	-	(2,179)
Write-off of other receivables	1,044	-
Provision for bad debt	14,824	-
Deferred income taxes	(77,078)	-
Share-based compensation	118,572	41,814
Unrealized loss (gain) on stock price guarantee	13,310	(46,179)
Changes in assets and liabilities:
Accounts receivable	(12,717)	896
Prepaid expenses and other current assets	(6,625)	50,753
Advanced royalties	-	5,000
Accounts payable	37,000	(33,785)
Accrued expenses	71,948	12,294
Deferred revenues	24,239	10,272
Net cash provided by (used in) operating activities	426,707	(205,790)
Cash flows from investing activities:
Purchase of property and equipment	(28,710)	-
Cash received in merger with emergeIT	-	278,709
Proceeds from the sale of property and equipment	-	2,179
Net cash (used in) provided by investing activities	(28,710)	280,888
Cash flows from financing activities:
Payments on capital leases	(6,130)	(3,097)
Payments on notes payable	(55,700)	(36,352)
Payments on amounts due to related parties	(146,350)	-
Repurchase of common and preferred shares	(26,529)	-
Proceeds from the exercise of common stock warrants	-	180,000
Net cash (used in) provided by financing activities	(234,709)	140,551
Effect of exchange rate changes on cash and cash equivalents	32,670	-

Net change in cash and cash equivalents	195,958	215,649

Cash and cash equivalents, beginning of year	339,562	123,913

Cash and cash equivalents, end of year	$535,520	$339,562

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$456	$806
Interest	$14,127	$927
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt financing of directors & officers insurance	$-	$30,000
Preferred and common stock and warrants to purchase stock related to emergeIT merger	$-	$14,139,000
Repurchase of common and preferred shares with notes payable	$148,050	$-

See accompanying notes to consolidated financial statements

PAID, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016
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

NOTE 2. GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses. For the year ended December 31, 2017, the Company reported a net loss of $617,020. The Company has an accumulated deficit of $55,845,766 and has a working capital deficit of $1,313,844 at December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2018 and will have a positive impact on the Company for 2018 and future years.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation and Basis of Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of PAID, Inc., it’s wholly owned subsidiaries, PAID Run, LLC and, ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

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

Foreign Currency

  The currencies of ShipTime, the Company’s international subsidiary, are in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at December 31, 2017. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income (loss).

Geographic Concentrations

The Company conducts business in the US and Canada. For customers headquartered in their respective countries, the Company derived approximately 93% of its revenues from Canada and 7% from the US during the year ended December 31, 2017, compared to 100% of its revenues from the US during the year ended December 31, 2016.

At December 31, 2017, the Company maintained 96% of its net property and equipment in Canada and the remaining 4% in the US. At December 31, 2016, the Company maintained 93% of its net property and equipment in Canada and the remaining 7% in the US.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 2017 and 2016, the components of comprehensive income consist of solely foreign currency translation gains.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectability of accounts receivable, the recoverability of long-lived assets and goodwill, the allocation of purchase price in a business combination transaction, the valuation of deferred tax assets and liabilities and the estimated fair value of the royalty and advance guarantees and share-based transactions. Actual results could materially differ from those estimates.

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

At December 31, 2017 and 2016, the Company’s financial instruments include cash and cash equivalents, accounts receivable, other receivables, funds held in trust, accounts payable, notes payable, funds due to and from related parties, and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, other receivables, accounts payable, capital leases, notes payable and accrued expenses approximates fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents. Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to USD $250,000 and the Canadian Depositors Insurance Corporation (“CDIC”) up to CAD $100,000. At December 31, 2017, the Company had amounts that exceeded the CDIC insurance limits but none that were in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2017 and 2016, the Company recorded a provision for doubtful accounts of $55,434 and $40,609, respectively.

For the year ended December 31, 2017 and 2016 no revenues from any one individual client accounted for more than 10% of the total revenues.

Funds Held in Trust

Funds held in trust consist of rebates earned by ShipTime customers that have existing relationships with the Canadian Federation of Independent Business (“CFIB”). The rebate is held in escrow at CFIB for one year until earned by the customer, they then have three years after the last shipment to use the rebate after which time the rebate expires.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 8 years. Any leasehold improvements are depreciated at the lesser of the useful life of the asset or the lease term. Equipment purchased under capital leases is amortized on a straight-line basis over the estimated useful life of the asset or the term of the lease, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred.

Intangible Assets

Intangible assets consist of patents, client lists, trade names, customer relationships, brewery and distillery management software and shipping label generation technology which are being amortized on a straight-line basis over their estimated useful life. Currently the intangible assets are being amortized between 2 and 17 years.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges for long lived assets were incurred during the years ended December 31, 2017 and 2016. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenue principally from the sales related to the shipping coordination and label generation services, shipping calculator subscriptions, brewery management software subscriptions, and client services.

The Company recognizes revenues in accordance with the FASB ASC Topic 605. Accordingly, the Company recognizes revenues when there is persuasive evidence that an arrangement exists, product delivery and acceptance have occurred, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

For label generation service revenues the Company recognizes revenue when a customer has successfully prepared a shipping label and scheduled a pickup. The service is offered to consumers via an online registration and allows users to create a shipping label using a credit card on their account. Customers that cancel shipments are refunded at the time of cancellation and revenue is adjusted in the month of the cancellation. ShipTime in partnership with the CFIB offers a rebate to customers that ship with ShipTime. The rebate is held on their account for future use. Rebate revenue is recognized when the rebate is used. All clients must have a valid credit card on file to process shipments on the ShipTime platform.

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

Cost of Revenues

Cost of revenues includes carrier services, web hosting, data storage, and commissions, carrier insurance costs and amortization of acquired technology.

Operating Expenses

Operating expenses include indirect expenses, including credit card processing fees, marketing, payroll, travel, facility costs, amortization of other intangibles and other general and administrative expenses.

Advertising

Advertising costs are charged to expense as incurred. For the years ended December 31, 2017 and 2016, advertising expense totaled $156,856 and $7,854, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2017 and 2016 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of December 31, 2017 and 2016, no excess tax benefits for tax deductions related to share-based awards were recognized from stock options exercised in the years ended December 31, 2017 and 2016 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The total unrecognized tax benefit resulting in an increase in deferred tax assets and corresponding decrease in the valuation allowance at December 31, 2017 is approximately $6,000,000. There are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s consolidated balance sheets at December 31, 2017 and 2016.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2013 and forward for federal and 2012 and forward for state purposes are subject to examination by the U.S., Massachusetts and New Jersey tax authorities due to the carry-forward of unutilized net operating losses. The Company does not foresee material changes to its gross uncertain income tax position liability within the next twelve months.

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

For the year ended December 31, 2017, there were no dilutive shares that were included in the diluted earnings (loss) per share as their effect would have been antidilutive for the year then ended.

The Company computes its loss applicable to common stockholders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, and any deemed dividends or discounts on redeemed preferred stock from its reported net loss and reports the same on the face of the consolidated statements of operations and comprehensive income (loss).

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At December 31, 2017, the Company operated in the following four reportable segments (see Note 13):

a.
Client services,

b.
Shipping calculator services

c.
Brewery management software and

d.
Shipping coordination and label generation services.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision makers are the Chief Executive Officer and Chief Financial Officer.

Reclassification

Certain amounts were reclassified in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016 in order to conform to the current period presentation.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 until December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company has elected to adopt the Cumulative-Effect Adjustment method and has determined there is no impact on its consolidated financial statements.

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

Pursuant to the Amalgamation Agreement, the Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock holders have no voting rights and had an aggregate liquidation value of approximately $11,581,000. The Series A Preferred Stock also carries a coupon payment obligation of 1.5% per year in cash or common stock calculated by taking the 30-day average closing price for an equal number of shares of common stock for the month immediately preceding the coupon payment date, which is made annually. Payout of the coupon may be made out of existing cash or in shares of Series A Preferred stock of the Company. The Series A Preferred Stock have no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$278,709
Accounts receivable	13,514
Due from related party	1,026
Prepaid expenses and other assets	20,742
Funds held in trust	169,082
Property and equipment	86,517
Intangible assets	5,780,000
Total assets acquired	6,349,590
Accounts payable and accrued liabilities	538,792
Other liabilities	401,114
Deferred tax liabilities	1,260,369
Total liabilities assumed	2,220,275
Goodwill	9,989,685
Net assets acquired	$14,139,000

Results of Operations

Since the effective date of the acquisition and merger, revenues and expenses of ShipTime have been included in the Company’s consolidated statement of operations for the period ended December 31, 2017 and were insignificant.

Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including ShipTime) for the year ended December 31, 2016 as though the companies had been combined as of the beginning of the period presented.

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
For the Year Ended December 31, 2016
Total Revenues	$6,091,401
Net loss	(1,011,764)

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

NOTE 5. PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	2017	2016
Computer equipment and software	$135,271	$134,657
Office furniture and equipment	69,521	66,263
Website development costs	377,052	345,197
	581,844	546,157
Accumulated depreciation	(489,358)	(453,565)
	$92,486	$92,552

Depreciation expense of property and equipment for the years ended December 31, 2017 and 2016 amounted to $34,698 and $2,798.

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

At December 31, intangible assets consisted of the following:

	2017	2016
Patents	$16,000	$16,000
Software	83,750	83,750
Trade Name	850,311	797,000
Technology	540,201	509,000
Client list / relationship	4,998,130	4,687,750
Accumulated amortization	(986,070)	(136,729)
	$5,502,322	$5,956,771

Amortization expense of intangible assets for the years ended December 31, 2017 and 2016 was $824,512 and $100,107, respectively.

Amortization of intangible assets for future years ending December 31, are as follows:

Year Ended December 31,
2018	837,698
2019	489,985
2020	489,985
2021	489,985
2022	319,329
Total 5 year amortization	$2,262,982

Goodwill

Of the total estimated purchase price, $9,989,685 was allocated to goodwill and is attributable to expected synergies between the combined companies, including the ability for the combined companies to estimate and process shipping calculations and support e-commerce shopping cart platforms in addition to the acquired workforce. Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. In the event the Company determines that the value of goodwill has become impaired, it will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. None of the goodwill is expected to be deductible for income tax purposes. As of December 31, 2017 no impairment has been recognized on the value of goodwill.

For the year ended December 31, 2017, goodwill activity was as follows;

For the year ended December 31, 2017

Beginning Balance	$9,989,685
Effect of exchange rate changes	705,435
Ending Balance	$10,695,120

NOTE 7. ACCRUED EXPENSES

At December 31, accrued expenses consist of the following:

	2017	2016
Payroll and related costs	$3,448	$3,136
Royalties	51,838	51,838
Stock price guarantee (see Note 10)	880,713	867,403
Other	130,995	55,514
Total	$1,066,994	$977,891

NOTE 8. OTHER LIABILITIES

Notes Payable

In October 2016, the Company entered into a $30,000 note payable with a financial institution. The term of the note was for a period of one year and was payable in 10 monthly installments of $2,632 at an interest rate of 3%. The note was paid in full as of September 30, 2017.

In 2017, the Company entered into two notes payable with a shareholder to repurchase common and preferred shares. The first note is for a period of one year for CAD $120,000 with payment terms of twelve equal installments of CAD $10,328 at an interest rate of 6%. The second note is an interest free seven month note for CAD $70,992 with payment terms of one payment of CAD $10,000 followed by six equal installments of CAD $10,165. The balance of the notes on December 31, 2017 is USD $113,033, both notes are expected to be paid in full in July 2018.

Capital Lease Obligations

The Company is obligated under capital leases for equipment, which expire at various dates through 2020 and 2021. The assets capitalized under these leases and associated accumulated depreciation at December 31, are as follows:

	2017	2016
Property and equipment	$49,440	$129,025
Accumulated depreciation	(10,986)	(83,000)
	$38,454	$46,025

Depreciation of equipment under capital leases is included in depreciation expense.

Minimum future lease payments under capital lease obligations as of December 31, 2017 are as follows:

Year Ended December 31,

2018	$11,110
2019	11,110
2020	11,110
2021	2,974
Total future minimum lease payments	36,304
Less amount representing interest	(5,351)
Present value of net minimum lease payment	30,953
Less current portion	(8,459)
$22,494

NOTE 9. RELATED PARTY NOTES PAYABLE

Prior to the acquisition of ShipTime, two notes were issued. One note issued was issued at an 8% interest rate and was paid in full in September 2017. A second note was issued in 2014 and renegotiated in June 2017 with a 6% interest rate and is due to mature in March 2018. For the years ended December 31, 2017 and 2016 the balance on the notes due to related parties was $30,176 and $169,697. Interest expense related to the notes payable totaled $10,731 for the year ended December 31, 2017.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases

In November 2016, the Company renewed its office lease located at 200 Friberg Parkway, Westborough, MA. The terms of the lease are for 18 months at a rate of $500 per month. In July 2016, ShipTime entered into in an office lease located at 700 Dorval Street, Oakville Ontario at a rate of CAD $2,254 per month. The terms of this lease are 3 years. The approximate future minimum rents under the current operating leases are:

2018	$24,884
2019	$11,607
$36,491

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $60.00 per share.  If the shares are not at the required $60.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  As of December 31, 2017 and 2016, the stock price guarantee was $880,713 and $867,403, respectively, and included in accrued expenses in the consolidated balance sheets, although any required payment would be disputed by the Company.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2017, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

The Company commenced on December 20, 2013 patent infringement litigation against eBay, Inc. (Paid, Inc. v. eBay, Inc.; CV No. 4:13-cv-40151-TSH) in the United States District Court for the District of Massachusetts Central Division.  This litigation was settled pursuant to a Confidential Settlement and License Agreement dated March 11, 2016.  Under the agreement, the Company received $53,500 after costs as full and final payment for such settlement of the lawsuit and non-exclusive licensing of the Company’s patents. The payment was received in full in April 2016 and recorded in other income in the consolidated statements of operations.

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

NOTE 11. SHAREHOLDERS’ EQUITY (DEFICIT)

              Preferred Stock

On December 19, 2016, the Company filed an amendment to its Certificate of Incorporation to authorize the issuance of 20,000,000 shares of blank-check preferred stock at $.001 par value, of which 3,825,000 shares were reserved for the amalgamation agreement. The Board of Directors will be authorized to fix the designations, rights, preferences, powers and limitations of each series of the preferred stock. See Note 4 for information regarding the preferred stock.

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

In January 2017, the Company completed a reverse split of 1-for 3,000 immediately followed by a forward split of 300 for 1. As a result of the split every ten shares of common stock outstanding were consolidated into one share, reducing the number of common shares outstanding on the effective date from 10,989,608 to 1,098,960. All share and per share information on this Form 10-K has been retroactively adjusted to reflect the reverse stock split. As a result of the round up during the reverse split followed by the forward split the Company reduced its shares outstanding by 303 shares.

During the year ended December 31, 2016, the Company issued a total of 205,714 shares of common stock for gross proceeds of $180,000 from the exercise of warrants.

In December 2016, the Company issued 550,000 shares of common stock in connection with the Amalgamation Agreement (see Note 4).

Share Repurchase

During 2017, the Company entered into three agreements to repurchase exchangeable shares of ShipTime Canada common stock. Each ShipTime exchangeable share exchanges into 311 preferred shares and 45 common shares. The total shares exchanged in these transactions were 14,535 common share and 100,453 preferred shares. The allocated discount on the repurchase of the preferred stock was $1.77 per share of preferred stock and has been recorded in Company’s accumulated deficit, and was added to the net loss available to common stockholders in accordance with ASC 260-10-S99-2. The repurchase of the common shares was recorded at an allocated cost of $1.83 per share.

Share-based Incentive Plans

During the years ended December 31, 2017 and 2016, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. In 2017 there were 37,500 stock options granted to board members. The options vested immediately and expire if not exercised within ten years, the exercise price is $3.30 per share. As a result of the issuance during 2017, the Company recorded a share-based compensation expense of $118,572.

Active Plans:

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan"). The purpose of the 2012 Plan, is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10 year contractual term and vest one hundred percent on the date of grant. There are no shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2017:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2017	36,000	$0.98
Granted	-	-
Cancelled	-	-
Exercised	-	-
Options outstanding at December 31, 2017	36,000	$0.98

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"). Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.98 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10 year contractual term and have vesting periods that range from one hundred percent on the date of grant to one third immediately, one third vesting in 18 months and the final on third vesting in 36 months from the date of the grant. Information with respect to stock options granted under this plan during the years ended December 31, 2017 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2017	5,500	$0.98
Granted	37,500	3.30
Cancelled	-	-
Exercised	-	-
Options outstanding at December 31, 2017	43,000	$3.00

At December 31, 2017 there are no shares reserved for issuance under this plan.

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 60,000 shares. The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant. Information with respect to stock options granted under this plan during the year ended December 31, 2017 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2017	16,000	$23.33
Granted	-	-
Cancelled	-	-
Exercised	-	-
Options outstanding at December 31, 2017	16,000	$23.33

There are currently no shares reserved for issuance under this plan.

Fair value of issuances

The fair value of the Company's option grants under the 2012, 2011, and 2002 Plans was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

2017
Expected term (based upon historical experience)	5 years
Expected volatility	296%
Expected dividends	None
Risk free interest rate	1.0%

For the years ended December 31, 2017 and 2016, the Company recorded share-based compensation expense related to stock options of $118,572 and $41,814 and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss), respectively.

On August 26, 2016, the Board of Directors approved to vote to reprice and immediately vest 52,500 stock options for two employees and three board members. The grant price was lowered to $0.975 which reflects the market value of the stock. The incremental expense for the repricing of the options was approximately $17,000.

The Company has no unrecognized share-based compensation expense for options outstanding as of December 31, 2017.

Information pertaining to options outstanding and exercisable at December 31, 2017 is as follows:

Options Outstanding			Options Exercisable
Exercise Prices	Number of shares	Weighted Average Remaining contractual Life (In Years)	Number of shares	Weighted Average Remaining contractual Life (In Years)
0.98	52,500	5.93	52,500	5.93
72.50	5,000	3.86	5,000	3.86
3.30	37,500	9.75	37,500	9.75
	95,000	7.33	95,000	7.33

Summary of all stock option plans during the year ended December 31, 2017 is as follows:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options exercisable at January 1, 2017	57,500	$7.20
Granted	37,500	$3.30
Expired	-	-
Options outstanding and exercisable at December 31, 2017	95,000	$5.66	7.33	$ 137,363

Warrants

From time to time, the Company issues warrants to purchase share of the Company’s common stock to investors, note holders and to non-employees for service rendered or to be rendered in the future.

A summary of the warrant activity during the year ended December 31, 2017 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding - January 1, 2017	34,425	$0.87
Granted	-	$-
Exercised	-	$-
Warrants outstanding and exercisable - December 31, 2017	34,425	$0.87
Weighted average remaining contractual life of the outstanding warrants in years	4.0 years

NOTE 12. INCOME TAXES

The Company is subject to taxation in the United States, Canada, and Massachusetts. The provision for income taxes for the years ended December 31, 2017 and 2016 are summarized below:

	December 31,	December 31,
	2017	2016
Current:
Federal	$-	$-
State	456	456
Foreign	-	-
Total current	456	456

Deferred:
Federal	-	-
State	-	-
Foreign	(76,665)	-
	(76,665)	-
Total deferred	-	-
Income tax provision (benefit)	$(76,209)	$456

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income provision is as follows:

	December 31,	December 31,
	2017	2016
U.S. federal statutory tax rate	34.00%	34.00%
State tax benefit, net	2.61%	5.17%
Other	(6.02)%	41.65%
Tax law change	(904.97)%	-%
Valuation allowance	885.38%	(80.95)%
Effective income tax rate	11.00%	(0.13)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2017	2016
Deferred taxes:
NOL's	$10,526,744	$16,478,100
Inventory and other reserves	31,892	40,000
Depreciation and amortization	(1,341,573)	(1,438,600)
Change in value of stock	240,611	340,700
NQ stock option expense	523,026	705,400
Other	58,896	55,000
Total deferred tax assets	10,039,596	16,180,600
Valuation allowance	(11,309,256)	(17,441,000)
Net deferred tax liabilities	$(1,269,660)	$(1,260,400)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance is approximately $6,000,000 in 2017.

As of December 31, 2017, the Company had net operating loss carryforwards for federal income tax purposes of approximately $46,000,000 which expire beginning in the year 2019. As of December 31, 2017, the Company had net operating loss carryforwards for state income tax purposes of approximately $12,000,000 which expire beginning in the year 2030.

              As of December 31, 2017, the Company also had Canada net operating loss carryforwards of $229,000 which expire beginning in the year 2034.

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

For income tax purposes, emergeIT has non-capital losses which can be applied to reduce future years’ taxable income totaling approximately $229,000. These losses expire between 2030 and 2037. The Company also has a Scientific Research and Experimental Development Expenditure pool balance of approximately $59,000 which may be used to reduce future year’s taxable income. The expenditure pool can be carried forward indefinitely.

A valuation allowance of 100% has been established in respect of the net deferred income tax assets due to the uncertainty of the Company’s utilization of such deferred tax assets for US Federal and State.

At December 31, 2017, both Paid, Inc. and ShipTime have no unrecognized tax benefits as a result of tax positions taken in the current or prior years, and accordingly there are neither unrecognized tax that will change benefits or would affect the effective tax rate, nor there are any situations where it is reasonably possible that the unrecognized tax benefit significantly within twelve months of the reporting date. As of December 31, 2017, the Company has no unrecognized tax exposure.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s consolidated balance sheets at December 31, 2017 and 2016.

The income tax provision at December 31, 2017 reflects a full accounting of tax filings under ASC Subtopic 740-10. Paid, Inc. is subject to U.S. federal and Massachusetts state tax. With limited exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2012. Generally, the tax years remain open for examination by the federal authority under three-year statute of limitation; however, states generally keep their statute open for four years. In addition, the Company's tax years from inception are subject to examination by the United States and Massachusetts authorities due to the carry forward of unutilized net operating losses. ShipTime is subject to taxation in Canada and Ontario. As of December 31, 2017, the Company’s tax years for 2012 through 2017 are subject to examination by tax authorities. The Company recognizes interest and penalties, as estimated or incurred, as general and administrative expense.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“the Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $6,300,000. Due to the Company’s full valuation allowance position, the Company has also reduced valuation allowance by the same amount.

Due to uncertainties which currently exist in the interpretation of the provisions of the Tax Cuts and Jobs Act of 2017 regarding Internal Revenue Code section 162(m), the Company has not evaluated the potential impacts of IRC Section 162(m) as amended by the Tax Cuts and Jobs Acts of 2017 on its consolidated financial statements.

On December 22, 2017 Staff Accountant Bulletin No. 118 (“SAB 118”) was issue to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that there is no deferred tax benefit of expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against the net deferred tax assets. Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective quarter in 2018.

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

The following table compares total revenues for the years indicated.

	Year Ended
	December 31, 2017	December 31, 2016
Client services	$22,702	$18,556
Brewery management software	309,049	320,215
Shipping calculator services	205,748	184,976
Shipping coordination and label generation services	7,034,498	-
Total revenues, net	$7,571,997	$523,747

The following table compares total income (loss) from operations for the years indicated.

	Year Ended
	December 31, 2017	December 31, 2016
Client services	$17,380	$13,761
Brewery management software	36,040	40,176
Shipping calculator services	(389,640)	(508,647)
Shipping coordination and label generation services	(354,532)	-
Total loss from operations	$(690,752)	$(454,710)

NOTE 14. SUBSEQUENT EVENTS

On March 23, 2018 the Board of Directors approved the 2018 Non-Qualified Stock Option Plan which reserves for issuance 450,000 shares of the Corporation’s Common Stock. The Board also approved the issuance of 172,300 option grants to employees with vesting periods from immediately to two years.

In January 2018, the Company entered into a note payable with a shareholder to repurchase 4,905 common shares which are held in treasury and 33,899 preferred shares. The interest free note is for a period of 8 months for CAD $66,708 with payment terms of one installment of CAD $10,000 followed by seven equal installments of CAD $8,101.

EXHIBIT INDEX

No.	Description of Exhibits
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on November 25, 2003)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on December 8, 2004)
3.3	Certificates of Amendment of Certificate of Incorporation of the Company effective December 30, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 23, 2016)
3.4	Amendment No. 1 to Bylaws effective December 30, 2016 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on December 23, 2016)
4.1	Specimen of certificate for Common Stock (incorporated by reference to Exhibit 4.1 to Form SB-2/A filed on December 1, 2000)
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