Form 10-Q
period 2018-03-31
PAID INC
filed 2018-05-15
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
Yes ☐     No ☒

As of May 15, 2018, the issuer had outstanding 1,623,817 shares of its Common Stock.

PAID, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAID, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (Unaudited)	December 31, 2017 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$449,482	$535,520
Accounts receivable, net	29,404	38,287
Funds held in trust	189,577	203,170
Prepaid expenses and other current assets	63,980	44,088
Total current assets	732,443	821,065

Property and equipment, net	102,638	92,486
Intangible assets, net	5,161,023	5,502,322
Goodwill	10,411,918	10,695,120
Total assets	$16,408,022	$17,110,993

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$634,992	$636,997
Notes payable	86,722	113,033
Related party notes payable	-	30,176
Capital leases - current portion	8,438	8,459
Accrued expenses	1,052,695	1,066,994
Contract liabilities	262,629	279,250
Total current liabilities	2,045,476	2,134,909
Long term liabilities:
Capital leases - net of current portion	19,711	22,494
Deferred tax liability	1,236,038	1,269,660
Total liabilities	3,301,225	3,427,063
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 3,690,648 and 3,724,547 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively; liquidation value of $11,205,591 and $11,301,999 as of March 31, 2018 and December 31, 2017, respectively	3,691	3,725
Common stock, $0.001 par value, 25,000,000 shares authorized; 1,648,657 shares issued 1,629,217 shares outstanding at March 31, 2018 and 1,648,657 shares issued and 1,634,122 outstanding at December 31, 2017	1,649	1,649
Additional paid-in capital	68,824,144	68,574,974
Accumulated other comprehensive income	603,720	975,877
Accumulated deficit	(56,291,892)	(55,845,766)
Common stock in treasury, at cost;19,440 and 14,535 shares at March 31, 2018 and December 31, 2017, respectively	(34,515)	(26,529)
Total shareholders' equity	13,106,797	13,683,930

Total liabilities and shareholders' equity	$16,408,022	$17,110,993

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues, net	$1,997,936	$1,589,682
Cost of revenues:
Cost of revenues	1,406,847	1,099,160
Amortization of acquired technology	74,622	72,843
Total cost of revenues	1,481,469	1,172,003
Gross profit	516,467	417,679

Operating expenses:
Salaries and related	559,631	154,308
General and administrative	333,250	332,363
Amortization of other acquired intangible assets	139,690	130,226
Total operating expenses	1,032,571	616,897
Loss from operations	(516,104)	(199,218)

Other income (expense):
Interest expense	(964)	(2,261)
Other income, net	-	6,895
Unrealized gain (loss) on stock price guarantee	8,498	(8,339)
Total other income (expense), net	7,534	(3,705)

Loss before provision for income taxes	(508,570)	(202,923)
Provision for income taxes	800	450
Net loss	(509,370)	(203,373)
Preferred share redemption discount	63,244	-
Preferred dividends	(6,228)	(6,454)

Net loss available to common stockholders	$(452,354)	$(209,827)

Net loss per share – basic and diluted	$(0.28)	$(0.13)
Weighted average number of common shares outstanding - basic and diluted	1,630,580	1,648,960

Condensed consolidated statements of comprehensive loss
Net loss	$(509,370)	$(203,373)
Other comprehensive loss:
Foreign currency translation adjustments	(372,157)	(3,175)
Comprehensive loss	$(881,527)	$(206,548)

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(509,370)	$(203,373)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	220,288	212,898
Share-based compensation	356,354	-
Unrealized loss (gain) on stock price guarantee	(8,498)	8,339
Write-off of other receivables	-	1,040
Changes in assets and liabilities:
Accounts receivable	6,772	(35,480)
Prepaid expenses and other current assets	(10,884)	(10,711)
Accounts payable	11,894	52,972
Accrued expenses	(3,188)	17,268
Contract liabilities	(9,566)	(155)
Net cash provided by operating activities	53,802	42,798

Cash flows from investing activities:
Purchase of property and equipment	(18,756)	(5,037)
Net cash used in investing activities	(18,756)	(5,037)

Cash flows from financing activities:
Payments on capital leases	(2,024)	(262)
Payments on notes payable	(76,565)	(7,650)
Payments on related party note payable	(29,965)	(26,290)
Net cash used in financing activities	(108,554)	(34,202)
Effect of exchange rate changes on cash and cash equivalents	(12,530)	929

Net change in cash and cash equivalents	(86,038)	4,488

Cash and cash equivalents, beginning of period	535,520	339,562

Cash and cash equivalents, end of period	$449,482	$344,050

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$800	$450
Interest	$964	$2,261
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Repurchase of preferred and common stock with note payable	$51,744	$-

See accompanying notes to condensed consolidated financial statements

PAID, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018

Note 1. Organization and Significant Accounting Policies

PAID, Inc. (“PAID”, the “Company”, “we”, “us”, or “our”) has developed AuctionInc, which is a suite of online shipping and tax management tools assisting businesses with e-commerce storefronts, shipping solutions, tax calculation, inventory management, and auction processing. The product has tools to assist with other aspects of the fulfillment process, but the main purpose of the product is to provide accurate shipping and tax calculations and packaging algorithms that provide customers with the best possible shipping and tax solutions.

BeerRun Software is a brewery management and Alcohol and Tobacco Tax and Trade Bureau tax reporting software. Small craft brewers can utilize the product to manage brewery schedules, inventory, packaging, sales and purchasing. Tax reporting can be processed with a single click and is fully customizable by state or province. The software is designed to integrate with QuickBooks accounting platforms by using our powerful sync engine. We currently offer two versions of the software BeerRun and BeerRun Light which excludes some of the enhanced features of BeerRun without disrupting the core functionality of the software. Additional features include Brewpad and Kegmaster and can be added on to the base product. During 2018, the software will undergo a re-design to create a better user experience.

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

General Presentation and Basis of Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017 that was filed on March 30, 2018.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited consolidated financial statements, and these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2018.

On November 9, 2016, the Company’s board of directors agreed to effectuate a reverse split immediately followed by a forward split. The process was completed with FINRA on January 23, 2017. As a result of the split, every ten shares of common stock outstanding prior to the reverse split were consolidated into one share, reducing the number of common shares outstanding on the effective date from 10,989,608 to 1,098,960. All share and per share information in this Form 10-Q have been retroactively adjusted to reflect the reverse stock split.

Going Concern and Management's Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. For the three months ended March 31, 2018, the Company reported a net loss of $509,370. The Company has an accumulated deficit of $56,291,892 and has a working capital deficit of $(1,313,033) as of March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management feels that the addition of ShipTime’s services will return a valuable impact on the Company’s growth in the near future. The positive cash flow from operations is a significant indicator of our successful transition to the new shipping services. In addition to the existing services provided, ShipTime will launch products that are complementary to the current offerings of AuctionInc, BeerRun and SpiritRun. Combined, the Company believes that all segments of the operations will benefit from ShipTime.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2018 and will have a positive impact on the Company for 2019 and future years.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

  The currencies of ShipTime, the Company’s international subsidiary, are in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at March 31, 2018. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive loss.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 94% of its revenues from Canada and 6% from the U.S. during the quarter ended March 31, 2018, compared to 91% from Canada and 9% from the U.S. during the quarter ended March 31, 2017.

At March 31, 2018, the Company maintained 98% of its net property and equipment in Canada and the remaining 2% in the U.S.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three months ended March 31, 2018 and 2017. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenue principally from fees for coordinating shipping services, sales of shipping calculator subscriptions, brewery management software subscriptions, and client services (See Note 5).

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

For the three months ended March 31, 2018 and 2017, there were approximately 62,000 and 63,000 dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the periods then ended.

The Company computes its loss applicable to common stockholders by adding/subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, and any deemed dividends or discounts on redeemed preferred stock from its reported net loss and reports the same on the face of the condensed consolidated statements of operations and comprehensive loss.

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At March 31, 2018, the Company operated in the following four reportable segments:

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

The following table compares total revenue for the periods indicated.

	Three Months Ended
	March 31, 2018	March 31, 2017
Client services	5,383	$13,409
Shipping calculator services	48,126	56,306
Brewery management software	72,063	77,841
Shipping coordination and label generation services	1,872,364	1,442,126
Total revenues	$1,997,936	$1,589,682

The following table compares total loss from operations for the periods indicated.

	Three Months Ended
	March 31, 2018	March 31, 2017
Client services	4,188	$10,157
Shipping calculator services	(435,259)	(256,607)
Brewery management software	(229)	12,279
Shipping coordination and label generation services	(84,805)	34,953
Total loss from operations	$(516,104)	$(199,218)

Reclassification

Certain amounts were reclassified in the accompanying condensed consolidated statements of operations and comprehensive loss for the quarter ended March 31, 2017 in order to conform to the current period presentation

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases”, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating ASU 2016-02, the Company expects the adoption of ASU 2016-02 to have a material effect on the Company’s financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company does not expect ASU 2016-02 to have a material effect on the Company’s results of operations and cash flows.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities”, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements. This guidance will be effective in the first quarter of fiscal year 2019 and early adoption is not permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 until December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. On January 1, 2018, the Company elected to adopt the Cumulative-Effect Adjustment method and has determined there is no impact on its consolidated financial statements (see Note 5 for additional details on this implementation and the required disclosures).

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this updated guidance clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The guidance in this update is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2017-01 as of January 1, 2018, which had no impact on the Company’s financial statements as of and for the three months ended March 31, 2018.

In January 2017, the FASB also issued ASU 2017-04, “Intangibles - Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this Update remove the second step of the current goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for impairment tests in fiscal years beginning after December 15, 2019.

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2018 (unaudited)	December 31, 2017 (audited)
Payroll and related costs	$2,812	$3,448
Royalties	51,838	51,838
Stock price guarantee	872,215	880,713
Other	125,830	130,995
Total	$1,052,695	$1,066,994

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

On December 30, 2016, the Company completed a merger with ShipTime Inc. and its subsidiary (“ShipTime”) to acquire assets related to the technology, client base and other intellectual property. The Company engaged an outside independent third party valuation firm to assist in establishing a value for the ShipTime acquisition.

At March 31, 2018 and December 31, 2017, intangible assets consisted of the following:

	March 31, 2018	December 31, 2017
Patents	$16,000	$16,000
Software	83,750	83,750
Trade Name	830,681	850,311
Technology	530,510	540,201
Client list / relationship	4,876,823	4,998,130
Accumulated amortization	(1,176,741)	(986,070)
	$5,161,023	$5,502,322

Amortization expense of intangible assets for all subsidiaries for the three months ended March 31, 2018, and 2017 was $214,312 and $203,070, respectively.

Goodwill

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

For the three months ended March 31, 2018, goodwill activity was as follows:

For the Three Months Ended March 31,
2018
Beginning Balance	$10,695,120
Effect of exchange rate changes	(283,202)
Ending Balance	$10,411,918

Note 4. Commitments and Contingencies

Notes Payable

In 2017, the Company entered into two notes payable with a shareholder to repurchase common and preferred shares. The first note is for a period of one year for CAD $120,000 with payment terms of twelve equal installments of CAD $10,328 at an interest rate of 6%. The second note is an interest-free seven-month note for CAD $70,992 with payment terms of one payment of CAD $10,000 followed by six equal installments of CAD $10,165.

In January 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note is an interest-free eightmonth note for CAD $66,708 with payment terms of one payment of CAD $10,000 followed by eight equal installments of CAD $8,101.

The balance of the notes on March 31, 2018 is USD $86,722. All outstanding notes are expected to be paid in full in the third quarter of 2018.

Related Party Note Payable

In June 2017, the Company agreed to make monthly payments of $5,000 CAD to related parties for seven months followed by monthly payments of $15,000 CAD with one final payment in March 2018. As of March 31, 2018, the note was paid in full.

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $60.00 per share as adjusted for the reverse stock split.  If the shares are not at the required $60.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  As of March 31, 2018 and December 31, 2017, the maximum value of the stock price guarantee was $872,215 and $880,713, respectively, as the Company’s stock price was below $60.00 per share at March 31, 2018 and December 31, 2017, although some or all of the stock may already be sold and no longer subject to a guaranty and any required payment would be disputed by the Company. For the three months ended March 31, 2018 and 2017, the Company recorded an unrealized gain (loss) on stock price guarantee of $8,498 and ($8,339), respectively.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2018, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

Note 5. Revenue from Contracts with Customers

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which modifies how all entities recognize revenue. Topic 606 introduces a five-step model to achieve its core principle of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  We adopted Topic 606 on January 1, 2018 and have evaluated the Company’s current revenue recognition process in comparison to the adoption of Topic 606.  The Company reviewed the principles of Topic 606 by taking into consideration the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  Due to the nature of the Company’s product offerings and contracts associated with those products, the Company’s deliverables do not fluctuate and its revenue recognition is consistent.

The Company adopted Topic 606 on January 1, 2018 using the modified retrospective transition method. The adoption of Topic 606 did not have a material effect on the Company’s financial statements or results of operations, and no cumulative catch-up adjustment to the opening balance of retained earnings was required. The Company used the related practical expedients to not disclose the transaction price allocated to remaining unsatisfied obligations and when the Company expects to recognize the related revenue.

Nature of Goods and Services

For label generation service revenues the Company recognizes revenue when a customer has successfully prepared a shipping label and had a pickup. Customers with pickups after the end of the reporting period are recorded as contract liabilities on the condensed consolidated balance sheets. The service is offered to consumers via an online registration and allows users to create a shipping label using a credit card on their account. ShipTime, in partnership with the Canadian Federation of Independent Businesses, offers a rebate to its customers. Revenues are recognized net of the rebates, which are held in “funds held in trust” account in the accompanying condensed consolidated balance sheets. The rebate is held in the trust account for twelve months for future use. Rebate revenue is recognized when the rebate is used. All clients must have a valid credit card on file to process shipments on the ShipTime platform.

For shipping calculator revenues and brewery management software revenues, the Company recognizes subscription revenue on a monthly basis. Shipping calculator customers’ renewal dates are based on their date of installation and registration of the shipping calculator line of products. The timing of the revenue recognition and cash collection may vary within a given quarter and the deposits for future services are recorded as contract liabilities on the condensed consolidated balance sheets. Brewery management software subscribers are billed monthly at the first of the month. All payments are made via credit card for the month following.

Revenue Disaggregation

The Company operates in four reportable segments – see Note 2

Performance Obligations

At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when the performance obligation has been met, which is when the customer has successfully prepared a shipping label and had a pickup for shipping coordination and label generation services. The Company considers control to have transferred at that time because the Company has a present right to payment at that time, the Company has provided the shipping label, and the customer is able to direct the use of, and obtain substantially all of the remaining benefits from the shipping label.

For arrangements under which the Company provides a subscription for shipping calculator services and brewery management software, the Company satisfies its performance obligations over the life of the subscription, typically twelve months or less.

The Company has no shipping and handling activities related to contracts with customers.

Significant Payment Terms

Pursuant to the Company’s contracts with its customers, amounts are collected up front primarily through credit/debit card transactions. Accordingly, the Company determined that its contracts with customers do not include extended payment terms or a significant financing component.

Variable Consideration

In some cases, the nature of the Company’s contracts may give rise to variable consideration, including rebates and cancellations or other similar items that generally decrease the transaction price.

Variable consideration is estimated at the most likely amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available.

Revenues are recorded net of variable consideration, such as rebates and cancellations.

Warranties

The Company’s products and services are provided on an “as is” basis and no warranties are included in the contracts with customers. Also, the Company does not offer separately priced extended warranty or product maintenance contracts.

Contract Assets

Typically, we have already collected revenue from the customer at the time we have satisfied our performance obligation. Accordingly, our contract assets consist of only a small balance of accounts receivable, totaling $29,404 and $38,287 as of March 31, 2018 and December 31, 2017, respectively. Generally, we do not have material amounts of other contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $262,629 and $279,250 at March 31, 2018 and December 31, 2017, respectively.

Practical Expedients and Exemptions

The Company has elected the following practical expedients allowed under Topic 606:

●
Payment terms with the Company’s customers, which are one year or less, are not considered a significant financing component.

●
The Company’s performance obligations on its orders are generally satisfied within one year from a given reporting date and, therefore, the Company has omitted disclosure of the transaction price allocated to remaining performance obligations on open orders.

Note 6. Shareholder’s Equity

Preferred Stock

                On December 19, 2016, the Company filed an amendment to its Certificate of Incorporation to authorize the issuance of 20,000,000 shares of blank-check preferred stock at $0.001 par value, of which 3,825,000 shares have been reserved for future issuance. The Board of Directors will be authorized to fix the designations, rights, preferences, powers and limitations of each series of the preferred stock.

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock holders have no voting rights and have an aggregate liquidation value of $11,205,591 at March 31, 2018. The Series A Preferred Stock also carries a coupon payment obligation of 1.5% per year calculated by taking the 30-day average closing price for an equal number of shares of common stock for the month immediately preceding the coupon payment date, which is made annually. Payout of the coupon may be made out of existing cash or in shares of Series A Preferred stock of the Company. For the three-month periods ended March 31, 2018 and 2017, the estimated portion of the annual coupon is $6,228 and $6,454, respectively, which has been added to the liquidation value of the preferred stock as the Company does not anticipate paying the coupon in cash. The Series A Preferred Stock have no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued.

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

In January 2017, the Company completed a reverse split of 1-for-3,000 immediately followed by a forward split of 300-for-1. As a result of the split every ten shares of common stock outstanding were consolidated into one share, reducing the number of common shares outstanding on the effective date from 10,989,608 to 1,098,960. All share and per share information on this Form 10-Q have been retroactively adjusted to reflect the reverse stock split.

The Company has authorized and reserved for future issuance 495,280 shares of common stock and 3,446,824 shares of preferred stock with respect to the remaining exchangeable shares to be issued as a result of the ShipTime acquisition.

Share Repurchase

During 2017, the Company entered into three agreements to repurchase exchangeable shares of ShipTime common stock. Each ShipTime exchangeable share exchanges into 311 preferred shares and 45 common shares of the Company. The total shares exchanged in these transactions were 14,535 common shares and 100,453 preferred shares. The allocated discount on the repurchase of the preferred stock was $1.77 per share of preferred stock and has been recorded in accumulated deficit, and was added to the net loss available to common stockholders in accordance with ASC 260-10-S99-2. The repurchase of the common shares was recorded at an allocated cost of $1.83 per share.

In January 2018, the Company entered into an agreement to repurchase 109 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction was 4,905 common shares and 33,899 preferred shares of the Company. The allocated discount on the repurchase of the preferred stock was $1.87 per share and has been recorded in accumulated deficit, and was added to the net loss available to common stockholders. The repurchase of the common shares was recorded at an allocated cost of $1.59 per share.

Share-based Incentive Plans

During the period ended March 31, 2018, the Board of Directors voted to approve the 2018 Stock Option Plan which reserves 450,000 non-qualified stock options to be granted to employees. The Company has three additional stock option plans that include both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The Company granted 183,700 stock options to employees and consultants during the three months ended March 31, 2018. The options have vesting periods of immediately and over a two-year period, they expire if not exercised within ten years from grant date, and the exercise price is $4.10 per share. As a result of the issuance, the Company recorded share-based compensation expense of $356,354 during the quarter ended March 31, 2018.

Note 7. Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and has determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed herein.

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the fiscal year ended December 31, 2017 that was filed on March 30, 2018.

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

Overview

ShipTime Inc. ShipTime’s platform provides its members with the ability to quote, process, track and dispatch shipments while getting preferred rates on packages and skidded (LTL) freight shipments throughout North America and around the world. In addition to these features, ShipTime also provides what it refers to as “Heroic Multilingual Customer Support.” In this capacity, ShipTime acts as an advocate on behalf of its clients in resolving matters concerning orders and shipping.  With an increasing focus and service offering for e-commerce merchants, which include online shopping carts, inventory management, payment services, client prospecting and retention software, ShipTime can help merchants worldwide grow and scale their businesses. ShipTime generates monthly recurring revenue through transactions and “software as a service” (SAAS) offerings. It currently serves in excess of 30,000 members in North America and has plans to expand its services into Europe and then worldwide.

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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements for the years ended December 31, 2017 and 2016 included in our Form 10-K filed on March 30, 2018, as updated and amended in Note 1 of the Notes to Condensed Consolidated Financial Statements included herein. In addition, we adopted the new revenue recognition standard on January 1, 2018 as discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements with no effect to current or past amounts recognized as revenue. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017.

The following discussion compares the Company's results of operations for the three months ended March 31, 2018 with those for the three months ended March 31, 2017. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended March 31,
	2018	2017	% Change
Client services	$5,383	$13,409	(60)%
Brewery management software	72,063	77,841	(7)%
Shipping coordination and label generation services	1,872,364	1,442,126	30%
Shipping calculator services	48,126	56,306	(15)%
Total revenues	$1,997,936	$1,589,682	26%

Revenues increased 26% in the first quarter primarily from the growth of our shipping coordination and label generation services.

Client service revenues decreased $8,026 or 60% to $5,383 in the first quarter of 2018 compared to $13,409 in 2017. This decrease is a result of the diminishing inventory available for sale in our movie poster auctions.

Brewery management software revenues decreased $5,778 to $72,063 in 2018 from $77,841 in 2017. The decrease in revenues is due to a reduced number of new clients and an increase in competition.

Shipping calculator services revenue decreased $8,180 or 15% to $48,126 in the first quarter of 2018 compared to $56,306 in 2017.  The decrease was primarily due to a decline in new customers and the projected transition to the new e-commerce shopping cart offering.

Shipping coordination and label generation service revenues increased $430,238 or 30% to $1,872,364 in the first quarter of 2018 compared to $1,442,126 in 2017. The increase is attributable to the increased marketing for this segment of our business.

Gross Profit

Gross profit increased $98,788 or 24% in the first quarter of 2018 to $516,467 compared to $417,679 in 2017. Gross margin remains at 26% for the first quarter of 2018. The gross margin remains unchanged as a result of the fixed markups on shipping coordination and label generation services that the Company offers.

Operating Expenses

Total operating expenses in the first quarter 2018 were $1,032,571 compared to $616,897 in the first quarter of 2017, an increase of $415,674 or 67%. The increase is due to the growth in personnel in addition to the option compensation of $356,354 in the first quarter of 2018.

Other Income/Expense, net

Net other income (expense) in the first quarter of 2018 was $7,534 compared to ($3,705) in the same period of 2017, a change of $11,239. This is primarily attributable to the unrealized gain on stock price guarantee of $8,498 in the first quarter of 2018 compared to a loss of $8,339 in the same period of 2017.

Net Loss

The Company realized a net loss in the first quarter of 2018 of ($509,370) compared to a net loss of ($203,373) for the same period in 2017. The net loss available to common stockholders for the first quarter of 2018 and 2017 represent ($0.28) and ($0.13) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents provided by operating activities for the three months ended March 31, 2018 and 2017 is as follows:

	2018	2017
Net loss	$(509,370)	$(203,373)
Depreciation and amortization	220,288	212,898
Share-based compensation	356,354	-
Unrealized loss (gain) on stock price guarantee	(8,498)	8,339
Write-off of other receivable	-	1,040
Changes in current assets and liabilities	(4,972)	23,894
Net cash provided by operating activities	$53,802	$42,798

Working Capital and Liquidity

The Company had cash and cash equivalents of $449,482 at March 31, 2018, compared to $535,520 at December 31, 2017. The Company had a negative working capital of $1,313,033 at March 31, 2018, an improvement of $811 compared to $1,313,844 at December 31, 2017. The decrease in working capital deficit is attributable to the improved revenues and expense management associated with ShipTime Canada. The decrease to the cash and cash equivalents is due to an increase in expenses in addition to the cash used in the repurchase of common and preferred shares.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, as its principal financial officers have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer, and Chief Financial Officer both have concluded that, as of March 31, 2018, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified six material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of March 31, 2018, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2017.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended March 31, 2018.

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
CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.
INS XBRL Instance Document (filed herewith)
101.
SCH XBRL Taxonomy Extension Schema (filed herewith)
101.
CAL XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.
DEF XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.
LAB XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.
PRE XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAID, INC.

	By:	/s/ Allan Pratt
Allan Pratt, Chief Executive Officer
	By:	/s/ W. Austin Lewis IV
Date: May 15, 2018		W. Austin Lewis, IV, Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)