Form 10-Q
period 2018-06-30
PAID INC
filed 2018-08-13
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
COMMISSION FILE NUMBER 0-28720
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	73-1479833
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

225 Cedar Hill Street, Marlborough, Massachusetts 01752
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

Yes ☐     No ☒

As of August 13, 2018, the issuer had outstanding 1,623,817 shares of its Common Stock.

PAID, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAID, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$550,637	$535,520
Accounts receivable, net	62,878	38,287
Note receivable	31,059	-
Funds held in trust	186,569	203,170
Prepaid expenses and other current assets	117,073	44,088
Total current assets	948,216	821,065

Property and equipment, net	104,590	92,486
Intangible assets, net	4,861,914	5,502,322
Goodwill	10,224,745	10,695,120
Total assets	$16,139,465	$17,110,993

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$825,387	$636,997
Notes payable	60,161	113,033
Related party note payable	-	30,176
Capital leases - current portion	8,491	8,459
Accrued expenses	1,087,773	1,066,994
Contract liabilities	258,972	279,250
Total current liabilities	2,240,784	2,134,909
Long term liabilities:
Capital leases - net of current portion	17,155	22,494
Deferred tax liability	1,213,818	1,269,660
Total liabilities	3,471,757	3,427,063
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 3,653,328 and 3,724,547 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively; liquidation value of $11,098,698 and $11,301,999 as of June 30, 2018 and December 31, 2017, respectively	3,653	3,725
Common stock, $0.001 par value, 25,000,000 shares authorized; 1,648,657 shares issued and 1,623,817 shares outstanding at June 30, 2018 and 1,648,657 shares issued and 1,634,122 shares outstanding at December 31, 2017	1,649	1,649
Additional paid-in capital	68,766,830	68,574,974
Accumulated other comprehensive income	353,089	975,877
Accumulated deficit	(56,414,319)	(55,845,766)
Common stock in treasury, at cost; 24,840 and 14,535 shares at June 30, 2018 and December 31, 2017, respectively	(43,194)	(26,529)
Total shareholders' equity	12,667,708	13,683,930

Total liabilities and shareholders' equity	$16,139,465	$17,110,993

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues, net	$2,336,460	$1,926,310	$4,334,396	$3,515,992
Cost of revenues:
Cost of revenues	1,726,985	1,394,297	3,133,832	2,493,457
Amortization of acquired technology	73,208	72,845	147,830	145,688
Total cost of revenues	1,800,193	1,467,142	3,281,662	2,639,145
Gross profit	536,267	459,168	1,052,734	876,847

Operating expenses
Salaries and related	192,904	144,087	396,181	298,395
General and administrative	333,305	331,991	666,555	664,354
Stock-based compensation	63,095	-	419,449	-
Amortization of other acquired intangible assets	137,154	129,841	276,844	260,067
Total operating expenses	726,458	605,919	1,759,029	1,222,816
Loss from operations	(190,191)	(146,751)	(706,295)	(345,969)

Other income (expense):
Interest expense	(734)	(1,356)	(1,698)	(3,617)
Other income (expense), net	(1,951)	309	(1,951)	7,204
Unrealized gain (loss) on stock price guarantee	-	(4,368)	8,498	(12,707)
Total other income (expense), net	(2,685)	(5,415)	4,849	(9,120)

Loss before provision for income taxes	(192,876)	(152,166)	(701,446)	(355,089)
Provision for income taxes	460	1,044	1,260	1,494
Net loss	(193,336)	(153,210)	(702,706)	(356,583)
Preferred share redemption discount	70,909	-	134,153	-
Preferred dividends	(6,102)	(6,455)	(12,330)	(12,910)
Net loss available to common stockholders	$(128,529)	$(159,665)	$(580,883)	$(369,493)

Net loss per share – basic and diluted	$(0.08)	$(0.10)	$(0.36)	$(0.22)
Weighted average number of common shares outstanding - basic and diluted	1,625,004	1,648,960	1,627,722	1,648,960
Condensed consolidated statements of comprehensive loss
Net loss	$(193,336)	$(153,210)	$(702,706)	$(356,583
Other comprehensive income (loss):
Foreign currency translation adjustments	(250,631)	(5,819)	(622,788)	(8,994)
Comprehensive loss	$(443,967)	(159,029)	$(1,325,494)	$(365,577

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(702,706)	$(356,583)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	436,469	425,649
Share-based compensation	419,449	-
Unrealized loss (gain) on stock price guarantee	(8,498)	12,707
Loss on disposal of property and equipment	1,951	-
Write-off of other receivables	-	1,032
Changes in assets and liabilities:
Accounts receivable	(26,201)	(1,495)
Prepaid expenses and other current assets	(68,516)	33,113
Accounts payable	218,034	104,399
Accrued expenses	34,632	112,476
Contract liabilities	(8,501)	(86)
Net cash provided by operating activities	296,113	331,212

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,190	-
Loans under note receivable	(31,925)	-
Purchase of property and equipment	(31,472)	(4,996)
Net cash used in investing activities	(62,207)	(4,996)

Cash flows from financing activities:
Payments on capital leases	(4,055)	(2,267)
Payments on notes payable	(158,232)	(15,300)
Payments on related party note payable	(29,653)	(55,543)
Net cash used in financing activities	(191,940)	(73,110)

Effect of exchange rate changes on cash and cash equivalents	(26,849)	17,541

Net change in cash and cash equivalents	15,117	270,647

Cash and cash equivalents, beginning of period	535,520	339,562

Cash and cash equivalents, end of period	$550,637	$610,209

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,260	$1,494
Interest	$1,698	$3,617
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Repurchase of preferred and common stock with note payable	$106,039	$-

See accompanying notes to condensed consolidated financial statements

PAID, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018

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

ShipTime Canada Inc. has developed a SaaS based application, which focuses on the small and medium business segments. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small and medium businesses and through long standing partnerships with selected associations throughout Canada.

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

Going Concern and Management's Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. For the six months ended June 30, 2018, the Company reported a net loss of $702,706. The Company has an accumulated deficit of $56,414,319 and has a working capital deficit of $(1,292,568) as of June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Foreign Currency

  The currencies of ShipTime, the Company’s international subsidiary, are in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at June 30, 2018. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 95% of its revenues from Canada and 5% from the U.S. during the three months ended June 30, 2018, compared to 93% from Canada and 7% from the U.S. during the three months ended June 30, 2017. For the six months ended June 30, 2018 the Company derived 94% of its revenues from Canada and 6% from the U.S. compared to 92% from Canada and 8% from the U.S. during the same period in 2017.

At June 30, 2018, the Company maintained 99% of its net property and equipment in Canada and the remaining 1% in the U.S.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three and six months ended June 30, 2018 and 2017. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

For the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017, there were approximately 61,000 and 60,000 and 62,000 and 61,000, respectively, dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the periods then ended.

The Company computes its loss applicable to common stockholders by adding/subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, and any deemed dividends or discounts on redeemed preferred stock from its reported net loss and reports the same on the face of the condensed consolidated statements of operations and comprehensive loss.

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At June 30, 2018, the Company operated in the following four reportable segments:

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

The following table compares total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Client services	$5,182	$3,144	$10,565	$16,553
Shipping calculator services	45,569	49,727	93,695	106,033
Brewery management software	70,960	78,974	143,023	156,815
Shipping coordination and label generation services	2,214,749	1,794,465	4,087,113	3,236,591
Total revenues	$2,336,460	$1,926,310	$4,334,396	$3,515,992

The following table compares total loss from operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Client services	$3,943	$2,444	$8,132	$12,601
Shipping calculator services	(113,177)	(243,143)	(548,436)	(499,750)
Brewery management software	(10,608)	287	(10,837)	12,566
Shipping coordination and label generation services	(70,349)	93,661	(155,154)	128,614
Total loss from operations	$(190,191)	$(146,751)	$(706,295)	$(345,969)

Reclassification

Certain amounts were reclassified in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 in order to conform to the current period presentation.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this updated guidance clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The guidance in this update is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2017-01 as of January 1, 2018, which had no impact on the Company’s financial statements as of and for the three and six months ended June 30, 2018.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting”. The amendments in this update expand the scope of the employee based share payments to non-employees and are intended to reduce cost and complexity for share base payments to non-employees. ASU 2018-07 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has elected to early adopt ASU 2018-07 as of June 30, 2018, which required the Company to measure the fair value of the awards for one non-employee as of the adoption date. The new measurement did not have a material effect on the Company’s condensed consolidated financial statements.

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2018 (unaudited)	December 31, 2017 (audited)
Payroll and related costs	$2,179	$3,448
Royalties	51,838	51,838
Stock price guarantee	872,215	880,713
Other	161,541	130,995
Total	$1,087,773	$1,066,994

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

On December 30, 2016, the Company completed a merger with ShipTime Canada Inc. and its subsidiary (“ShipTime”) to acquire assets related to the technology, client base and other intellectual property. The Company engaged an outside independent third party valuation firm to assist in establishing a value for the ShipTime acquisition.

At June 30, 2018 and December 31, 2017, intangible assets consisted of the following:

	June 30, 2018	December 31, 2017
Patents	$16,000	$16,000
Software	83,750	83,750
Trade Name	815,778	850,311
Technology	520,992	540,201
Client list / relationship	4,793,164	4,998,130
Accumulated amortization	(1,367,770)	(986,070)
	$4,861,914	$5,502,322

Amortization expense of intangible assets for all subsidiaries for the six months ended June 30, 2018 and 2017 was $424,674 and $406,138, respectively.

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

For the six months ended June 30, 2018, goodwill activity was as follows:

For the Six Months Ended June 30,
2018
Beginning Balance	$10,695,120
Effect of exchange rate changes	(470,375)
Ending Balance	$10,224,745

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

In January 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note is an interest-free eight-month note for CAD $66,708 with payment terms of one payment of CAD $10,000 followed by eight equal installments of CAD $8,101. In April 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note is an interest-free fifteen-month note for CAD $72,500 with payment terms of fourteen equal installments of CAD $5,000 followed by one final payment of CAD $2,500.

The balance of the notes on June 30, 2018 is USD $60,161. Two of the three outstanding notes are expected to be paid in full in the third quarter of 2018; the third note is scheduled to be paid in full in the second quarter of 2019.

 Related Party Note Payable

In June 2017, the Company agreed to make monthly payments of $5,000 CAD to related parties for seven months followed by monthly payments of $15,000 CAD with one final payment in March 2018. As of March 31, 2018, the note was paid in full.

Notes Receivable

In April 2018, the Company entered into an agreement with a third party to develop a software to assist with the growth of the PaidCart platform. The agreement contains a loan to a third party in the form of a promissory note in the amount of USD $144,000 to be loaned by the Company in eighteen installments of USD $8,000. The Company has made four installment payments to notes receivable for USD $31,925 for the period ended June 30, 2018. The note receivable is due to be paid back by the third party beginning the 19th month from the date of the first loan installment with eighteen equal installments of USD $8,000. The note receivable earns interest at 10% per annum and is due to mature 36 months from the effective date of the note.

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $60.00 per share as adjusted for the reverse stock split.  If the shares are not at the required $60.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  As of June 30, 2018 and December 31, 2017, the maximum value of the stock price guarantee was $872,215 and $880,713, respectively, as the Company’s stock price was below $60.00 per share at June 30, 2018 and December 31, 2017, although some or all of the stock may already be sold and no longer subject to a guaranty and any required payment would be disputed by the Company. For the six months ended June 30, 2018 and 2017, the Company recorded an unrealized gain (loss) on stock price guarantee of $8,498 and ($12,707), respectively.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of June 30, 2018, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

Revenue Disaggregation

The Company operates in four reportable segments (see Note 2).

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, contract assets consist of only a small balance of accounts receivable, totaling $62,878 and $38,287 as of June 30, 2018 and December 31, 2017, respectively. Generally, the Company does not have material amounts of other contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $258,972 and $279,250 at June 30, 2018 and December 31, 2017, respectively.

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

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock holders have no voting rights and have an aggregate liquidation value of $11,098,698 at June 30, 2018. The Series A Preferred Stock also carries a coupon payment obligation of 1.5% per year calculated by taking the 30-day average closing price for an equal number of shares of common stock for the month immediately preceding the coupon payment date, which is made annually. Payout of the coupon may be made out of existing cash or in shares of Series A Preferred stock of the Company. For the three and six month periods ended June 30, 2018 and 2017, the estimated portion of the annual coupon is $6,102 and $6,455 and $12,330 and $12,910, respectively, which has been added to the liquidation value of the preferred stock as the Company does not anticipate paying the coupon in cash. The Series A Preferred Stock have no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued.

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

The Company has authorized and reserved for future issuance 489,880 shares of common stock and 3,409,504 shares of preferred stock with respect to the remaining exchangeable shares to be issued as a result of the ShipTime acquisition.

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

In January 2018, the Company entered into an agreement to repurchase 109 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction were 4,905 common shares and 33,899 preferred shares of the Company. The allocated discount on the repurchase of the preferred stock was $1.87 per share and has been recorded in accumulated deficit, and was added to the net loss available to common stockholders. The repurchase of the common shares was recorded at an allocated cost of $1.59 per share. In April 2018, the Company entered in a second agreement with a shareholder to purchase 120 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction were 5,400 common shares and 37,320 preferred shares of the Company. The discount on the repurchase of preferred stock was $1.90 per share and has been recorded in accumulated deficit, and was added to the net loss available to common stockholders. The repurchase of the common shares was recorded at an allocated cost of $1.58 per share.

Share-based Incentive Plans

During the period ended March 31, 2018, the Board of Directors voted to approve the 2018 Stock Option Plan which reserves 450,000 non-qualified stock options to be granted to employees. The Company has three additional stock option plans that include both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The Company granted 183,700 stock options to employees and consultants during the quarter ended March 31, 2018. The options have vesting periods of immediately and over a two-year period, they expire if not exercised within ten years from grant date, and the exercise price is $4.10 per share. As a result of the issuance, during the three and six month periods ended June 30, 2018 the Company recorded share-based compensation expense of $63,095 and $419,449, respectively.

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

Overview

ShipTime Canada Inc. ShipTime’s platform provides its members with the ability to quote, process, track and dispatch shipments while getting preferred rates on packages and skidded (LTL) freight shipments throughout North America and around the world. In addition to these features, ShipTime also provides what it refers to as “Heroic Multilingual Customer Support.” In this capacity, ShipTime acts as an advocate on behalf of its clients in resolving matters concerning orders and shipping.  With an increasing focus and service offering for e-commerce merchants, which include online shopping carts, inventory management, payment services, client prospecting and retention software, ShipTime can help merchants worldwide grow and scale their businesses. ShipTime generates monthly recurring revenue through transactions and “software as a service” (SAAS) offerings. It currently serves in excess of 30,000 members in North America and has plans to expand its services into Europe and then worldwide.

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

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017.

The following discussion compares the Company's results of operations for the three months ended June 30, 2018 with those for the three months ended June 30, 2017. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended June 30,
	2018	2017	% Change
Client services	$5,182	$3,144	65%
Brewery management software	70,960	78,974	(10)%
Shipping coordination and label generation services	2,214,749	1,794,465	23%
Shipping calculator services	45,569	49,727	(8)%
Total revenues	$2,336,460	$1,926,310	21%

Revenues increased 21% in the second quarter primarily from the growth of our shipping coordination and label generation services.

Client service revenues increased $2,038 or 65% to $5,182 in the second quarter of 2018 compared to $3,144 in 2017. This increase is a result of the seasonal increase in sales of our movie poster auctions.

Brewery management software revenues decreased $8,014 to $70,960 in 2018 from $78,974 in 2017. The decrease in revenues is due to a reduced number of new clients and an increase in competition.

Shipping calculator services revenue decreased $4,158 or 8% to $45,569 in the second quarter of 2018 compared to $49,727 in 2017.  The decrease was primarily due to a decline in new customers and the projected transition to the new e-commerce shopping cart offering.

Shipping coordination and label generation service revenues increased $420,284 or 23% to $2,214,749 in the second quarter of 2018 compared to $1,794,465 in 2017. The increase is attributable to the increased marketing and brand recognition for this segment of our business.

Gross Profit

Gross profit increased $77,099 or 17% in the second quarter of 2018 to $536,267 compared to $459,168 in 2017. Gross margin decreased to 23% for the second quarter of 2018 from 24% in 2017. The decrease in gross margin is a result of a minor change in carrier rates for the shipping coordination and label generation services that the Company offers.

Operating Expenses

Total operating expenses in the second quarter 2018 were $726,458 compared to $605,919 in the second quarter of 2017, an increase of $120,539 or 20%. The increase is due to the investment in personnel and development for the new product lines in addition to the option compensation of $63,095 in the second quarter of 2018.

Other Income/Expense, net

Net other income (expense) in the second quarter of 2018 was ($2,685) compared to ($5,415) in the same period of 2017, a change of $2,730. This is primarily attributable to fluctuations in the stock price and its effect on the unrealized gain on stock price guarantee.

Net Loss

The Company realized a net loss in the second quarter of 2018 of ($193,336) compared to a net loss of ($153,210) for the same period in 2017. The net loss available to common stockholders for the second quarter of 2018 and 2017 represent ($0.08) and ($0.10) per share, respectively.

Comparison of the six months ended June 30, 2018 and 2017.

The following discussion compares the Company's results of operations for the six months ended June 30, 2018 with those for the six months ended June 30, 2017. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Six months Ended June 30,
	2018	2017	% Change
Client services	$10,565	$16,553	(36)%
Brewery management software	143,023	156,815	(9)%
Shipping coordination and label generation services	4,087,113	3,236,591	26%
Shipping calculator services	93,695	106,033	(12)%
Total revenues	$4,334,396	$3,515,992	23%

Revenues increased 23% in the first and second quarter primarily from the growth of our shipping coordination and label generation services.

Client service revenues decreased $5,988 or 36% to $10,565 in the first and second quarter of 2018 compared to $16,553 in 2017. This decrease is a result of the number of movie poster auctions held in 2018 compared to those held in same period for 2017.

Brewery management software revenues decreased $13,792 to $143,023 in 2018 from $156,815 in 2017. The decrease in revenues is due to a reduced number of new clients and an increase in competition.

Shipping calculator services revenue decreased $12,338 or 12% to $93,695 in the first and second quarter of 2018 compared to $106,033 in 2017.  The decrease was primarily due to a decline in new customers and the focus on transitioning this segment of the business to a new platform.

Shipping coordination and label generation service revenues increased $850,522 or 26% to $4,087,113 in the first and second quarter of 2018 compared to $3,236,591 in 2017. The increase is attributable to the increased marketing and strengthening of carrier and affiliate relationships for this segment of our business.

Gross Profit

Gross profit increased $175,887 or 20% in the first and second quarter of 2018 to $1,052,734 compared to $876,847 in 2017. Gross margin decreased to 24% for the first and second quarter of 2018 compared to 25% for 2017. The gross margin decreased as a result of the minor adjustments with the carrier rates and for shipping coordination and label generation services.

Operating Expenses

Total operating expenses in the first and second quarter 2018 were $1,759,029 compared to $1,222,816 in the first and second quarter of 2017, an increase of $536,213 or 44%. The increase is due to the increase in marketing efforts and growth in personnel for the new product offerings in addition to the option compensation of $419,449 in the first and second quarter of 2018.

Other Income/Expense, net

Net other income (expense) in the first and second quarter of 2018 was $4,849 compared to ($9,120) in the same period of 2017, a change of $13,969. This is primarily attributable to the unrealized gain on stock price guarantee of $8,498 compared to a loss of $12,707 in the same period of 2017.

Net Loss

The Company realized a net loss in the first and second quarter of 2018 of ($702,706) compared to a net loss of ($356,583) for the same period in 2017. The net loss available to common stockholders for the second quarter of 2018 and 2017 represent ($0.36) and ($0.22) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents provided by operating activities for the six months ended June 30, 2018 and 2017 is as follows:

	2018	2017
Net loss	$(702,706)	$(356,583)
Depreciation and amortization	436,469	425,649
Share-based compensation	419,449	-
Unrealized loss (gain) on stock price guarantee	(8,498)	12,707
Loss on disposal of property and equipment	1,951	-
Write-off of other receivable	-	1,032
Changes in current assets and liabilities	149,448	248,407
Net cash provided by operating activities	$296,113	$331,212

Working Capital and Liquidity

The Company had cash and cash equivalents of $550,637 at June 30, 2018, compared to $535,520 at December 31, 2017. The Company had a negative working capital of $1,292,568 at June 30, 2018, an improvement of $21,276 compared to $1,313,844 at December 31, 2017. The decrease in working capital deficit is attributable to the improved revenues and expense management associated with ShipTime Canada. The decrease to the cash and cash equivalents is due to an increase in expenses in addition to the cash used in the repurchase of common and preferred shares.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, as its principal financial officers have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer, and Chief Financial Officer both have concluded that, as of June 30, 2018, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified six material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of June 30, 2018, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2017.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended June 30, 2018.

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

PAID, INC.

	By:	/s/ Allan Pratt
Allan Pratt, Chief Executive Officer
	By:	/s/ W. Austin Lewis IV
Date: August 13, 2018		W. Austin Lewis, IV, Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)