Form 10-Q
period 2018-09-30
PAID INC
filed 2018-11-14
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
Yes ☐     No ☒

As of November 14, 2018, the issuer had outstanding 1,614,817 shares of its Common Stock.

PAID, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAID, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$550,563	$535,520
Accounts receivable, net	109,183	38,287
Funds held in trust	-	203,170
Prepaid expenses and other current assets	86,815	44,088
Total current assets	746,561	821,065

Property and equipment, net	101,167	92,486
Intangible assets, net	4,733,605	5,502,322
Goodwill	10,398,229	10,695,120
Total assets	$15,979,562	$17,110,993

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$703,503	$636,997
Notes payable	63,212	113,033
Related party note payable	-	30,176
Capital leases - current portion	8,848	8,459
Accrued expenses	1,101,362	1,066,994
Contract liabilities	207,222	279,250
Total current liabilities	2,084,147	2,134,909
Long term liabilities:
Capital leases - net of current portion	15,153	22,494
Deferred tax liability	1,234,412	1,269,660
Total liabilities	3,333,712	3,427,063
Commitments and contingencies
Shareholders' equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized; 3,784,712 and 3,724,547 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively; liquidation value of $11,503,321 and $11,301,999 at September 30, 2018 and December 31, 2017, respectively	3,785	3,725
Common stock, $0.001 par value, 25,000,000 shares authorized; 1,648,657 shares issued and 1,614,817 shares outstanding at September 30, 2018 and 1,648,657 shares issued and 1,634,122 shares outstanding at December 31, 2017	1,649	1,649
Additional paid-in capital	68,869,036	68,574,974
Accumulated other comprehensive income	582,573	975,877
Accumulated deficit	(56,753,346)	(55,845,766)
Common stock in treasury, at cost; 33,840 and 14,535 shares at September 30, 2018 and December 31, 2017, respectively	(57,847)	(26,529)
Total shareholders' equity	12,645,850	13,683,930

Total liabilities and shareholders' equity	$15,979,562	$17,110,993

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues, net	$2,238,445	$1,949,815	$6,572,841	$5,465,807
Cost of revenues:
Cost of revenues	1,653,382	1,397,048	4,787,214	3,890,505
Amortization of acquired technology	72,351	70,648	220,181	216,336
Total cost of revenues	1,725,733	1,467,696	5,007,395	4,106,841
Gross profit	512,712	482,119	1,565,446	1,358,966

Operating expenses:
Salaries and related	193,036	154,388	589,217	452,783
General and administrative	373,999	302,747	1,040,554	967,101
Stock-based compensation	297,384	118,572	716,833	118,572
Amortization of other acquired intangible assets	135,605	132,803	412,449	392,870
Total operating expenses	1,000,024	708,510	2,759,053	1,931,326
Loss from operations	(487,312)	(226,391)	(1,193,607)	(572,360)

Other income (expense):
Interest income (expense), net	13	(8,554)	(1,685)	(12,171)
Other income, net	44,280	555	42,329	7,759
Unrealized loss on stock price guarantee	(12,025)	(3,329)	(3,527)	(16,036)
Total other income (expense), net	32,268	(11,328)	37,117	(20,448)

Loss before provision for income taxes	(455,044)	(237,719)	(1,156,490)	(592,808)
Provision for income taxes	-	-	1,260	1,494
Net loss	(455,044)	(237,719)	(1,157,750)	(594,302)
Preferred share redemption discount	116,017	89,327	250,170	89,327
Preferred dividends	(6,830)	(5,989)	(19,160)	(18,898)
Net loss available to common shareholders	$(345,857)	$(154,381)	$(926,740)	$(523,873)

Net loss per share – basic and diluted	$(0.21)	$(0.09)	$(0.57)	$(0.32)
Weighted average number of common shares outstanding - basic and diluted	1,620,589	1,644,045	1,625,318	1,647,304
Condensed consolidated statements of comprehensive loss
Net loss	$(455,044)	$(237,719)	$(1,157,750)	$(594,302)
Other comprehensive income (loss):
Foreign currency translation adjustments	229,484	535,599	(393,304)	1,022,771
Comprehensive income (loss)	$(225,560)	$297,880	$(1,551,054)	$428,469

  See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
	2018	2017
Cash flows from operating activities:
Net loss	$(1,157,750)	$(594,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	649,537	638,926
Share-based compensation	716,833	118,572
Unrealized loss on stock price guarantee	3,527	16,036
Loss on disposal of property and equipment	1,944	-
Write-off of other receivables	-	1,026
Changes in assets and liabilities:
Accounts receivable	(71,625)	2,360
Prepaid expenses and other current assets	(43,103)	38,440
Accounts payable	81,532	91,596
Accrued expenses	33,709	98,888
Contract liabilities	(64,643)	(12,564)
Net cash provided by operating activities	149,961	398,978

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,182	-
Purchase of property and equipment	(31,226)	(17,977)
Net cash used in investing activities	(30,044)	(17,977)

Cash flows from financing activities:
Payments on capital leases	(6,110)	(4,161)
Payments on notes payable	(250,049)	(32,711)
Payments on related party note payable	(29,422)	(111,208)
Net cash used in financing activities	(285,581)	(148,080)
Effect of exchange rate changes on cash, cash equivalents and funds held in trust	(22,463)	49,710

Net change in cash, cash equivalents and funds held in trust	(188,127)	282,631

Cash, cash equivalents and funds held in trust, beginning of period	738,690	508,644

Cash, cash equivalents and funds held in trust, end of period	$550,563	$791,275
Reconciliation of cash, cash equivalents and funds held in trust at end of period:
Cash and cash equivalents	550,563	626,160
Funds held in trust	-	165,115
Cash, cash equivalents and funds held in trust at end of period	550,563	791,275

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,260	$1,494
Interest	$1,658	$3,617
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Repurchase of preferred and common stock with note payable	$202,656	$95,931

See accompanying notes to condensed consolidated financial statements

PAID, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2018

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

BeerRun Software is a brewery management and Alcohol and Tobacco Tax and Trade Bureau tax reporting software. Small craft brewers can utilize the product to manage brewery schedules, inventory, packaging, sales and purchasing. Tax reporting can be processed with a single click and is fully customizable by state or province. The software is designed to integrate with QuickBooks accounting platforms by using our powerful sync engine. We currently offer two versions of the software: BeerRun and BeerRun Light. The light version excludes some of the enhanced features of BeerRun without disrupting the core functionality of the software. Additional features include Brewpad and Kegmaster and can be added on to the base product. During 2018, the software was upgraded to create a better user experience.

ShipTime Canada Inc. has developed a SaaS-based application, which focuses on the small and medium business segments. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small and medium businesses and through long standing partnerships with selected associations throughout Canada.

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

Going Concern and Management's Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. For the nine months ended September 30, 2018, the Company reported a net loss of $1,157,750. The Company has an accumulated deficit of $56,753,346 and has a working capital deficit of $(1,337,586) as of September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management feels that the addition of the new PAID platform of services in addition to the continued growth of ShipTime’s services will return a valuable impact on the Company’s success in the near future. The ongoing positive cash flow from operations is a significant indicator of our successful transition to the new shipping services. In addition to the existing services provided, ShipTime will launch products in the United States that are complementary to the current offerings.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements and will have a positive impact on the Company for 2019 and future years.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The currencies of ShipTime, the Company’s international subsidiary, are in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at September 30, 2018. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 95% of its revenues from Canada and 5% from the U.S. during the three months ended September 30, 2018, compared to 93% from Canada and 7% from the U.S. during the three months ended September 30, 2017. For the nine months ended September 30, 2018 the Company derived 95% of its revenues from Canada and 5% from the U.S. compared to 93% from Canada and 7% from the U.S. during the same period in 2017.

At September 30, 2018, the Company maintained 99% of its property and equipment net of accumulated depreciation in Canada and the remaining 1% in the U.S.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three and nine months ended September 30, 2018 and 2017. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

For the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017, there were approximately 60,000 and 61,000 and 61,000 and 67,000, respectively, dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the periods then ended.

The Company computes its loss applicable to common shareholders by adding/subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, and any deemed dividends or discounts on redeemed preferred stock from its reported net loss and reports the same on the face of the condensed consolidated statements of operations and comprehensive loss.

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At September 30, 2018, the Company operated in the following four reportable segments:

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

The following table compares total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Client services	$2,890	$3,639	$13,455	$20,192
Shipping calculator services	40,699	46,990	134,394	153,023
Brewery management software	68,101	78,211	211,124	235,026
Shipping coordination and label generation services	2,126,755	1,820,975	6,213,868	5,057,566
Total revenues	$2,238,445	$1,949,815	$6,572,841	$5,465,807

The following table compares total loss from operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Client services	$2,234	$2,898	$10,366	$15,499
Shipping calculator services	(95,941)	(356,028)	(644,377)	(855,778)
Brewery management software	2,461	14,462	(8,376)	27,028
Shipping coordination and label generation services	(396,066)	112,277	(551,220)	240,891
Total loss from operations	$(487,312)	$(226,391)	$(1,193,607)	$(572,360)

Reclassifications

Certain amounts were reclassified in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 in order to conform to the current period presentation.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash”, which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. The Company adopted this standard in 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its condensed consolidated financial statements: cash, cash equivalents, and funds held in trust reported on the condensed consolidated statement of cash flows now includes funds held in trust of $203,170, $165,115, and $169,082 as of December 31, 2017, September 30, 2017 and December 31, 2016, respectively, as well as previously reported cash and cash equivalents.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018, the Company elected to adopt the Modified Retrospective Transition method and has determined there is no impact on its consolidated financial statements (see Note 5 for additional details on this implementation and the required disclosures).

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this updated guidance clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The guidance in this update is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2017-01 as of January 1, 2018, which had no impact on the Company’s financial statements as of and for the three and nine months ended September 30, 2018.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting”. The amendments in this update expand the scope of the employee based share payments to non-employees and are intended to reduce cost and complexity for share based payments to non-employees. ASU 2018-07 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has elected to early adopt ASU 2018-07 as of June 30, 2018, which required the Company to measure the fair value of the awards for one non-employee as of the adoption date. The new measurement did not have a material effect on the Company’s condensed consolidated financial statements.

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2018 (unaudited)	December 31, 2017
Payroll and related costs	$2,796	$3,448
Royalties	51,838	51,838
Stock price guarantee	884,241	880,713
Other	162,487	130,995
Total	$1,101,362	$1,066,994

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

At September 30, 2018 and December 31, 2017, intangible assets consisted of the following:

	September 30, 2018	December 31, 2017
Patents	$16,000	$16,000
Software	83,750	83,750
Trade Name	829,594	850,311
Technology	529,816	540,201
Client list / relationship	4,870,721	4,998,130
Accumulated amortization	(1,596,276)	(986,070)
	$4,733,605	$5,502,322

Amortization expense of intangible assets for all subsidiaries for the nine months ended September 30, 2018 and 2017 was $632,630 and $609,206, respectively.

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

For the nine months ended September 30, 2018, goodwill activity was as follows:

For the Nine Months Ended September 30,
2018
Beginning Balance	$10,695,120
Effect of exchange rate changes	(296,891)
Ending Balance	$10,398,229

Note 4. Commitments and Contingencies

Notes Payable

In 2017, the Company entered into two notes payable with a shareholder to repurchase common and preferred shares. The first note was for a period of one year for CAD $120,000 with payment terms of twelve equal installments of CAD $10,328 at an interest rate of 6%. The second note was an interest-free seven-month note for CAD $70,992 with payment terms of one payment of CAD $10,000 followed by six equal installments of CAD $10,165. Both of these notes were paid in full in 2018.

In January 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note was an interest-free, eight-month note for CAD $66,708 with payment terms of one payment of CAD $10,000 followed by eight equal installments of CAD $8,101. This note was paid in full in the third quarter of 2018. In April 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note was an interest-free, fifteen-month note for CAD $72,500. The Company made payments on this note in the amount of CAD $31,726. The balance of CAD $40,774 on this note was offset in the third quarter of 2018 against a note receivable to the same party (see below). In August 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note is an interest-free, six-month note for CAD $122,400 with payment terms of six equal installments of CAD $20,400.

The balance of the note payable on September 30, 2018 is USD $63,212. The note payable is scheduled to be paid in full in the first quarter of 2019.

 Related Party Note Payable

In June 2017, the Company agreed to make monthly payments of $5,000 CAD to related parties for seven months followed by monthly payments of $15,000 CAD with one final payment in March 2018. As of March 31, 2018, the note was paid in full.

Notes Receivable

In April 2018, the Company entered into an agreement with a third party to develop software to assist with the growth of the e-commerce platform. The agreement contained a loan to a third party in the amount of $144,000 to be loaned by the Company in eighteen installments of which CAD $40,744 was actually loaned during the nine month period ended September 30, 2018.

During the third quarter of 2018, the Company cancelled the agreement and called the CAD $40,774 note with the third party developer. As a result, the balance of the note receivable was offset against the CAD $72,500 note payable for the repurchase of common and preferred shares issued to the same party (see above), and no balance on the note receivable is due.

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $60.00 per share as adjusted for the reverse stock split.  If the shares are not at the required $60.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  As of September 30, 2018 and December 31, 2017, the maximum value of the stock price guarantee was $884,241 and $880,713, respectively, as the Company’s stock price was below $60.00 per share at September 30, 2018 and December 31, 2017, although some or all of the stock may already be sold and no longer subject to a guaranty and any required payment would be disputed by the Company. For the nine months ended September 30, 2018 and 2017, the Company recorded an unrealized loss on stock price guarantee of ($3,527) and ($16,036), respectively.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2018, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreements. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

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

Nature of Goods and Services

For label generation service revenues the Company recognizes revenue when a customer has successfully prepared a shipping label and had a pickup. Customers with pickups after the end of the reporting period are recorded as contract liabilities on the condensed consolidated balance sheets. The service is offered to consumers via an online registration and allows users to create a shipping label using a credit card on their account. ShipTime, in partnership with the Canadian Federation of Independent Businesses (“CFIB”), offered a cash rebate to its customers. Revenues were recognized net of the cash rebates, which were held in “funds held in trust” account in the accompanying condensed consolidated balance sheets. The cash rebates are available for twelve months for future use. Rebate revenue is recognized when the rebate is used.

Beginning in 2018, customers are offered airline miles as a reward in lieu of a cash rebate. As a result, the CFIB allowed the Company to release the funds held in trust for unused customer rebates back to cash and cash equivalents. As the Company transitioned from cash rebates to airline mile rewards, customers were allowed to convert their existing cash rebate balances to airline miles at the rate of 10 miles per $1 of rebates. For the quarter ended September 30, 2018, the Company recognized $44,280 of other income related to these conversions as the cost of the exchanged airline miles was less than the value of the cash rebates exchanged. Unused airline miles are recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, contract assets consist of only a small balance of accounts receivable, totaling $109,183 and $38,287 as of September 30, 2018 and December 31, 2017, respectively. Generally, the Company does not have material amounts of other contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $207,222 and $279,250 at September 30, 2018 and December 31, 2017, respectively.

Practical Expedients and Exemptions

The Company has elected the following practical expedients allowed under Topic 606:

o
Payment terms with the Company’s customers, which are one year or less, are not considered a significant financing component.

o
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

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock holders have no voting rights and have an aggregate liquidation value of $11,503,321 at September 30, 2018. The Series A Preferred Stock also carries a coupon payment obligation of 1.5% per year calculated by taking the 30-day average closing price for an equal number of shares of common stock for the month immediately preceding the coupon payment date, which is made annually. Payout of the coupon may be made out of existing cash or in shares of Series A Preferred Stock of the Company. For the three and nine month periods ended September 30, 2018 and 2017, the estimated portion of the annual coupon is $6,830 and $5,989 and $19,160 and $18,898, respectively, which has been added to the liquidation value of the preferred stock as the Company does not anticipate paying the coupon in cash. The Series A Preferred Stock have no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued.

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

The Company has authorized and reserved for future issuance 480,880 shares of common stock and 3,347,304 shares of preferred stock with respect to the remaining exchangeable shares to be issued as a result of the ShipTime acquisition.

Share Repurchase

During 2017, the Company entered into three agreements to repurchase exchangeable shares of ShipTime common stock. Each ShipTime exchangeable share exchanges into 311 preferred shares and 45 common shares of the Company. The total shares exchanged in these transactions were 14,535 common shares and 100,453 preferred shares. The allocated discount on the repurchase of the preferred stock was $1.77 per share of preferred stock and has been recorded in accumulated deficit, and was added to the net loss available to common shareholders in accordance with ASC 260-10-S99-2. The repurchase of the common shares was recorded at an allocated cost of $1.83 per share.

In January 2018, the Company entered into an agreement to repurchase 109 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction were 4,905 common shares and 33,899 preferred shares of the Company. The allocated discount on the repurchase of the preferred stock was $1.87 per share and has been recorded in accumulated deficit, and was added to the net loss available to common shareholders. The repurchase of the common shares was recorded at an allocated cost of $1.59 per share. In April 2018, the Company entered in a second agreement with a shareholder to purchase 120 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction were 5,400 common shares and 37,320 preferred shares of the Company. The discount on the repurchase of preferred stock was $1.90 per share and has been recorded in accumulated deficit, and was added to the net loss available to common shareholders. The repurchase of the common shares was recorded at an allocated cost of $1.58 per share. In August 2018, the Company entered in an additional agreement with a shareholder to purchase 200 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction were 9,000 common shares and 62,200 preferred shares of the Company. The discount on the repurchase of preferred stock was $1.87 per share and has been recorded in accumulated deficit, and was added to the net loss available to common shareholders. The repurchase of the common shares was recorded at an allocated cost of $1.58 per share.

Share-based Incentive Plans

During the period ended March 31, 2018, the Board of Directors voted to approve the 2018 Stock Option Plan which reserves 450,000 non-qualified stock options to be granted to employees. The Company has three additional stock option plans that include both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The Company granted 183,700 stock options to employees and consultants during the quarter ended March 31, 2018. The options have vesting periods of immediately and over a two-year period, they expire if not exercised within ten years from grant date, and the exercise price is $4.10 per share. During the third quarter of 2018, the Board of Directors voted to approve Executive Compensation by means of issuance of 193,584 preferred shares valued at $257,468. As a result of the issuance, during the three and nine month periods ended September 30, 2018 the Company recorded share-based compensation expense of $297,384 and $716,833, respectively. During the third quarter of 2018 there were 23,325 options that expired.

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

Paid products are in development and include PaidCart and PaidPayments. These additional offerings will provide a full e-commerce solution for small businesses.

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017.

The following discussion compares the Company's results of operations for the three months ended September 30, 2018 with those for the three months ended September 30, 2017. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.
	Three months Ended September 30,
	2018	2017	% Change
Client services	$2,890	$3,639	(21)%
Brewery management software	68,101	78,211	(13)%
Shipping coordination and label generation services	2,126,755	1,820,975	17%
Shipping calculator services	40,699	46,990	(13)%
Total revenues	$2,238,445	$1,949,815	15%

Revenues increased 15% in the third quarter primarily from the growth of our shipping coordination and label generation services.

Client service revenues decreased $749 or 21% to $2,890 in the third quarter of 2018 compared to $3,639 in 2017. This decrease is a result of the depleted inventory of our movie posters resulting in fewer auctions.

Brewery management software revenues decreased $10,110 to $68,101 in 2018 from $78,211 in 2017. The decrease in revenues is due to a reduced number of new clients and an increase in competition.

Shipping calculator services revenue decreased $6,291 or 13% to $40,699 in the third quarter of 2018 compared to $46,990 in 2017.  The decrease was primarily due to a decline in new customers and the projected transition to the new e-commerce shopping cart offering. During 2018 the Company discontinued offering several e-commerce shipping calculator plugins with the anticipation of a new offering.

Shipping coordination and label generation service revenues increased $305,780 or 17% to $2,126,755 in the third quarter of 2018 compared to $1,820,975 in 2017. The increase is attributable to the increased marketing, new corporate partnerships and brand recognition for this segment of our business.

Gross Profit

Gross profit increased $30,593 or 6% in the third quarter of 2018 to $512,712 compared to $482,119 in 2017. Gross margin decreased to 23% for the third quarter of 2018 from 25% in 2017. The decrease in gross margin is a result of a minor change in carrier rates for the shipping coordination and label generation services that the Company offers.

Operating Expenses

Total operating expenses in the third quarter 2018 were $1,000,024 compared to $708,510 in the third quarter of 2017, an increase of $291,514 or 41%. The increase is primarily due to the one time executive compensation of $257,468 and the addition of new personnel in the third quarter of 2018.

Other Income/Expense, net

Net other income (expense) in the third quarter of 2018 was $32,268 compared to ($11,328) in the same period of 2017, a change of $43,596. This is primarily attributable to new program in place to award airline miles in lieu of rebates on certain transactions. The existing rebate credits have a higher value than the airline miles. As customers elect to convert credits to miles the Company records difference in other income.

Net Loss

The Company realized a net loss in the third quarter of 2018 of ($455,044) compared to a net loss of ($237,719) for the same period in 2017. The net loss available to common stockholders for the third quarter of 2018 and 2017 represent ($0.21) and ($0.09) per share, respectively.

Comparison of the nine months ended September 30, 2018 and 2017.

The following discussion compares the Company's results of operations for the nine months ended September 30, 2018 with those for the nine months ended September 30, 2017. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.
	Nine months Ended September 30,
	2018	2017	% Change
Client services	$13,455	$20,192	(33)%
Brewery management software	211,124	235,026	(10)%
Shipping coordination and label generation services	6,213,868	5,057,566	23%
Shipping calculator services	134,394	153,023	(12)%
Total revenues	$6,572,841	$5,465,807	20%

Revenues increased 20% in 2018 primarily from the growth of our shipping coordination and label generation services.

Client service revenues decreased $6,737 or 33% to $13,455 compared to $20,192 in 2017. This decrease is a result of the number of movie posters available for auction in 2018 compared to those held in same period for 2017.

Brewery management software revenues decreased $23,902 to $211,124 in 2018 from $235,026 in 2017. The decrease in revenues is due to a reduced number of new clients and an increase in competition.

Shipping calculator services revenue decreased $18,629 or 12% to $134,394 in 2018 compared to $153,023 in 2017.  The decrease was primarily due to a decline in new customers and the focus on transitioning this segment of the business to a new platform.

Shipping coordination and label generation service revenues increased $1,156,302 or 23% to $6,213,868 in 2018 compared to $5,057,566 in 2017. The increase is attributable to the increased marketing and strengthening of carrier and affiliate relationships for this segment of our business.

Gross Profit

Gross profit increased $206,480 or 15% in 2018 to $1,565,446 compared to $1,358,966 in 2017. Gross margin decreased to 24% compared to 25% for 2017. The gross margin decreased as a result of the minor adjustments with the carrier rates and for shipping coordination and label generation services.

Operating Expenses

Total operating expenses in 2018 were $2,759,053 compared to $1,931,326 in 2017, an increase of $827,727 or 43%. The increase is due to the increase in marketing efforts and growth in personnel for the new product offerings in addition to the executive and option compensation of $716,833 in 2018.

Other Income/Expense, net

Net other income (expense) in 2018 was $37,117 compared to ($20,448) in the same period of 2017, a change of $57,565. This is primarily attributable to the additional customer reward program that was implemented in the third quarter of 2018.

Net Loss

The Company realized a net loss in 2018 of ($1,157,750) compared to a net loss of ($594,302) for the same period in 2017. The net loss available to common stockholders for the third quarter of 2018 and 2017 represent ($0.57) and ($0.32) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents provided by operating activities for the nine months ended September 30, 2018 and 2017 is as follows:

	2018	2017
Net loss	$(1,157,750)	$(594,302)
Depreciation and amortization	649,537	638,926
Share-based compensation	716,833	118,572
Unrealized loss on stock price guarantee	3,527	16,036
Loss on disposal of property and equipment	1,944	-
Write-off of other receivable	-	1,026
Changes in current assets and liabilities	(64,130)	218,720
Net cash provided by operating activities	$149,961	$398,978

Working Capital and Liquidity

The Company had cash, cash equivalents and funds held in trust of $550,563 at September 30, 2018, compared to $738,690 at December 31, 2017. The Company had a negative working capital of $1,337,586 at September 30, 2018, a change of ($23,742) compared to $1,313,844 at December 31, 2017. The increase in working capital deficit is attributable to the additional programs launched in the third quarter of 2018 in addition to the ongoing share repurchase agreements the Company has engaged in. The decrease to the cash, cash equivalents and funds held in trust is due to the full refund received of our funds held in trust as of the third quarter 2018.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, as its principal financial officers have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer, and Chief Financial Officer both have concluded that, as of September 30, 2018, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified six material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2017.

Changes in Internal Control over Financial Reporting

There were several changes in our internal control over financial reporting during the quarter ended September 30, 2018. The Company has implemented policies and procedures to assure that there is a segregation of duties, evaluation of financial reporting and ongoing monitoring of activities. The Company continues to evaluate the internal controls over financial reporting and is working toward implementation of corporate governance, increased communication and updates to control documents and documentation of all procedures.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of September 30, 2018, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2017.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended September 30, 2018.

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

PAID, INC.

	By:	/s/ Allan Pratt
Allan Pratt, Chief Executive Officer
	By:	/s/ W. Austin Lewis IV
Date: November 14, 2018		W. Austin Lewis, IV, Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)