Form 10-K
period 2018-12-31
PAID INC
filed 2019-04-01
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Over-the-Counter Bulletin Board on June 30, 2018 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $4,199,508

As of April 1, 2019, the registrant had 1,614,817 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index

PAID, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

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

Item 1. Business

Overview

PAID, Inc. (the “Company” or “PAID”) was incorporated in Delaware on August 9, 1995. The Company has multiple web addresses, www.paid-corp.com, which offers updated information on various aspects of our operations and www.shiptime.com which showcases our online label generation software. Information contained in the Company's website shall not be deemed to be a part of this Annual Report. The Company's principal executive offices are located at 225 Cedar Hill Street, Marlborough, Massachusetts 01581 with offices also located at 700 Dorval Drive, Oakville, Ontario, Canada. The Company's telephone number is (617) 861-6050.

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

Our Business

ShipTime Inc. ShipTime’s platform provides its members with the ability to quote, process, track and dispatch shipments while getting preferred rates on packages and skidded less than truckload (“LTL”) freight shipments throughout North America and around the world. In addition to these features, ShipTime also provides what it refers to as “Heroic Multilingual Customer Support.” In this capacity, ShipTime acts as an advocate on behalf of its clients in resolving matters concerning orders and shipping.  With an increasing focus and service offering for e-commerce merchants; which include online shopping carts, inventory management, payment services, client prospecting and retention software, ShipTime can help merchants worldwide grow and scale their businesses. ShipTime generates monthly recurring revenue through transactions and “software as a service” (SAAS) offerings. It currently serves in excess of 50,000 members in North America and has plans to expand its services into Europe and then worldwide.

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

BeerRun Software. BeerRun Software is a brewery management and Alcohol and Tobacco Tax and Trade Bureau tax reporting software. Small craft brewers can utilize the product to manage brewery schedules, inventory, packaging, sales and purchasing. Tax reporting can be processed with a single click and is fully customizable by state or province. The software is designed to integrate with QuickBooks accounting platforms by using our powerful sync engine. We currently offer two versions of the software BeerRun and BeerRun Light which excludes some of the enhanced features of BeerRun without disrupting the core functionality of the software. Additional features include Brewpad and Kegmaster and can be added on to the base product. Craft brewing continues to grow in the United States and we feel that there is potential to grow this portion of our business.

Business Strategy

The Company’s focus in 2018 was to effectively execute the integration of Paid Inc. and ShipTime while ensuring that our mission; (“To provide a comprehensive e-commerce platform for global small to medium enterprises that deliver the infrastructure and the tools to allow our members to seamlessly market, transact, ship and manage their businesses to thrive in an online world”) continued to move with the velocity needed for our members to compete in today’s on-line marketplace.

While the ShipTime portion of our business is now our key revenue driver; our strategy in 2018 was to continue to buildout the foundation of our e-commerce platform while driving our core business forward with double digit growth. By continuing to offer small to medium enterprises meaningful solutions and an integrated infrastructure platform we can enhance the value proposition to both our channel partners and our growing customer base allowing us to cost effectively break into new markets.

In order to support the Company’s members via our strategic build-out of e-commerce services, a transition has begun to shift our Heroic Support team from an inbound support role to a combined Support and Customer Success mindset. Our Customer Success Team will be engaging with our prospects and members to provide guidance and support in utilizing new tools and services. We will be engaging our customers in new ways so they can focus on their core business and competencies. Paid will provide the infrastructure to support and assist in accelerating growth for our customers in both their existing markets and provide assistance to reach new markets as well.

Our strategy for the shipping calculator clients includes upgrading the AuctionInc clients to our new Paid platform. We are increasing our product offerings to include plugins for several online shopping cart platforms. The process of augmenting our service offering to our BeerRun clients began in the 4th quarter of 2017 with a roll-out continuing throughout 2018. BeerRun continues to be a valuable component of the Company, we hope to maintain and grow our client base in the Craft Brewery industry.

 The business strategy described above is intended to expand our markets, increase revenue per member while enhancing our opportunities in the online e-commerce market. There are always a variety of factors that may impact our plans and inhibit our success. See “Risk Factors” included in Item 1A. Therefore, we have no guarantees and can provide no assurances, that our plans will be successful.

Marketing and Sales

The Company continues to successfully nurture and grow the relationships with our channel partners and has added new relationships that are global in scope. While much of the growth and success in 2018 was the result of the cooperative efforts of ShipTime and our channel partners with new marketing initiatives, this strategy alone will not be enough to drive our new service offerings without enhancing our marketing strategy. A foundation was mapped out in 2018 to pursue new digital marketing efforts, as well as an in-house sales team to fast forward our growth.

The Company will continue to market PAID, ShipTime and BeerRun throughout 2019 and beyond. Cross selling efforts will be enhanced and new features are being added to our Paid platform. Based on experience and feedback with existing partnerships that promote our product lines, the Company believes that creating additional partnerships beyond North America is an effective marketing tool to promote and encourage new registrations. Additional resources and marketing initiatives will be utilized to increase onboarding and converting our members to being active long-time users of the Company’s services in order to accelerate our growth.

Revenue Sources

In 2018, our revenues were primarily derived from our label generation services. This portion of our business has maintained consistent growth since our merger in 2016. In addition to the label generation services we continue to focus on launching our new e-commerce platforms and releasing enhancements to our brewery management software. See “Risk Factors” included in Item 1A. We have no guarantees and can provide no assurances that our plans will be successful.

Competition

Technology within the logistics industry is highly competitive and we have focused a variety of differentiators including our Heroic Customer Support™ to elevate our services beyond those of our competition. Our product offerings may also be available from other companies in our industry and we continue to emphasize value and quality customer support. The ShipTime trademark has been registered in both Canada and the United States. Our line of AuctionInc shipping calculator software is proprietary. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology. We believe that our products and other proprietary rights do not infringe on the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products or other works of ours.

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

As with any software product BeerRun is not excluded from the competitive market. There are a growing number of competitors in the industry all with a unique perspective. The launch of our new offering has helped us maintain a presence in the brewery management industry. Our sales and support team stays informed with the competition and we have the ability to modify our product as the industry changes.

Research and Development

Over the past years the Company has made significant progress developing new integrations with e-commerce shopping cart platforms. The Company now employs several developers who are focused on the growth of the PAID brand and ShipTime products and their technologies. Our technology roadmap has been projected for the 2019 calendar year and we have enhancements scheduled for all aspects of our businesses. Our strategy includes a product redesign, new websites, e-commerce shopping cart solutions, a merchant payment processing platform, shipping calculator enhancements and many additional features and upgrades to our online shopping and shipping tools.

Employees

As of March 30, 2019, the Company currently has one part time and sixteen full time equivalent employees. We have no collective bargaining agreements and consider the relationship with our employees to be good.

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
●
our ability to market, license and enforce our shipping calculator, payment processing platform and shopping cart;
●
development of equal or superior internet portals, shipping calculators and related services by competitors; and
●
our ability to maintain competitive pricing with our carriers

              To address these risks, we must, among other things, successfully market our e-commerce shopping cart, our merchant payment platform, shipping label generation services and brewery management solutions, continue to develop new relationships with carriers, e-commerce service providers and craft brewers, maintain our customer base, attract significant numbers of new customers, respond to competitive developments, and continue to develop and upgrade our technologies. We cannot offer any assurances that we will be successful in addressing these risks.

We incurred substantial losses each year since 1999. There can be no assurance that we will be profitable in the future.

Our capital is limited and we may need additional financing to continue operations.

We require substantial working capital to fund our business. If we are unable to obtain additional financing in the amounts desired and on acceptable terms, or at all, or issue stock, we could be required to reduce significantly the scope of our expenditures, which would have a material adverse effect on our business potential and the market price of our common stock. By raising additional funds by issuing equity securities, our shareholders will be further diluted. Based on our cash position as of December 31, 2018 we may need additional capital to fund our anticipated operating expenses over the next 12 months. If we require additional funding, there can be no assurances that the financing will be obtained, or if obtained, that funding will be obtained on reasonably acceptable terms.

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

As a strategic response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on our results of operations and financial condition. In 2018, our revenues were derived from our shipping coordination, shipping label generation services, shipping calculator services, and brewery management software solutions.

The successful operation of our business depends upon the supply of critical technology elements from other third parties, including our internet service provider and technology licensors.

Our operations depend on a number of third parties for internet/telecom access, delivery services, and software services. We have limited control over these third parties and no long-term relationships with many of them. We rely on an internet service provider to connect our websites to the internet. From time to time, we have experienced temporary interruptions in our websites connection and also our telecommunications access. The Company has recently secured a secondary subscription for our internet services and have migrated our hosted services to a cloud based offsite location in order to mitigate any potential outages. We license technology and related databases from third parties for certain elements of our properties. Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services. Our internally developed software depends on operating system, database and server software that was developed and produced by and licensed from third parties. We have from time to time discovered errors and defects in the software from these third parties and, in part, rely on these third parties to correct these errors and defects in a timely manner. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business, and could expose us to liabilities to third parties.

Our failure to manage growth could place a significant strain on our management, operational and financial resources.

Growth places a significant strain on our management, operational and financial resources, and has placed significant demands on our management, which currently include two executive officers and a vice president of sales. In order to manage growth, we will be required to expand existing operations, particularly with respect to enhanced product offerings, customer service and development, to improve existing and implement new operational, financial systems, procedures and controls. In 2018, the Company added a significant number of personnel and has included in its growth a number of new positions to assist with the workload.

We have experienced some strain on our resources because of:

●
the need to manage relationships with various technology licensors, other websites and services, and other third parties;
●
pressures for the continued development of our core of software products; and
●
the need for additional sales and marketing personnel.

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

We are substantially dependent on the continued services of our key executive officers, Allan Pratt as Chief Executive Officer and W. Austin Lewis, IV, as Chief Financial Officer. Mr. Pratt brings valuable relationships with carriers and their affiliates in both Canada and the Unites States and Mr. Lewis has specialized knowledge and skills with respect to our Company and our operations and relationships with our clients. As a result, if Mr. Lewis or Mr. Pratt were to leave our Company, we could face some difficulties in hiring qualified successors. We do not maintain any key person life insurance.

Our Company's success will depend on our ability to attract and retain qualified personnel.

We believe that our future success will depend upon our ability to identify, attract, hire, train, motivate and retain other highly skilled managerial, accounting, technical consulting, marketing and customer service personnel. The Company has recently added five new employees and has had minimal turnover in the last year. We cannot offer assurances that we will be successful in attracting, assimilating or retaining the necessary personnel, and the failure to do so could have an adverse effect on our business.

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

We periodically have experienced minor systems interruptions, including internet disruptions. Some of the interruptions are due to upgrading our equipment to increase speed and reliability. During these upgrades the outages have generally lasted less than an hour. Any systems interruptions, including internet disruptions, which result in the unavailability of our services, could harm our business. In addition to placing increased burdens on our engineering staff, these outages create a large number of user questions and complaints that need to be responded to by our personnel. We cannot offer assurances that:

●
we will be able to accurately project the rate or timing of increases if any, in the use of our services; or

●
we will have uninterrupted access to the internet.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company's internal control over financial reporting in their annual reports, including Form 10-K. We have identified deficiencies and material weaknesses in our internal controls and have taken steps to remediate them as cost-effectively as possible. Based on these deficiencies and material weaknesses, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

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

It is possible that new competitors or alliances may emerge and rapidly acquire market share. Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand recognition, any one of which could materially adversely affect our business, results of operations and financial condition. Many of our current and potential competitors have greater financial, marketing, customer support, technical and other resources than the Company. As a result, these competitors may be able to provide services on more favorable terms than we can, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development of their products than the Company.

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

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, fuel prices, interest and tax rates and inflation can significantly impact our operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending, can also significantly impact our operating results. Negative factors such as challenging economic conditions, public concerns over terrorism and security incidents, particularly when combined, can impact corporate and consumer spending and one negative factor can impact our results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by economic conditions, thereby possibly impacting our operating results and growth.

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

The market price of the shares of our common stock has been, and is likely to be, highly volatile. During the year ended December 31, 2018 our stock price as quoted on the OTC Pink operated by the OTC Markets Group, Inc., on the OTCPINK has ranged from a high of $4.10 per share to a low of $2.30 per share. The variance in our share price makes it difficult to forecast with any certainty the stock price at which you may be able to buy or sell your shares of our common stock. The market price for our stock could be subject to wide fluctuations in response to factors that are out of our control such as:

●
actual or anticipated variations in our results of operations;

●
announcements of new products, services or technological innovations by our competitors;

●
short selling our common stock and stock price manipulation;

●
merger, split or issuance;

●
developments in internet regulation; and

●
general conditions and trends on the internet and e-commerce industries.

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

Our common stock is currently quoted on the OTCPINK, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There are a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the year ended December 31, 2018 the actual daily trading volume ranged from a low of 0 shares of common stock to a high of over 9,500 shares of common stock. Selling our shares can be more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares purchased should they desire to do so.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s primary offices are located at 700 Dorval Drive, Oakville, Ontario with a presence at 225 Cedar Hill Street, Marlborough, Massachusetts, pursuant to a lease agreement for the Oakville property which expires in August 2023.

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

The following table sets forth the high and low bid information for our common stock as reported by OTCPINK for the eight quarters ended December 31, 2018 (retroactively to reflect the reverse stock split). The quotations from the OTCPINK reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

2017	High	Low
Quarter ended March 31, 2017	$7.20	$2.11
Quarter ended June 30, 2017	$5.10	$2.83
Quarter ended September 30, 2017	$3.81	$2.70
Quarter ended December 31, 2017	$3.58	$2.65

2018	High	Low
Quarter ended March 31, 2018	$4.10	$2.83
Quarter ended June 30, 2018	$4.00	$3.00
Quarter ended September 30, 2018	$4.00	$3.25
Quarter ended December 31, 2018	$3.70	$2.30

As of April 1, 2019, there were approximately 858 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

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

Under a Support Agreement, the Company is required to treat holders of Exchangeable Shares substantially similar, or economically equivalent, to holders of Company stock.  As such, under the Support Agreement, the Company cannot declare or pay any dividend or other distribution on Company stock unless ShipTime Inc. simultaneously declares or pays the dividend or distribution on the Exchangeable Shares and has sufficient money or other assets to meet these requirements. In turn, ShipTime Inc. would effect a corresponding dividend or distribution of its securities related to the Exchangeable Shares.  The Company also undertakes to advise ShipTime Inc. of the declaration of dividend or distribution, among other similar events, and to cooperate with it to effect the dividend or distribution as of the same record and effective date.   The Company is also required in this case to segregate funds to pay for the dividend, and to reserve sufficient number of shares to permit the exchange of the Exchangeable Shares into the required number of Company shares of common stock and preferred stock.  The Support Agreement is also binding on any successor to the Company and with respect to any successor transaction.

Equity Compensation Plan Information

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	16,000	$23.33	-
Equity Compensation Plans Not Approved by Security Holders	254,177	$3.40	275,823
Total	270,177	$4.58	275,823

See Note 11, Notes to Consolidated Financial Statements for the years ended December 31, 2018 and 2017 included in Part IV, Item 15, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

Repurchase of Equity Securities

During the year ended December 31, 2018 the Company purchased 19,305 shares of common stock which are held in treasury stock for future issuance.

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

Overview

ShipTime Inc. has developed a SaaS based application, which focuses on the small to medium business segment. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small businesses and through long standing partnerships with selected associations throughout Canada.  Our focus in 2019 will be to significantly grow this portion of our business.

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

The Company recognizes revenues in accordance with the FASB ASC Topic 606. Accordingly, the Company recognizes revenues when the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

For label generation service revenues the Company recognizes revenue when a customer has successfully prepared a shipping label and had a pickup. Customers with pickups after the end of the reporting period are recorded as contract liabilities on the consolidated balance sheets. The service is offered to consumers via an online registration and allows users to create a shipping label using a credit card on their account. ShipTime, in partnership with the Canadian Federation of Independent Businesses (“CFIB”), offered a cash rebate to its customers. Revenues were recognized net of the cash rebates, which were held in “funds held in trust” account in the accompanying consolidated balance sheets. The cash rebates are available for twelve months for future use. Rebate revenue is recognized when the rebate is used. During 2018, the Company added a new airline mile program to replace the rebate program. Customers can earn 5% of their base and fuel spend on ShipTime revenue in the form of Aeroplan miles.

For shipping calculator revenues and brewery management software revenues, the Company recognizes subscription revenue on a monthly basis. Shipping calculator customers’ renewal dates are based on their date of installation and registration of the shipping calculator line of products. The timing of the revenue recognition and cash collection may vary within a given quarter and the deposits for future services are recorded as contract liabilities on the consolidated balance sheets. Brewery management software subscribers are billed monthly at the first of the month. All payments are made via credit card for the month following.

Foreign Currency

The currencies of ShipTime, the Company’s international subsidiary, are in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at December 31, 2018. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. During the year ended December 31, 2018 the Company recorded impairment to goodwill in the amount of $10,354,172. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in additional impairment of long-lived assets in the future.

Share-Based Compensation

The Board of Directors has on occasion voted to award stock options or preferred shares to employees or directors. The price at which the option shares may be purchased is based on the fair market value of the shares on the date of the agreement. Each recipient’s option agreement may differ; the vesting terms may vary from fully vested immediately to one-third immediately, one-third vesting in 18 months and the final one-third vesting in 36 months from the date of the grant or one-third immediately, one-third vesting on January 1, 2019 and one-third vesting on January 1, 2020. Historically the options granted have had a 10-year term. If the recipient’s employment or relationship with the Company is terminated the options recipient may be allowed up to three months to exercise their options. Option compensation is calculated by using the Black-Scholes-Merton option pricing model to estimate the fair value of these share-based awards.

Results of Operations

Comparison of the years ended December 31, 2018 and 2017

The following discussion compares the Company's results of operations for the year ended December 31, 2018 with those for the year ended December 31, 2017. The Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Years ended December 31,
	2018	2017	% Change
Client services	$16,079	$22,702	(29)%
Shipping calculator services	176,159	205,748	(14)%
Brewery management software	273,294	309,049	(12)%
Shipping coordination and label generation services	8,787,918	7,034,498	25%
Total revenues	$9,253,450	$7,571,997	22%

Revenues increased 22% in 2018 primarily from the continued growth of the shipping coordination and label generation services.

Client services revenues decreased $6,623 or 29% to $16,079 compared to $22,702 in 2017. The decrease was attributable to depleting inventory of our movie posters available for auction.

Shipping calculator service revenues decreased $29,589 or 14% to $176,159 compared to $205,748 in 2017. The decrease was attributed to limited offerings of new services in the AuctionInc. portal. The Company is preparing to launch a new platform and has discontinued selling to new clients.

               Brewery management software revenues decreased $35,755 or 12% to $273,294 in 2018 compared to $309,049 in 2017. The decrease is attributable to the additional competition in the brewery management software industry.

Shipping coordination and label generation service revenues increased $1,753,420 or 25% to $8,787,918 in 2018 compared to $7,034,498 in 2017. The increase is attributable to the increased marketing, new corporate partnerships and brand recognition for this segment of our business.

Gross Profit

Gross profit increased $305,907 or 16% to $2,191,267 in 2018 compared to $1,885,360 in 2017. Gross margin decreased 1 percentage points to 24% in 2018 from 25% in 2017. The decrease in gross margin was partially due to the adjustments in pricing for several of our shipping coordination and label generation customers.

Operating Expenses

Total operating expenses in 2018 were $13,846,660 compared to $2,576,112 in 2017, an increase of $11,270,548 or 438%. The increase is mainly due to the goodwill impairment of $10,354,172 recorded in the fourth quarter of 2018.

Other Income/Expense, net

Net other income (expense) in 2018 was $60,571 compared to ($2,477) in the same period of 2017, a change of $63,048. This is primarily attributable to new program in place to award airline miles in lieu of rebates on certain transactions. The existing rebate credits have a higher value than the airline miles. As customers elect to convert credits to miles the Company records the difference in other income.

Net Loss

The Company incurred a net loss in 2018 of $11,531,526 compared to a net loss of $617,020 for the same period in 2017. The losses for 2018 and 2017 represent $(7.06) and $(0.37) per common share, respectively.

Inflation

The Company believes that inflation has not had a material effect on its results of operations.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash provided by operating activities for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Net loss	$(11,531,526)	$(617,020)
Loss on impairment of goodwill	10,354,172	-
Depreciation and amortization	836,292	859,210
Write-off of other receivables	-	1,044
Provision for bad debt	-	14,824
Share-based compensation	599,799	118,572
Deferred income taxes	(84,075)	(77,078)
Loss on disposal of property and equipment	1,930	-
Unrealized loss on stock price guarantee	3,527	13,310
Changes in current assets and liabilities	137,100	135,403
Net cash provided by operating activities	$317,219	$448,265

Working Capital and Liquidity

The Company had cash and cash equivalents of $632,331 at December 31, 2018 compared to $535,520 at December 31, 2017. The Company had negative working capital of $1,364,676 at December 31, 2018 an increase of $50,832 compared to a negative working capital of $1,314,844 at December 31, 2017. The decrease in negative working capital is attributed to the increase in cash on hand at year end as a result of the positive cash flow from operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, as its principal financial officers have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer, and Chief Financial Officer both have concluded that, as of December 31, 2018, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As described in our accompanying Management's Annual Report on Internal Control over Financial Reporting, we have identified six remaining material weaknesses in internal control over financial reporting. Because of these remaining material weaknesses, we concluded that, as of December 31, 2018, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

We continued to implement new procedures and controls in 2018 and have taken significant steps to remediate the material weaknesses at the entity and activity levels, and to review further our procedures and controls in 2019. In addition, we expect to make additional changes to our infrastructure, personnel and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

Prior to the complete remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls even where we conclude the controls are operating effectively can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

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

Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2018 based on criteria established under the COSO integrated framework of internal controls. The COSO framework identifies five components of internal control and provides a basis for evaluating the effectiveness of internal controls. Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2018 due to the following:

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

The Company has taken significant steps to reduce risks associated with information technology controls and documentation. During the year ended we implemented onboarding and off-boarding processes for all employees ensuring passwords, network access and equipment are strictly monitored. Out information technology department has worked toward cross training and redundancies to assure that no one single person has the ability to make changes to the core operating systems of our products. Additionally, we have contacted with our third party hosting provider to gain the ability to increase bandwidth in cases of larger than normal traffic to our websites and servers. The critical employees have continued network access with additional access to two independent internet providers.

In addition to the ongoing increase of documentation of the policies and procedures the Company has added increased internal controls with regard to the segregation of duties. As the Company grows and adds additional management level personnel it is increasingly easier to segregate duties. We have also added internal spending and approval limits to monitor activities.

2.              Inadequate Activity Level Controls

Lack of Procedures and Control Documentation

The Company lacks specific documentation relating to certain accounts, and financial closing, which in effect make these internal controls ineffective. The lack of documentation in internal controls relating to these accounts may affect the financial statements and will directly affect the nature and timing of other auditing procedures for certain activities.

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

Steps taken towards Remediation of Expenditures and Accounts Payable:

●	Expenses are reviewed as incurred for proper accounting treatment and approval, department heads are responsible for budgeting and reviewing all expenses for their department..
●	The Vendor Master File is reviewed for updates and changes and any changes are analyzed and monitored for their activity and frequency.
●	Management evaluates all new client relationships for savings opportunities and value.
●	The Chief Financial Officer is required to review and approve all cash disbursements.
●	Policies for accounts payable approvals and payments have been reviewed with all department heads.

Steps taken towards Remediation of Financial Closing:

●	The Company closes its books and reconciles all accounts monthly, and provides management with a comprehensive set of financial and operating reports and analysis of results.
●	The CEO and CFO receive monthly financial updates on each segment of the Company.

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

As a smaller reporting company, our independent registered public accounting firm is not required to issue a report on the Company's internal control over financial reporting as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

As discussed in the Managements' Annual Report on Internal Control over Financial Reporting, the Company made continuous improvements to the entity and activity controls and expects to take further steps in 2019 to remediate the outlined deficiencies. The Company has implemented a substantial amount of policies and procedures with regard to financial reporting, specifically in terms of segregation of duties. The CEO and CFO have worked with the Controller and management to identify areas of improvement and together they created appropriate written procedures for approvals and spending limits for individuals within the Company. Departmental budgets have been established and all transactions are reviewed monthly. The Company has also implemented dual approval and review of all cash disbursements and financial transactions. While we believe they are effective at mitigating risk of material error, we have not yet concluded that they are operating effectively. There were several areas of improvement in our segregation of duties, financial closing, and information technology controls that have positively impacted our internal control over financial reporting for the fiscal year ended 2018.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of PAID:

Name	Age	Position
Allan Pratt	61	CEO
W. Austin Lewis, IV	43	CFO
Andrew Pilaro	49	Director
Laurie Bradley	64	Director
David Ogden	55	Director

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

W. Austin Lewis, IV currently serves as CFO and Director of PAID as well as serving as a member of the Audit Committees and Compensation Committees for MAM Software, Inc. (MAMS) and Medite (MDIT).   Since 2004, Mr. Lewis has served as Chief Executive Officer of Lewis Asset Management Corporation, an investment management company he founded, where he is also the Portfolio and Chief Investment Officer of the Lewis Opportunity Fund. Prior to founding Lewis Asset Management, Mr. Lewis held a variety of positions with investment firms, including Puglisi & Co., Thompson Davis & Co., and Branch Cabell & Company. Mr. Lewis holds a Bachelor of Science in Finance and a Bachelor of Science in Financial Economics from James Madison University.  Mr. Lewis was asked to serve as a director because he had a thorough knowledge, through his prior investment in the Company, of the Company’s strengths and weaknesses and has a strong background in being able to make companies run efficiently and successfully.

Allan Pratt is named CEO and President and Director of the Company. Mr. Pratt formed emergeIT in 2008 and is its co-founder, CEO and President. emergeIT, also known as ShipTime, is a world leader in web delivered solutions in the transportation industry representing major channel partners such as Costco with over 50,000 members and growing. In 1985, Pratt began the creation of an operational and sales network in the U.S. to provide a next day service to Canada from 50 U.S. cities into a Canadian regional carrier’s primary footprint. The business continued to grow and evolve until the acquisition by FedEx in 1988. As a Global Sales Manager at FedEx and Vice President of Canada’s largest freight forwarder and LTL provider, Mr. Pratt developed teams of vertical market specialists providing cycle time reduction and information technology solutions. In the automotive and telecommunications industry, Mr. Pratt was instrumental in developing and implementing new supply chain models which led to an overall decrease in North American distribution centers, improved order fulfillment, cycle times and overall cost reductions, while increasing customer satisfaction levels. Mr. Pratt has been selected for his strong management and leadership skills.

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

Audit Committee Report

The Audit Committee reviewed and discussed our audited consolidated financial statements for the year ended December 31, 2018 with our management.  The Audit Committee also reviewed and discussed our audited consolidated financial statements and the matters required to be discussed, by the Public Company Accounting Oversight Board (“PCAOB”), including material weaknesses and other internal control deficiencies with KMJ Corbin & Company LLP, our independent registered public accounting firm. The Audit Committee received from KMJ Corbin & Company LLP the written disclosures and letter required by applicable requirements of the PCAOB regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The Audit Committee
Andrew Pilaro

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company's Code of Ethics will be provided to anyone, free of charge, upon request to: W. Austin Lewis, CFO, PAID, Inc., 225 Cedar Hill Street, Marlborough, Massachusetts 01752.

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

Compensation to the Named Executive Officers

The following table sets forth the compensation of the Company's chief executive officer, the chief financial officer, and each officer whose total cash compensation exceeded $100,000, for the last two fiscal years ended December 31, 2018 and 2017.

	Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards ($)	Total
W. Austin Lewis, IV (1),(2),(3),(4) (CFO)	2018	$180,000	$82,695	$0	$262,695
	2017	$180,000	$0	$0	$180,000
Allan Pratt (CEO) (5),(6),(7),(8)	2018	$185,000	$108,015	$0	$293,015
	2017	$185,000	$0	$0	$185,000

1.
Mr. Lewis’s start date was July 31, 2012.
2.
Mr. Lewis’s salary was approved by the Board of Directors at $180,000.
3.
Mr. Lewis received additional compensation of 69,804 preferred shares valued at $8,881 in August 2018.
4.
Mr. Lewis is to receive additional compensation of $73,814 to be paid in preferred shares and cash in 2019.
5.
Mr. Pratt’s start date was December 30, 2016
6.
Mr. Pratt’s salary and employment agreement were approved by the Board of Directors on December 19. 2016.
7.
Mr. Pratt received additional compensation of 123,780 preferred shares valued at $15,747 in August 2018.
8.
Mr. Pratt is to receive additional compensation of $92,268 to be paid in preferred shares and cash in 2019.

The following tables set forth certain information related to outstanding equity awards as of December 31, 2018 for our executive officers.

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

In 2018, the Company compensated a number of non-executive employees through stock option grants under the Company’s 2018 Non-Qualified Stock Option Plan. The Company granted 215,177 stock options to employees and consultants during the year ended December 31, 2018. The options have vesting periods of immediately and over a two-year period, they expire if not exercised within ten years from grant date, and the exercise price ranges from $3.50 to $4.10 per share. As a result of the issuance, the Company recorded share-based compensation expense of $575,171 during the year ended December 31, 2018. There was no stock-based compensation for non-employee members of our Board of Directors.

Employment Agreement

Mr. Allan Pratt was unanimously appointed the Company’s President and Chief Executive Officer. Effective December 30, 2016, Mr. Pratt entered into a 3 year employment agreement. The Employee shall have such duties and authority as are normally associated with the senior officer of a corporation and any other duties reasonably assigned to the Employee by the Board of Directors of the Company. Compensation was set at $185,000 with options for bonus and equity awards. In the event that the Mr. Pratt’s employment is terminated by the Company during the initial term without cause or terminated by Mr. Pratt “for good reason”, the Company is required to pay a lump sum severance payment equal to three times his compensation set forth as base salary and bonus until Employee’s second anniversary, and thereafter during the Initial Term for a lump sum severance payment equal to three times his base salary only.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 30, 2019 of each of our directors and executive officers, and all of our directors and executive officers as a group, and other beneficial owners holding more than five percent of the Company’s issued and outstanding shares.

	Amount and Nature of Beneficial Ownership		Percent of Class (3)
W. Austin Lewis, IV	369,179	(1)(4)	23%
Allan Pratt	211,156	(4)	13%
John Smith	111,770	(4)	7%
Christopher Coghlin	163,790		10%
Andrew Pilaro	28,337	(2)	2%
All directors beneficial owners	884,232		55%

(1)	Included are options to purchase 30,000 shares of the Company’s common stock, 34,425 warrants and 47,100 shares held for which W. Austin Lewis, IV is the General Partner.
(2)	Includes options to purchase 26,000 shares of the Company's common stock.
(3)	Percentages are calculated on the basis of the amount of outstanding securities plus for such person or group, any securities that person or group has the right to acquire within 60 days.
(4)	Included in this amount are shares authorized and reserved for future issuance from exchangeable shares.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company did not engage in any transaction in 2018 or 2017, and does not currently propose any transaction, in which the Company was a participant whereas the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Director Independence

The Company has a majority of independent directors with Laurie Bradley as the sole member of the compensation committee and Andrew Pilaro is the sole member of the audit committee.

Our board of directors currently consists of five members. Our board of directors determined that the three directors, Andrew Pilaro, Laurie Bradley and David Ogden, are independent under the standards of the “Nasdaq Global Market" pursuant to Nasdaq Listing Rule 5605.

Item 14. Principal Accountant Fees and Services

KMJ Corbin & Company LLP (“KMJ”) is our independent registered public accounting firm for the years ended December 31, 2018, and 2017.

The following is a summary of the fees billed to the Company by KMJ for professional services rendered for the years ended December 31, 2018 and 2017. These fees are for work performed in the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

	2018	2017
Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Quarterly Reports (together, the “Financial Statements” ) and for services normally provided in connection with statutory and regulatory filings or engagements	$49,475	$37,800
Audit Related Fees:	-	-
All Other Fees:
Merger -Related Fees
Consists of fees billed for review of the financial statements and pro forma financial statements related to the documents required for the proxy statement and merger. Additional review for the SEC Comment letter, foreign reporting and purchase price allocation.	-	13,315
Tax Fees
Consists of fees billed for tax compliance, tax advice and tax planning	10,638	4,600
Total All Fees	$60,113	$55,715

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

For a list of the financial information included herein, see “Index to Audited Financial Statements” on page 32 of this Annual Report on Form 10-K.

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

PAID, INC.

	By:	/s/
Allan Pratt, CEO and President
	By:	/s/
Date: April 1, 2019		W. Austin Lewis, IV, Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/
Andrew Pilaro	Director	April 1, 2019

/s/
Allan Pratt	Director	April 1, 2019

/s/
W. Austin Lewis, IV	Director	April 1, 2019

/s/
Laurie Bradley	Director	April 1, 2019

/s/
David Ogden	Director	April 1, 2019

PAID, INC.
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PAID, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PAID, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit of $1,364,676 and an accumulated deficit of $67,127,122 as of December 31, 2018, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Costa Mesa, California
April 1, 2019

PAID, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$632,331	$535,520
Accounts receivable, net	87,718	38,287
Funds held in trust	-	203,170
Prepaid expenses and other current assets	110,028	44,088
Total current assets	830,077	821,065

Property and equipment, net	90,843	92,486
Other intangible assets, net	4,290,773	5,502,322
Goodwill	-	10,695,120
Total assets	$5,211,693	$17,110,993

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$758,365	$636,997
Notes payable	14,954	113,033
Related party notes payable	-	30,176
Capital leases - current portion	8,580	8,459
Accrued expenses	1,268,633	1,066,994
Contract liabilities	144,221	279,250
Total current liabilities	2,194,753	2,134,909
Long-term liabilities:
Capital leases - net of current portion	12,116	22,494
Deferred tax liability, net	1,088,306	1,269,660
Total liabilities	3,295,175	3,427,063
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; 3,784,712 and 3,724,547 shares issued and outstanding at December 31, 2018 and 2017, respectively; liquidation value of $11,800,316 and $11,446,138 at December 31, 2018 and 2017, respectively	3,785	3,725
Common stock, $0.001 par value, 25,000,000 shares authorized; 1,648,657 issued and 1,614,817 outstanding at December 31, 2018 and 1,648,657 issued and 1,634,122 outstanding at December 31, 2017	1,649	1,649
Additional paid-in capital	68,751,871	68,574,974
Accumulated other comprehensive income	344,182	975,877
Accumulated deficit	(67,127,122)	(55,845,766)
Common stock in treasury, at cost, 33,840 and 14,535 shares at December 31, 2018 and 2017, respectively	(57,847)	(26,529)
Total shareholders' equity	1,916,518	13,683,930

Total liabilities and shareholders' equity	$5,211,693	$17,110,993

See accompanying notes to consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,
	2018	2017

Net revenue	$9,253,450	$7,571,997
Cost of revenue:
Cost of revenues	6,777,463	5,395,262
Amortization of acquired technology	284,720	291,375
Gross profit	2,191,267	1,885,360
Operating expenses: Salaries and related	970,193	646,195
General and administrative	1,392,882	1,278,208
Loss on impairment of goodwill	10,354,172	-
Amortization of other intangible assets	529,614	533,137
Stock-based compensation	599,799	118,572
Total operating expenses	13,846,660	2,576,112
Loss from operations	(11,655,393)	(690,752)

Other income (expense):
Interest expense, net	(1,673)	(14,127)
Other income, net	65,771	24,960
Unrealized loss on stock price guarantee	(3,527)	(13,310)
Total other income (expense), net	60,571	(2,477)
Loss before income tax benefit	(11,594,822)	(693,229)
Income tax benefit	(63,296)	(76,209)
Net loss	(11,531,526)	(617,020)
Preferred share redemption discount	250,170	178,080
Preferred dividends	(172,015)	(169,281)
Net loss available to common shareholders	$(11,453,371)	$(608,221)

Net loss per share – basic and diluted	$(7.06)	$(0.37)
Weighted average number of common shares outstanding – basic and diluted	1,622,671	1,645,542

Consolidated statements of comprehensive (loss) income:
Net loss	$(11,531,526)	$(617,020)
Other comprehensive income (loss):
Foreign currency translation adjustments	(631,695)	975,877
Comprehensive income (loss)	$(12,163,221)	$358,857

See accompanying notes to consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Stock
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2017	3,825,000	$3,825	1,648,960	$1,649	$68,782,432	$-	$(55,406,826)	-	$-	$13,381,080

Cancelled common shares due to the reverse/forward split	-	-	(303)	-	-	-	-	-	-	-

Repurchase of common and preferred shares	(100,453)	(100)	-	-	(326,030)	-	180,080	(14,535)	(26,529)	(172,579)

Foreign currency translation adjustment	-	-	-	-	-	975,877	-	-	-	975,877

Share-based compensation expense	-	-	-	-	118,572	-	-	-		118,572

Net loss	-	-	-	-	-	-	(617,020)	-	-	(617,020)

Balance, December 31, 2016	3,724,547	$3,725	1,648,657	$1,649	$68,574,974	$975,877	$(55,845,766)	(14,535)	$(26,529)	$13,683,930

Repurchase of common and preferred shares	(133,419)	(133)	-	-	(422,709)	-	250,170	(19,305)	(31,318)	(203,990)

Foreign currency translation adjustment	-	-	-	-	-	(631,695)	-	-	-	(631,695)

Share-based compensation expense	193,584	193	-	-	599,606	-	-	-	-	599,799

Net loss	-	-	-	-	-	-	(11,531,526)	-	-	(11,531,526)

Balance, December 31, 2018	3,784,712	$3,785	1,648,657	$1,649	$68,751,871	$344,182	$(67,127,122)	(33,840)	(57,847)	$1,916,518

See accompanying notes to consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2018	2017
Cash flows from operating activities:
Net loss	$(11,531,526)	$(617,020)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	836,292	859,210
Loss on Impairment of goodwill	10,354,172	-
Share-based compensation	599,799	118,572
Unrealized loss on stock price guarantee	3,527	13,310
Loss on disposal of property and equipment	1,930	-
Write-off of other receivables	-	1,044
Provision for bad debt	-	14,824
Deferred income taxes	(84,075)	(77,078)
Changes in assets and liabilities:
Accounts receivable	(53,626)	(12,717)
Prepaid expenses and other current assets	(72,015)	14,933
Accounts payable	173,561	37,000
Accrued expenses	208,218	71,948
Contract liabilities	(119,038)	24,239
Net cash provided by operating activities	317,219	448,265

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,182	-
Purchase of property and equipment	(31,006)	(28,710)
Net cash used in investing activities	(29,824)	(28,710)

Cash flows from financing activities:
Payments on capital leases	(8,189)	(6,130)
Payments on notes payable	(295,491)	(55,700)
Payments on related party notes payable	(29,214)	(146,350)
Repurchase of common and preferred shares	-	(26,529)
Net cash used in financing activities	(332,894)	(234,709)
Effect of exchange rate changes on cash, cash equivalents and funds held in trust	(60,860)	45,200

Net change in cash, cash equivalents and funds held in trust	(106,359)	230,046

Cash, cash equivalents and funds held in trust, beginning of year	738,690	508,644

Cash, cash equivalents and funds held in trust, end of year	$623,331	$738,690
Reconciliation of cash, cash equivalents and funds held in trust at end of year:
Cash and cash equivalents	632,331	535,520
Funds held in trust	-	203,170

Cash, cash equivalents and funds held in trust at end of year	632,331	738,690

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$1,260	$456
Interest	$1,673	$14,127
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Repurchase of preferred and common shares with notes payable	$202,656	$148,050

See accompanying notes to consolidated financial statements

PAID, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017
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

BeerRun Software (“BeerRun”) is a brewery management and Alcohol and Tobacco Tax and Trade Bureau tax reporting software. Small craft brewers can utilize the product to manage brewery schedules, inventory, packaging, sales and purchasing. Tax reporting can be processed with a single click and is fully customizable by state or providence. The software is designed to integrate with QuickBooks accounting platforms by using our powerful sync engine. We currently offer two versions of the software BeerRun and BeerRun Light which excludes some of the enhanced features of BeerRun without disrupting the core functionality of the software. Additional features include Brewpad and Kegmaster and can be added on to the base product. Craft brewing is on the rise in the United States and we feel that there is a large potential to grow this portion of our business.

ShipTime Canada, Inc. (“ShipTime”) has developed a SaaS-based application, which focuses on the small and medium business segments. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via ecommerce. We actively sell directly to small and medium businesses and through long standing partnerships with selected associations throughout Canada.

NOTE 2. GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses. For the year ended December 31, 2018, the Company reported a net loss of $11,531,526. The Company has an accumulated deficit of $67,127,122 and has a working capital deficit of $1,364,676 at December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management feels that the addition of ShipTime’s services will return a valuable impact on the Company’s growth in the near future. The positive cash flow from operations is a significant indicator of our successful transition to the new shipping services. In addition to the existing services provided, ShipTime will launch products that are complementary to the current offering of AuctionInc and BeerRun. Combined, the Company believes that all segments of the operations will benefit from ShipTime.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2019 and will have a positive impact on the Company for 2019 and future years.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation and Basis of Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and, ShipTime Canada. All intercompany accounts and transactions have been eliminated.

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

Foreign Currency

  The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at each balance sheet date. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 95% of its revenues from Canada and 5% from the U.S. during the year ended December 31, 2018, compared to 93% of its revenues from Canada and 7% from the U.S. during the year ended December 31, 2017.

At December 31, 2018, the Company maintained 100% of its net property and equipment in Canada. At December 31, 2017, the Company maintained 96% of its net property and equipment in Canada and the remaining 4% in the U.S.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 2018 and 2017, the components of comprehensive income (loss) consist solely of foreign currency translation gains (losses).

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectability of accounts receivable, the recoverability of long-lived assets and goodwill, the valuation of deferred tax assets and liabilities and the estimated fair value of the royalty and advance guarantees and share-based transactions. Actual results could materially differ from those estimates.

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

At December 31, 2018 and 2017, the Company’s financial instruments include cash and cash equivalents, accounts receivable, funds held in trust, accounts payable, notes payable, related party notes payable, and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, funds held in trust, accounts payable, notes payable, related party notes payable and accrued expenses approximates fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents. Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Concentration of Credit Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to USD $250,000 and the Canadian Depositors Insurance Corporation (“CDIC”) up to CAD $100,000. At December 31, 2018, the Company had amounts that exceeded the CDIC insurance limits but none that were in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2018 and 2017, the Company recorded a provision for doubtful accounts of $55,433.

For the years ended December 31, 2018 and 2017, no revenues from any one individual customer accounted for more than 10% of the total revenues.

Funds Held in Trust

Funds held in trust consisted of rebates earned by ShipTime customers that have existing relationships with the Canadian Federation of Independent Business (“CFIB”). During the year ended December 31, 2018 the Company replaced its rebate program with an airlines miles program As a result, the CFIB allowed the Company to release the funds held in trust for unused customer rebates back to cash and cash equivalents. Previously, the rebate was held in escrow at CFIB for one year until earned by the customer, at which time the customer had three years after the last shipment to use the rebate after which time the rebate expired.

The Company launched a program in 2018 where the customers are offered airline miles as a reward in lieu of a cash rebate. As a result, the CFIB allowed the Company to release the funds held in trust for unused customer rebates back to cash and cash equivalents. As the Company transitioned from cash rebates to airline mile rewards, customers were allowed to convert their existing cash rebate balances to airline miles at the rate of 10 miles per $1 of rebates. For the period ended December 31, 2018, the Company recognized $67,532 of other income related to these conversions as the cost of the exchanged airline miles was less than the value of the cash rebates exchanged. Unused airline miles are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Advanced Royalties

Advanced royalties represented amounts the Company had advanced to certain customers and were recoverable against future royalties earned by the customers. Advances were issued in either cash or shares of the Company’s common stock and advanced amounts were calculated based on the customers’ projected earning potential over a fixed period of time. Advances made by issuing common stock or common stock options are recorded at their fair value on the date of issue. If the shares do not reach the required price per share, the Company has the option of issuing additional shares or making a cash payment of the difference between the sales price and the fair value of the stock. The Company records a liability for the difference between the fair value of the stock and the guaranteed sales price amount. The change in fair value of the stock price guarantee is recorded in the accompanying consolidated statements of operations and comprehensive income (loss) (see Note 10).

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 8 years. Any leasehold improvements are depreciated at the lesser of the useful life of the asset or the lease term. Equipment purchased under capital leases is amortized on a straight-line basis over the estimated useful lives of the asset or the term of the lease, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred.

Intangible Assets

Intangible assets consist of patents, client lists, trade names, customer relationships, brewery and distillery management software and shipping label generation technology which are being amortized on a straight-line basis over their estimated useful lives. Currently the intangible assets are being amortized between two and 17 years.

Long-Lived Assets and Goodwill

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. During the year ended December 31, 2018, the Company recorded impairment of goodwill in the amount of $10,354,172. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in additional impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenues principally from fees for coordinating shipping services, sales of shipping calculator subscriptions, brewery management software subscriptions, and client services. (see Note 4).

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

Advertising

Advertising costs are charged to expense as incurred. For the years ended December 31, 2018 and 2017, advertising expense totaled $154,455 and $156,856, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Share-Based Compensation

The Company grants options to purchase the Company’s common stock to employees, directors and consultants under stock option plans. The benefits provided under these plans are share-based payments that the Company accounts for using the fair value method. In addition, during 2018 the Board of Directors approved the issuance of preferred shares for executive compensation.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2018 and 2017 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of December 31, 2018 and 2017, no excess tax benefits for tax deductions related to share-based awards were recognized from any stock options exercised in the years ended December 31, 2018 and 2017 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

Income Taxes

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Therefore, the Company has recorded a full valuation allowance against the net deferred tax assets. The Company’s income tax provision includes state minimum taxes.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on each of the Company’s consolidated balance sheets at December 31, 2018 and 2017.

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

For the year ended December 31, 2018, there were no dilutive shares that were included in the diluted earnings (loss) per share as their effect would have been antidilutive for the year then ended.

The Company computes its loss applicable to common stockholders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, and any deemed dividends or discounts on redeemed preferred stock from its reported net loss and reports the same on the face of the consolidated statements of operations and comprehensive income (loss).

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At December 31, 2018, the Company operated in the following four reportable segments:

a)
Client services;
b)
Shipping calculator services;
c)
Brewery management software; and
d)
Shipping coordination and label generation services.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision makers are the Chief Executive Officer and Chief Financial Officer.

The following table compares total revenues for the years indicated.

	Year Ended
	December 31, 2018	December 31, 2017
Client services	$16,079	$22,702
Brewery management software	273,294	309,049
Shipping calculator services	176,159	205,748
Shipping coordination and label generation services	8,787,918	7,034,498
Total revenues, net	$9,253,450	$7,571,997

The following table compares total loss from operations for the years indicated.

	Year Ended
	December 31, 2018	December 31, 2017
Client services	$12,373	$17,380
Brewery management software	12,530	36,040
Shipping calculator services	(818,317)	(389,640)
Shipping coordination and label generation services	(10,861,979)	(354,532)
Total loss from operations	$(11,655,393)	$(690,752)

Reclassification

Certain amounts were reclassified in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017 in order to conform to the current period presentation.

Recent Accounting Pronouncements

 In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases”, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is required to adopt this new authoritative guidance in the first quarter of fiscal 2019. The Company has recently evaluated ASU 2016-02; as a result, while we expect the adoption of ASU 2016-02 to have an effect on the Company’s consolidated balance sheet due to the recognition of the lease rights and obligations as assets and liabilities, we do not expect ASU 2016-02 to have a material effect on the Company’s consolidated results of operations and cash flows.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities”, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements. The Company is required to adopt this new authoritative guidance in the first quarter of fiscal 2019. Due to the Company’s limited involvement in investments in equity securities, the Company does not expect that this standard will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash”, which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. The Company adopted this standard in 2018 by using the retrospective transition method, which required the following disclosures and changes to the presentation of its consolidated financial statements: cash, cash equivalents, and funds held in trust reported on the consolidated statement of cash flows now includes funds held in trust of $203,170 and $169,082 as of December 31, 2017 and December 31, 2016, respectively, as well as previously reported cash and cash equivalents.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018, the Company elected to adopt the Modified Retrospective Transition method and has determined there is no impact on its consolidated financial statements (see Note 4 for additional details on this implementation and the required disclosures).

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this updated guidance clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The guidance in this update is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2017-01 as of January 1, 2018, which had no impact on the Company’s financial statements as of and for the year ended December 31, 2018.

In January 2017, the FASB also issued ASU 2017-04, “Intangibles - Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this Update remove the second step of the current goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company adopted ASU 2017-04 as of October 1, 2018, which resulted in impairment of goodwill of $10,354,172 for the year ended December 31, 2018.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting”. The amendments in this update expand the scope of the employee based share payments to non-employees and are intended to reduce cost and complexity for share based payments to non-employees. ASU 2018-07 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has elected to early adopt ASU 2018-07 as of June 30, 2018, which required the Company to measure the fair value of the awards for one non-employee as of the adoption date. The new measurement did not have a material effect on the Company’s consolidated financial statements.

NOTE 4. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The Company adopted Topic 606 on January 1, 2018 using the modified retrospective transition method. The adoption of Topic 606 did not have a material effect on the Company’s consolidated financial position or results of operations, and no cumulative catch-up adjustment to the opening balance of retained earnings was required. The Company used the related practical expedients to not disclose the transaction price allocated to remaining unsatisfied obligations and when the Company expects to recognize the related revenue.

Nature of Goods and Services

For label generation service revenues the Company recognizes revenue when a customer has successfully prepared a shipping label and had a pickup. Customers with pickups after the end of the reporting period are recorded as contract liabilities on the consolidated balance sheets. The service is offered to consumers via an online registration and allows users to create a shipping label using a credit card on their account. ShipTime, in partnership with the Canadian Federation of Independent Businesses (“CFIB”), offered a cash rebate to its customers. Revenues were recognized net of the cash rebates, which were held in “funds held in trust” account in the accompanying consolidated balance sheets. The cash rebates are available for twelve months for future use. Rebate revenue is recognized when the rebate is used.

Beginning in 2018, customers are offered airline miles as a reward in lieu of a cash rebate. As a result, the CFIB allowed the Company to release the funds held in trust for unused customer rebates back to cash and cash equivalents. As the Company transitioned from cash rebates to airline mile rewards, customers were allowed to convert their existing cash rebate balances to airline miles at the rate of 10 miles per $1 of rebates. For the year ended December 31, 2018, the Company recognized $67,532 of other income related to these conversions as the cost of the exchanged airline miles was less than the value of the cash rebates exchanged. Unused airline miles are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

For shipping calculator revenues and brewery management software revenues, the Company recognizes subscription revenue on a monthly basis. Shipping calculator customers’ renewal dates are based on their date of installation and registration of the shipping calculator line of products. The timing of the revenue recognition and cash collection may vary within a given quarter and the deposits for future services are recorded as contract liabilities on the consolidated balance sheets. Brewery management software subscribers are billed monthly at the first of the month. All payments are made via credit card for the month following.

Revenue Disaggregation

The Company operates in four reportable segments (see Note 3).

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

Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to government authorities.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $87,718 and $38,287 at December 31, 2018 and 2017, respectively. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $144,221 and $279,250 at December 31, 2018 and 2017, respectively. During the year December 31, 2018, the Company recognized revenues of $157,820 related to contact liabilities outstanding at the beginning of the year.

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

o
The Company expenses incremental direct costs of obtaining a contract (sales commissions) when incurred because the amortization period is generally 12 months or less.  The Company does not incur costs to fulfill a customer contact that meet requirements for capitalization.

NOTE 5. PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	2018	2017
Computer equipment and software	$134,507	$135,271
Office furniture and equipment	54,820	69,521
Website development costs	396,559	377,052
	585,886	581,844
Accumulated depreciation	(495,043)	(489,358)
	$90,843	$92,486

Depreciation expense of property and equipment for the years ended December 31, 2018 and 2017 amounted to $21,958 and $34,698, respectively.

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

In addition, the Company has various other intangibles from past business combinations.

At December 31 intangible assets consisted of the following:

	2018	2017
Patents	$16,000	$16,000
Software	83,750	83,750
Trade Name	785,038	850,311
Technology	501,360	540,201
Client list / relationship	4,620,599	4,998,130
Accumulated amortization	(1,715,974)	(986,070)
	$4,290,773	$5,502,322

Amortization expense of intangible assets for the years ended December 31, 2018 and 2017 was $814,334 and $824,512, respectively.

Amortization of intangible assets for the next five years ending December 31 are as follows:

Year Ended December 31,
2019	455,562
2020	450,799
2021	450,799
2022	293,790
2023	293,790
Total 5 year amortization	$1,944,740

Goodwill

In 2016, the Company entered into an Amalgamation Agreement (the “Amalgamation Agreement”) with emergeIT, Inc., which does business as “ShipTime”. Of the total estimated purchase price, $9,989,685 was allocated to goodwill and was attributable to expected synergies between the combined companies, including the ability for the combined companies to estimate and process shipping calculations and support e-commerce shopping cart platforms in addition to the acquired workforce. Goodwill represented the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. During the fourth quarter of 2018, the Company determined that the value of goodwill was impaired and recorded a loss on impairment of goodwill of $10,354,172. None of the goodwill was decuctible for income tax purposes.

For the years end December 31, 2018 and 2017, goodwill activity was as follows;

Balance, January 1, 2017	9,989,685
Effect of exchange rate changes	705,435
Balance, December 31, 2017	10,695,120
Effect of exchange rate changes	(340,948)
Loss on impairment of goodwill	(10,354,172)
Balance, December 31, 2018	$-

NOTE 7. ACCRUED EXPENSES

At December 31, accrued expenses consist of the following:

	2018	2017
Payroll and related costs	$169,691	$3,448
Professional and consulting fees	2,100	-
Royalties	51,838	51,838
Stock price guarantee (see Note 10)	884,241	880,713
Other	160,763	130,995
Total	$1,268,633	$1,066,994

NOTE 8. OTHER LIABILITIES

Notes Payable

In 2017, the Company entered into two notes payable with a shareholder to repurchase common and preferred shares. The first note was for a period of one year for CAD $120,000 with payment terms of twelve equal installments of CAD $10,328 at an interest rate of 6%. The second note was an interest-free, seven-month note for CAD $70,992 with payment terms of one payment of CAD $10,000 followed by six equal installments of CAD $10,165. Both of these notes were paid in full in 2018.

In January 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note was an interest-free, eight-month note for CAD $66,708 with payment terms of one payment of CAD $10,000 followed by eight equal installments of CAD $8,101. This note was paid in full in the third quarter of 2018. In April 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note was an interest-free, fifteen-month note for CAD $72,500. The Company made payments on this note in the amount of CAD $31,726. The balance of CAD $40,774 on this note was offset in the third quarter of 2018 against a note receivable to the same party (see below). In August 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note is an interest-free, six-month note for CAD $122,400 with payment terms of six equal installments of CAD $20,400. The balance of the note payable as of December 31, 2018 was $14,954.

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

Capital Lease Obligations

The Company is obligated under capital leases for equipment, which expire at various dates through 2020 and 2021. The assets capitalized under these leases and associated accumulated depreciation at December 31, are as follows:

	2018	2017
Property and equipment	$45,486	$49,440
Accumulated depreciation	(25,269)	(10,986)
	$20,217	$38,454

Depreciation of equipment under capital leases is included in depreciation expense.

Minimum future lease payments under capital lease obligations as of December 31, 2018 are as follows:

Year Ended December 31,

2019	$10,222
2020	10,222
2021	2,736
Total future minimum lease payments	23,180
Less amount representing interest	(2,484)
Present value of net minimum lease payment	20,696
Less current portion	(8,580)
$12,116

NOTE 9. RELATED PARTY NOTES PAYABLE

Prior to the acquisition of ShipTime, two notes were issued. One note was issued at an 8% interest rate and was paid in full in September 2017. A second note was issued in 2014 and renegotiated in June 2017 with a 6% interest rate and was paid in full in March 2018. At December 31, 2018 and 2017, the balance on the notes due to related parties was $0 and $30,176, respectively. Interest expense related to the notes payable totaled $1,673 and $10,731 for the years ended December 31, 2018 and 2017, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases

During the year ended December 2018, the Company elected not to renew its office lease located at 200 Friberg Parkway, Westborough, MA. In July 2016, ShipTime entered into in an office lease located at 700 Dorval Street, Oakville Ontario at a rate of CAD $2,428 per month. The term of this lease was 3 years. In March 2019, the Company entered into an office lease which extended its current lease through August 2023 at a rate of CAD $4,343 per month and included additional space. The approximate future minimum rents under the current operating leases are:

Years Ended December 31,
2019	$29,779
2020	38,202
2021	38,202
2022	38,202
2023	25,477
$169,862

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $60.00 per share.  If the shares are not at the required $60.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  As of December 31, 2018 and 2017, the stock price guarantee was $884,241 and $880,713, respectively, and included in accrued expenses in the consolidated balance sheets, although any required payment would be disputed by the Company.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2018, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

NOTE 11. SHAREHOLDERS’ EQUITY

Preferred Stock

On December 19, 2016, the Company filed an amendment to its Certificate of Incorporation to authorize the issuance of 20,000,000 shares of blank-check preferred stock at $0.001 par value, of which 3,825,000 shares were reserved for the Amalgamation Agreement. The Board of Directors will be authorized to fix the designations, rights, preferences, powers and limitations of each series of the preferred stock.

  The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock holders have no voting rights and have an aggregate liquidation value of $11,800,316 at December 31, 2018. The Series A Preferred Stock also carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. For the years ended December 31, 2018 and 2017, the annual coupon is $172,015 and $169,281, respectively, which has been added to the liquidation value of the preferred stock. The 2017 coupon is higher than that disclosed in the 2017 10-K due to a misapplication of the intended calculation of the coupon rate. The Series A Preferred Stock have no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. In April 2019, the Company will pay the annual coupon for the year ended December 31, 2017.

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

Share Repurchase

During 2017, the Company entered into three agreements to repurchase exchangeable shares of ShipTime common stock. Each ShipTime exchangeable share exchanges into 311 preferred shares and 45 common shares of the Company. The total shares exchanged in these transactions were 14,535 common shares and 100,453 preferred shares. The allocated discount on the repurchase of the preferred stock was $1.77 per share of preferred stock and has been recorded in accumulated deficit, and reduced the net loss available to common shareholders in accordance with ASC 260-10-S99-2. The repurchase of the common shares was recorded at an allocated cost of $1.83 per share.

In January 2018, the Company entered into an agreement to repurchase 109 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction were 4,905 common shares and 33,899 preferred shares of the Company. The allocated discount on the repurchase of the preferred stock was $1.87 per share and has been recorded in accumulated deficit, and reduced the net loss available to common shareholders. The repurchase of the common shares was recorded at an allocated cost of $1.59 per share. In April 2018, the Company entered in a second agreement with a shareholder to purchase 120 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction were 5,400 common shares and 37,320 preferred shares of the Company. The discount on the repurchase of preferred stock was $1.90 per share and has been recorded in accumulated deficit, and reduced the net loss available to common shareholders. The repurchase of the common shares was recorded at an allocated cost of $1.58 per share. In August 2018, the Company entered in an additional agreement with a shareholder to purchase 200 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction were 9,000 common shares and 62,200 preferred shares of the Company. The discount on the repurchase of preferred stock was $1.87 per share and has been recorded in accumulated deficit, and was added to the net loss available to common shareholders. The repurchase of the common shares was recorded at an allocated cost of $1.58 per share.

Share-based Incentive Plans

During the years ended December 31, 2018 and 2017, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. In 2017 there were 37,500 stock options granted to board members. The options vested immediately and expire if not exercised within ten years, the exercise price is $3.30 per share. As a result of the issuance during 2017, the Company recorded a share-based compensation expense of $118,572.

On March 23, 2018, the Board of Directors voted to approve the 2018 Stock Option Plan which reserves 450,000 non-qualified stock options to be granted to employees. The Company has three additional stock option plans that include both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The Company granted 183,700 stock options to employees and consultants during the quarter ended March 31, 2018 and an additional 31,477 during the quarter ended December 31, 2018. The options have vesting periods of immediately and over a two-year period, they expire if not exercised within ten years from grant date, and the exercise price is $4.10 and $3.50, respectively per share. During 2018, the Board of Directors voted to approve Executive Compensation by means of issuance of 193,584 preferred shares valued at $24,628. In total, during the years ended December 31, 2018 and 2017, the Company recorded share-based compensation expense of $599,799 and $118,572, respectively. During 2018, as a result of the resignation of one employee the Company recorded 23,333 expired options and an additional 16,667 that were cancelled.

Active Plans:

2018 Plan

On March 23, 2018, the Company adopted the 2018 Non-Qualified Stock Option Plan (the "2018 Plan"). The purpose of the 2018 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10-year contractual term and have a vesting period that ranges from one hundred percent on the date of grant to fully vest over a two-year period. There are currently 274,823 shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2018 is as follows:
	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2018	-	$-
Granted	215,177	4.01
Cancelled	(16,667)	4.10
Expired	(23,333)	4.10
Options outstanding at December 31, 2018	175,177	$3.99

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan"). The purpose of the 2012 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10-year contractual term and vest one hundred percent on the date of grant. There are no shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2018 is as follows:
	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2018	36,000	$0.98
Granted	-	-
Cancelled	-	-
Exercised	-	-
Options outstanding at December 31, 2018	36,000	$0.98

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"). Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.98 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10-year contractual term and have vesting periods that range from one hundred percent on the date of grant to one-third immediately, one-third vesting in 18 months and the final one-third vesting in 36 months from the date of the grant. There are no shares reserved for issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2018 is as follows:
	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2018	43,000	$3.00
Granted	-	-
Cancelled	-	-
Exercised	-	-
Options outstanding at December 31, 2018	43,000	$3.00

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 60,000 shares. The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant. There are no shares reserved for issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2018 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2018	16,000	$23.33
Granted	-	-
Cancelled	-	-
Exercised	-	-
Options outstanding at December 31, 2018	16,000	$23.33

Fair value of issuances

The fair value of the Company's option grants under the 2018, 2012, 2011, and 2002 Plans was estimated at the date of grant using the Black-Scholes-Merton model with the following weighted average assumptions:

2018
Expected term (based upon historical experience)	5.6 years
Expected volatility	218%
Expected dividends	None
Risk free interest rate	2.68%

For the years ended December 31, 2018 and 2017, the Company recorded share-based compensation expense related to stock options of $575,171 and $118,572, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

The Company has unrecognized share-based compensation expense of $180,941 for options outstanding as of December 31, 2018 which will be recognized in fiscal year 2019.

Information pertaining to options outstanding and exercisable at December 31, 2018 is as follows:

Options Outstanding			Options Exercisable
Exercise Prices	Number of shares	Weighted Average Remaining contractual Life (In Years)	Number of shares	Weighted Average Remaining contractual Life (In Years)
$0.98	52,500	4.93	52,500	4.93
$3.30	37,500	8.75	37,500	8.75
$3.50	31,477	9.76	10,492	9.76
$4.10	143,700	9.23	67,900	9.23
$72.50	5,000	2.86	5,000	2.86
	270,177	8.27	173,392	7.67

Summary of all stock option plans during the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options exercisable at January 1, 2018	95,000		$5.66
Granted	215,177	4.01
Cancelled	(16,667)	4.10
Expired	(23,333)	4.10
Options outstanding at December 31, 2018	270,177	$4.58	8.27	$112,088
Options exercisable at December 31, 2018	173,392	$4.92	7.67	$112,088

The aggregate intrinsic value of options is calculated as the difference between the exercise price of options and the fair value of the Company’s common stock.

Warrants

From time to time, the Company issues warrants to purchase share of the Company’s common stock to investors, note holders and to non-employees for service rendered or to be rendered in the future.

A summary of the warrant activity during the year ended December 31, 2018 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding - January 1, 2018	34,425	$0.87
Granted	-	$-
Exercised	-	$-
Warrants outstanding and exercisable - December 31, 2018	34,425	$0.87
Weighted average remaining contractual life of the outstanding warrants in years	3.0 years

NOTE 12. INCOME TAXES

The Company’s loss before taxes includes the following components for the years ended December 31:

	2018	2017
U.S.	(964,658)	(348,138)
Foreign	(10,630,164)	(345,091)
	(11,594,822)	(693,229)
	-	-

The Company is subject to taxation in the U.S., Canada, and Massachusetts. The provision (benefit) for income taxes for the years ended December 31 are summarized below:

	2018	2017
Current:
Federal	$-	$-
State	456	456
Foreign	20,106	-
Total current	20,562	456

Deferred:
Federal	-	-
State	-	-
Foreign	(83,858)	(76,665)
Total deferred	(83,858)	(76,665)
Income tax provision (benefit)	$(63,296)	$(76,209)

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income tax benefit to the income benefit is as follows for the years ended December 31:

	2018	2017
U.S. federal statutory tax rate	21.00%	34.00%
State tax benefit, net	0.16%	2.61%
Stock compensation	(3.43)%	-%
Other	(0.85)%	(6.02)%
Tax law change	-%	(904.97)%
Impairment of goodwill	(18.87)%	-%
Valuation allowance	2.57%	885.38%
Effective income tax rate	0.58%	11.00%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows as of December 31:

	2018	2017
Deferred taxes:
NOLs	$10,391,563	$10,526,744
Inventory and other reserves	31,892	31,892
Depreciation and amortization	(1,024,619)	(1,341,573)
Change in value of stock	241,575	240,611
Nonqualified stock option expense	297,822	523,026
Other	96	58,896
Total deferred tax assets	9,938,329	10,039,596
Valuation allowance	(11,026,635)	(11,309,256)
Net deferred tax liabilities	$(1,088,306)	$(1,269,660)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The change in the valuation allowance is approximately $283,000 in 2018.

As of December 31, 2018, the Company had net operating loss carryforwards for federal income tax purposes of approximately $46,000,000 which expire beginning in the year 2019. As of December 31, 2018, the Company had net operating loss carryforwards for state income tax purposes of approximately $11,000,000 which expire beginning in the year 2030. The Company’s federal net operating loss carryforwards generated after January 1, 2018 will not expire but can only be used to offset 80 percent of future taxable income. Utilization of net operating losses may be subject to substantial annual limitation due to federal and state ownership change limitations provided by the Internal Revenue Code and similar provisions. Such annual limitation could result in the expiration of the net operating losses and credits before their utilization. The Company has not performed an analysis to determine the limitation of the net operating loss carryforwards.

A valuation allowance of 100% has been established in respect of the deferred income tax assets due to the uncertainty of the Company’s utilization of such deferred tax assets for the U.S. federal and state on each of the Company’s consolidated balance sheets at December 31, 2018 and 2017.

The income tax provision at December 31, 2018 reflects a full accounting of tax filings under ASC Subtopic 740-10. Paid, Inc. is subject to U.S. federal and Massachusetts state tax. With limited exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2015. Generally, the tax years remain open for examination by the federal authority under three-year statute of limitation; however, states generally keep their statute open for four years. In addition, the Company's tax years from inception are subject to limited examination by the United States and Massachusetts authorities due to the carry forward of unutilized net operating losses. ShipTime is subject to taxation in Canada and Ontario. The Company recognizes interest and penalties, as estimated or incurred, as general and administrative expense.

             On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“the Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective January 1, 2018. As a result of the rate reduction, the Company reduced the deferred tax asset balance as of December 31, 2017 by $6,300,000. Due to the Company’s full valuation allowance position, the Company also reduced valuation allowance by the same amount.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting relating to the TCJA under Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for TCJA-related income tax effects is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect before the enactment of the TCJA. The Company has completed its evaluation of the potential impacts of the TCJA on its December 31, 2018 financial statements and there is no material impact on the income tax provision due to the valuation allowance as of December 31, 2018

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to or additional disclosures in the consolidated financial statements, except as disclosed herein.

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

4.3	Form of Warrant to Lewis Asset Management with respect to Promissory Note dated April 29, 2009 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on May 12, 2009)
10.1+	2001 Non-Qualified Stock Option Plan, as amended (incorporated by reference from Exhibit 99.1 to Form S-8 filed on September 5, 2003)
10.2+	2002 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.17 to Form 10-KSB filed on March 31, 2003)
10.3+	2011 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 99.1 to Form S-8 filed on February 2, 2011)
10.35	2018 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.35 to Form 10-K filed on April 1, 2019 )
10.4	Promissory Note dated April 29, 2009 for up to $2,500,000 to Lewis Asset Management (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 12, 2009)
10.5	Lease agreement, dated December 7, 2011 between Forty Washington, LLC and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on December 13, 2011)
10.6+	PAID, Inc. 2012 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on October 18, 2012)
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