Form 10-Q
period 2019-03-31
PAID INC
filed 2019-05-15
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company Emerging Growth Company	☒ ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of May 15, 2019, the issuer had outstanding 1,614,817 shares of its Common Stock.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

PAID, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAID, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$645,985	$632,331
Accounts receivable, net	147,009	87,718
Prepaid expenses and other current assets	91,654	110,028
Total current assets	884,648	830,077

Property and equipment, net	93,065	90,843
Other intangible assets, net	4,278,083	4,290,773
Operating lease right-of-use assets	81,773	-
Total assets	$5,337,569	$5,211,693

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$869,090	$758,365
Notes payable	-	14,954
Finance leases - current portion	9,776	8,580
Accrued expenses	1,317,860	1,268,633
Contract liabilities	100,784	144,221
Operating lease obligations – current portion	15,665	-
Total current liabilities	2,313,175	2,194,753
Long term liabilities:
Finance leases - net of current portion	9,263	12,116
Operating lease obligations – net of current portion	66,282	-
Deferred tax liability, net	1,112,332	1,088,306
Total liabilities	3,501,052	3,295,175
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; 3,784,712 shares issued and outstanding at March 31, 2019 and December 31, 2018; liquidation value of $11,843,287 and $11,800,316 at March 31, 2019 and December 31, 2018, respectively	3,785	3,785
Common stock, $0.001 par value, 25,000,000 shares authorized; 1,648,657 shares issued and 1,614,817 shares outstanding at March 31, 2019 and December 31, 2018	1,649	1,649
Additional paid-in capital	68,810,711	68,751,871
Accumulated other comprehensive income	417,327	344,182
Accumulated deficit	(67,339,108)	(67,127,122)
Common stock in treasury, at cost; 33,840 shares at March 31, 2019 and December 31, 2018	(57,847)	(57,847)
Total shareholders' equity	1,836,517	1,916,518

Total liabilities and shareholders' equity	$5,337,569	$5,211,693

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net revenues	$2,289,020	$1,997,936
Cost of revenues:
Cost of revenues	1,699,918	1,406,847
Amortization of acquired technology	-	74,622
Total cost of revenues	1,699,918	1,481,469
Gross profit	589,102	516,467

Operating expenses:
Salaries and related	328,848	203,277
General and administrative	291,909	333,250
Stock-based compensation	58,840	356,354
Amortization of other acquired intangible assets	120,127	139,690
Total operating expenses	799,724	1,032,571
Loss from operations	(210,622)	(516,104)

Other income (expense):
Interest expense, net	-	(964)
Other income	5,550	-
Unrealized (loss) gain on stock price guarantee	(6,414)	8,498
Total other (expense) income, net	(864)	7,534

Loss before provision for income taxes	(211,486)	(508,570)
Provision for income taxes	500	800
Net loss	(211,986)	(509,370)
Preferred share redemption discount	-	63,244
Preferred dividends	(42,971)	(41,903)
Net loss available to common shareholders	$(254,957)	$(488,029)

Net loss per share – basic and diluted	$(0.16)	$(0.30)
Weighted average number of common shares outstanding - basic and diluted	1,614,817	1,630,580
Condensed consolidated statements of comprehensive loss
Net loss	$(211,986)	$(509,370)
Other comprehensive income (loss):
Foreign currency translation adjustments	73,145	(372,157)
Comprehensive loss	$(138,841)	$(881,527)

        See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)
	2019	2018
Cash flows from operating activities:
Net loss	$(211,986)	$(509,370)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	125,562	220,288
Amortization of operating lease right-of-use assets	3,748	-
Share-based compensation	58,840	356,354
Unrealized loss (gain) on stock price guarantee	6,414	(8,498)
Changes in assets and liabilities:
Accounts receivable	(57,987)	6,772
Prepaid expenses and other current assets	20,636	(19,260)
Accounts payable	96,122	11,894
Accrued expenses	40,690	(3,188)
Contract liabilities	(46,700)	(9,566)
Operating lease obligations	(3,574)	-
Net cash provided by operating activities	31,765	45,426

Cash flows from investing activities:
Purchase of property and equipment	(5,424)	(18,756)
Net cash used in investing activities	(5,424)	(18,756)

Cash flows from financing activities:
Payments on finance leases	(2,121)	(2,024)
Payments on notes payable	(15,346)	(76,565)
Payments on related party note payable	-	(29,965)
Net cash used in financing activities	(17,467)	(108,554)
Effect of exchange rate changes on cash, cash equivalents and funds in trust	4,780	(17,747)

Net change in cash, cash equivalents and funds in trust	13,654	(99,631)

Cash, cash equivalents and funds in trust, beginning of period	632,331	738,690

Cash, cash equivalents and funds in trust, end of period	$645,985	$639,059
Reconciliation of cash, cash equivalents and funds held in trust at end of period:
Cash and cash equivalents	$645,985	$449,482
Funds held in trust	-	189,577
Cash, cash equivalents and funds held in trust at end of period	$645,985	$639,059

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$500	$800
Interest	$-	$964
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Repurchase of preferred and common stock with note payable	$-	$51,744

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  FOR THE QUARTER ENDED MARCH 31, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2018	3,724,547	$3,725	$1,648,657	$1,649	$68,574,974	$975,877	$(55,845,766)	$(14,535)	$(26,529)	$13,683,930

Repurchase of common and preferred shares	(33,899)	(34)	-	-	(107,184)	-	63,244	(4,905)	(7,986)	(51,960)

Foreign currency translation adjustment	-	-	-	-	-	(372,157)	-	-	-	(372,157)

Share-based compensation expense	-	-	-	-	356,354	-	-	-	-	356,354

Net loss	-	-	-	-	-	-	(509,370)	-	-	(509,370)

Balance, March 31, 2018	$3,690,648	$3,691	$1,648,657	$1,649	$ 68,824,144	$603,720	$(56,291,892)	$(19,440)	$(34,515)	$13,106,797

PAID, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 2019

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2019	$3,784,712	$3,785	$1,648,657	$1,649	$68,751,871	$344,182	$(67,127,122)	$(33,840)	$(57,847)	$1,916,518

Foreign currency translation adjustment	-	-	-	-	-	$73,145	-	-	-	73,145

Share-based compensation expense	-	-	-	-	58,840	-	-	-	-	58,840

Net loss	-	-	-	-	-	-	(211,986)	-	-	(211,986)

Balance, March 31, 2019	$3,784,712	$3,785	$1,648,657	$1,649	$68,810,711	$417,327 $	$(67,339,108)	$(33,840)	$(57,847)	1,836,517

See accompanying notes to consolidated financial statements

PAID, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019

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

General Presentation and Basis of Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018 that was filed on April 1, 2019.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited consolidated financial statements, and these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year 2019.

Going Concern and Management's Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. For the three months ended March 31, 2019, the Company reported a net loss of $211,986. The Company has an accumulated deficit of $67,339,108 and has a working capital deficit of $(1,428,527) as of March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Foreign Currency

  The currencies of ShipTime, the Company’s international subsidiary, are in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at March 31, 2019 and December 31, 2018. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 96% of its revenues from Canada and 4% from the U.S. during the three months ended March 31, 2019, compared to 94% from Canada and 6% from the U.S. during the three months ended March 31, 2018.

At March 31, 2019, the Company maintained 100% of its property and equipment net of accumulated depreciation in Canada.

Right of Use Assets

A right-of-use asset represents a lessee’s right to use a leased asset for the term of the lease. Our right-of-use assets generally consist of an operating lease for a building.

Right-of-use assets are measured initially at the present value of the lease payments, plus any lease payments made before a lease began and any initial direct costs, such as commissions paid to obtain a lease.

Right-of-use assets are subsequently measured at the present value of the remaining lease payments, adjusted for incentives, prepaid or accrued rent, and any initial direct costs not yet expensed.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three months ended March 31, 2019 and 2018. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenue principally from fees for coordinating shipping services, sales of shipping calculator subscriptions, brewery management software subscriptions, and client services.

Nature of Goods and Services

For label generation service revenues the Company recognizes revenue when a customer has successfully prepared a shipping label and scheduled a pickup. Customers with pickups after the end of the reporting period are recorded as contract liabilities on the condensed consolidated balance sheets. The service is offered to consumers via an online registration and allows users to create a shipping label using a credit card on their account (all customers must have a valid credit card on file to process shipments on the ShipTime platform). ShipTime, in partnership with the Canadian Federation of Independent Businesses (“CFIB”), offered a cash rebate to its customers. Revenues were recognized net of the cash rebates, which were held in “funds held in trust” account in the accompanying condensed consolidated balance sheets. The cash rebates are available for twelve months for future use. Rebate revenue is recognized when the rebate is used.

Beginning in 2018, customers are offered airline miles as a reward in lieu of a cash rebate. As a result, the CFIB allowed the Company to release the funds held in trust for unused customer rebates back to cash and cash equivalents. As the Company transitioned from cash rebates to airline mile rewards, customers were allowed to convert their existing cash rebate balances to airline miles at the rate of 10 miles per $1 of rebates. For the quarter ended March 31, 2019, the Company recognized $5,550 of other income related to these conversions as the cost of the exchanged airline miles was less than the value of the cash rebates exchanged. Unused airline miles are recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

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

Revenue Disaggregation

The Company operates in four reportable segments (see below).

Performance Obligations

At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when the performance obligation has been met, which is when the customer has successfully prepared a shipping label and scheduled a pickup for shipping coordination and label generation services. The Company considers control to have transferred at that time because the Company has a present right to payment at that time, the Company has provided the shipping label, and the customer is able to direct the use of, and obtain substantially all of the remaining benefits from the shipping label.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $147,009 and $87,718 as of March 31, 2019 and December 31, 2018, respectively. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $100,784 and $144,221 at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, the Company recognized revenues of $43,437 related to contract liabilities outstanding at the beginning of the year.

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

For the three months ended March 31, 2019 and 2018, there were approximately 52,000 and 62,000, respectively, dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the periods then ended.

The Company computes its loss applicable to common shareholders by adding/subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, and any deemed dividends or discounts on redeemed preferred stock from its reported net loss and reports the same on the face of the condensed consolidated statements of operations and comprehensive loss.

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At March 31, 2019, the Company operated in the following four reportable segments:

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

The following table compares total revenues for the periods indicated.
	Three Months Ended
	March 31, 2019	March 31, 2018
Client services	$3,042	$5,383
Shipping calculator services	34,729	48,126
Brewery management software	56,069	72,063
Shipping coordination and label generation services	2,195,180	1,872,364
Total revenues	$2,289,020	$1,997,936

The following table compares total loss from operations for the periods indicated.
	Three Months Ended
	March 31, 2019	March 31, 2018
Client services$	$2,354	$4,188
Shipping calculator services	(152,585)	(435,259)
Brewery management software	20,607	(229)
Shipping coordination and label generation services	(80,998)	(84,805)
Total loss from operations	$(210,622)	$(516,104)

Reclassifications

Certain amounts were reclassified in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 in order to conform to the current period presentation.

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

The Company adopted the new lease standard (ASC 842) on January 1, 2019. We used the modified retrospective approach, which allowed us to make our transition adjustments at January 1, 2019.

We currently have a two finance leases for office furniture and equipment. We maintain a lease inventory for those leased assets, which are currently reported on our consolidated balance sheets and we continue to report them on our consolidated balance sheet under the new standard. We have reported one material operating lease on our consolidated balance sheet beginning January 1, 2019, which resulted in recording operating lease right-of-use assets and operating lease obligations of approximately $84,000. We determined that no adjustment to equity was necessary related to implementation of the new lease standard.

The Company elected certain practical expedients and as permitted did not reassess whether existing contracts are or contain leases, the lease classification and initial direct costs for any existing leases. As part of practical expedients selected the Company also used hindsight in determining lease terms. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. Leases with an initial term of twelve months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term.

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:
	March 31, 2019 (unaudited)	December 31, 2018
Payroll and related costs	$172,461	$169,691
Professional and consulting fees	12,585	2,100
Royalties	51,838	51,838
Stock price guarantee	890,654	884,241
Other	190,322	160,763
Total	$1,317,860	$1,268,633

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

In addition, the Company has various other intangibles from past business combinations.

At March 31, 2019 and December 31, 2018, intangible assets consisted of the following:

	March 31, 2019	December 31, 2018
Patents	$16,000	$16,000
Software	83,750	83,750
Trade Name	802,368	785,038

Technology	512,428	501,360
Client list / relationship	4,717,886	4,620,599
Accumulated amortization	(1,854,349)	(1,715,974)
	$4,278,083	$4,290,773

Amortization expense of intangible assets for the three months ended March 31, 2019 and 2018 was $120,127 and $214,312, respectively.

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. During the year ended 2018, the Company determined that the value of goodwill was impaired and recorded a full loss on the impairment of $10,354,172.

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

In January 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note was an interest-free, eight-month note for CAD $66,708 with payment terms of one payment of CAD $10,000 followed by eight equal installments of CAD $8,101. This note was paid in full in the third quarter of 2018. In April 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note was an interest-free, fifteen-month note for CAD $72,500. The Company made payments on this note in the amount of CAD $31,726. The balance of CAD $40,774 on this note was offset in the third quarter of 2018 against a note receivable to the same party (see below). In August 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note is an interest-free, six-month note for CAD $122,400 with payment terms of six equal installments of CAD $20,400. This note was paid in full in the first quarter of 2019.

 Related Party Note Payable

In June 2017, the Company agreed to make monthly payments of $5,000 CAD to related parties for seven months followed by monthly payments of $15,000 CAD with one final payment in March 2018 at which point the note was paid in full.

Notes Receivable

In April 2018, the Company entered into an agreement with a third party to develop software to assist with the growth of the e-commerce platform. The agreement contained a loan to a third party in the amount of $144,000 to be loaned by the Company in eighteen installments of which CAD $40,774 was actually loaned during 2018.

During the third quarter of 2018, the Company cancelled the agreement and called the CAD $40,774 note with the third party developer. As a result, the balance of the note receivable was offset against the CAD $72,500 note payable for the repurchase of common and preferred shares issued to the same party (see above), and no balance on the note receivable was due.

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $60.00 per share as adjusted for the reverse stock split.  If the shares are not at the required $60.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  As of March 31, 2019 and December 31, 2018, the maximum value of the stock price guarantee was $890,654 and $884,241, respectively, as the Company’s stock price was below $60.00 per share at March 31, 2019 and December 31, 2018, although some or all of the stock may already be sold and no longer subject to a guaranty and any required payment would be disputed by the Company. For the three months ended March 31, 2019 and 2018, the Company recorded an unrealized gain (loss) on stock price guarantee of ($6,414) and $8,498, respectively.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2019, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock holders have no voting rights and have an aggregate liquidation value of $11,843,287 at March 31, 2019. The Series A Preferred Stock also carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A preferred Stock, calculated by taking the 30-day average closing price for an equal number of shares of common stock for the month immediately preceding the coupon payment date, which is made annually. For the three month period ended March 31, 2019 and March 31, 2018, the estimated portion of the annual coupon is $42,971 and $41,903, respectively, which has been added to the liquidation value of the preferred stock. The Series A Preferred Stock have no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued.

Common Stock

The Company has authorized and reserved for future issuance 480,880 shares of common stock and 3,347,304 shares of preferred stock with respect to the remaining exchangeable shares to be issued as a result of the ShipTime acquisition by the Company in 2016.

Share Repurchase

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

Share-based Incentive Plans

The Company has a 2018 Stock Option Plan which reserves 450,000 non-qualified stock options to be granted to employees. The Company has three additional stock option plans that include both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The Company granted 15,000 stock options to one employee during the quarter ended March 31, 2019. The options have vesting period of one-third immediately, one-third in 18 months, and one-third in 36 months from the date of the grant, they expire if not exercised within ten years from grant date, and the exercise price is $2.92 per share. For the quarter ended March 31, 2019, the Company recorded $58,840 of stock compensation expense related to the vesting of applicable options granted in 2019 and prior years.

Note 6. Leases

We have an operating lease for our corporate offices in Canada and finance leases for furniture and equipment. Our leases have remaining lease terms of twenty-one months to fifty months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

We report operating leased assets, as well as operating lease current and noncurrent obligations on our balance sheets for the right to use the building in our business. Our finance leases represent furniture and office equipment; we report the furniture and equipment, as well as finance lease current and noncurrent obligations on our balance sheet.

Generally, interest rates are stated in our leases for equipment. When no interest rate is stated in a lease, however, we review the interest rates implicit in our recent finance leases to estimate our incremental borrowing rate. We determine the rate implicit in a lease by using the most recent finance lease rate, or other method we think most closely represents our incremental borrowing rate.

The components of lease expense were as follows:
Three Months Ended March 31, 2019
Operating lease cost	$5,653

Finance lease cost:
Amortization of leased assets	$2,583
Interest on lease liabilities	501
Total finance lease cost	$3,084

Supplemental cash flow information related to leases was as follows:
Three Months Ended March 31, 2019
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$5,477
Operating cash flows from finance leases	$501
Financing cash flows from finance leases	$2,121

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-
Finance leases	$-

Supplemental balance sheet information related to leases was as follows:
March 31, 2019
Operating leases:
Operating lease right-of-use assets	$81,773
Current portion of operating lease obligations	$15,665
Operating lease obligations, net of current portion	66,282
Total operating lease liabilities	$81,947

Finance leases:
Property and equipment, at cost	$51,655
Accumulated depreciation	(28,410)
Property and equipment, net	$23,245

Current portion of finance lease obligations	$9,776
Finance lease obligations, net of current portion	9,263
Total finance lease liabilities	$19,039

Three Months Ended March 31, 2019
Weighted Average Remaining Lease Term
Operating lease	4.4 years
Finance leases	2.0 years

Weighted Average Discount Rate
Operating lease	9.0%
Finance leases	9.8%

Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitment as of March 31, 2019 is as follows:

Years ending December 31,	Total
2019 (remaining months)	$16,759
2020	22,608
2021	22,608
2022	22,608
2023	15,072
Total lease liabilities	$99,654
Less amount representing interest	(17,707)
Total	81,947
Less current portion	(15,665)
$66,282

The following is a schedule of minimum future rentals on the non-cancelable finance leases as of March 31, 2019:

Year ending December 31,	Total
2019 (remaining months)	$7,835
2020	10,444
2021	2,793
Total minimum payments required:	21,072
Less amount representing interest:	(2,033)
Present value of net minimum lease payments:	19,039
Less current portion	(9,776)
$9,263

Disclosures related to periods prior to adoption of ASC 842

Minimum future lease payments under capital lease obligations as of December 31, 2018 are as follows:

Year Ended December 31,	Capital	Operating
2019	$10,222	$29,779
2020	10,222	38,202
2021	2,736	38,202
2022	-	38,202
2023	-	25,477
Total future minimum lease payments	23,180	$169,862
Less amount representing interest	(2,484)
Present value of net minimum lease payment	20,696
Less current portion	(8,580)
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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the fiscal year ended December 31, 2018 that was filed on April 1, 2019.

For example, the Company's ability to maintain positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company's inability to successfully implement the Company's business and revenue model, higher costs than anticipated, the Company's inability to sell its products and services to a sufficient number of customers, the introduction of competing products or services by others, the Company's failure to attract sufficient interest in, and traffic to, its site, the Company's inability to complete development of its products, the failure of the Company's operating systems, and the Company's inability to increase its revenues as rapidly as anticipated. If the Company is not profitable in the future, it will not be able to continue its business operations.

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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements for the years ended December 31, 2018 and 2017 included in our Form 10-K filed on April 1, 2019, as updated and amended in Note 1 of the Notes to Condensed Consolidated Financial Statements included herein. In addition, we adopted the new revenue recognition standard on January 1, 2018 with no effect to current or past amounts recognized as revenue. Also, we adopted the new lease standard as required by ASU 2016-02. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018.

The following discussion compares the Company's results of operations for the three months ended March 31, 2019 with those for the three months ended March 31, 2018. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended March 31,
	2019	2018	% Change
Client services	$3,042	$5,383	(43)%
Brewery management software	56,069	72,063	(22)%
Shipping coordination and label generation services	2,195,180	1,872,364	17%
Shipping calculator services	34,729	48,126	(28)%
Total revenues	$2,289,020	1,997,936	15%

Revenues increased 15% in the first quarter primarily from the growth of our shipping coordination and label generation services.

Client service revenues decreased $2,341 or 43% to $3,042 in the first quarter of 2019 compared to $5,383 in 2018. This decrease is a result of the depleted inventory of our movie posters resulting in fewer auctions.

Brewery management software revenues decreased $15,994 to $56,069 in 2019 from $72,063 in 2018. The decrease in revenues is due to a reduced number of new clients and an increase in competition.

Shipping coordination and label generation service revenues increased $322,816 or 17% to $2,195,180 in the first quarter of 2019 compared to $1,872,364 in 2018. The increase is attributable to the increased marketing, new corporate partnerships and brand recognition for this segment of our business.

Shipping calculator services revenue decreased $13,397 or 28% to $34,729 in the first quarter of 2019 compared to $48,126 in 2018.  The decrease was primarily due to a decline in new customers and the projected transition to the new e-commerce shopping cart offering. During 2018, the Company discontinued offering several e-commerce shipping calculator plugins with the anticipation of a new offering.

Gross Profit

Gross profit increased $72,635 or 14% in the first quarter of 2019 to $589,102 compared to $516,467 in 2018. Gross margin remained at 26% for the first quarter of 2019 and 2018. The steady gross margin percent is a result of the consistency of our carrier rates for the shipping coordination and label generation services that the Company offers.

Operating Expenses

Total operating expenses in the first quarter 2019 were $799,724 compared to $1,032,571 in the first quarter of 2018, a decrease of $232,847 or 23%. The decrease is primarily due to the stock based compensation of $58,840 in the first quarter of 2019 compared to $356,354 in 2018.

Other Income/Expense, net

Net other income (expense) in the first quarter of 2019 was ($864) compared to $7,534 in the same period of 2018, a change of $8,398. This is primarily attributable to change in the stock price as it relates to the guarantee liability.

Net Loss

The Company realized a net loss in the first quarter of 2019 of ($211,986) compared to a net loss of ($509,370) for the same period in 2018. The net loss available to common shareholders for the first quarter of 2019 and 2018 represent ($0.16) and ($0.30) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents provided by operating activities for the three months ended March 31, 2019 and 2018 is as follows:
	2019	2018
Net loss	$(211,986)	$(509,370)
Depreciation and amortization	125,562	220,288
Amortization of operating lease right-of-use assets	3,748	-
Share-based compensation	58,840	356,354
Unrealized loss (gain) on stock price guarantee	6,414	(8,498)
Changes in current assets and liabilities	49,187	(13,348)
Net cash provided by operating activities	$31,765	45,426

Working Capital and Liquidity

The Company had cash and cash equivalents of $645,985 at March 31, 2019, compared to $632,331 at December 31, 2018. The Company had a negative working capital of $1,428,527 at March 31, 2019, a change of $63,851 compared to $1,364,676 at December 31, 2018. The increase in working capital deficit is attributable to the additional accounts payable related to seasonal activity. The increase in cash and cash equivalents is due to the continued growth of the Company.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, as its principal financial officers have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer, and Chief Financial Officer both have concluded that, as of March 31, 2019, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified numerous material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2018.

Changes in Internal Control over Financial Reporting

There were several changes in our internal control over financial reporting during the quarter ended March 31, 2019. The Company has implemented policies and procedures to assure that there is a segregation of duties, evaluation of financial reporting and ongoing monitoring of activities. The Company continues to evaluate the internal controls over financial reporting and is working toward implementation of corporate governance, increased communication and updates to control documents and documentation of all procedures.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of March 31, 2019, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2018.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended March 31, 2019.

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

PAID, INC.

	By:	/s/ Allan Pratt
Allan Pratt, Chief Executive Officer
	By:	/s/ W. Austin Lewis IV
Date: May 15, 2019		W. Austin Lewis, IV, Chief Financial Officer

LIST OF EXHIBITS

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)