Form 10-Q
period 2019-06-30
PAID INC
filed 2019-08-14
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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
Yes ☐     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☐     No ☐

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
Yes ☐     No ☐

As of August 14, 2019, the issuer had outstanding 1,614,817 shares of its Common Stock.
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

PAID, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAID, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$595,933	$632,331
Accounts receivable, net	134,219	87,718
Prepaid expenses and other current assets	114,396	110,028
Total current assets	844,548	830,077

Property and equipment, net	99,799	90,843
Other intangible assets, net	4,232,899	4,290,773
Operating lease right-of-use assets	79,275	-
Total assets	$5,256,521	$5,211,693

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,028,057	$758,365
Notes payable	-	14,954
Finance leases - current portion	9,364	8,580
Accrued expenses	1,120,445	1,268,633
Contract liabilities	97,739	144,221
Operating lease obligations – current portion	16,492	-
Total current liabilities	2,272,097	2,194,753
Long term liabilities:
Finance leases - net of current portion	7,796	12,116
Operating lease obligations – net of current portion	63,136	-
Deferred tax liability, net	1,131,104	1,088,306
Total liabilities	3,474,133	3,295,175
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; 4,438,578 and 3,784,712 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively; liquidation value of $11,727,972 and $11,800,316 at June 30, 2019 and December 31, 2018, respectively	4,439	3,785
Common stock, $0.001 par value, 25,000,000 shares authorized; 1,648,657 shares issued and 1,614,817 shares outstanding at June 30, 2019 and December 31, 2018	1,649	1,649
Additional paid-in capital	68,892,178	68,751,871
Accumulated other comprehensive income	467,560	344,182
Accumulated deficit	(67,525,591)	(67,127,122)
Common stock in treasury, at cost; 33,840 shares at June 30, 2019 and December 31, 2018	(57,847)	(57,847)
Total shareholders' equity	1,782,388	1,916,518

Total liabilities and shareholders' equity	$5,256,521	$5,211,693

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues, net	$2,715,497	$2,336,460	$5,004,517	$4,334,396
Cost of revenues:
Cost of revenues	1,976,118	1,726,985	3,676,036	3,133,832
Amortization of acquired technology	-	73,208	-	147,830
Total cost of revenues	1,976,118	1,800,193	3,676,036	3,281,662
Gross profit	739,379	536,267	1,328,481	1,052,734

Operating expenses
Salaries and related	332,026	192,904	660,874	396,181
General and administrative	325,389	333,305	617,298	666,555
Stock-based compensation	(1,100)	63,095	57,740	419,449
Amortization of other intangible assets	110,418	137,154	230,545	276,844
Total operating expenses	766,733	726,458	1,566,457	1,759,029
Loss from operations	(27,354)	(190,191)	(237,976)	(706,295)

Other income (expense):
Interest expense	-	(734)	-	(1,698)
Other income (expense), net	2,492	(1,951)	8,032	(1,951)
Unrealized gain (loss) on stock price guarantee	2,085	-	(4,329)	8,498
Total other income (expense), net	4,567	(2,685)	3,703	4,849

Loss before provision for income taxes	(22,787)	(192,876)	(234,273)	(701,446)
Provision for income taxes	460	460	960	1,260
Net loss	(23,247)	(193,336)	(235,233)	(702,706)
Preferred share redemption discount	-	70,909	-	134,153
Preferred dividends	(47,921)	(39,988)	(90,892)	(82,959)
Net loss available to common shareholders	$(71,168)	$(162,415)	$(326,125)	$(651,512)

Net loss per share – basic and diluted	$(0.04)	$(0.08)	$(0.20)	$(0.40)
Weighted average number of common shares outstanding - basic and diluted	1,614,817	1,625,004	1,614,817	1,627,722
Condensed consolidated statements of comprehensive loss
Net loss	$(23,247)	$(193,336)	$(235,233)	$(702,706)
Other comprehensive income (loss):
Foreign currency translation adjustments	50,233	(250,631)	123,378	(622,788)
Comprehensive income (loss)	$26,986	$(443,967)	$(111,855)	$(1,325,494)

See accompanying notes to condensed consolidated financial statements.

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(235,233)	$(702,706)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	246,207	436,469
Amortization of operating lease right-of-use assets	7,553	-
Share-based compensation	57,740	419,449
Unrealized loss (gain) on stock price guarantee	4,329	(8,498)
Loss on disposal of property and equipment	-	1,951
Changes in assets and liabilities:
Accounts receivable	(43,346)	(26,201)
Prepaid expenses and other current assets	(295)	(76,394)
Accounts payable	247,943	218,034
Accrued expenses	(84,169)	34,632
Contract liabilities	(51,202)	(8,501)
Operating lease obligations	(7,206)	-
Net cash provided by operating activities	143,321	288,235

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	1,190
Loans under note receivable	-	(31,925)
Purchase of property and equipment	(16,024)	(31,472)
Net cash used in investing activities	(16,024)	(62,207)

Cash flows from financing activities:
Payments on finance leases	(4,281)	(4,055)
Payments on notes payable	(15,346)	(158,232)
Payments of preferred dividends	(163,236)	-
Payments on related party note payable	-	(29,653)
Net cash used in financing activities	(182,863)	(191,940)
Effect of exchange rate changes on cash, cash equivalents and funds in trust	20,168	(35,572)

Net change in cash, cash equivalents and funds in trust	(36,398)	(1,484)

Cash, cash equivalents and funds in trust, beginning of period	632,331	738,690

Cash, cash equivalents and funds in trust, end of period	$595,933	$737,206
Reconciliation of cash, cash equivalents and funds held in trust at end of period:
Cash and cash equivalents	$595,933	$550,637
Funds held in trust	-	186,569
Cash, cash equivalents and funds held in trust at end of period	$595,933	$737,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$500	$1,260
Interest	$932	$1,698
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Repurchase of preferred and common stock with note payable	$-	$106,039
Issuance of preferred shares in settlement of accrued expenses	$83,221	$-

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2018	3,724,547	$3,725	1,648,657	$1,649	$68,574,974	$975,877	$(55,845,766)	(14,535)	$(26,529)	$13,683,930

Repurchase of common and preferred shares	(33,899)	(34)	-	-	(107,184)	-	63,244	(4,905)	(7,986)	(51,960)

Foreign currency translation adjustment	-	-	-	-	-	(372,157)	-	-	-	(372,157)

Share-based compensation expense	-	-	-	-	356,354	-	-	-	-	356,354

Net loss	-	-	-	-	-	-	(509,370)	-	-	(509,370)

Balance, March 31, 2018	3,690,648	$3,691	1,648,657	$1,649	$68,824,144	$603,720	$(56,291,892)	(19,440)	$(34,515)	$13,106,797

Repurchase of common and preferred shares	(37,320)	(38)	-	-	(120,409)	-	70,909	(5,400)	(8,679)	(58,217)

Foreign currency translation adjustment	-	-	-	-	-	(250,631)	-	-	-	(250,631)

Share based compensation expense	-	-	-	-	63,095	-	-	-	-	63,095

Net loss	-	-	-	-	-	-	(193,336)	-	-	(193,336)

Balance, June 30, 2018	3,653,328	$3,653	1,648,657	$1,649	$68,766,830	$353,089	$(56,414,319)	(24,840)	$(43,194)	$12,667,708

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2019	$3,784,712	$3,785	$1,648,657	$1,649	$68,751,871	$344,182	$(67,127,122)	$(33,840)	$(57,847)	$1,916,518

Foreign currency translation adjustment	-	-	-	-	-	$73,145	-	-	-	73,145

Share-based compensation expense	-	-	-	-	58,840	-	-	-	-	58,840

Net loss	-	-	-	-	-	-	(211,986)	-	-	(211,986)

Balance, March 31, 2019	3,784,712	3,785	1,648,657	1,649	68,810,711	417,327	(67,339,108)	(33,840)	(57,847)	1,836,517

Foreign currency translation adjustment	-	-	-	-	-	50,233	-	-	-	50,233

Preferred dividends paid	-	-	-	-	-	-	(163,236)	-	-	(163,236)

Share-based compensation expense	-	-	-	-	(1,100)	-	-	-	-	(1,100)

Net loss	-	-	-	-	-	-	(23,247)	-	-	(23,247)

Preferred shares issued as compensation	653,866	654			82,567	-	-	-	-	83,221

Balance, June 30, 2019	4,438,578	$4,439	1,648,657	1,649	$68,892,178	467,560	(67,525,591)	(33,840)	(57,847)	$1,782,388

See accompanying notes to consolidated financial statements

PAID, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019

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

Going Concern and Management's Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. For the six months ended June 30, 2019, the Company reported a net loss of $235,233. The Company has an accumulated deficit of $67,525,591 and has a working capital deficit of $1,427,549 as of June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at June 30, 2019 and December 31, 2018. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 96% of its revenues from Canada and 4% from the U.S. during the three months ended June 30, 2019, compared to 95% from Canada and 5% from the U.S. during the three months ended June 30, 2018. For the six months ended June 30, 2019, the Company derived 96% of its revenues from Canada and 4% from the U.S. compared to 94% from Canada and 6% from the U.S. during the same period in 2018.

At June 30, 2019, the Company maintained 100% of its property and equipment net of accumulated depreciation in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three and six months ended June 30, 2019 and 2018. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Beginning in 2018, customers were offered airline miles as a reward in lieu of a cash rebate. As a result, the CFIB allowed the Company to release the funds held in trust for unused customer rebates back to cash and cash equivalents. As the Company transitioned from cash rebates to airline mile rewards, customers were allowed to convert their existing cash rebate balances to airline miles at the rate of 10 miles per $1 of rebates. For the three and six months ended June 30, 2019, the Company recognized $2,516 and $8,066, respectively, of other income related to these conversions as the cost of the exchanged airline miles was less than the value of the cash rebates exchanged. Unused airline miles are recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. During the second quarter of 2019 the prepaid miles purchased to be awarded to customers were scheduled to expire. Aeroplan granted permission for a one-time transfer of the balance of the prepaid miles to the Company’s Aeroplan account. As a result, the Company recorded an expense in the amount of $32,102.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $134,219 and $87,718 as of June 30, 2019 and December 31, 2018, respectively. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $97,739 and $144,221 at June 30, 2019 and December 31, 2018, respectively. During the three and six months ended June 30, 2019, the Company recognized revenues of $3,045 and $46,482, respectively, related to contract liabilities outstanding at the beginning of the year.

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

For the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018, there were approximately 50,000 and 61,000, and 51,000 and 62,000, respectively, dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the periods then ended.

The Company computes its loss applicable to common shareholders by adding/subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, and any deemed dividends or discounts on redeemed preferred stock from its reported net loss and reports the same on the face of the condensed consolidated statements of operations and comprehensive loss.

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At June 30, 2019, the Company operated in the following four reportable segments:

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

The following table compares total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Client services	$13,076	$5,182	$16,118	$10,565
Shipping calculator services	41,235	45,569	75,964	93,695
Brewery management software	51,218	70,960	107,287	143,023
Shipping coordination and label generation services	2,609,968	2,214,749	4,805,148	4,087,113
Total revenues	$2,715,497	$2,336,460	$5,004,517	$4,334,396

The following table compares total loss from operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Client services	$9,836	$3,943	$12,190	$8,132
Shipping calculator services	(49,283)	(113,177)	(201,868)	(548,436)
Brewery management software	13,191	(10,608)	33,798	(10,837)
Shipping coordination and label generation services	(1,098)	(70,349)	(82,096)	(155,154)
Total loss from operations	$(27,354)	$(190,191)	$(237,976)	$(706,295)

Reclassifications

Certain amounts were reclassified in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 in order to conform to the current period presentation.

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

We currently have two finance leases for office furniture and equipment. We maintain a lease inventory for those leased assets, which are currently reported on our consolidated balance sheets and we continue to report them on our consolidated balance sheet under the new standard. We have reported one material operating lease on our consolidated balance sheet beginning January 1, 2019, which resulted in recording operating lease right-of-use assets and operating lease obligations of approximately $84,000. We determined that no adjustment to equity was necessary related to implementation of the new lease standard.

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

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:
	June 30, 2019	December 31, 2018
	(unaudited)
Payroll and related costs	$10,603	$169,691
Professional and consulting fees	410	2,100
Royalties	51,838	51,838
Stock price guarantee	888,570	884,241
Other	169,024	160,763
Total	1,120,445	$1,268,633

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

In addition, the Company has various other intangibles from past business combinations.

At June 30, 2019 and December 31, 2018, intangible assets consisted of the following:

	June 30, 2019	December 31, 2018
Patents	$16,000	$16,000
Software	83,750	83,750
Trade Name	815,908	785,038
Technology	521,075	501,360
Client list / relationship	4,793,898	4,620,599
Accumulated amortization	(1,997,732)	(1,715,974)
	$4,232,899	$4,290,773

Amortization expense of intangible assets for the six months ended June 30, 2019 and 2018 was $235,643 and $424,674, respectively.

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

In January 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note was an interest-free, eight-month note for CAD $66,708 with payment terms of one payment of CAD $10,000 followed by eight equal installments of CAD $8,101. This note was paid in full in the third quarter of 2018. In April 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note was an interest-free, fifteen-month note for CAD $72,500. The Company made payments on this note in the amount of CAD $31,726. The balance of CAD $40,774 on this note was offset in the third quarter of 2018 against a note receivable to the same party (see below). In August 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note was an interest-free, six-month note for CAD $122,400 with payment terms of six equal installments of CAD $20,400. This note was paid in full in the first quarter of 2019.

 Related Party Note Payable

In June 2017, the Company agreed to make monthly payments of CAD $5,000 to related parties for seven months followed by monthly payments of CAD $15,000 with one final payment in March 2018 at which point the note was paid in full.

Notes Receivable

In April 2018, the Company entered into an agreement with a third party to develop software to assist with the growth of the e-commerce platform. The agreement contained a loan to a third party in the amount of $144,000 to be loaned by the Company in eighteen installments of which CAD $40,744 was actually loaned during 2018.

During the third quarter of 2018, the Company cancelled the agreement and called the CAD $40,774 note with the third party developer. As a result, the balance of the note receivable was offset against the CAD $72,500 note payable for the repurchase of common and preferred shares issued to the same party (see above), and no balance on the note receivable was due.

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $60.00 per share as adjusted for the reverse stock split.  If the shares are not at the required $60.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  As of June 30, 2019 and December 31, 2018, the maximum value of the stock price guarantee was $888,570 and $884,241, respectively, as the Company’s stock price was below $60.00 per share at June 30, 2019 and December 31, 2018, although some or all of the stock may already be sold and no longer subject to a guaranty and any required payment would be disputed by the Company. For the six months ended June 30, 2019 and 2018, the Company recorded an unrealized gain (loss) on stock price guarantee of ($4,329) and $8,498, respectively.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of June 30, 2019, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock holders have no voting rights and have an aggregate liquidation value of $11,727,972 at June 30, 2019. The Series A Preferred Stock also carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A preferred Stock, calculated by taking the 30-day average closing price for an equal number of shares of common stock for the month immediately preceding the coupon payment date, which is made annually. The Company paid the 2017 coupon payment due to shareholders in the second quarter of 2019 in the amount of $163,236. For the six month periods ended June 30, 2019 and 2018, the estimated portion of the annual coupon is $90,892 and $82,959, respectively, which has been added to the liquidation value of the preferred stock. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued.

During the second quarter of 2019, the Company issued 653,866 preferred shares in the form of compensation to employees. The value of the share issuance is $83,221.

Common Stock

The Company has authorized and reserved for future issuance 480,880 shares of common stock and 3,347,304 shares of preferred stock with respect to the remaining exchangeable shares to be issued as a result of the ShipTime acquisition by the Company in 2016.

Share Repurchase

In January 2018, the Company entered into an agreement to repurchase 109 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction were 4,905 common shares and 33,899 preferred shares of the Company. The allocated discount on the repurchase of the preferred stock was $1.87 per share and has been recorded in accumulated deficit, and was added to the net loss available to common shareholders. The repurchase of the common shares was recorded at an allocated cost of $1.59 per share. In April 2018, the Company entered in a second agreement with a shareholder to purchase 120 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction were 5,400 common shares and 37,320 preferred shares of the Company. The discount on the repurchase of preferred stock was $1.90 per share and has been recorded in accumulated deficit, and was added to the net loss available to common shareholders. The repurchase of the common shares was recorded at an allocated cost of $1.58 per share. In August 2018, the Company entered in an additional agreement with a shareholder to purchase 200 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction were 9,000 common shares and 62,200 preferred shares of the Company. The discount on the repurchase of preferred stock was $1.87 per share and has been recorded in accumulated deficit, and was added to the net loss available to common shareholders. The repurchase of the common shares was recorded at an allocated cost of $1.58 per share. There were no share purchases during the six months ended June 30, 2019.

Share-based Incentive Plans

The Company has a 2018 Stock Option Plan which reserves 450,000 non-qualified stock options to be granted to employees. The Company has three additional stock option plans that include both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The Company granted 15,000 stock options to one employee during the quarter ended March 31, 2019. The options have vesting period of one-third immediately, one-third in 18 months, and one-third in 36 months from the date of the grant, they expire if not exercised within ten years from grant date, and the exercise price is $2.92 per share. The Company granted 1,245 stock options to one employee during the quarter ended June 30, 2019. The options have vesting period of one-third immediately, one-third in 18 months, and one-third in 36 months from the date of the grant, they expire if not exercised within ten years from grant date, and the exercise price is $3.50 per share. During the second quarter of 2019, the Company recorded a reversal of unvested stock option expense for the termination of a non-employee consultant’s 25,000 stock options totaling $44,167 and $43,067 of stock compensation expense related to the vesting of applicable options granted in 2019 and prior years. For the three and six month period ended June 30, 2019, the Company recorded ($1,100) and $57,740 of stock compensation expense related to the vesting of applicable options granted in 2019 and prior years, net of the reversal discussed above.

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

The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$5,653	$11,306

Finance lease cost:
Amortization of leased assets	$2,670	$5,253
Interest on lease liabilities	431	932
Total finance lease cost	$3,091	$6,185

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$10,954
Operating cash flows from finance leases	$932
Financing cash flows from finance leases	$4,281

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-
Finance leases	$-

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating leases:
Operating lease right-of-use assets	$79,275
Current portion of operating lease obligations	$16,492
Operating lease obligations, net of current portion	63,136
Total operating lease liabilities	$79,628

Finance leases:
Property and equipment, at cost	$52,527
Accumulated depreciation	(31,515)
Property and equipment, net	$21,012

Current portion of finance lease obligations	$9,364
Finance lease obligations, net of current portion	7,796
Total finance lease liabilities	$17,160

Six Months Ended June 30, 2019
Weighted Average Remaining Lease Term
Operating lease	4.2 years
Finance leases	1.8 years

Weighted Average Discount Rate
Operating lease	9.0%
Finance leases	9.7%

Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitment as of June 30, 2019 is as follows:

Years ending December 31,	Total
2019 (remaining months)	$11,261
2020	22,522
2021	22,522
2022	22,522
2023	15,015
Total lease liabilities	$93,842
Less amount representing interest	(14,214)
Total	79,628
Less current portion	(16,492)
$63,136

The following is a schedule of minimum future rentals on the non-cancelable finance leases as of June 30, 2019:

Year ending December 31,	Total
2019 (remaining months)	$5,224
2020	10,447
2021	2,792
Total minimum payments required:	18,463
Less amount representing interest:	(1,303)
Present value of net minimum lease payments:	17,160
Less current portion	(9,364)
$7,796

Disclosures related to periods prior to adoption of ASC 842

Minimum future lease payments under lease obligations as of December 31, 2018 are as follows:

Year Ended December 31,	Capital	Operating
2019	$10,222	$29,779
2020	10,222	38,202
2021	2,736	38,202
2022	-	38,202
2023	-	25,477
Total future minimum lease payments	23,180	$169,862
Less amount representing interest	(2,484)
Present value of net minimum lease payment	20,696
Less current portion	(8,580)
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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements for the years ended December 31, 2018 and 2017 included in our Form 10-K filed on April 1, 2019, as updated and amended in Note 1 of the Notes to Condensed Consolidated Financial Statements included herein. In addition, we adopted the new revenue recognition standard on January 1, 2018 with no effect to current or past amounts recognized as revenue. Also, we adopted the new lease standard as required by ASU 2016-02. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts ofassets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018.

The following discussion compares the Company's results of operations for the three months ended June 30, 2019 with those for the three months ended June 30, 2018. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended June 30,
	2019	2018	% Change
Client services	$13,076	$5,182	152%
Brewery management software	51,218	70,960	(28)%
Shipping coordination and label generation services	2,609,968	2,214,749	18%
Shipping calculator services	41,235	45,569	(9)%
Total revenues	$2,715,497	$2,336,460	16%

Revenues increased 16% in the second quarter primarily from the growth of our shipping coordination and label generation services.

Client service revenues increased $7,894 or 152% to $13,076 in the second quarter of 2019 compared to $5,182 in 2018. This growth is a result of the seasonal increase in movie poster auctions held during the second quarter.

Brewery management software revenues decreased $19,742 to $51,218 in 2019 from $70,960 in 2018. The decrease in revenues is due to a reduced number of new clients and an increase in competition.

Shipping coordination and label generation service revenues increased $395,219 or 18% to $2,609,968 in the second quarter of 2019 compared to $2,214,749 in 2018. The increase is attributable to the increased marketing, new corporate partnerships and brand recognition for this segment of our business.

Shipping calculator services revenue decreased $4,244 or 9% to $41,235 in the second quarter of 2019 compared to $45,569 in 2018.  The decrease was primarily due to a decline in new customers and the projected transition to the new e-commerce shopping cart offering. During 2019, the Company discontinued offering several e-commerce shipping calculator plugins with the anticipation of a new offering.

Gross Profit

Gross profit increased $203,112 or 38% in the second quarter of 2019 to $739,379 compared to $536,267 in 2018. Gross margin increased to 27% for the second quarter of 2019 compared to 23% in the second quarter of 2018. The growth in gross margin is a result of the reduction in amortization of technology which was fully amortized in the first quarter of 2019.

Operating Expenses

Total operating expenses in the second quarter 2019 were $766,733 compared to $726,458 in the second quarter of 2018, an increase of $40,275 or 6%. The increase is primarily due to the personnel that were added to the Company in the second quarter of 2019.

Other Income/Expense, net

Net other income (expense) in the second quarter of 2019 was $4,567 compared to ($2,685) in the same period of 2018, a change of $7,252. This is primarily attributable to the stock price guarantee.

Net Loss

The Company realized a net loss in the second quarter of 2019 of ($23,247) compared to a net loss of ($193,336) for the same period in 2018. The net loss available to common shareholders for the second quarter of 2019 and 2018 represent ($0.04) and ($0.08) per share, respectively.

Comparison of the six months ended June 30, 2019 and 2018.

The following discussion compares the Company's results of operations for the six months ended June 30, 2019 with those for the six months ended June 30, 2018. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Six months Ended June 30,
	2019	2018	% Change
Client services	$ 16,118	$10,565	53%
Brewery management software	107,287	143,023	(25)%
Shipping coordination and label generation services	4,805,148	4,087,113	18%
Shipping calculator services	75,964	93,695	(19)%
Total revenues	$5,004,517	$4,334,396	15%

Revenues increased 15% in the first and second quarter primarily from the growth of our shipping coordination and label generation services.

Client service revenues increased $5,553 or 53% to $16,118 in the first and second quarter of 2019 compared to $10,565 in 2018. This increase is a result of the number of successful sales of our movie posted inventory at auction.

Brewery management software revenues decreased $35,736 to $107,287 in 2019 from $143,023 in 2018. The decrease in revenues is due to a reduced number of new clients and an increase in competition.

Shipping calculator services revenue decreased $17,731 or 19% to $75,964 in the first and second quarter of 2019 compared to $93,695 in 2018.  The decrease was primarily due to a decline in new customers and the focus on transitioning this segment of the business to a new platform.

Shipping coordination and label generation service revenues increased $718,035 or 18% to $4,805,148 in the first and second quarter of 2018 compared to $4,087,113 in 2018. The increase is attributable to the increased marketing and strengthening of carrier and affiliate relationships for this segment of our business.

Gross Profit

Gross profit increased $275,747 or 27% in the first and second quarter of 2019 to $1,328,481 compared to $1,052,734 in 2018. Gross margin increased to 27% for the first and second quarter of 2019 compared to 24% for 2018. The gross margin increase is a result of the reduced amount of amortization taken on in 2019. The Company recognized $0 in amortization of technology in the first and second quarter of 2019 compared to $147,830 in 2018.

Operating Expenses

Total operating expenses in the first and second quarter 2019 were $1,566,457 compared to $1,759,029 in the first and second quarter of 2018, a decrease of $192,572 or 11%. The decrease is due to the ongoing expense analysis in addition to a decrease in stock based compensation. The Company recorded a $57,740 stock based compensation expense in the first and second quarter of 2019 compared to $419,449 in 2018.

Other Income/Expense, net

Net other income (expense) in the first and second quarter of 2019 was $3,703 compared to $4,849 in the same period of 2018, a change of ($1,146).

Net Loss

The Company realized a net loss in the first and second quarter of 2019 of ($253,233) compared to a net loss of ($702,706) for the same period in 2018. The net loss available to common stockholders for the second quarter of 2019 and 2018 represent ($0.20) and ($0.40) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents provided by operating activities for the six months ended June 30, 2019 and 2018 is as follows:

	2019	2018
Net loss	$(235,233)	$ (702,706)
Depreciation and amortization	246,207	436,469
Amortization of operating lease right-of-use assets	7,553	-
Share-based compensation	57,740	419,449
Unrealized loss (gain) on stock price guarantee	4,329	(8,498)
Loss on disposal of property and equipment	-	1,951
Changes in assets and liabilities	61,725	141,570
Net cash provided by operating activities	$143,321	$ 288,235

Working Capital and Liquidity

The Company had cash and cash equivalents of $595,933 at June 30, 2019, compared to $632,331 at December 31, 2018. The Company had a negative working capital of $1,427,549 at June 30 2019, a change of $62,873 compared to $1,364,676 at December 31, 2018. The increase in working capital deficit is attributable to the additional accounts payable. The decrease in cash and cash equivalents is due to the additional personnel and consultants that the Company has hired.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, as its principal financial officers have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer, and Chief Financial Officer both have concluded that, as of June 30, 2019, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified numerous material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2018.

Changes in Internal Control over Financial Reporting

There were several changes in our internal control over financial reporting during the quarter ended June 30, 2019. The Company has implemented policies and procedures to assure that there is a segregation of duties, evaluation of financial reporting and ongoing monitoring of activities. The Company continues to evaluate the internal controls over financial reporting and is working toward implementation of corporate governance, increased communication and updates to control documents and documentation of all procedures.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of June 30, 2019, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.   RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2018.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended June 30, 2019.

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

PAID, INC.

	By:	/s/ Allan Pratt
Allan Pratt, Chief Executive Officer
	By:	/s/ W. Austin Lewis IV
Date: August 14, 2019		W. Austin Lewis, IV, Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)