Form 10-Q
period 2019-09-30
PAID INC
filed 2019-11-14
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of November 14, 2019, the issuer had outstanding 1,614,817 shares of its Common Stock.

PAID, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAID, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$525,201	$632,331
Accounts receivable, net	133,938	87,718
Prepaid expenses and other current assets	88,593	110,028
Total current assets	747,732	830,077

Property and equipment, net	93,371	90,843
Other intangible assets, net	4,079,558	4,290,773
Operating lease right-of-use assets	125,702	-
Total assets	$5,046,363	$5,211,693

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$841,926	$758,365
Notes payable	-	14,954
Finance leases - current portion	9,511	8,580
Accrued expenses	195,119	1,268,633
Contract liabilities	101,872	144,221
Operating lease obligations – current portion	28,816	-
Total current liabilities	1,177,244	2,194,753
Long term liabilities:
Finance leases - net of current portion	5,261	12,116
Operating lease obligations – net of current portion	99,651	-
Deferred tax liability, net	1,121,152	1,088,306
Total liabilities	2,403,308	3,295,175
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; 4,438,578 and 3,784,712 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively; liquidation value of $13,758,085 and $11,800,316 at September 30, 2019 and December 31, 2018, respectively	4,439	3,785
Common stock, $0.001 par value, 25,000,000 shares authorized; 1,648,657 shares issued and 1,614,817 shares outstanding at September 30, 2019 and December 31, 2018	1,649	1,649
Additional paid-in capital	69,196,136	68,751,871
Accumulated other comprehensive income	442,635	344,182
Accumulated deficit	(66,943,957)	(67,127,122)
Common stock in treasury, at cost; 33,840 shares at September 30, 2019 and December 31, 2018	(57,847)	(57,847)
Total shareholders' equity	2,643,055	1,916,518

Total liabilities and shareholders' equity	$5,046,363	$5,211,693

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues, net	2,726,433	2,238,445	7,730,950	6,572,841
Cost of revenues:
Cost of revenues	1,973,499	1,653,382	5,649,535	4,787,214
Amortization of acquired technology	-	72,351	-	220,181
Total cost of revenues	1,973,499	1,725,733	5,649,535	5,007,395
Gross profit	752,934	512,712	2,081,415	1,565,446

Operating expenses
Salaries and related	381,585	193,036	1,042,459	589,217
General and administrative	261,993	373,999	879,291	1,040,554
Stock-based compensation	303,958	297,384	361,698	716,833
Amortization of other intangible assets	116,401	135,605	346,946	412,449
Total operating expenses	1,063,937	1,000,024	2,630,394	2,759,053
Loss from operations	(311,003)	(487,312)	(548,979)	(1,193,607

Other income (expense):
Interest income (expense)	-	13	-	(1,685
Other income	884,620	44,280	892,652	42,329
Unrealized gain (loss) on stock price guarantee	8,017	(12,025	3,688	(3,527
Total other income, net	892,637	32,268	896,340	37,117

Income (loss) before provision for income taxes	581,634	(455,044	347,361	(1,156,490
Provision for income taxes	-	-	960	1,260
Net income (loss)	581,634	(455,044	346,401	(1,157,750
Preferred share redemption discount	-	116,017	-	250,170
Preferred dividends	(50,395)	(45,955	(141,287)	(128,914)
Net income (loss) available to common shareholders	$531,239	$(384,982	$205,114	$(1,036,494

Net income (loss) per share – basic	$0.33	$(0.24)	$0.13	$(0.64)
Net income (loss) per share - diluted	$0.32	$(0.24)	$0.12	$(0.64)
Weighted average number of common shares outstanding - basic	1,614,817	1,620,589	1,614,817	1,625,318
Weighted average number of common shares outstanding - diluted	1,671,693	1,620,589	1,667,566	1,625,318
Condensed consolidated statements of comprehensive income (loss)
Net income (loss)	$581,634	$(455,044	$346,401	$(1,157,750
Other comprehensive income (loss):
Foreign currency translation adjustments	(24,925)	229,484	98,453	(393,304
Comprehensive income (loss)	$556,709	$(225,560	$444,854	$(1,551,054

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2019	2018
Cash flows from operating activities:
Net income (loss)	$346,401	$(1,157,750)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	368,183	649,537
Amortization of operating lease right-of-use assets	16,020	-
Share-based compensation	361,698	716,833
Unrealized loss (gain) on stock price guarantee	(3,688)	3,527
Other income from stock price guarantee	(880,553)	-
Loss on disposal of property and equipment	-	1,944
Changes in assets and liabilities:
Accounts receivable	(44,051)	(71,625)
Prepaid expenses and other current assets	24,381	(43,103)
Accounts payable	146,778	81,532
Accrued expenses	(192,901)	33,709
Contract liabilities	(46,382)	(64,643)
Operating lease obligations	(13,266)	-
Net cash provided by operating activities	82,620	149,961
Cash flows from investing activities:
Proceeds from sale of property and equipment	-	1,182
Purchase of property and equipment	(16,077)	(31,226)
Net cash used in investing activities	(16,077)	(30,044)

Cash flows from financing activities:
Payments on finance leases	(6,523)	(6,110)
Payments on notes payable	(15,346)	(250,049)
Payments of preferred dividends	(163,236)	-
Payments on related party note payable	-	(29,422)
Net cash used in financing activities	(185,105)	(285,581)
Effect of exchange rate changes on cash, cash equivalents and funds in trust	11,432	(22,463)

Net change in cash, cash equivalents and funds in trust	(107,130)	(188,127)

Cash, cash equivalents and funds in trust, beginning of period	632,331	738,690

Cash, cash equivalents and funds in trust, end of period	$525,201	$550,563
Reconciliation of cash, cash equivalents and funds held in trust at end of period:
Cash and cash equivalents	$525,201	$550,563
Funds held in trust	-	-
Cash, cash equivalents and funds held in trust at end of period	$525,201	$550,563

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$500	$1,260
Interest	$932	$1,658
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Repurchase of preferred and common stock with note payable	$-	$202,656
Issuance of preferred shares in settlement of accrued expenses	$83,221	$-
Operating lease liabilities from obtaining operating lease right-of-use assets	$55,600	$-

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

	Preferred stock		Common stock		Paid-in	Treasury Stock		OtherComprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	income	Deficit	Equity
Balance, December 31, 2017	3,724,547.00	$3,725.00	1,648,657	$1,649	$68,574,974	(14,535)	$(26,529)	$975,877	$(55,845,766)	$13,683,930

Re-purchase of Common and Preferred shares	(33,899)	(34)	-	-	(107,184)	(4,905)	(7,986)	-	63,244	(51,960)
										-
Foreign currency translation	-	-	-	-	-	-	-	(372,157)	-	(372,157)
										-
Share-based compensation expense	-	-	-	-	356,354	-	-	-	-	356,354
										-
Net loss	-	-	-	-	-	-	-	-	(509,370)	(509,370)

Balance, March 31, 2018	3,690,648.00	3,691.00	1,648,657	1,649	68,824,144	(19,440)	(34,515)	603,720	(56,291,892)	13,106,797

Re-purchase of Common and Preferred shares	(37,320)	(38)	-	-	(120,409)	(5,400)	(8,679)	-	70,909	(58,217)
										-
Foreign currency translation	-	-	-	-	-	-	-	(250,631)	-	(250,631)
										-
Share-based compensation expense	-	-	-	-	63,095	-	-	-	-	63,095
										-
Net loss	-	-	-	-	-	-	-	-	(193,336)	(193,336)

Balance, June 30, 2018	3,653,328.00	3,653.00	1,648,657	1,649	68,766,830	(24,840)	(43,194)	353,089	(56,414,319)	12,667,708

Re-purchase of Common and Preferred shares	(62,200)	(62)	-	-	(194,984)	(9,000)	(14,653)	-	116,017	(93,682)
										-
Foreign currency translation	-	-	-	-	-	-	-	229,484	-	229,484
										-
Share-based compensation expense	193,584	194	-	-	297,190	-	-	-	-	297,384
										-
Net loss	-	-	-	-	-	-	-	-	(455,044)	(455,044)

Balance, September 30, 2018	3,784,712.00	$3,785.00	1,648,657	$1,649	$68,869,036	(33,840)	$(57,847)	$582,573	$(56,753,346)	$12,645,850

						Other
	Preferred stock		Common stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	income	Deficit	Shares	Amount	Equity

Balance, December 31, 2018	3,784,712.00	3,785	1,648,657	$1,649	$68,751,871	$344,182	$(67,127,122)	(33,840)	$(57,847)	$1,916,518

										-
Foreign currency translation	-	-	-	-	-	73,145.00	-	-	-	73,145
										-
Share-based compensation expense	-	-	-	-	58,840.00	-	-	-	-	58,840
										-
Net loss	-	-	-	-	-	-	(211,986.00)	-	-	(211,986)
										-
Balance, March 31, 2019	3,784,712	3,785	1,648,657	1,649	68,810,711	417,327	(67,339,108)	(33,840)	(57,847)	1,836,517

Foreign currency translation	-	-	-	-	-	50,233.00	-	-	-	50,233
										-
Share-based compensation expense	-	-	-	-	(1,100.00)	-	-	-	-	(1,100)
										-
Share-based compensation expense	653,866	654	-	-	82,567.00	-	-	-	-	83,221
										-
Dividend paid	-	-	-	-	-	-	(163,236.00)	-	-	(163,236)
										-
Net loss	-	-	-	-	-	-	(23,247.00)	-	-	(23,247)
										-
Balance, June 30, 2019	4,438,578	4,439	1,648,657	1,649	8,892,178	467,560	(67,525,591)	(33,840)	(57,847)	1,782,388

Foreign currency translation	-	-	-	-	-	(24,925.00)	-	-	-	(24,925)
										-
Share-based compensation expense	-	-	-	-	303,958.00	-	-	-	-	303,958
										-
Net income	-	-	-	-	-	-	581,633.00	-	-	581,633
										-
Balance, September 30, 2019	4,438,578	$4,439	$1,648,657	$1,649	$69,196,136	$442,635	$(66,943,958)	(33,840)	$(57,847)	$2,643,054

See accompanying notes to consolidated financial statements

PAID, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019

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

Going Concern and Management's Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur operating losses, although it has taken significant steps to reduce them. For the nine months ended September 30, 2019, the Company reported a loss from operations of $548,979. The Company has an accumulated deficit of $66,943,957 and has a working capital deficit of $429,512 as of September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements and will have a positive impact on the Company for the remainder of 2019 and future years.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at September 30, 2019 and December 31, 2018. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 97% of its revenues from Canada and 3% from the U.S. during the three months ended September 30, 2019, compared to 95% from Canada and 5% from the U.S. during the three months ended September 30, 2018. For the nine months ended September 30, 2019, the Company derived 96% of its revenues from Canada and 4% from the U.S. compared to 95% from Canada and 5% from the U.S. during the same period in 2018.

At September 30, 2019, the Company maintained 100% of its property and equipment net of accumulated depreciation in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three and nine months ended September 30, 2019 and 2018. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenue principally from fees for coordinating shipping services, sales of shipping calculator subscriptions, brewery management software subscriptions, and client services.

Nature of Goods and Services

For label generation service revenues the Company recognizes revenue when a customer has successfully prepared a shipping label and scheduled a pickup. Customers with pickups after the end of the reporting period are recorded as contract liabilities on the condensed consolidated balance sheets. The service is offered to consumers via an online registration and allows users to create a shipping label using a credit card on their account (all customers must have a valid credit card on file to process shipments on the ShipTime platform). ShipTime, in partnership with the Canadian Federation of Independent Businesses (“CFIB”), offered a cash rebate to its customers. Revenues were recognized net of the cash rebates, which were held in “funds held in trust” account in the accompanying condensed consolidated balance sheets. The cash rebates were available for twelve months for future use. Rebate revenue was recognized when the rebate was used.

Beginning in 2018, customers were offered airline miles as a reward in lieu of a cash rebate. As a result, the CFIB allowed the Company to release the funds held in trust for unused customer rebates back to cash and cash equivalents. As the Company transitioned from cash rebates to airline mile rewards, customers were allowed to convert their existing cash rebate balances to airline miles at the rate of 10 miles per $1 of rebates. For the three and nine months ended September 30, 2019, the Company recognized $0 and $8,066, respectively, of other income related to these conversions as the cost of the exchanged airline miles was less than the value of the cash rebates exchanged. Unused airline miles are recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. During the second quarter of 2019 the prepaid miles purchased to be awarded to customers were scheduled to expire. Aeroplan granted permission for a one-time transfer of the balance of the prepaid miles to the Company’s Aeroplan account. As a result, the Company recorded an expense in the amount of $32,102.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $133,938 and $87,718 as of September 30, 2019 and December 31, 2018, respectively. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $101,872 and $144,221 at September 30, 2019 and December 31, 2018, respectively. During the three months and nine months ended September 30, 2019, the Company incurred liabilities of $4,133, for the nine months ended September 30, 2019 the Company recognized revenues of $1,301 and $48,516, respectively, related to contract liabilities outstanding at the beginning of the year.

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

For the three months and nine months ended September 30, 2019, there were approximately 59,000, and 55,000, respectively, of dilutive shares included in the diluted earnings per share. For the three and nine months ended September 30, 2018 there were approximately 60,000 and 61,000, respectively, of dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the period.

The Company computes its income (loss) applicable to common shareholders by adding/subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, and any deemed dividends or discounts on redeemed preferred stock from its reported net income (loss) and reports the same on the face of the condensed consolidated statements of operations and comprehensive income (loss).

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At September 30, 2019, the Company operated in the following four reportable segments:

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

The following table compares total revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Client services	$1,073	$2,890	$17,191	$13,455
Shipping calculator services	41,923	40,699	117,887	134,394
Brewery management software	49,107	68,101	156,394	211,124
Shipping coordination and label generation services	2,634,330	2,126,755	7,439,478	6,213,868
Total revenues	$2,726,433	$2,238,445	$7,730,950	$6,572,841

The following table compares total loss from operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Client services	$844	$2,234	$13,034	$10,366
Shipping calculator services	(359,647)	(95,941)	(561,515)	(644,377)
Brewery management software	19,231	2,461	53,029	(8,376)
Shipping coordination and label generation services	28,569	(396,066)	(53,527)	(551,220)
Total loss from operations	$(311,003)	$(487,312)	$(548,979)	$(1,193,607)

Reclassifications

Certain amounts were reclassified in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 in order to conform to the current period presentation.

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

We currently have two finance leases for office furniture and equipment. We maintain a lease inventory for those leased assets, which are currently reported on our consolidated balance sheets and we continue to report them on our consolidated balance sheet under the new standard. We have reported one material operating lease on our consolidated balance sheet beginning January 1, 2019. This lease resulted in recording operating lease right-of-use assets and operating lease obligations of approximately $84,000. We determined that no adjustment to equity was necessary related to implementation of the new lease standard.

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

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2019 (unaudited)	December 31, 2018
Payroll and related costs	$9,477	$169,691
Professional and consulting fees	410	2,100
Royalties	47,803	51,838
Stock price guarantee	-	884,241
Sales tax	31,902	31,902
Accrued cost of revenues	93,507	115,133
Other	12,020	13,728
Total	$195,119	$1,268,633

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

In addition, the Company has various other intangibles from past business combinations.

At September 30, 2019 and December 31, 2018, intangible assets consisted of the following:

	September 30, 2019	December 31, 2018
Patents	$16,000	$16,000
Software	83,750	83,750
Trade name	808,717	785,038
Technology	516,491	501,360
Client list / relationship	4,753,601	4,620,599
Accumulated amortization	(2,099,001)	(1,715,974)
	$4,079,558	$4,290,773

Amortization expense of intangible assets for the nine months ended September 30, 2019 and 2018 was $351,531 and $632,630, respectively.

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

Stock Price Guarantee

In connection with the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $60.00 per share as adjusted for the reverse stock split.  If the shares are not at the required $60.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  For the nine months ended September 30, 2019 and 2018, the Company recorded an unrealized gain (loss) of $3,688 and ($3,527), respectively. As of December 31, 2018, the maximum value of the stock price guarantee was $884,241, as the Company’s stock price was below $60.00 per share at December 31, 2018. The Company would have disputed this obligation if demanded by the client; further, pursuing any action by the client was required to be initiated within six years of the time of the original issuance and the Company believes that the time for pursuing an action has expired. As a result of the expiration, the Company has eliminated this obligation from its condensed consolidated balance sheet and recorded $880,553 of other income during the third quarter of 2019.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2019, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock holders have no voting rights and have an aggregate liquidation value of $11,778,367 at September 30, 2019. The Series A Preferred Stock also carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A preferred Stock, calculated by taking the 30-day average closing price for an equal number of shares of common stock for the month immediately preceding the coupon payment date, which is made annually. The Company paid the 2017 coupon payment due to shareholders in the second quarter of 2019 in the amount of $163,236. For the nine month periods ended September 30, 2019 and 2018, the estimated portion of the annual coupon is $141,287 and $128,914, respectively, which has been added to the liquidation value of the preferred stock. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued.

During the second quarter of 2019, the Company issued 653,866 preferred shares in the form of compensation to employees. The value of the share issuance is $83,221.

Common Stock

The Company has authorized and reserved for future issuance 512,380 shares of common stock and 3,565,004 shares of preferred stock with respect to the remaining exchangeable shares to be issued as a result of the ShipTime acquisition by the Company in 2016.

Share Repurchase

In January 2018, the Company entered into an agreement to repurchase 109 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction were 4,905 common shares and 33,899 preferred shares of the Company. The allocated discount on the repurchase of the preferred stock was $1.87 per share and has been recorded in accumulated deficit, and was added to the net loss available to common shareholders. The repurchase of the common shares was recorded at an allocated cost of $1.59 per share. In April 2018, the Company entered in a second agreement with a shareholder to purchase 120 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction were 5,400 common shares and 37,320 preferred shares of the Company. The discount on the repurchase of preferred stock was $1.90 per share and has been recorded in accumulated deficit, and was added to the net loss available to common shareholders. The repurchase of the common shares was recorded at an allocated cost of $1.58 per share. In August 2018, the Company entered in an additional agreement with a shareholder to purchase 200 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction were 9,000 common shares and 62,200 preferred shares of the Company. The discount on the repurchase of preferred stock was $1.87 per share and has been recorded in accumulated deficit, and was added to the net loss available to common shareholders. The repurchase of the common shares was recorded at an allocated cost of $1.58 per share. There were no share repurchases during the nine months ended September 30, 2019.

Share-based Incentive Plans

The Company has a 2018 Stock Option Plan which reserves 450,000 non-qualified stock options to be granted to employees. The Company has three additional stock option plans that include both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The Company granted 15,000 stock options to one employee during the quarter ended March 31, 2019. The options have vesting period of one-third immediately, one-third in 18 months, and one-third in 36 months from the date of the grant, they expire if not exercised within ten years from grant date, and the exercise price is $2.92 per share. The Company granted 1,245 stock options to one employee during the quarter ended June 30, 2019. The options have vesting period of one-third immediately, one-third in 18 months, and one-third in 36 months from the date of the grant, they expire if not exercised within ten years from grant date, and the exercise price is $3.50 per share. During the second quarter of 2019, the Company recorded a reversal of unvested stock option expense for the termination of a non-employee consultant’s 25,000 stock options totaling $44,167 and $43,067 of stock compensation expense related to the vesting of applicable options granted in 2019 and prior years. The Company granted 119,775 stock options to three directors and four employees during the third quarter. There were 77,275 stock options granted to the directors and one employee that vested immediately, the remaining three employees received 42,500 stock options with a vesting period of one-third immediately, one-third in 18 months, and one-third in 36 months from the date of the grant. All stock options granted in the third quarter expire if not exercised within ten years from grant date, and the exercise price ranges from $2.96 to $3.00 per share.

For the three and nine month periods ended September 30, 2019, the Company recorded $303,958 and $361,698 of stock compensation expense related to the vesting of applicable options granted in 2019 and prior years, net of the reversal discussed above.

Note 6. Leases

We have operating leases for our corporate offices in Canada and finance leases for furniture and equipment. Our leases have remaining lease terms of fifteen months to forty nine months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

We report operating leased assets, as well as operating lease current and noncurrent obligations on our balance sheets for the right to use the building in our business. Our finance leases represent furniture and office equipment; we report the furniture and equipment, as well as finance lease current and noncurrent obligations on our balance sheets.

Generally, interest rates are stated in our leases for equipment. When no interest rate is stated in a lease, however, we review the interest rates implicit in our recent finance leases to estimate our incremental borrowing rate. We determine the rate implicit in a lease by using the most recent finance lease rate, or other method we think most closely represents our incremental borrowing rate.

The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$12,091	$23,397

Finance lease cost:
Amortization of leased assets	$2,559	$7,812
Interest on lease liabilities	393	1,325
Total finance lease cost	$2,952	$9,137

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$20,929
Operating cash flows from finance leases	$1,325
Financing cash flows from finance leases	$6,523

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$55,600
Finance leases	$-

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating leases:
Operating lease right-of-use assets	$125,702
Current portion of operating lease obligations	$28,816
Operating lease obligations, net of current portion	99,651
Total operating lease liabilities	$128,467

Finance leases:
Property and equipment, at cost	$52,065
Accumulated depreciation	(33,842)
Property and equipment, net	$18,223

Current portion of finance lease obligations	$9,511
Finance lease obligations, net of current portion	5,261
Total finance lease liabilities	$14,772

Weighted average remaining lease term:
Operating lease	3.9 years
Finance leases	1.6 years

Weighted average discount rate:
Operating lease	9.0%
Finance leases	9.7%

Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitment as of September 30, 2019 is as follows:

Years ending December 31,	Total
2019 (remaining months)	$9,801
2020	39,203
2021	39,203
2022	39,203
2023	26,135
Total lease liabilities	$153,545
Less amount representing interest	(25,078)
Total	128,467
Less current portion	(28,816)
$99,651

The following is a schedule of minimum future rentals on the non-cancelable finance leases as of September 30, 2019:

Year ending December 31,	Total
2019 (remaining months)	$2,622
2020	10,489
2021	2,804
Total minimum payments required	15,915
Less amount representing interest	(1,143)
Present value of net minimum lease payments	14,772
Less current portion	(9,511)
$5,261

Disclosures related to periods prior to adoption of ASC 842

Minimum future lease payments under lease obligations as of December 31, 2018 are as follows:

Year Ended December 31,	Capital	Operating
2019	$10,222	$29,779
2020	10,222	38,202
2021	2,736	38,202
2022	-	38,202
2023	-	25,477
Total future minimum lease payments	23,180	169,862
Less amount representing interest	(2,484)
Present value of net minimum lease payment	20,696
Less current portion	(8,580)
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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements for the years ended December 31, 2018 and 2017 included in our Form 10-K filed on April 1, 2019, as updated and amended in Note 1 of the Notes to Condensed Consolidated Financial Statements included herein. In addition, we adopted the new revenue recognition standard on January 1, 2018 with no effect to current or past amounts recognized as revenue. Also, we adopted the new lease standard as required by ASU 2016-02 on January 1, 2019. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses andrelated disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various otherassumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018.

The following discussion compares the Company's results of operations for the three months ended September 30, 2019 with those for the three months ended September 30, 2018. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended September 30,
	2019	2018	% Change
Client services	$1,073	$2,890	$(63)%
Brewery management software	49,107	68,101	(28)%
Shipping coordination and label generation services	2,634,330	2,126,755	24%
Shipping calculator services	41,923	40,699	3%
Total revenues	$2,726,433	$2,238,445	22%

Revenues increased 22% in the third quarter primarily from the growth of our shipping coordination and label generation services.

Client service revenues decreased $1,817 or 63% to $1,073 in the third quarter of 2019 compared to $2,890 in 2018. This decrease is a result of the limited number of successful movie posters auctioned during the third quarter.

Brewery management software revenues decreased $18,994 to $49,107 in 2019 from $68,101 in 2018. The decrease in revenues is due to cancellations of several clients and an increase in competition.

Shipping coordination and label generation service revenues increased $507,575 or 24% to $2,634,330 in the third quarter of 2019 compared to $2,126,755 in 2018. The increase is attributable to the increased marketing, new corporate partnerships and brand recognition for this segment of our business.

Shipping calculator services revenue increased $1,224 or 3% to $41,923 in the third quarter of 2019 compared to $40,699 in 2018.  The increase was primarily due to the success of our largest e-commerce client and the increase in billable services.

Gross Profit

Gross profit increased $240,222 or 47% in the third quarter of 2019 to $752,934 compared to $512,712 in 2018. Gross margin increased to 28% for the third quarter of 2019 compared to 23% in the third quarter of 2018. The growth in gross margin is a result of the reduction in amortization of technology which was fully amortized in 2018.

Operating Expenses

Total operating expenses in the third quarter 2019 were $1,063,937 compared to $1,000,024 in the third quarter of 2018, an increase of $63,913 or 6%. The increase is primarily due to the stock-based compensation that was recorded for option issuances with immediate vesting during the third quarter of 2019.

Other Income/Expense, net

Net other income (expense) in the third quarter of 2019 was $892,637 compared to $32,268 in the same period of 2018, a change of $860,369. This change is due to a gain recognized related to the elimination of the stock price guarantee liability of $880,553 in 2019.

Net Income

The Company realized a net income in the third quarter of 2019 of $581,634 compared to a net loss of ($455,044) for the same period in 2018. The basic net income (loss) available to common shareholders for the third quarter of 2019 and 2018 represent $0.33 and ($0.24) per share, respectively.

Comparison of the nine months ended September 30, 2019 and 2018.

The following discussion compares the Company's results of operations for the nine months ended September 30, 2019 with those for the nine months ended September 30, 2018. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Nine months Ended September 30,
	2019	2018	% Change
Client services	$17,191	$13,455	28%
Brewery management software	156,394	211,124	(26)%
Shipping coordination and label generation services	7,439,478	6,213,868	20%
Shipping calculator services	117,887	134,394	(12)%
Total revenues	$7,730,950	$6,572,841	18%

Revenues increased 18% in the first three quarters of 2019 primarily from the growth of our shipping coordination and label generation services.

Client service revenues increased $3,736 or 28% to $17,191 in 2019 compared to $13,455 in 2018. This increase is a result of the number of successful sales of our movie posted inventory at auction.

Brewery management software revenues decreased $54,730 to $156,394 in 2019 from $211,124 in 2018. The decrease in revenues is due to a reduced number of new clients and an increase in competition.

Shipping calculator services revenue decreased $16,507 or 12% to $117,887 in 2019 compared to $134,394 in 2018.  The decrease was primarily due to a decline in new customers and the focus on transitioning this segment of the business to a new platform.

Shipping coordination and label generation service revenues increased $1,225,610 or 20% to $7,439,478 in 2019 compared to $6,213,868 in 2018. The increase is attributable to the increased marketing and strengthening of carrier and affiliate relationships for this segment of our business.

Gross Profit

Gross profit increased $515,969 or 33% in 2019 to $2,081,415 compared to $1,565,446 in 2018. Gross margin increased to 27% for 2019 compared to 24% for 2018. The growth in gross margin is a result of the reduction in amortization of technology which was fully amortized in 2018.

Operating Expenses

Total operating expenses in 2019 were $2,630,394 compared to $2,759,053 in 2018, a decrease of $128,659 or 5%. The decrease is due to the ongoing expense analysis in addition to a decrease in stock-based compensation. The Company recorded a $361,698 stock-based compensation expense in 2019 compared to $716,833 in 2018.

Other Income/Expense, net

Net other income (expense) in 2019 was $896,340 compared to $37,117 in the same period of 2018, a change of $859,223. This change is due to a gain recognized related to the elimination of the stock price guarantee liability of $880,553 in 2019.

Net income

The Company realized a net income in 2019 of $346,401 compared to a net loss of ($1,157,750) for the same period in 2018. The basic net income (loss) available to common stockholders for the nine months ended September 30, 2019 and 2018 represent $0.13 and ($0.64) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net income (loss) to cash and cash equivalents provided by operating activities for the nine months ended September 30, 2019 and 2018 is as follows:

	2019	2018
Net income (loss)	$346,401	$(1,157,750)
Depreciation and amortization	368,183	649,537
Amortization of operating lease right-of-use assets	16,020	-
Share-based compensation	361,698	716,833
Unrealized loss (gain) on stock price guarantee	(3,688)	3,527
Other income from stock price guarantee	(880,553)
Loss on disposal of property and equipment	-	1,944
Changes in assets and liabilities	(125,441)	(64,130
Net cash provided by operating activities	$82,620	$149,961

Working Capital and Liquidity

The Company had cash and cash equivalents of $525,201 at September 30, 2019, compared to $632,331 at December 31, 2018. The Company had a negative working capital of $429,512 at September 30 2019, a change of $935,164 compared to $1,364,676 at December 31, 2018. The decrease in working capital deficit is attributable to the write-off of the stock price guarantee liability. The decrease in cash and cash equivalents is due to the additional personnel and consultants that the Company has hired.

The Company may need an infusion of additional capital to fund anticipated operating costs over the next twelve months, however, management believes that the Company has adequate cash resources to fund operations. There can be no assurance that anticipated growth will occur, and that the Company will be successful in launching new products and services. If necessary, management will seek alternative sources of capital to support operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information for this Item 3.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer of the Company and the Chief Financial Officer of the Company, as its principal financial officers have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer, and Chief Financial Officer both have concluded that, as of September 30, 2019, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified numerous material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2018.

Changes in Internal Control over Financial Reporting

The Company continues to evaluate the internal controls over financial reporting and is working toward implementation of corporate governance, increased communication and updates to control documents and documentation of all procedures. During the third quarter the Company published several policies and procedures to communicate internal control guidelines. The personnel count continues to grow allowing us to easily segregate duties and have proper approval processes.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of September 30, 2019, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2018.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended September 30, 2019.

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

PAID, INC.

	By:	/s/ Allan Pratt
Allan Pratt, Chief Executive Officer
	By:	/s/ W. Austin Lewis IV
Date: November 14, 2019		W. Austin Lewis, IV, Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
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