Form 10-K
period 2019-12-31
PAID INC
filed 2020-03-30
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019 or

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

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Over-the-Counter Bulletin Board on June 30, 2019 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $3,246,877.

As of March 30, 2020, the registrant had 5,756,789 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index

PAID, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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

Item 1. Business

Overview

PAID, Inc. (the “Company” or “PAID”) was incorporated in Delaware on August 9, 1995. The Company has multiple web addresses, www.paid.com, which offers updated information on various aspects of our operations and www.shiptime.com which showcases our online label generation software. Information contained in the Company's website shall not be deemed to be a part of this Annual Report. The Company's principal executive offices are located at 225 Cedar Hill Street, Marlborough, Massachusetts 01581 with offices also located at 700 Dorval Drive, Oakville, Ontario, Canada. The Company's telephone number is (617) 861-6050.

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

AuctionInc Software. AuctionInc is a suite of online shipping and tax management tools assisting businesses with e-commerce storefronts, shipping solutions, tax calculation, inventory management, and auction processing. The application was designed to focus on real-time carrier calculated shipping rates and tax calculations. The product does have tools to assist with other aspects of the fulfillment process, but the main purpose of the product is to provide accurate shipping and tax calculations and packaging algorithms that provide customers with the best possible shipping and tax solutions. This product has been retired and the Company is announcing the new eCommerce shipping calculator and shopping cart solutions. PaidWeb, PaidCart and PaidShipping will be launched to replace AuctionInc.

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

Business Strategy

The Company’s focus in 2019 was to effectively execute the integration of Paid Inc. and ShipTime while ensuring that our mission (“To provide a comprehensive e-commerce platform for global small to medium enterprises that deliver the infrastructure and the tools to allow our members to seamlessly establish, market, transact, ship and manage their businesses to thrive in an online world”) continued to move with the velocity needed for our members to compete in today’s on-line marketplace.

While the ShipTime portion of our business is now our key revenue driver; our strategy in 2019 was to continue to buildout the foundation of our e-commerce platform while driving our core business forward with double digit growth. By continuing to offer small to medium enterprises meaningful solutions and an integrated infrastructure platform we can enhance the value proposition to both our channel partners and our growing customer base allowing us to cost effectively break into new markets.

In order to support the Company’s members via our strategic build-out of e-commerce services, a transition has begun to shift our Heroic Support team from an inbound support role to a combined Support and Customer Success mindset. Our new Account Management Team will be engaging with our prospects and members to provide guidance and support in utilizing new tools and services. Paid will provide the infrastructure to assist in accelerating growth for our customers in both their existing markets and new markets as well. We continue to focus on clients in both the United States and Canada.

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

Marketing and Sales

The Company continues to successfully nurture and grow the relationships with our channel partners and has added new relationships that are global in scope. While much of the growth and success in 2019 was the result of the cooperative efforts of ShipTime and our channel partners with new marketing initiatives, this strategy alone will not be enough to drive our new service offerings without enhancing our marketing strategy. A foundation was mapped out in 2019 to pursue new digital marketing efforts, as well as an in-house sales team to fast forward our growth.

The Company will continue to market PAID, ShipTime and BeerRun throughout 2020 and beyond. Cross selling efforts will be enhanced and new features are being added to our Paid platform. Based on experience and feedback with existing partnerships that promote our product lines, the Company believes that creating additional partnerships beyond North America is an effective marketing tool to promote and encourage new registrations. Additional resources and marketing initiatives will be utilized to increase onboarding and converting our members to being active long-time users of the Company’s services in order to accelerate our growth.

Revenue Sources

In 2019, our revenues were primarily derived from our label generation services. This portion of our business has maintained consistent growth since our merger in 2016. In addition to the label generation services we continue to focus on launching our new e-commerce platforms and releasing enhancements to our brewery management software. See “Risk Factors” included in Item 1A. We have no guarantees and can provide no assurances that our plans will be successful.

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

Research and Development

Over the past years the Company has made significant progress developing new integrations with e-commerce shopping cart platforms. The Company now employs several developers who are focused on the growth of the PAID brand and ShipTime products and their technologies. Our technology roadmap has been projected for the 2020 calendar year and we have enhancements scheduled for all aspects of our businesses. Our strategy includes a product redesign, new websites, e-commerce shopping cart solutions, a merchant payment processing platform, shipping calculator enhancements and many additional features and upgrades to our online shopping and shipping tools.

Employees

As of March 30, 2020, the Company currently has seventeen full time equivalent employees. We have no collective bargaining agreements and consider the relationship with our employees to be good.

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

The Company has reported substantial operating losses since 1999. There can be no assurance that we will be profitable in the future.

Our capital is limited and we may need additional financing to continue operations.

We require substantial working capital to fund our business. If we are unable to obtain additional financing in the amounts desired and on acceptable terms, or at all, or issue stock, we could be required to reduce significantly the scope of our expenditures, which would have a material adverse effect on our business potential and the market price of our common stock. By raising additional funds by issuing equity securities, our shareholders will be further diluted. Based on our cash position as of December 31, 2019 we may need additional capital to fund our anticipated operating expenses over the next 12 months. If we require additional funding, there can be no assurances that the financing will be obtained, or if obtained, that funding will be obtained on reasonably acceptable terms.

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

As a strategic response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on our results of operations and financial condition. In 2019, our revenues were derived from our shipping coordination, shipping label generation services, shipping calculator services, merchant payment processing and brewery management software solutions.

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

Growth places a significant strain on our management, operational and financial resources, and has placed significant demands on our management, which currently include two executive officers and a vice president of sales. In order to manage growth, we will be required to expand existing operations, particularly with respect to enhanced product offerings, customer service and development, to improve existing and implement new operational, financial systems, procedures and controls. In 2019, the Company added a significant number of personnel and has included in its growth a number of new positions to assist with the workload.

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

We are substantially dependent on the continued services of our key executive officer, W. Austin Lewis, IV. Mr. Lewis has specialized knowledge and skills with respect to our Company and our operations and relationships with our clients. As a result, if Mr. Lewis were to leave our Company, we could face some difficulties in hiring qualified successors. We do not maintain any key person life insurance.

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

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. The Company is currently analyzing the potential impacts to all of its business segments. At this time, it is not possible to determine the magnitude of the overall impact of COVID-19 on the Company’s business. However, it could have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations, and cash flows.

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

The market price of the shares of our common stock has been, and is likely to be, highly volatile. During the year ended December 31, 2019 our stock price as quoted on the OTC Pink operated by the OTC Markets Group, Inc., on the OTCPINK has ranged from a high of $3.55 per share to a low of $2.52 per share. The variance in our share price makes it difficult to forecast with any certainty the stock price at which you may be able to buy or sell your shares of our common stock. The market price for our stock could be subject to wide fluctuations in response to factors that are out of our control such as:

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

Our common stock is currently quoted on the OTCPINK, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There are a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the year ended December 31, 2019 the actual daily trading volume ranged from a low of 0 shares of common stock to a high of over 9,131 shares of common stock. Selling our shares can be more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares purchased should they desire to do so.

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

The following table sets forth the high and low bid information for our common stock as reported by OTCPINK for the eight quarters ended December 31, 2019 (retroactively to reflect the reverse stock split). The quotations from the OTCPINK reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

2018	High	Low
Quarter ended March 31, 2018	$4.10	$2.83
Quarter ended June 30, 2018	$4.00	$3.00
Quarter ended September 30, 2018	$4.00	$3.25
Quarter ended December 31, 2018	$3.70	$2.30

2019	High	Low
Quarter ended March 31, 2019	$3.50	$2.69
Quarter ended June 30, 2019	$3.26	$2.55
Quarter ended September 30, 2019	$3.55	$2.69
Quarter ended December 31, 2019	$3.50	$2.52

As of March 30, 2020, there were approximately 870 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

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

Equity Compensation Plan Information

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	16,000	$23.33	-
Equity Compensation Plans Not Approved by Security Holders	365,197	$3.19	164,803
Total	381,197	$4.04	164,803

See Note 11, Notes to Consolidated Financial Statements for the years ended December 31, 2019 and 2018 included in Part IV, Item 15, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

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

Overview

ShipTime Inc. has developed a SaaS based application, which focuses on the small to medium business segment. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small businesses and through long standing partnerships with selected associations throughout Canada.  Our focus in 2020 will be to significantly grow this portion of our business.

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

For label generation service revenues the Company recognizes revenue when a customer has successfully prepared a shipping label and had a pickup. The service is offered to consumers via an online registration and allows users to create a shipping label using a credit card on their account. ShipTime, in partnership with the Canadian Federation of Independent Businesses (“CFIB”), offered a cash rebate to its customers. Revenues were recognized net of the cash rebates, which were held in “funds held in trust” account in the accompanying consolidated balance sheets. The cash rebates were available for twelve months for future use. Rebate revenue was recognized when the rebate is used. During 2018, the Company added a new airline mile program to replace the rebate program which expired on December 31, 2019. Customers earned 5% of their base and fuel spend on ShipTime revenue in the form of Aeroplan miles.

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

Foreign Currency

  The currencies of ShipTime, the Company’s international subsidiary, are in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at December 31, 2019. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income.

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

Leases

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

We have an operating lease for our corporate offices in Canada and finance leases for furniture and equipment. Our leases have remaining lease terms of twelve months to forty-six months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

Results of Operations

Comparison of the years ended December 31, 2019 and 2018

The following discussion compares the Company's results of operations for the year ended December 31, 2019 with those for the year ended December 31, 2018. The Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Years ended December 31,
	2019	2018	% Change
Client services	$19,395	$16,079	21%
Shipping calculator services	148,035	176,159	(16)%
Brewery management software	193,150	273,294	(29)%
Merchant services	2,011	-	100%
Shipping coordination and label generation services	10,185,704	8,787,918	16%
Total revenues	$10,548,295	$9,253,450	14%

Revenues increased 14% in 2019 primarily from the continued growth of the shipping coordination and label generation services.

Client services revenues increased $3,316 or 21% to $19,395 compared to $16,079 in 2018. The increase was attributable to depleting inventory of our movie posters available for auction.

Shipping calculator service revenues decreased $28,124 or 16% to $148,035 compared to $176,159 in 2018. The decrease was attributed to transition of the AuctionInc products. The Company is preparing to launch a new platform and has discontinued selling to new clients.

              Brewery management software revenues decreased $80,144 or 29% to $193,150 in 2019 compared to $273,294 in 2018. The decrease is attributable to the additional competition in the brewery management software industry.

Shipping coordination and label generation service revenues increased $1,397,786 or 16% to $10,185,704 in 2019 compared to $8,787,918 in 2018. The increase is attributable to the increased marketing, new corporate partnerships and brand recognition for this segment of our business.

Gross Profit

Gross profit increased $555,474 or 25% to $2,746,741 in 2019 compared to $2,191,267 in 2018. Gross margin increased 2 percentage points to 26% in 2019 from 24% in 2018. The increase in gross margin was partially due to the adjustments in pricing for several of our shipping coordination and label generation customers.

Operating Expenses

Total operating expenses in 2019 were $3,458,774 compared to $13,846,660 in 2018, a decrease of $10,387,886 or 75%. The decrease is mainly due to the goodwill impairment of $10,354,172 recorded in the fourth quarter of 2018.

Other Income/Expense, net

Net other income in 2019 was $991,840 compared to $60,571 in the same period of 2018, a change of $931,269. This is primarily attributable to the gain recorded on the elimination of the stock price guarantee in 2019.

Net Income (Loss)

The Company reported net income in 2019 of $282,011 compared to a net loss of $11,531,526 for the same period in 2018. The income for 2019 represent $0.06 while the net loss represents $(7.06) per common share, respectively.

Inflation

The Company believes that inflation has not had a material effect on its results of operations.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash provided by operating activities for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Net income (loss)	$282,011	$(11,531,526)
Loss on impairment of goodwill	-	10,354,172
Depreciation and amortization	490,250	836,292
Amortization of operating lease right of use assets	22,850	-
Share-based compensation	407,974	599,799
Other income from stock price guarantee	(880,553)	-
Deferred income taxes	(73,208)	(84,075)
Loss on disposal of property and equipment	-	1,930
Unrealized loss on stock price guarantee	(3,688)	3,527
Changes in current assets and liabilities	(230,103)	137,100
Net cash provided by operating activities	$15,533	$317,219

Working Capital and Liquidity

The Company had cash and cash equivalents of $475,881 at December 31, 2019 compared to $632,331 at December 31, 2018. The Company had negative working capital of $397,891 at December 31, 2019, an improvement of $966,785 compared to a negative working capital of $1,364,676 at December 31, 2018. The improvement in negative working capital is primarily attributed to the write off of the accrued expense in connection with the stock price guarantee.

The Company may need an infusion of additional capital to fund anticipated operating costs over the next 12 months. Management believes that the Company may have adequate cash resources to fund operations during the next 12 months. In addition, management continues to explore opportunities and has organized additional resources to monetize its patents. However, there can be no assurance that anticipated growth in new business will occur, and that the Company will be successful in launching new products and services. Management continues to seek alternative sources of capital to support operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, the Company is not required to provide the information for this Item 7A.

Item 8. Financial Statements and Supplementary Data

The financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page 34.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer /Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of December 31, 2019, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As described in our accompanying Management's Annual Report on Internal Control over Financial Reporting, we have identified six remaining material weaknesses in internal control over financial reporting. Because of these remaining material weaknesses, we concluded that, as of December 31, 2019, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We continued to implement new procedures and controls in 2019 and have taken significant steps to remediate the material weaknesses at the entity and activity levels, and to review further our procedures and controls in 2020. In addition, we expect to make additional changes to our infrastructure, personnel and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

The certifications of our principal executive officer/principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting of the Company. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer/Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management, with the participation of our principal executive officer/principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2019 based on criteria established under the COSO integrated framework of internal controls. The COSO framework identifies five components of internal control and provides a basis for evaluating the effectiveness of internal controls. Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2019 due to the following:

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

The Company has taken significant steps to reduce risks associated with information technology controls and documentation. Our information technology department has worked toward cross training and redundancies to assure that no one single person has the ability to make changes to the core operating systems of our products. Additionally, we have contacted with our third party hosting provider to gain the ability to increase bandwidth in cases of larger than normal traffic to our websites and servers. The critical employees have continued network access with additional access to two independent internet providers.

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

Steps taken towards Remediation of Expenditures and Accounts Payable:

●	Expenses are reviewed as incurred for proper accounting treatment and approval, department heads are responsible for budgeting and reviewing all expenses for their department..
●	The Vendor Master File is reviewed for updates and changes and any changes are analyzed and monitored for their activity and frequency.
●	Management evaluates all new client relationships for savings opportunities and value.
●	The Chief Financial Officer is required to review and approve all cash disbursements.
●	Policies for accounts payable approvals and payments have been reviewed with all department heads.

Steps taken towards Remediation of Financial Closing:

●	The Company closes its books and reconciles all accounts monthly, and provides management with a comprehensive set of financial and operating reports and analysis of results.
●	The CEO/CFO receives monthly financial updates on each segment of the Company.

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

As a smaller reporting company, our independent registered public accounting firm is not required to issue a report on the Company's internal control over financial reporting as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

As discussed in the Managements' Annual Report on Internal Control over Financial Reporting, the Company made continuous improvements to the entity and activity controls and expects to take further steps in 2020 to remediate the outlined deficiencies. The Company has implemented a substantial amount of policies and procedures with regard to financial reporting, specifically in terms of segregation of duties. The CEO/CFO has worked with the Controller and management to identify areas of improvement and together they created appropriate written procedures for approvals and spending limits for individuals within the Company. Departmental budgets have been established and all transactions are reviewed monthly. The Company has also implemented dual approval and review of all cash disbursements and financial transactions. While we believe they are effective at mitigating risk of material error, we have not yet concluded that they are operating effectively. There were several areas of improvement in our segregation of duties, financial closing, and information technology controls that have positively impacted our internal control over financial reporting for the fiscal year ended 2019.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of PAID:

Name	Age	Position
Allan Pratt	62	Director
W. Austin Lewis, IV	44	CEO, CFO
Andrew Pilaro	50	Director
Laurie Bradley	65	Director
David Ogden	56	Director

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

W. Austin Lewis, IV currently serves as CFO, interim CEO and Director of PAID as well as served as a member of the Audit Committees and Compensation Committees for MAM Software, Inc. (MAMS).  Since 2004, Mr. Lewis has served as Chief Executive Officer of Lewis Asset Management Corporation, an investment management company he founded, where he is also the Portfolio and Chief Investment Officer of the Lewis Opportunity Fund. Prior to founding Lewis Asset Management, Mr. Lewis held a variety of positions with investment firms, including Puglisi & Co., Thompson Davis & Co., and Branch Cabell & Company. Mr. Lewis holds a Bachelor of Science in Finance and a Bachelor of Science in Financial Economics from James Madison University.  Mr. Lewis was asked to serve as a director because he had a thorough knowledge of the Company’s strengths and weaknesses and has a strong background in being able to make companies run efficiently and successfully.

Allan Pratt is a Director and former CEO of the Company. Mr. Pratt formed emergeIT in 2008 and was its co-founder, CEO and President. emergeIT, also known as ShipTime, is a world leader in web delivered solutions in the transportation industry representing major channel partners such as Costco with over 50,000 members and growing. In 1985, Pratt began the creation of an operational and sales network in the U.S. to provide a next day service to Canada from 50 U.S. cities into a Canadian regional carrier’s primary footprint. The business continued to grow and evolve until the acquisition by FedEx in 1988. As a Global Sales Manager at FedEx and Vice President of Canada’s largest freight forwarder and LTL provider, Mr. Pratt developed teams of vertical market specialists providing cycle time reduction and information technology solutions. In the automotive and telecommunications industry, Mr. Pratt was instrumental in developing and implementing new supply chain models which led to an overall decrease in North American distribution centers, improved order fulfillment, cycle times and overall cost reductions, while increasing customer satisfaction levels. Mr. Pratt has been selected for his strong management and leadership skills.

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

Audit Committee Report

The Audit Committee reviewed and discussed our audited consolidated financial statements for the year ended December 31, 2019 with our management.  The Audit Committee also reviewed and discussed our audited consolidated financial statements and the matters required to be discussed, by the Public Company Accounting Oversight Board (“PCAOB”), including material weaknesses and other internal control deficiencies with KMJ Corbin & Company LLP, our independent registered public accounting firm. The Audit Committee received from KMJ Corbin & Company LLP the written disclosures and letter required by applicable requirements of the PCAOB regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Compensation to the Named Executive Officers

The following table sets forth the compensation of the Company's chief executive officer, the chief financial officer, and each officer whose total cash compensation exceeded $100,000, for the last two fiscal years ended December 31, 2019 and 2018.

	Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Option Awards ($)	Total
W. Austin Lewis, IV (1),(2) (CFO)	2019	$180,000	$-	$0	$180,000
	2018	$180,000	$82,695	$0	$262,695
Allan Pratt (CEO)(3),(4)	2019	$185,000	$- $ 0		$185,000
	2018	$185,000	$108,015	$0	$293,015

1.
Mr. Lewis’s start date was July 31, 2012.
2.
Mr. Lewis’s salary was approved by the Board of Directors at $180,000.
3.
Mr. Pratt’s start date was December 30, 2016.
4.
Mr. Pratt’s salary and employment agreement were approved by the Board of Directors on December 19. 2016. On February 29, 2020, Mr. Pratt completed his contractual obligation as Chief Executive Officer.

The following tables set forth certain information related to outstanding equity awards as of December 31, 2019 for our executive officers.

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

In 2019, the Company compensated a number of non-executive employees and non-employee directors through stock option grants under the Company’s 2018 Non-Qualified Stock Option Plan. The Company granted 136,020 stock options to employees and consultants during the year ended December 31, 2019. The options have vesting periods of immediately and over a two-year period, they expire if not exercised within ten years from grant date, and the exercise price ranges from $2.92 to $3.00 per share. As a result of the issuance, the Company recorded share-based compensation expense of $407,974 during the year ended December 31, 2019.

The following table provides compensation information for the one-year period ended December 31, 2019 for the only non-employee members of our Board of Directors.

	Director Compensation in 2019
Name	Fees earned or paid in cash	Option Awards ($)	Total
Andrew Pilaro	$-	$85,265	$85,265
Laurie Bradley	$-	$71,354	$71,354
David Ogden	$-	$57,083	$57,083

Employment Agreement

Mr. Allan Pratt was unanimously appointed the Company’s President and Chief Executive Officer. Effective December 30, 2016, Mr. Pratt entered into a 3-year employment agreement. The Employee shall have such duties and authority as are normally associated with the senior officer of a corporation and any other duties reasonably assigned to the Employee by the Board of Directors of the Company. Compensation was set at $185,000 with options for bonus and equity awards. In the event that the Mr. Pratt’s employment is terminated by the Company during the initial term without cause or terminated by Mr. Pratt “for good reason”, the Company is required to pay a lump sum severance payment equal to three times his compensation set forth as base salary and bonus until Employee’s second anniversary, and thereafter during the Initial Term for a lump sum severance payment equal to three times his base salary only. On February 29, 2020, Mr. Pratt completed his contractual obligation as Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 30, 2020 of each of our directors and executive officers, and all of our directors and executive officers as a group, and other beneficial owners holding more than five percent of the Company’s issued and outstanding shares.

	Amount and Nature of Beneficial Ownership	Percent of Class (3)
W. Austin Lewis, IV	1,254,058(1), (4)	22%
Allan Pratt	1,809,083(4)	31%
John Smith	914,973(4)	16%
David Ogden	30,000(5)	1%
Laurie Bradley	64,717(6), (4)	1%
Andrew Pilaro	58,337(2)	1%
All directors beneficial owners	4,130,668	72%

(1)	Included are options to purchase 30,000 shares of the Company’s common stock, 34,425 warrants and 227,633 shares held for which W. Austin Lewis, IV is the General Partner.
(2)	Includes options to purchase 56,000 shares of the Company's common stock.
(3)	Percentages are calculated on the basis of the amount of outstanding securities plus for such person or group, any securities that person or group has the right to acquire within 60 days.
(4)	Included in this amount are shares authorized and reserved for future issuance from exchangeable shares.
(5)	Includes options to purchase 30,000 shares of the Company's common stock.
(6)	Includes options to purchase 37,500 shares of the Company's common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company did not engage in any transaction in 2019 or 2018, and does not currently propose any transaction, in which the Company was a participant whereas the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

            KMJ Corbin & Company LLP (“KMJ”) is our independent registered public accounting firm for the years ended December 31, 2019 and 2018.

The following is a summary of the fees billed to the Company by KMJ for professional services rendered for the years ended December 31, 2019 and 2018. These fees are for work performed in the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

	2019	2018
Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Quarterly Reports (together, the “Financial Statements” ) and for services normally provided in connection with statutory and regulatory filings or engagements	$55,550	$49,475
Tax Fees
Consists of fees billed for tax compliance, tax advice and tax planning	8,350	10,638
Total All Fees	$63,900	$60,113

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

PAID, INC.

Date: March 30, 2020	By:	/s/
W. Austin Lewi, IV
Interim Chief Executive Officer, Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/
Andrew Pilaro	Director	March 30, 2020

/s/
Allan Pratt	Director	March 30, 2020

/s/
W. Austin Lewis, IV	Director	March 30, 2020

/s/
Laurie Bradley	Director	March 30, 2020

/s/
David Ogden	Director	March 30, 2020

PAID, INC.
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PAID, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PAID, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit of $397,891 and an accumulated deficit of $67,008,347 as of December 31, 2019, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Costa Mesa, California
March 30, 2020

PAID, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$475,881	$632,331
Accounts receivable, net	131,561	87,718
Prepaid expenses and other current assets	124,257	110,028
Total current assets	731,699	830,077

Property and equipment, net	89,707	90,843
Other intangible assets, net	4,048,572	4,290,773
Operating lease right-of-use assets	121,440	-
Total assets	$4,991,418	$5,211,693

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$876,260	$758,365
Notes payable	-	14,954
Finance leases - current portion	9,951	8,580
Accrued expenses	207,786	1,268,633
Contract liabilities	5,338	144,221
Operating lease obligations – current portion	30,255	-
Total current liabilities	1,129,590	2,194,753
Long-term liabilities:
Finance leases - net of current portion	2,797	12,116
Operating lease obligations – net of current portion	93,642	-
Deferred tax liability, net	1,070,189	1,088,306
Total liabilities	2,296,218	3,295,175
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; 4,438,578 and 3,784,712 shares issued and outstanding at December 31, 2019 and 2018, respectively; liquidation value of $13,808,610 and $11,800,316 at December 31, 2019 and 2018, respectively	4,439	3,785
Common stock, $0.001 par value, 25,000,000 shares authorized; 1,648,657 shares issued and 1,614,817 outstanding at December 31, 2019 and 2018	1,649	1,649
Additional paid-in capital	69,242,412	68,751,871
Accumulated other comprehensive income	512,894	344,182
Accumulated deficit	(67,008,347)	(67,127,122)
Common stock in treasury, at cost, 33,840 shares at December 31, 2019 and 2018	(57,847)	(57,847)
Total shareholders' equity	2,695,200	1,916,518

Total liabilities and shareholders' equity	$4,991,418	$5,211,693

See accompanying notes to consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,

	2019	2018

Revenues, net	$10,548,295	$9,253,450
Cost of revenues:
Cost of revenues	7,801,554	6,777,463
Amortization of acquired technology	-	284,720
Total cost of revenues	7,801,554	7,062,183
Gross profit	2,746,741	2,191,267
Operating expenses: Salaries and related	1,452,134	970,193
General and administrative	1,135,230	1,392,882
Loss on impairment of goodwill	-	10,354,172
Amortization of other intangible assets	463,436	529,614
Stock-based compensation	407,974	599,799
Total operating expenses	3,458,774	13,846,660
Loss from operations	(712,033)	(11,655,393)

Other income (expense):
Interest expense, net	-	(1,673)
Other income, net	988,152	65,771
Unrealized gain (loss) on stock price guarantee	3,688	(3,527)
Total other income, net	991,840	60,571
Income (loss) before income tax benefit	279,807	(11,594,822)
Income tax benefit	(2,204)	(63,296)
Net income (loss)	282,011	(11,531,526)
Preferred share redemption discount	-	250,170
Preferred dividends	(192,005)	(166,633)
Net income (loss) available to common shareholders	$90,006	$(11,447,989)

Net income (loss) per share – basic	$0.06	$(7.06)
Net income (loss) per share – diluted	$0.05	$(7.06)

Weighted average number of common shares outstanding – basic	1,614,817	1,622,671
Weighted average number of common shares outstanding – diluted	1,669,178	1,622,671

Consolidated statements of comprehensive income (loss):
Net income (loss)	$282,011	$(11,531,526)
Other comprehensive income (loss):
Foreign currency translation adjustments	168,712	(631,695)
Comprehensive income (loss)	$450,723	$(12,163,221)

See accompanying notes to consolidated financial statements

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
	Preferred Stock		Common Stock		Additional Paid	Accumulated Other	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	in Captial	Comprehensive Income	Deficit	Shares	Amount	Total
Balance, January 1, 2018	3,724,547	$3,725	1,648,657	$1,649	$68,574,974	$975,877	$(55,845,766)	(14,535)	$(26,529)	$13,683,930
Repurchase of common and preferred shares	(133,419)	(133)	-	-	(422,709)	-	250,170	(19,305)	(31,318)	(203,990)
Foreign currency translation adjustment	-	-	-	-	-	(631,695)	-	-	-	(631,695)
Share-based compensation expense	193,584	193	-	-	599,606	-	-	-	-	599,799
Net loss	-	-	-	-	-	-	(11,531,526)	-	-	(11,531,526)
Balance December 31, 2018	3,784,712	3,785	1,648,657	1,649	68,751,871	344,182	(67,127,122)	(33,840)	(57,847)	1,916,518
Foreign currency translation adjustment	-	-	-	-	-	168,712	-	-	-	168,712
Preferred dividends paid	-	-	-	-	-	-	(163,236)	-	-	(163,236)
Share-based compensation expense	-	-	-	-	407,974	-	-	-	-	407,974
Preferred shares issued as compensation	653,866	654	-	-	82,567	-	-	-	-	83,221
Net income	-	-	-	-	-	-	282,011	-	-	282,011
Balance December 31, 2019	4,438,578	$4,439	1,648,657	$1,649	$69,242,412	$512,894	$(67,008,347)	(33,840)	$(57,847)	$2,695,200

See accompanying notes to consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2019	2018
Cash flows from operating activities:
Net income (loss)	$282,011	$(11,531,526)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	490,250	836,292
Amortization of operating lease right-of-use assets	22,850	-
Loss on impairment of goodwill	-	10,354,172
Share-based compensation	407,974	599,799
Unrealized (gain) loss on stock price guarantee	(3,688)	3,527
Loss on disposal of property and equipment	-	1,930
Other income from stock price guarantee	(880,553)	-
Deferred income taxes	(73,208)	(84,075)
Changes in assets and liabilities:
Accounts receivable	(39,574)	(53,626)
Prepaid expenses and other current assets	(8,589)	(72,015)
Accounts payable	164,652	173,561
Accrued expenses	(183,229)	208,218
Contract liabilities	(142,914)	(119,038)
Operating lease obligations	(20,449)	-
Net cash provided by operating activities	15,533	317,219
Cash flows from investing activities:
Proceeds from sale of property and equipment	-	1,182
Purchase of property and equipment	(16,106)	(31,006)
Net cash used in investing activities	(16,106)	(29,824)
Cash flows from financing activities:
Payments on finance leases	(8,821)	(8,189)
Payments on notes payable	(15,346)	(295,491)
Payments on related party notes payable	-	(29,214)
Payments of preferred dividends	(163,236)	-
Net cash used in financing activities	(187,403)	(332,894)
Effect of exchange rate changes on cash and cash equivalents	31,526	(60,860)

Net change in cash and cash equivalents	(156,450)	(106,359)

Cash and cash equivalents, beginning of year	632,331	738,690

Cash and cash equivalents, end of year	$475,881	$632,331

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$960	$1,260
Interest	$1,687	$1,673
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Repurchase of preferred and common shares with notes payable	$-	$202,656
Issuance of preferred shares for settlement of accrued expenses	$83,221	$-
Operating lease liabilities from obtaining operating lease right-of-use assets	$55,600	$-

See accompanying notes to consolidated financial statements

PAID, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018
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

ShipTime Canada, Inc. (“ShipTime”) has developed a SaaS-based application, which focuses on the small - and medium-sized business segments. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via ecommerce. We actively sell directly to small - and medium-sized businesses and through long-standing partnerships with selected associations throughout Canada.

NOTE 2. GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur operating losses. For the year ended December 31, 2019, the Company reported an operating loss of $712,033. The Company has an accumulated deficit of $67,008,347 and a working capital deficit of $397,891 at December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the continued growth of the new PAID platform of services in addition to the continued profitability of ShipTime’s services will return a valuable impact on the Company’s success in the near future. The ongoing positive cash flows from operations is a significant indicator of our successful transition to the new shipping services. In addition to the existing services provided, ShipTime will launch products in the United States that are complementary to the current offerings.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of 2020 and will have a positive impact on the Company for 2020 and future years.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and ShipTime Canada. All intercompany accounts and transactions have been eliminated.

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

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 97% of its revenues from Canada and 3% from the U.S. during the year ended December 31, 2019, compared to 95% of its revenues from Canada and 5% from the U.S. during the year ended December 31, 2018.

At December 31, 2019 and 2018, the Company maintained 100% of its net property and equipment in Canada.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 2019 and 2018, the components of comprehensive income (loss) consist solely of foreign currency translation gains (losses).

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company’s management include, but are not limited to, the collectability of accounts receivable, the recoverability of long-lived assets, the valuation of deferred tax assets and liabilities, renewal periods and discount rates for leases and valuation of share-based transactions. Actual results could materially differ from those estimates.

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

At December 31, 2019 and 2018, the Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes payable and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, notes payable and accrued expenses approximates fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents. Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Concentration of Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to USD $250,000 and the Canadian Depositors Insurance Corporation (“CDIC”) up to CAD $100,000. At December 31, 2019, the Company had amounts that exceeded the CDIC insurance limits but none that were in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2019 and 2018, the Company recorded a provision for doubtful accounts of $0 and $55,433, respectively.

For the years ended December 31, 2019 and 2018, no revenues from any one individual customer accounted for more than 10% of the total revenues. As of December 31, 2019, there was one customer that accounted for 39% of the accounts receivable balance. No customer accounted for more than 10% of the total accounts receivable balance at December 31, 2018.

Advanced Royalties

Advanced royalties represented amounts the Company had advanced to certain customers and were recoverable against future royalties earned by the customers. In connection with one of the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $60.00 per share.  If the shares are not at the required $60.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  The change in fair value was recorded at ($3,688) and $3,527 for the year ended December 31, 2019 and 2018, respectively. As of December 31, 2018 the stock price guarantee was $884,241. The Company would have disputed this obligation if demanded by the client; further, pursuing any action by the client was required to be filed within six years of the time of the original issuance and the Company believes the time for pursuing an action has expired. As a result of the expiration the Company eliminated this obligation from its consolidated balance sheet and recorded $880,553 in other income during the year ended December 31, 2019.

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

Other Intangible Assets

Other intangible assets consist of patents, client lists, trade names, customer relationships, brewery and distillery management software and shipping label generation technology which are being amortized on a straight-line basis over their estimated useful lives. Currently the intangible assets are being amortized between two and 17 years.

Long-Lived Assets and Goodwill

The Company reviews the carrying values of its long-lived assets and goodwill for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. During the year ended December 31, 2018, the Company recorded impairment of goodwill in the amount of $10,354,172. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in additional impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenues principally from fees for coordinating shipping services, sales of shipping calculator subscriptions, brewery management software subscriptions, and client services (see Note 4).

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

Advertising

Advertising costs are charged to expense as incurred. For the years ended December 31, 2019 and 2018, advertising expense totaled $165,941 and $154,455, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Share-Based Compensation

The Company grants options to purchase the Company’s common stock to employees, directors and consultants under stock option plans. The benefits provided under these plans are share-based payments that the Company accounts for using the fair value method. In addition, during 2018 the Board of Directors approved the issuance of preferred shares for executive compensation which was issued in 2019.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2019 and 2018 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of December 31, 2019 and 2018, no excess tax benefits for tax deductions related to share-based awards were recognized from any stock options exercised in the years ended December 31, 2019 and 2018 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s consolidated balance sheets at December 31, 2019 and 2018.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company does not foresee material changes to its gross uncertain income tax position liability within the next twelve months.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares in 2018 totaling 58,852 that may be issued by the Company relate to outstanding stock options and have been excluded from the computation of diluted loss per share because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

The Company computes its income (loss) available to common shareholders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, and any deemed dividends or discounts on redeemed preferred stock from its reported net income (loss) and reports the same on the face of the consolidated statements of operations and comprehensive income (loss).

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31:

	2019	2018
Numerator:
Net income (loss) available to common shareholders	$90,006	$(11,447,989)
Denominator:
Basic weighted-average shares outstanding	1,614,817	1,622,671
Effect of dilutive securities	54,361	58,852
Diluted weighted-average diluted shares	1,669,178	1,681,523
Earnings per share attributed to common stockholders – basic	$0.06	$(7.06)
Earnings per share attributed to common stockholders - diluted	$0.05	$(7.06)

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s five reportable segments are managed separately based on fundamental differences in their operations. At December 31, 2019, the Company operated in the following five reportable segments:

a)
Client services;
b)
Shipping calculator services;
c)
Brewery management software;
d)
Merchant processing services; and
e)
Shipping coordination and label generation services.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision makers are the Chief Executive Officer and Chief Financial Officer.

The following table compares total revenues for the years indicated.

	Year Ended
	December 31, 2019	December 31, 2018
Client services	$19,395	$16,079
Brewery management software	193,150	273,294
Shipping calculator services	148,035	176,159
Merchant processing services	2,011	-
Shipping coordination and label generation services	10,185,704	8,787,918
Total revenues, net	$10,548,295	$9,253,450

The following table compares total income (loss) from operations for the years indicated.

	Year Ended
	December 31, 2019	December 31, 2018
Client services	$14,739	$12,373
Brewery management software	51,612	12,530
Shipping calculator services	(676,940)	(818,317)
Merchant processing services	(673)	-
Shipping coordination and label generation services	(100,771)	(10,861,979)
Total loss from operations	$(712,033)	$(11,655,393)

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

We currently have two finance leases for office furniture and equipment. We maintain a lease inventory for those leased assets, which are currently reported on our consolidated balance sheets and we continue to report them on our consolidated balance sheet under the new standard. We reported one material operating lease on our consolidated balance sheet beginning January 1, 2019, resulting in recording operating lease right-of-use assets and operating lease obligations of approximately $84,000. We determined that no adjustment to equity was necessary related to implementation of the new lease standard.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities”, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements. The Company adopted the standard on January 1, 2019 with no net effect on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments”, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The Company will adopt the new standard effective January 1, 2020 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The Company will adopt the new standard effective January 1, 2020 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes” to identify, evaluate, and improve areas of GAAP for which costs and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments for ASU No. 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. An entity that elects to early adopt must adopt all the amendments in the same period. The Company is currently evaluating the impact of ASU No. 2019-12 and does not expect the adoption of this guidance to have a material impact on its consolidated financial position or results of operations.

NOTE 4. REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with current accounting guidance, the Company recognizes revenue by taking into consideration the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  Due to the nature of the Company’s product offerings and contracts associated with those products, the Company’s deliverables do not fluctuate and its revenue recognition is consistent.

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

Beginning in 2018, customers are offered airline miles as a reward in lieu of a cash rebate. As a result, the CFIB allowed the Company to release the funds held in trust for unused customer rebates back to cash and cash equivalents. As the Company transitioned from cash rebates to airline mile rewards, customers were allowed to convert their existing cash rebate balances to airline miles at the rate of 10 miles per $1 of rebates. For the years ended December 31, 2019 and 2018, the Company recognized $8,066 and $67,532, respectively, of other income related to the conversion of airline miles as the cost was less than the value of the cash rebated exchanged. In December 2019, the Company recognized $95,500 of other income related to the expiration of the cash rebates. Unused airline miles are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. During the second quarter of 2019 the prepaid miles purchased to be awarded to customers were scheduled to expire. Aeroplan granted permission for a one-time transfer of the balance of the prepaid miles to the Company’s Aeroplan account. As a result, the Company recorded an expense in the amount of $32,102.

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

Revenue Disaggregation

The Company operates in five reportable segments (see Note 3).

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $131,561 and $87,718 at December 31, 2019 and 2018, respectively. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $5,338 and $144,221 at December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, the Company recognized revenues of $40,152 and $157,820, respectively, related to contract liabilities outstanding at the beginning of each year.

NOTE 5. PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	2019	2018
Computer equipment and software	$139,328	$134,507
Office furniture and equipment	69,343	54,820
Website development costs	400,866	396,559
	609,537	585,886
Accumulated depreciation	(519,830)	(495,043)
	$89,707	$90,843

Depreciation expense of property and equipment for the years ended December 31, 2019 and 2018 amounted to $22,111 and $21,958, respectively.

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

In addition, the Company has various other intangibles from past business combinations.

At December 31, other intangible assets consisted of the following:

	2019	2018
Patents	$16,000	$16,000
Software	83,750	83,750
Trade name	826,098	785,038
Technology	527,583	501,360
Client list / relationship	4,851,093	4,620,599
Accumulated amortization	(2,255,952)	(1,715,974)
	$4,048,572	$4,290,773

Amortization expense of other intangible assets for the years ended December 31, 2019 and 2018 was $468,139 and $814,334, respectively.

Amortization of other intangible assets for the next five years ending December 31 are as follows:

Year Ended December 31,
2020	474,376
2021	474,376
2022	309,156
2023	309,156
2024	309,156
Total 5 year amortization	$1,876,220

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. During the year ended 2018, the Company determined that the entire balance of goodwill was impaired and recorded a loss on the impairment of $10,354,172.

NOTE 7. ACCRUED EXPENSES

At December 31, accrued expenses consist of the following:

	2019	2018
Payroll and related costs	$1,797	$169,691
Professional and consulting fees	960	2,100
Royalties	47,803	51,838
Stock price guarantee (see Note 3)	-	884,241
Accrued cost of revenues	114,455	115,133
Sales tax	31,902	31,902
Other	10,869	13,728
Total	$207,786	$1,268,633

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

In January 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note was an interest-free, eight-month note for CAD $66,708 with payment terms of one payment of CAD $10,000 followed by eight equal installments of CAD $8,101. This note was paid in full in the third quarter of 2018. In April 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note was an interest-free, fifteen-month note for CAD $72,500. The Company made payments on this note in the amount of CAD $31,726. The balance of CAD $40,774 on this note was offset in the third quarter of 2018 against a note receivable to the same party (see below). In August 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note is an interest-free, six-month note for CAD $122,400 with payment terms of six equal installments of CAD $20,400. The balance of the note payable as of December 31, 2018 was $14,954. This note was paid in full in the first quarter of 2019.

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

NOTE 9. RELATED PARTY NOTES PAYABLE

In June 2017, the Company agreed to make monthly payments of CAD $5,000 to related parties for seven months followed by monthly payments of CAD $15,000 with one final payment in March 2018 at which point the note was paid in full.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2019, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

NOTE 11. SHAREHOLDERS’ EQUITY

              Preferred Stock

                The Company’s amended Certificate of Incorporation authorizes the issuance of 20,000,000 shares of blank-check preferred stock at $0.001 par value. The Board of Directors will be authorized to fix the designations, rights, preferences, powers and limitations of each series of the preferred stock.

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock holders have no voting rights and have an aggregate liquidation value of $13,808,610 at December 31, 2019. The Series A Preferred Stock also carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. For the years ended December 31, 2019 and 2018, the annual coupon is $192,005 and $166,633, respectively, which has been added to the liquidation value of the preferred stock. The Series A Preferred Stock have no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. In April 2019, the Company paid the annual coupon for the year ended December 31, 2017. The Company paid the 2018 and 2019 coupon payments totaling $358,638 in 126,727 preferred shares in March of 2020.

During 2019, the Board of Directors satisfied 2018 accrued Executive Compensation by means of issuance of 653,866 preferred shares valued at $83,221.

            Common Stock

The Company has authorized and reserved for future issuance 512,380 shares of common stock and 3,565,926 shares of preferred stock with respect to the remaining exchangeable shares to be issued as a result of the ShipTime acquisition.

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 Paid common shares and 311 Paid preferred shares to 356 Paid common shares. The Company made available to its ShipTime Canada exchangeable preferred shareholders the one-time option to convert existing book entry preferred shares and exchangeable rights to preferred shares into Paid common shares. The conversion was offered on a one-to-one basis. Twelve shareholders elected to convert 1,908,160 ShipTime exchangeable preferred rights into Paid common stock and 53,543 Paid preferred book entry shares into Paid common stock. In separate agreements, three additional shareholders elected to convert 510,314 Paid book entry Series A Preferred Stock into 510,314 shares of Paid common stock. After the conversion, the Company had 424,255 shares of Series A Preferred Stock outstanding and 5,756,789 shares of common stock outstanding. The Company has reserved for future issuance 4,654,352 shares of common stock with respect to the remaining exchangeable shares to be issued as a result of the ShipTime acquisition.

Share Repurchase

In January 2018, the Company entered into an agreement to repurchase 109 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction were 4,905 common shares and 33,899 preferred shares of the Company. The allocated discount on the repurchase of the preferred stock was $1.87 per share and has been recorded in accumulated deficit, and reduced the net loss available to common shareholders in accordance with ASC 260-10-S99-2. The repurchase of the common shares was recorded at an allocated cost of $1.59 per share. In April 2018, the Company entered in a second agreement with a shareholder to purchase 120 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction were 5,400 common shares and 37,320 preferred shares of the Company. The discount on the repurchase of preferred stock was $1.90 per share and has been recorded in accumulated deficit, and reduced the net loss available to common shareholders. The repurchase of the common shares was recorded at an allocated cost of $1.58 per share. In August 2018, the Company entered in an additional agreement with a shareholder to purchase 200 exchangeable shares of ShipTime common stock. The total shares exchanged in this transaction were 9,000 common shares and 62,200 preferred shares of the Company. The discount on the repurchase of preferred stock was $1.87 per share and has been recorded in accumulated deficit, and was added to the net loss available to common shareholders. The repurchase of the common shares was recorded at an allocated cost of $1.58 per share. There were no share repurchase agreements in 2019.

Share-Based Incentive Plans

During the years ended December 31, 2019 and 2018, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

On March 23, 2018, the Board of Directors voted to approve the 2018 Stock Option Plan which reserves 450,000 non-qualified stock options to be granted to employees. The Company has three additional stock option plans that include both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The Company granted 215,177 stock options to employees and consultants during the year ended December 31, 2018. For the year ended December 31, 2019, the Company granted 136,020 stock options to employees, consultants and directors. The 2019 options have vesting periods of immediately and over a two-year period, they expire if not exercised within ten years from grant date, and the exercise price ranges from $2.92 to $3.00 per share. During 2019, as a result of the resignation of one employee the Company recorded 12,500 expired options and an additional 12,500 that were cancelled.

Active Plans:

2018 Plan

On March 23, 2018, the Company adopted the 2018 Non-Qualified Stock Option Plan (the "2018 Plan"). The purpose of the 2018 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10-year contractual term and have a vesting period that ranges from one hundred percent on the date of grant to fully vest over a two-year period. There are currently 164,803 shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2019 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2019	175,177	$3.99
Granted	136,020	2.97
Cancelled	(12,500)	4.10
Expired	(12,500)	4.10
Options outstanding at December 31, 2019	286,197	$3.50

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan"). The purpose of the 2012 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10-year contractual term and vest one hundred percent on the date of grant. There are no shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2019 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2019	36,000	$0.98
Granted	-	-
Cancelled	-	-
Exercised	-	-
Options outstanding at December 31, 2019	36,000	$0.98

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"). Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.98 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10-year contractual term and have vesting periods that range from one hundred percent on the date of grant to one-third immediately, one-third vesting in 18 months and the final one-third vesting in 36 months from the date of the grant. There are no shares reserved for issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2019 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2019	43,000	$3.00
Granted	-	-
Cancelled	-	-
Exercised	-	-
Options outstanding at December 31, 2019	43,000	$3.00

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 60,000 shares. The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant. There are no shares reserved for issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2019 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2019	16,000	$23.33
Granted	-	-
Cancelled	-	-
Exercised	-	-
Options outstanding at December 31, 2019	16,000	$23.33

Fair value of issuances

The fair value of the Company's option grants under the 2018, 2012, 2011, and 2002 Plans was estimated at the date of grant using the Black-Scholes-Merton model with the following weighted average assumptions:

	2019	2018
Expected term (based upon historical experience)	5.0 years	5.6 years
Expected volatility	178 - 180%	218%
Expected dividends	None	None
Risk free interest rate	2.05 - 2.4%	2.68%

For the years ended December 31, 2019 and 2018, the Company recorded total share-based compensation expense of $407,974 and $599,799, respectively, which is recorded in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

The Company has unrecognized share-based compensation expense of $92,327 for options outstanding as of December 31, 2019 which will be recognized in fiscal years 2020, 2021 and 2022.

Information pertaining to options outstanding and exercisable at December 31, 2019 is as follows:

			Options Exercisable
Exercise Prices	Number of shares	Weighted Average Remaining contractual Life (In Years)	Number of shares	Weighted Average Remaining contractual Life (In Years)
$0.98	52,500	3.93	52,500	3.93
$2.92	52,500	9.13	42,500	9.19
$2.99	1,245	9.37	415	9.37
$3.00	82,275	9.62	53,942	9.62
$3.30	37,500	7.75	37,500	7.75
$3.50	31,477	8.76	20,985	8.76
$4.10	118,700	8.23	89,133	8.23
$72.50	5,000	1.86	5,000	1.86
	381,197	7.98	301,975	7.73

Summary of all stock option plans during the year ended December 31, 2019 is as follows:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	270,177
Granted	136,020	2.97
Cancelled	(12,500)	4.10
Expired	(12,500)	4.10
Options outstanding and expected to vest at December 31, 2019	381,197	$4.03	7.98	$101,063
Options exercisable at December 31, 2019	301,975	$4.92	7.73	$101,063

The aggregate intrinsic value of options is calculated as the difference between the exercise price of options and the fair value of the Company’s common stock.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future.

A summary of the warrant activity during the year ended December 31, 2019 is as follows:

	Number of Shares Subject to Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding - January 1, 2019	34,425	$0.87
Granted	-	-
Exercised	-	-
Warrants outstanding and exercisable - December 31, 2019	34,425	$0.87
Weighted average remaining contractual life of the outstanding warrants in years	2.0 years

NOTE 12. INCOME TAXES

The Company’s income (loss) before taxes includes the following components for the years ended December 31:

	2019	2018
U.S.	$277,014	$(964,658)
Foreign	2,793	(10,630,164)
	$279,807	$(11,594,822)

The Company is subject to taxation in the U.S., Canada, and Massachusetts. The provision (benefit) for income taxes for the years ended December 31 are summarized below:

	2019	2018
Current:
Federal	$-	$-
State	456	456
Foreign	62,135	20,106
Total current	62,591	20,562

Deferred:
Federal	-	-
State	-	-
Foreign	(64,795)	(83,858)
Total deferred	(64,795)	(83,858)
Income tax provision (benefit)	$(2,204)	$(63,296)

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s income (loss) before income tax benefit to the income benefit is as follows for the years ended December 31:

	2019	2018
U.S. federal statutory tax rate	21.00%	21.00%
State tax benefit, net	7.62%	0.16%
Stock compensation	8.79%	(3.43)%
Attributes expiration	114.46%	-%
Other	1.82%	(0.85)%
Impairment of goodwill	-%	(18.87)%
Valuation allowance	(154.66)%	2.57%
Effective income tax rate	(0.97)%	0.58%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows as of December 31:

	2019	2018
Deferred taxes:
NOLs	$10,155,715	$10,391,563
Inventory and other reserves	-	31,892
Change in value of stock	-	241,575
Nonqualified stock option expense	380,544	297,822
Lease liability	32,576	-
Other	96	96
Total deferred tax assets	10,568,931	10,962,948
Depreciation and amortization	(1,012,528)	(1,024,619)
Right-of-use assets	(31,929)	-
Valuation allowance	(10,594,663)	(11,026,635)
Net deferred tax liabilities	$(1,070,189)	$(1,088,306)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The reduction in the valuation allowance is approximately $432,000 in 2019.

As of December 31, 2019, the Company had net operating loss carryforwards for federal income tax purposes of approximately $44,552,000. Of the total amount approximately $99,000 were generated after January 1, 2018, and therefore will not expire but can only be used to offset 80 percent of future taxable income. The remaining amount of approximately $44,423,000 expire beginning in the year 2020. As of December 31, 2019, the Company had net operating loss carryforwards for state income tax purposes of approximately $12,228,000 which expire beginning in the year 2030.

Utilization of the net operating losses may be subject to substantial annual limitation due to federal and state ownership change limitation provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating losses and credits before their utilization. The Company has not performed an analysis to determine the limitation of the net operating loss carryforwards.

A valuation allowance of 100% has been established in respect of the deferred income tax assets due to the uncertainty of the Company’s utilization of such deferred tax assets for the U.S. federal and state on each of the Company’s consolidated balance sheets at December 31, 2019 and 2018.

The income tax provision at December 31, 2019 reflects a full accounting of tax filings under ASC Subtopic 740-10. Paid, Inc. is subject to U.S. federal and Massachusetts state tax. With limited exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016. Generally, the tax years remain open for examination by the Federal authority under three-year statute of limitation; however, states generally keep their statute open for four years. In addition, the Company's tax years from inception are subject to limited examination by the United States and Massachusetts authorities due to the carry forward of unutilized net operating losses. ShipTime is subject to taxation in Canada and Ontario. The Company recognizes interest and penalties, as estimated or incurred, as general and administrative expense.

NOTE 13. Leases

We have an operating lease for our corporate offices in Canada and finance leases for furniture and equipment. Our leases have remaining lease terms of twelve months to forty-six months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

The components of lease expense were as follows:

Year Ended December 31, 2019
Operating lease cost	$31,009

Finance lease cost:
Amortization of leased assets	$10,636
Interest on lease liabilities	1,669
Total finance lease cost	$12,305

Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2019
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$30,960
Operating cash flows from finance leases	$1,669
Financing cash flows from finance leases	$8,821

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$55,600
Finance leases	$-

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating leases:
Operating lease right-of-use assets	$121,440
Current portion of operating lease obligations	$30,255
Operating lease obligations, net of current portion	93,642
Total operating lease liabilities	$123,897

Finance leases:
Property and equipment, at cost	$53,183
Accumulated depreciation	(37,227)
Property and equipment, net	$15,956

Current portion of finance lease obligations	$9,951
Finance lease obligations, net of current portion	2,797
Total finance lease liabilities	$12,748

Year Ended December 31, 2019
Weighted Average Remaining Lease Term
Operating lease	3.6 years
Finance leases	1.3 years

Weighted Average Discount Rate
Operating lease	9.0%
Finance leases	9.7%

Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitment as of December 31, 2019 is as follows:

Years ending December 31,	Total
2020	$39,275
2021	39,275
2022	39,275
2023	26,183
Total lease liabilities	144,008
Less amount representing interest	(20,111)
Total	123,897
Less current portion	(30,255)
$93,642

The following is a schedule of minimum future rentals on the non-cancelable finance leases as of December 31, 2019:

Year ending December 31,	Total
2020	$10,508
2021	2,809
Total minimum payments required:	13,317
Less amount representing interest:	(569)
Present value of net minimum lease payments:	12,748
Less current portion	(9,951)
$2,797

Disclosures related to periods prior to adoption of ASC 842

Minimum future lease payments under lease obligations as of December 31, 2018 are as follows:

Year Ended December 31,	Capital	Operating
2019	$10,222	$29,779
2020	10,222	38,202
2021	2,736	38,202
2022	-	38,202
2023	-	25,477
Total future minimum lease payments	23,180	$169,862
Less amount representing interest	(2,484)
Present value of net minimum lease payment	20,696
Less current portion	(8,580)
	$12,116

NOTE 14. SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. The Company is currently analyzing the potential impacts to all of its business segments. At this time, it is not possible to determine the magnitude of the overall impact of COVID-19 on the Company’s business. However, it could have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations, and cash flows.

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustment to or additional disclosure in the consolidated financial statements, except as disclosed herein.

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