Form 10-Q
period 2020-03-31
PAID INC
filed 2020-05-15
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐     No ☒

As of May 15, 2020, the issuer had outstanding 6,184,634 shares of its Common Stock.

PAID, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAID, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$500,882	$475,881
Accounts receivable, net	150,593	131,561
Prepaid expenses and other current assets	87,602	124,257
Total current assets	739,077	731,699

Property and equipment, net	74,470	89,707
Other intangible assets, net	3,588,024	4,048,572
Operating lease right-of-use assets	104,369	121,440
Total assets	$4,505,940	$4,991,418

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$872,397	$876,260
Finance leases - current portion	8,159	9,951
Accrued expenses	234,664	207,786
Contract liabilities	6,180	5,338
Operating lease obligations – current portion	28,249	30,255
Total current liabilities	1,149,649	1,129,590
Long-term liabilities:
Finance leases - net of current portion	1,290	2,797
Operating lease obligations – net of current portion	78,194	93,642
Deferred tax liability, net	977,071	1,070,189
Total liabilities	2,206,204	2,296,218
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; 439,805 and 4,438,578 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively; liquidation value of $1,332,609 and $13,808,610 at March 31, 2020 and December 31, 2019, respectively	440	4,439
Common stock, $0.001 par value, 25,000,000 shares authorized; 5,775,079 shares issued and 5,741,239 shares outstanding at March 31, 2020, 1,648,657 shares issued and 1,614,817 outstanding at December 31, 2019	5,775	1,649
Additional paid-in capital	69,580,134	69,242,412
Accumulated other comprehensive income	277,713	512,894
Accumulated deficit	(67,506,479)	(67,008,347)
Common stock in treasury, at cost, 33,840 shares at March 31, 2020 and December 31, 2019	(57,847)	(57,847)
Total shareholders' equity	2,299,736	2,695,200

Total liabilities and shareholders' equity	$4,505,940	$4,991,418

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net revenues	$2,675,322	$2,289,020
Cost of revenues:
Cost of revenues	2,024,176	1,699,918
Gross profit	651,146	589,102

Operating expenses:
Salaries and related	399,182	328,848
General and administrative	270,952	291,909
Stock-based compensation	(20,789)	58,840
Amortization of other acquired intangible assets	114,543	120,127
Total operating expenses	763,888	799,724
Loss from operations	(112,742)	(210,622)

Other income (expense):
Other income	-	5,550
Unrealized loss on stock price guarantee	-	(6,414)
Total other expense, net	-	(864)

Loss before provision for income taxes	(112,742)	(211,486)
Provision for income taxes	500	500
Net loss	(113,242)	(211,986)
Preferred dividends	(28,532)	(42,971)
Net loss available to common shareholders	$(141,774)	$(254,957)

Net loss per share – basic and diluted	$(0.05)	$(0.16)
Weighted average number of common shares outstanding - basic and diluted	3,247,248	1,614,817
Condensed consolidated statements of comprehensive loss:
Net loss	$(113,242)	$(211,986)
Other comprehensive income (loss):
Foreign currency translation adjustments	(235,181)	73,145
Comprehensive loss	$(348,423)	$(138,841)

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$(113,242)	$(211,986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	122,404	125,562
Amortization of operating lease right-of-use assets	6,880	3,748
Share-based compensation	(20,789)	58,840
Provision for bad debt	20,125	-
Unrealized loss on stock price guarantee	-	6,414
Changes in assets and liabilities:
Accounts receivable	(48,761)	(57,987)
Prepaid expenses and other current assets	27,395	20,636
Accounts payable	67,016	96,122
Accrued expenses	40,095	40,690
Contract liabilities	1,381	(46,700)
Operating lease obligations	(7,061)	(3,574)
Net cash provided by operating activities	95,443	31,765
Cash flows from investing activities:
Purchase of property and equipment	-	(5,424)
Net cash used in investing activities	-	(5,424)
Cash flows from financing activities:
Payments on finance leases	(2,316)	(2,121)
Payments on notes payable	-	(15,346)
Payments of preferred dividends	(26,252)	-
Net cash used in financing activities	(28,568)	(17,467)
Effect of exchange rate changes on cash and cash equivalents	(41,874)	4,780

Net change in cash and cash equivalents	25,001	13,654

Cash and cash equivalents, beginning of period	475,881	632,331

Cash and cash equivalents, end of period	$500,882	$645,985

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$500	$500
Interest	$281	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of preferred share for settlement of dividends	$358,638	$-

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

					Additional	Accumulated Other
	Preferred stock		Common stock		Paid-in	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	income	Deficit	Shares	Amount	Total

Balance, January 1, 2019	3,784,712	3,785	1,648,657	$1,649	$68,751,871	$344,182	$(67,127,122)	(33,840)	$(57,847)	$1,916,518
Freign currency translation adjustment	-	-	-	-	-	73,145	-	-		73,145
Share-based compensation expense	-	-	-	-	58,840	-	-	-		58,840
Net loss	-	-	-	-	-	-	(211,986)	-	-	(211,986)
Balance, March 31, 2019	3,784,712	3,785	1,648,657	1,649	68,810,711	417,327	(67,339,108)	(33,840)	(57,847)	1,836,517

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

					Additional	Accumulated Other
	Preferred stock		Common stock		Paid-in	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	income	Deficit	Shares	Amount	Total

Balance, January 1, 20120	4,438,578	$4,439	1,648,657	$1,649	$69,242,412	$512,894	$(67,008,347)	(33,840)	$(57,847)	$2,695,200
Freign currency translation adjustment	-	-	-	-	-	(235,181)	-	-	-	(235,181)
Share-based compensation expense	-	-	-	-	(20,789)	-	-	-	-	(20,789)
Preferred dividends paid in shares	126,727	127	-	-	358,511	-	(358,638)	-	-	-
Exchange of Preferred to Common	(4,125,500)	(4,126)	4,126,422	4,126	-	-	-	-	-	-
Preferred dividends paid	-	-	-	-	-	-	(26,252)	-	-	(26,252)
Net loss	-	-	-	-	-	-	(113,242)	-	-	(113,242)
Balance, March 31, 2020	439,805	$440	5,775,079	$5,775	$69,580,134	$277,713	$(67,506,479)	(33,840)	$(57,847)	$2,299,736

See accompanying notes to consolidated financial statements

PAID, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020

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

ShipTime Canada Inc. (“ShipTime”) has developed a SaaS-based application, which focuses on the small and medium business segments. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small and medium businesses and through long standing partnerships with selected associations throughout Canada.

Paid Payments provides commerce solutions to small - and medium-sized businesses by enabling them to sell their goods and services, accept payment, and create repeat sales though an online payment processing solution. The Company has operated as a Payment Facilitator since 2019, which enables our merchants to get the benefit of instant boarding and discounted rates. Our platform provides all aspects required for payment processing, including merchant boarding, underwriting, fraud monitoring, settlement, funding to the sub-merchant, and monthly reporting and statements. The Company controls all of these necessary aspects in the payment process and is then able to supply a one-step boarding process for our partners and value-added resellers. This capability also provides cost advantages, rapid response to market needs, simplified processes for boarding business and a seamless interface for our merchant customers.

General Presentation and Basis of Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019 that was filed on March 30, 2020.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited consolidated financial statements, and these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2020.

Going Concern and Management's Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generally incurred losses, although it has taken significant steps to reduce them. For the three months ended March 31, 2020, the Company reported a net loss of $113,242. The Company has an accumulated deficit of $67,506,479 and has a working capital deficit of $410,572 as of March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the continued growth of the new PAID platform of services in addition to the continued profitability of ShipTime’s services will return a valuable impact on the Company’s success in the near future. The ongoing positive cash flows from operations are a significant indicator of our successful transition to the new shipping services. In addition to the existing services provided, ShipTime will launch products in the United States that are complementary to the current offerings.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements and will have a positive impact on the Company for 2020 and future years.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at March 31, 2020 and December 31, 2019. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 95% of its revenues from Canada and 5% from the U.S. during the three months ended March 31, 2020, compared to 96% from Canada and 4% from the U.S. during the three months ended March 31, 2019.

At March 31, 2020, the Company maintained 100% of its property and equipment net of accumulated depreciation in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three months ended March 31, 2020 and 2019. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenue principally from fees for coordinating shipping services, sales of shipping calculator subscriptions, brewery management software subscriptions, merchant processing services and client services.

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

For shipping calculator revenues and brewery management software revenues, the Company recognizes subscription revenue on a monthly basis. Shipping calculator customers’ renewal dates are based on their date of installation and registration of the shipping calculator line of products. The timing of the revenue recognition and cash collection may vary within a given quarter and the deposits for future services are recorded as contract liabilities on the condensed consolidated balance sheets. Brewery management software subscribers are billed monthly at the first of the month. All payments are made via credit card for the following month.

For payment processing services the Company recognizes revenue based on daily transactions by our partners and merchants. Customers process credit card payments for sales and remit fees based on the number of transactions and percent of the processed amounts. The merchant bank deposits the funds to the customer net of fees. The remainder of the fees withheld are disbursed to the Company on a daily basis net of interchange and other transactional charges.

Revenue Disaggregation

The Company operates in five reportable segments (see below).

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

Customers of PaidPayments receive a merchant identification number which allows them to process credit card transactions. Once the transaction is approved the funds are disbursed in an overnight feed and the Company had met its performance obligation.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $150,593 and $131,561 as of March 31, 2020 and December 31, 2019, respectively. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $6,180 and $5,338 at March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company recognized revenues of $5,338 related to contract liabilities outstanding at the beginning of the year.

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

For the three months ended March 31, 2020 and 2019, there were approximately 48,000 and 52,000, respectively, dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the periods then ended.

The Company computes its loss applicable to common shareholders by adding/subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, and any deemed dividends or discounts on redeemed preferred stock from its reported net loss and reports the same on the face of the condensed consolidated statements of operations and comprehensive loss.

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s five reportable segments are managed separately based on fundamental differences in their operations. At March 31, 2020, the Company operated in the following five reportable segments:

a.	Client services
b.	Shipping calculator services
c.	Brewery management software
d.	Merchant processing services; and
e.	Shipping coordination and label generation services

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision maker is the interim Chief Executive Officer/Chief Financial Officer.

The following table compares total revenue for the periods indicated.

	Three Months Ended
	March 31, 2020	March 31, 2019
Client services	$99	$3,042
Shipping calculator services	8,322	34,729
Brewery management software	37,106	56,069
Merchant processing services	92,910	-
Shipping coordination and label generation services	2,536,885	2,195,180
Total revenues	$2,675,322	$2,289,020

The following table compares total income (loss) from operations for the periods indicated.

	Three Months Ended
	March 31, 2020	March 31, 2019
Client services	$99	$2,354
Shipping calculator services	(98,657)	(152,585)
Brewery management software	(4,882)	20,607
Merchant processing services	36,496	-
Shipping coordination and label generation services	(45,798)	(80,998)
Total loss from operations	$(112,742)	$(210,622)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments”, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The Company’s adoption of ASU 2016-13 had no impact on its financial position, results of operations, cash flows, or disclosures.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The Company’s adoption of ASU 2018-13 had no impact on its financial position, results of operations, cash flows, or disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes” to identify, evaluate, and improve areas of GAAP for which costs and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments for ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. An entity that elects to early adopt must adopt all the amendments in the same period. The Company is currently evaluating the impact of ASU 2019-12 and does not expect the adoption of this guidance to have a material impact on its consolidated financial position or results of operations.

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2020 (unaudited)	December 31, 2019
Payroll and related costs	$-	$1,797
Professional and consulting fees	949	960
Royalties	47,803	47,803
Accrued cost of revenues	141,603	114,455
Sales tax	31,902	31,902
Other	12,407	10,869
Total	$234,664	$207,786

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

In addition, the Company has various other intangibles from past business combinations.

At March 31, 2020 and December 31, 2019, intangible assets consisted of the following:

	March 31, 2020	December 31, 2019
Patents	$16,000	$16,000
Software	83,750	83,750
Trade name	754,219	826,098
Technology	481,677	527,583
Client list / relationship	4,447,590	4,851,093
Accumulated amortization	(2,195,212)	(2,255,952)
	$3,588,024	$4,048,572

Amortization expense of intangible assets for the three months ended March 31, 2020 and 2019 was $114,543 and $120,127, respectively.

Note 4. Commitments and Contingencies

Notes Payable

In August 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note was an interest-free, six-month note for CAD $122,400 with payment terms of six equal installments of CAD $20,400. This note was paid in full in the first quarter of 2019.

Stock Price Guarantee

In connection with one of the Company’s advance royalties with a client, the Company guaranteed that shares of its common stock issued as royalties would sell for at least $60.00 per share.  If the shares were not at the required $60.00 per share when they were sold, the Company had the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  The change in fair value of the guarantee was ($6,414) for the three months ended March 31, 2019. The Company would have disputed this obligation if demanded by the client; further, pursuing any action by the client was required to be commenced within six years of the time of the original issuance and the Company believes the time for pursuing an action expired in 2019. As a result of the expiration, the Company eliminated this obligation from its consolidated balance sheet and recorded $880,553 in other income during the year ended December 31, 2019.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of March 31, 2020, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock holders have no voting or conversion rights. The Series A Preferred Stock also carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. For the three month periods ended March 31, 2020 and 2019, the estimated portion of the annual coupon is $28,532 and $42,971, respectively. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. In April 2019, the Company paid the annual coupon in cash for the year ended December 31, 2017. The Company paid the 2018 and 2019 coupon payments totaling $358,638 in 126,727 preferred shares and a cash payment of $26,252 for the 2020 coupon payment through March of 2020. During 2019, the Board of Directors satisfied 2018 accrued Executive Compensation by means of issuance of 653,866 preferred shares valued at $83,221. During the three months ended March 31, 2020, all but 439,805 shares of Series A Preferred Stock were exchanged for common stock (see below and Note 7). At March 31, 2020 and December 31, 2019, the liquidation value of the Series A Preferred Stock was $1,323,609 and $13,808,610, respectively.

Common Stock

In February 2020, ShipTime amended its rights to exchange one share of ShipTime stock from 45 PAID common shares and 311 PAID Series A Preferred Stock to 356 PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholders the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 576,046 shares of Series A Preferred Stock exchanged such shares for 576,045 shares of PAID common stock. Furthermore, as a result of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. In total, the Company has reserved for future issuance 2,391,608 shares of PAID common stock with respect to the remaining 6,718 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of March 31, 2020 for financial reporting purposes.

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

For the three month period ended March 31, 2020, the Company recorded $14,291 of stock compensation expense related to the vesting of applicable options granted in 2019 and prior years in addition to the reversal of unvested stock option expense for the termination of two employees totaling $35,080.

Note 6. Leases

We have an operating lease for our corporate offices in Canada and finance leases for furniture and equipment. Our leases have remaining lease terms of seven months to forty-one months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

The components of lease expense were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$9,707	$5,653

Finance lease cost:
Amortization of leased assets	$2,428	$2,583
Interest on lease liabilities	281	501
Total finance lease cost	$2,709	$3,084

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$9,880	$5,477
Operating cash flows from finance leases	$281	$501
Financing cash flows from finance leases	$2,316	$2,121

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance leases	$-	$-

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$104,369	$121,440
Current portion of operating lease obligations	$28,249	$30,255
Operating lease obligations, net of current portion	78,194	93,642
Total operating lease liabilities	$106,443	$123,897

Finance leases:
Property and equipment, at cost	$48,555	$53,183
Accumulated depreciation	(36,416	) (37,227)
Property and equipment, net	$12,139	$15,956

Current portion of finance lease obligations	$8,159	$9,951
Finance lease obligations, net of current portion	1,290	2,797
Total finance lease liabilities	$9,449	$12,748

	Three Months Ended March 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term
Operating lease	3.4 years	3.6 years
Finance leases	0.9 years	1.3 years

Weighted Average Discount Rate
Operating lease	9.0%	9.0%
Finance leases	9.7%	9.7%

Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitment as of March 31, 2020 is as follows:

Years ending December 31,	Total
2020 (remaining months)	$27,526
2021	36,702
2022	36,702
2023	23,974
Total lease liabilities	$124,904
Less amount representing interest	(18,461)
Total	106,443
Less current portion	(28,249)
$78,194

The following is a schedule of minimum future rentals on the non-cancelable finance leases as of March 31, 2020:

Year ending December 31,	Total
2020 (remaining months)	$7,791
2021	2,777
Total minimum payments required:	10,568
Less amount representing interest:	(1,119)
Present value of net minimum lease payments:	9,449
Less current portion	(8,159)
$1,290

 Note 7. Subsequent Events

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

In April 2020, the Company received requests to exchange the remaining 439,805 shares of Series A Preferred Stock to PAID common stock. As of May 15, 2020, there are no remaining shares of Series A Preferred Stock outstanding.

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the fiscal year ended December 31, 2019 that was filed on March 30, 2020.

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

Paid Payments provides commerce solutions small - and medium-sized businesses by enabling them to sell their goods and services, accept payment, and create repeat sales though an online payment processing solution. The Company has operated as a Payment Facilitator since 2019, which enables our merchants to get the benefit of instant boarding and discounted rates. Our platform provides all aspects required for payment processing, including merchant boarding, underwriting, fraud monitoring, settlement, funding to the sub-merchant, and monthly reporting and statements. Paid controls all of these necessary aspects in the payment process and is then able to supply a one-step boarding process for our partners and value-added resellers. This capability also provides cost advantages, rapid response to market needs, simplified processes for boarding business and a seamless interface for our merchant customers.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements for the years ended December 31, 2019 and 2018 included in our Form 10-K filed on March 30, 2020, as updated and amended in Note 1 of the Notes to Condensed Consolidated Financial Statements included herein. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019.

The following discussion compares the Company's results of operations for the three months ended March 31, 2020 with those for the three months ended March 31, 2019. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended March 31,
	2020	2019	% Change
Client services	$99	$3,042	(97) %
Brewery management software	37,106	56,069	(34) %
Shipping coordination and label generation services	2,536,885	2,195,180	16%
Merchant processing services	92,910	-	100%
Shipping calculator services	8,322	34,729	(76) %
Total revenues	$2,675,322	$2,289,020	17%

Revenues increased 17% in the first quarter primarily from the growth of our shipping coordination and label generation services and the addition of the merchant processing services new segment.

Client service revenues decreased $2,943 or 97% to $99 in the first quarter of 2020 compared to $3,042 in 2019. This decrease is a result of the absence of movie posters auctions during the first quarter.

Brewery management software revenues decreased $18,963 to $37,106 in 2020 from $56,069 in 2019. The decrease in revenues is due to cancellations of several clients and an increase in competition.

Shipping coordination and label generation service revenues increased $341,705 or 16% to $2,536,885 in the first quarter of 2020 compared to $2,195,180 in 2019. The increase is attributable to the increased marketing, new corporate partnerships and brand recognition for this segment of our business.

Merchant processing services is a new segment of the company returning $92,910 in revenue for the first quarter of 2020.

Shipping calculator services revenue decreased $26,407 or 76% to $8,322 in the first quarter of 2020 compared to $34,729 in 2019.  The decrease was primarily due to the retirement of a portion of the legacy software sold in this segment of the business.

Gross Profit

Gross profit increased $62,044 or 11% in the first quarter of 2020 to $651,146 compared to $589,102 in 2019. Gross margin decreased to 24% for the first quarter of 2020 compared to 26% in the first quarter of 2019. The decrease in gross margin is a result of the additional discounts available to our customers for shipping coordination and label generation services.

Operating Expenses

Total operating expenses in the first quarter 2020 were $763,888 compared to $799,724 in the first quarter of 2019, a decrease of $35,836 or 4%. The decrease is primarily due to staffing changes made during the first quarter of 2020.

Other Income/Expense, net

Net other income (expense) in the first quarter of 2020 was $0 compared to ($864) in the same period of 2019, a change of $864. This change is partly due to the elimination of the guarantee liability in the amount of $6,414 and the elimination of the rebate to airline mileage exchange of $5,550.

Net Loss

The Company realized a net loss in the first quarter of 2020 of $113,242 compared to a net loss of $211,986 for the same period in 2019. The net loss available to common shareholders for the first quarter of 2020 and 2019 represent ($0.05) and ($0.16) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net income (loss) to cash and cash equivalents provided by operating activities for the three months ended March 31, 2020 and 2019 is as follows:

	2020	2019
Net loss	$(113,242)	$(211,986)
Depreciation and amortization	122,404	125,562
Amortization of operating lease right-of-use assets	6,880	3,748
Share-based compensation	(20,789)	58,840
Unrealized loss on stock price guarantee	-	6,414
Provision for bad debt	20,125	-
Changes in assets and liabilities	80,065	49,187
Net cash provided by operating activities	$95,443	$31,765

Working Capital and Liquidity

The Company had cash and cash equivalents of $500,882 at March 31, 2020, compared to $475,881 at December 31, 2019. The Company had a negative working capital of $410,572 at March 31 2019, a change of $12,681 compared to $397,891 at December 31, 2019. The increase in cash and cash equivalents is due to the decrease in personnel.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Interim Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Interim Chief Executive Officer/Chief Financial Officer has concluded that, as of March 31, 2020, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

The Company has identified numerous material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

The Company continues to evaluate the internal controls over financial reporting and is working toward implementation of corporate governance and operational process documentation.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of March 31, 2020, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2019.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended March 31, 2020.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

31.1	CEO and CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
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

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: May 15, 2020		W. Austin Lewis, IV, Interim CEO, Chief Financial Officer

LIST OF EXHIBITS

Exhibit No.	Description
31.1	CEO and CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)