Form 10-Q
period 2020-06-30
PAID INC
filed 2020-08-17
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, the issuer had outstanding 6,181,044 shares of its Common Stock.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
None	None

PAID, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAID, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$930,460	$475,881
Accounts receivable, net	183,934	131,561
Prepaid expenses and other current assets	119,880	124,257
Total current assets	1,234,274	731,699

Property and equipment, net	69,934	89,707
Other intangible assets, net	3,630,115	4,048,572
Operating lease right-of-use assets	101,936	121,440
Total assets	$5,036,259	$4,991,418

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,033,422	$876,260
Finance leases - current portion	7,517	9,951
Accrued expenses	351,236	207,786
Contract liabilities	6,890	5,338
Operating lease obligations – current portion	30,138	30,255
Total current liabilities	1,429,203	1,129,590
Long term liabilities:
Finance leases - net of current portion	-	2,797
Operating lease obligations – net of current portion	73,717	93,642
Deferred tax liability, net	1,019,292	1,070,189
Total liabilities	2,522,212	2,296,218
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized;none and 4,438,578 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively; liquidation value of $0 and $13,808,610 at June 30, 2020 and December 31, 2019, respectively	-	4,439
Common stock, $0.001 par value, 25,000,000 shares authorized;6,214,884 shares issued and 6,181,044 shares outstanding at June 30, 2020, 1,648,657 shares issued and 1,614,817 outstanding at December 31, 2019	6,215	1,649
Additional paid-in capital	69,582,912	69,242,412
Accumulated other comprehensive income	383,837	512,894
Accumulated deficit	(67,401,070)	(67,008,347)
Common stock in treasury, at cost; 33,840 shares at June 30, 2020 and December 31, 2019	(57,847)	(57,847)
Total shareholders' equity	2,514,047	2,695,200

Total liabilities and shareholders' equity	$5,036,259	$4,991,418

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues, net	$3,218,872	$2,715,497	$5,894,194	$5,004,517
Cost of revenues	2,483,755	1,976,118	4,507,931	3,676,036
Gross profit	735,117	739,379	1,386,263	1,328,481

Operating expenses:
Salaries and related	350,038	332,026	749,220	660,874
General and administrative	179,194	325,389	450,146	617,298
Share-based compensation	2,778	(1,100)	(18,011)	57,740
Amortization of other intangible assets	110,893	110,418	225,436	230,545
Total operating expenses	642,903	766,733	1,406,791	1,566,457
Income (loss) from operations	92,214	(27,354)	(20,528)	(237,976)

Other income (expense):
Other income, net	13,195	2,482	13,195	8,032
Unrealized gain (loss) on stock price guarantee	-	2,085	-	(4,329)
Total other income, net	13,195	4,567	13,195	3,703

Income (loss) before provision for income taxes	105,409	(22,787)	(7,333)	(234,273)
Provision for income taxes	-	460	500	960
Net income (loss)	105,409	(23,247)	(7,833)	(235,233)
Preferred dividends	-	(47,921)	(28,532)	(90,892)
Net income (loss) available to common shareholders	$105,409	$(71,168)	$(36,365)	$(326,125)

Net income (loss) per share – basic	$0.02	$(0.04)	$(0.01)	$(0.20)
Weighted average number of common shares outstanding - basic	5,977,878	1,614,817	4,612,563	1,614,817
Net income (loss) per share – diluted	$0.02	$(0.04)	(0.01)	$(0.20)
Weighted average number of common shares outstanding - diluted	6,023,181	1,614,817	4,612,563	1,614,817
Condensed consolidated statements of comprehensive loss
Net income (loss)	$105,409	$(23,247)	$(7,833)	$(235,233)
Other comprehensive income (loss):
Foreign currency translation adjustments	106,124	50,233	(129,057)	123,378
Comprehensive income (loss)	$211,533	$26,986	$(136,890)	$(111,855)

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)
	2020	2019
Cash flows from operating activities:
Net loss	$(7,833)	$(235,233)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	240,939	246,207
Amortization of operating lease right-of-use assets	13,702	7,553
Provision for bad debts	20,125	-
Share-based compensation	(18,011)	57,740
Gain on sale of property and equipment	(733)	-
Unrealized loss on stock price guarantee	-	4,329
Changes in assets and liabilities:
Accounts receivable	(77,311)	(43,346)
Prepaid expenses and other current assets	(1,599)	(295)
Accounts payable	194,988	247,943
Accrued expenses	149,279	(84,169)
Contract liabilities	1,802	(51,202)
Operating lease obligations	(14,123)	(7,206)
Net cash provided by operating activities	501,225	142,321

Cash flows from investing activities:
Purchase of property and equipment	-	(16,024)
Proceeds from sale of property and equipment	733	-
Net cash provided by (used in) investing activities	733	(16,024)

Cash flows from financing activities:
Payments on finance leases	(4,616)	(4,281)
Payments on notes payable	-	(15,346)
Payments of preferred dividends	(26,252)	(163,236)
Net cash used in financing activities	(30,868)	(182,863)
Effect of exchange rate changes on cash and cash equivalents	(16,511)	20,168

Net change in cash and cash equivalents	454,579	(36,398)

Cash and cash equivalents, beginning of period	475,881	632,331
Cash and cash equivalents, end of period	$930,460	$595,933

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$500	$500
Interest	$496	$932
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of preferred shares in settlement of accrued expenses	$-	$83,221
Issuance of preferred shares in settlement of dividends	$358,638	$-

See accompanying notes to condensed consolidated financial statements

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2019	3,784,712	$3,785	1,648,657	$1,649	$68,751,871	$344,182	$(67,127,122)	(33,840)	$(57,847)	$1,916,518
Foreign currency translation adjustment	-	-	-	-	-	73,145	-	-	-	73,145
Share-based compensation expense	-	-	-	-	58,840	-	-	-	-	58,840
Net loss	-	-	-	-	-	-	(211,986)	-	-	(211,986)
Balance, March 31, 2019	3,784,712	$3,785	1,648,657	$1,649	$68,810,711	$417,327	$(67,339,108)	(33,840)	$(57,847)	$1,836,517
Foreign currency translation adjustment	-	-	-	-	-	50,233	-	-	-	50,233
Share-based compensation expense	-	-	-	-	(1,100)	-	-	-	-	(1,100)
Preferred shares issued as compensation	653,866	654	-	-	82,567	-	-	-	-	83,221
Preferred dividend paid	-	-	-	-	-	-	(163,236)			(163,236)
Net loss	-	-	-	-	-	-	(23,247)	-	-	(23,247)
Balance, June 30, 2019	4,438,578	$4,439	1,648,657	$1,649	$68,892,178	$467,560	$(67,525,591)	(33,840)	$(57,847)	$1,782,388

See accompanying notes to condensed consolidated financial statements

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2020	4,438,578	$4,439	1,648,657	$1,649	$69,242,412	$512,894	$(67,008,347)	(33,840)	$(57,847)	$2,695,200

Foreign currency translation adjustment	-	-	-	-	-	(235,181)	-	-	-	(235,181)
Share-based compensation expense	-	-	-	-	(20,789)	-	-	-	-	(20,789)
Preferred dividends paid in shares	126,727	127	-		358,511	-	(358,638)	-	-	-
Exchange of Preferred to Common	(4,125,500)	(4,126)	4,126,422	4,126	-	-	-	-	-	-
Preferred dividends paid	-	-	-	-	-	-	(26,252)	-	-	(26,252)
Net loss	-	-	-	-	-	-	(113,242)	-	-	(113,242)
Balance, March 31, 2020	439,805	$440	5,775,079	$5,775	$69,580,134	$277,713	$(67,506,479)	(33,840)	$(57,847)	$2,299,736
Foreign currency translation adjustment	-	-	-	-	-	106,124	-	-	-	106,124
Share-based compensation expense	-	-	-	-	2,778	-	-	-	-	2,778
Exchange of Preferred to Common	(439,805)	(440)	439,805	440	-	-	-	-	-	-
Net income	-	-	-	-	-	-	105,409	-	-	105,409
Balance, June 30, 2020	-	$-	6,214,884	$6,215	$69,582,912	$383,837	$(67,401,070)	(33,840)	$(57,847)	$2,514,047

See accompanying notes to consolidated financial statements

PAID, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020

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

PaidPayments provides commerce solutions to small - and medium-sized businesses by enabling them to sell their goods and services, accept payment, and create repeat sales though an online payment processing solution. The Company has operated as a Payment Facilitator since 2019, which enables our merchants to get the benefit of instant boarding and discounted rates. Our platform provides all aspects required for payment processing, including merchant boarding, underwriting, fraud monitoring, settlement, funding to the sub-merchant, and monthly reporting and statements. The Company controls all of these necessary aspects in the payment process and is then able to supply a one-step boarding process for our partners and value-added resellers. This capability also provides cost advantages, rapid response to market needs, simplified processes for boarding business and a seamless interface for our merchant customers.

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

Going Concern and Management's Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generally incurred losses, although it has taken significant steps to reduce them. For the six months ended June 30, 2020, the Company reported a net loss of $7,833. The Company has an accumulated deficit of $67,401,070 and has a working capital deficit of $194,929 as of June 30, 2020. These factors raise doubt about the Company’s ability to continue as a going concern.

Management believes that the continued growth of the new PAID platform of services in addition to the continued profitability of ShipTime’s services will return a valuable impact on the Company’s success in the near future. The ongoing positive cash flows and net income from operations are a significant indicator of our successful transition to the new shipping services. In addition to the existing services provided, ShipTime will launch products in the United States that are complementary to the current offerings.

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

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at June 30, 2020 and December 31, 2019. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 93% and 94% of its revenues from Canada and 7% and 6% from the U.S. during the three and six months ended June 30, 2020, respectively, compared to 96% from Canada and 4% from the U.S. during the three and six months ended June 30, 2019.

At June 30, 2020, the Company maintained 100% of its property and equipment net of accumulated depreciation in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three and six months ended June 30, 2020 and 2019. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenue principally from fees for coordinating shipping services, sales of shipping calculator subscriptions, brewery management software subscriptions, merchant processing services and client services.

Nature of Goods and Services

For label generation service revenues, the Company recognizes revenue when a customer has successfully prepared a shipping label and scheduled a pickup. Customers with pickups after the end of the reporting period are recorded as contract liabilities on the condensed consolidated balance sheets. The service is offered to consumers via an online registration and allows users to create a shipping label using a credit card on their account (all customers must have a valid credit card on file to process shipments on the ShipTime platform).

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

For payment processing services, the Company recognizes revenue based on daily transactions by our partners and merchants. Customers process credit card payments for sales and remit fees based on the number of transactions and percent of the processed amounts. The merchant bank deposits the funds to the customer net of fees. The remainder of the fees withheld is disbursed to the Company on a daily basis, net of interchange and other transactional charges.

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

Customers of PaidPayments receive a merchant identification number which allows them to process credit card transactions. Once the transaction is approved, the funds are disbursed in an overnight feed and the Company has met its performance obligation.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $183,934 and $131,561 as of June 30, 2020 and December 31, 2019, respectively. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $6,890 and $5,338 at June 30, 2020 and December 31, 2019, respectively. During the three and six months ended June 30, 2020, the Company recognized revenues of $0 and $5,338, respectively related to contract liabilities outstanding at the beginning of the year.

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

For the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019, there were approximately 0 and 50,000, and 46,000 and 51,000, respectively, dilutive shares that were excluded from the diluted earnings (loss) per share as their effect would have been antidilutive for the periods then ended.

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

The following is a reconciliation of the numerators and denominators of the basic earnings (loss) per common share and diluted earnings (loss) per common share computation for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Numerator:
Net income (loss) available to common shareholders	$105,409	$(71,168)
Denominator:
Basic weighted-average shares outstanding	5,977,878	1,614,817
Effect of Diluted securities	45,303	-
Diluted weighted-average shares outstanding	6,023,181	1,614,817
Basic earnings (loss) per common share	$0.02	$(0.04)
Diluted earnings (loss) per common share	$0.02	$(0.04)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Numerator:
Net income (loss) available to common shareholders	(36,365)	(326,125)
Denominator:
Basic weighted-average shares outstanding	4,612,563	1,614,817
Effect of Diluted securities	-	-
Diluted weighted-average shares outstanding	4,612,562	1,614,817
Basic earnings (loss) per common share	(0.01)	(0.20)
Diluted earnings (loss) per common share	(0.01)	(0.20)

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s five reportable segments are managed separately based on fundamental differences in their operations. At June 30, 2020, the Company operated in the following five reportable segments:

a.	Client services;
b.	Shipping calculator services;
c.	Brewery management software;
d.	Merchant processing services; and
e.	Shipping coordination and label generation services

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision maker is the interim Chief Executive Officer/Chief Financial Officer.

The following table compares total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Client services	$1,306	$13,076	$1,405	$16,118
Shipping calculator services	7,471	41,235	15,793	75,964
Brewery management software	30,707	51,218	67,813	107,287
Merchant processing services	180,389	-	273,299	-
Shipping coordination and label generation services	2,998,999	2,609,968	5,535,884	4,805,148
Total revenues	$3,218,872	$2,715,497	$5,894,194	$5,004,517

The following table compares total income (loss) from operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Client services	$1,001	$9,836	$1,100	$12,190
Shipping calculator services	(139,026)	(49,283)	(237,683)	(201,868)
Brewery management software	22,897	13,191	18,015	33,798
Merchant processing services	12,433	-	48,929	-
Shipping coordination and label generation services	194,909	(1,098)	149,111	(82,096)
Total income (loss) from operations	$92,214	$(27,354)	$(20,528)	$(237,976)

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” to identify, evaluate, and improve areas of GAAP for which costs and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments for ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. An entity that elects to early adopt must adopt all the amendments in the same period. The Company is currently evaluating the impact of ASU 2019-12 and does not expect the adoption of this guidance to have a material impact on its consolidated financial position or results of operations.

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2020 (unaudited)	December 31, 2019
Payroll and related costs	$41,137	$1,797
Professional and consulting fees	1,613	960
Royalties	47,803	47,803
Accrued cost of revenues	218,517	114,455
Sales tax	31,902	31,902
Other	10,264	10,869
Total	$351,236	$207,786

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

In addition, the Company has various other intangibles from past business combinations.

At June 30, 2020 and December 31, 2019, intangible assets consisted of the following:

	June 30, 2020	December 31, 2019
Patents	$16,000	$16,000
Software	83,750	83,750
Trade name	786,809	826,098
Technology	502,491	527,583
Client list / relationship	4,630,543	4,851,093
Accumulated amortization	(2,389,478)	(2,255,952)
	$3,630,115	$4,048,572

Amortization expense of intangible assets for the three months ended June 30, 2020 and 2019 was $110,893 and $110,418, respectively, and for the six months ended June 30, 2020 and 2019 amortization expense was $225,436 and $230,545, respectively.

Note 4. Commitments and Contingencies

Notes Payable

In August 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note was an interest-free, six-month note for CAD $122,400 with payment terms of six equal installments of CAD $20,400. This note was paid in full in the first quarter of 2019.

Stock Price Guarantee

In connection with one of the Company’s advance royalties with a client, the Company guaranteed that shares of its common stock issued as royalties would sell for at least $60.00 per share.  If the shares were not at the required $60.00 per share when they were sold, the Company had the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  The change in fair value of the guarantee was ($4,329) for the six months ended June 30, 2019. The Company would have disputed this obligation if demanded by the client; further, pursuing any action by the client was required to be commenced within six years of the time of the original issuance and the Company believes the time for pursuing an action expired in 2019. As a result of the expiration, the Company eliminated this obligation from its consolidated balance sheet and recorded $880,553 in other income during the year ended December 31, 2019.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of June 30, 2020, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock holders have no voting or conversion rights. The Series A Preferred Stock also carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. For the six month periods ended June 30, 2020 and 2019, the estimated portion of the annual coupon is $28,532 and $90,892, respectively. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. In April 2019, the Company paid the annual coupon in cash for the year ended December 31, 2017. The Company paid the 2018 and 2019 coupon payments totaling $358,638 in 126,727 preferred shares and a cash payment of $26,252 for the 2020 coupon payment through March of 2020. During 2019, the Board of Directors satisfied 2018 accrued Executive Compensation by means of issuance of 653,866 preferred shares valued at $83,221. During the six months ended June 30, 2020, all 4,565,305 shares of Series A Preferred Stock were exchanged for common stock (see below). As of June 30, 2020, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime amended its rights to exchange one share of ShipTime stock from 45 PAID common shares and 311 PAID Series A Preferred Stock to 356 PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholders the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, as a result of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. In total, the Company has reserved for future issuance of 2,391,608 shares of PAID common stock with respect to the remaining 6,718 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of June 30, 2020 for financial reporting purposes.

Share-based Incentive Plans

The Company has a 2018 Stock Option Plan which reserves 450,000 non-qualified stock options to be granted to employees. The Company has three additional stock option plans that include both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The Company granted 15,000 stock options to one employee during the quarter ended March 31, 2019. The options have a vesting period of one-third immediately, one-third in 18 months, and one-third in 36 months from the date of the grant, they expire if not exercised within ten years from grant date, and the exercise price is $2.92 per share. The Company granted 1,245 stock options to one employee during the quarter ended June 30, 2019. The options have a vesting period of one-third immediately, one-third in 18 months, and one-third in 36 months from the date of the grant, they expire if not exercised within ten years from grant date, and the exercise price is $3.50 per share. During the second quarter of 2019, the Company recorded a reversal of unvested stock option expense for the termination of a non-employee consultant’s 25,000 stock options totaling $44,167 and $43,067 of stock compensation expense related to the vesting of applicable options granted in 2019 and prior years. The Company granted 119,775 stock options to three directors and four employees during the third quarter of 2019. There were 77,275 stock options granted to the directors and one employee that vested immediately, the remaining three employees received 42,500 stock options with a vesting period of one-third immediately, one-third in 18 months, and one-third in 36 months from the date of the grant. All stock options granted in the third quarter of 2019 expire if not exercised within ten years from grant date, and the exercise price ranges from $2.96 to $3.00 per share. During the second quarter of 2020, the Company reversed $7,469 unvested stock option expenses for the termination of one employee.

For the three and six month period ended June 30, 2020, the Company recorded $10,247 and $24,538 respectively, of share-based compensation expense related to the vesting of applicable options granted in 2019 and prior years in addition to the reversal of unvested stock option expense for the termination of one employee totaling $7,469 and three employees totaling $42,549, respectively.

Note 6. Leases

We have an operating lease for our corporate offices in Canada and finance leases for furniture and equipment. Our leases have remaining lease terms of four months to thirty-eight months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

The components of lease expense were as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Operating lease cost	$9,028	$5,653

Finance lease cost:
Amortization of leased assets	$2,637	$2,670
Interest on lease liabilities	215	431
Total finance lease cost	$2,852	$3,101

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating lease cost	$18,735	$11,306

Finance lease cost:
Amortization of leased assets	$5,065	$5,253
Interest on lease liabilities	496	932
Total finance lease cost	$5,561	$6,185

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$19,447	$10,954
Operating cash flows from finance leases	$496	$932
Financing cash flows from finance leases	$4,616	$4,281

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance leases	$-	$-

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$101,936	$121,440
Current portion of operating lease obligations	$30,138	$30,255
Operating lease obligations, net of current portion	73,717	93,642
Total operating lease liabilities	$103,855	$123,897

Finance leases:
Property and equipment, at cost	$50,653	$53,183
Accumulated depreciation	(40,522)	(37,227)
Property and equipment, net	$10,131	$15,956

Current portion of finance lease obligations	$7,517	$9,951
Finance lease obligations, net of current portion	-	2,797
Total finance lease liabilities	$7,517	$12,748

	June 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term
Operating lease	3.1 years	3.6 years
Finance leases	0.6 years	1.3 years

Weighted Average Discount Rate
Operating lease	9.0%	9.0%
Finance leases	9.7%	9.7%

Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019

A summary of future minimum payments under non-cancellable operating lease commitment as of June 30, 2020 is as follows:

Years ending December 31,	Total
2020 (remaining months)	19,414
2021	38,829
2022	38,829
2023	24,012
Total lease liabilities	$121,084
Less amount representing interest	(17,229)
Total	103,855
Less current portion	(30,138)
$73,717

The following is a schedule of minimum future rentals on the non-cancelable finance leases as of June 30, 2020:

Year ending December 31,	Total
2020 (remaining months)	5,112
2021	2,733
Total minimum payments required:	7,845
Less amount representing interest:	(328)
Present value of net minimum lease payments:	7,517
Less current portion	(7,517)
$-

 Note 7. Subsequent Events

On August 14, 2020, the Board of Directors approved an amendment to ShipTime’s December 30, 2016 Warrant Agreement with an entity controlled by the Company’s Interim CEO/CFO to reprice the outstanding warrants. The modification of the warrant will result in a charge to the Company’s share-based compensation expense of approximately $320,000 which will be recorded in the three-month period ended September 30, 2020.

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

PaidPayments provides commerce solutions small - and medium-sized businesses by enabling them to sell their goods and services, accept payment, and create repeat sales though an online payment processing solution. The Company has operated as a Payment Facilitator since 2019, which enables our merchants to get the benefit of instant boarding and discounted rates. Our platform provides all aspects required for payment processing, including merchant boarding, underwriting, fraud monitoring, settlement, funding to the sub-merchant, and monthly reporting and statements. Paid controls all of these necessary aspects in the payment process and is then able to supply a one-step boarding process for our partners and value-added resellers. This capability also provides cost advantages, rapid response to market needs, simplified processes for boarding business and a seamless interface for our merchant customers.

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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019.

The following discussion compares the Company's results of operations for the three months ended June 30, 2020 with those for the three months ended June 30, 2019. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended June 30,
	2020	2019	% Change
Client services	$1,306	$13,076	(90)%
Brewery management software	30,707	51,218	(40)%
Shipping coordination and label generation services	2,998,999	2,609,968	15%
Merchant processing services	180,389	-	100%
Shipping calculator services	7,471	41,235	(82)%
Total revenues	$3,218,872	$2,715,497	19%

Revenues increased 19% in the second quarter primarily from the growth of our shipping coordination and label generation services and the addition of the merchant processing services new segment.

Client service revenues decreased $11,770 or 90% to $1,306 in the second quarter of 2020 compared to $13,076 in 2019. This decrease is a result of the absence of movie posters auctions held during the second quarter.

Brewery management software revenues decreased $20,511 to $30,707 in 2020 from $51,218 in 2019. The decrease in revenues is due to cancellations of several clients and an increase in competition.

Shipping coordination and label generation service revenues increased $389,031 or 15% to $2,998,999 in the second quarter of 2020 compared to $2,609,968 in 2019. The increase is attributable to the shift in online shipping as a result of the impact of the COVID-19 virus in addition to the change in pricing to retain customers in a competitive environment.

Shipping calculator services revenue decreased $33,764 or 82% to $7,471 in the second quarter of 2020 compared to $41,235 in 2019.  The decrease was primarily due to the retirement of a portion of the legacy software sold by this segment of the business.

Gross Profit

Gross profit decreased $4,262 or 1% in the second quarter of 2020 to $735,117 compared to $739,379 in 2019. Gross margin decreased to 23% for the second quarter of 2020 compared to 27% in the second quarter of 2019. The decrease in both gross margin and gross profit is a result of price reductions of our shipping label generation services in order to remain competitive in the market.

Operating Expenses

Total operating expenses in the second quarter 2020 were $642,903 compared to $766,733 in the second quarter of 2019, a decrease of $123,830 or 16%. The decrease is primarily due to the reduction in personnel and the decreased travel related expenses as a result of COVID-19.

Other Income/Expense, net

Net other income in the second quarter of 2020 was $13,195 compared to $4,567 in the same period of 2019, a change of $8,628. This change is primarily a result of a one-time recoupment of bad debt that had been previously written off.

Net Income (Loss)

The Company realized a net income in the second quarter of 2020 of $105,409 compared to a net loss of ($23,247) for the same period in 2019. The net income (loss) available to common shareholders for the second quarter of 2020 and 2019 was $0.02 and ($0.04) per share, respectively.

Comparison of the six months ended June 30, 2020 and 2019.

The following discussion compares the Company's results of operations for the six months ended June 30, 2020 with those for the six months ended June 30, 2019. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Six months Ended June 30,
	2020	2019	% Change
Client services	$1,405	$16,118	(91)%
Brewery management software	67,813	107,287	(37)%
Shipping coordination and label generation services	5,535,884	4,805,148	15%
Merchant processing services	273,299	-	100%
Shipping calculator services	15,793	75,964	(79)%
Total revenues	$5,894,194	$5,004,517	18%

Revenues increased 18% in the first two quarters primarily from the growth of our shipping coordination and label generation services and the addition of the merchant processing services new segment.

Client service revenues decreased $14,713 or 91% to $1,405 in the first two quarters of 2020 compared to $16,118 in 2019. This decrease is a result of the absence of movie posters auctions held during this period.

Brewery management software revenues decreased $39,474 to $67,813 in the first two quarters of 2020 from $107,287 in the same period of 2019. The decrease in revenues is due to cancellations of several clients and an increase in competition.

Shipping coordination and label generation service revenues increased $730,736 or 15% to $5,535,884 in the second two quarters of 2020 compared to $4,805,148 in 2019. The increase is attributable to the shift in online shipping as a result of the impact of the COVID-19 virus.

Shipping calculator services revenue decreased $60,171 or 79% to $15,793 in the first two quarters of 2020 compared to $75,964 in the same period of 2019.  The decrease was due to the retirement of a portion of the legacy software sold by this segment of the business.

Gross Profit

Gross profit increased $57,782 or 4% in the first two quarters of 2020 to $1,386,263 compared to $1,328,481 in 2019. Gross margin decreased to 24% for the first two quarters of 2020 compared to 27% during the same period of 2020. The growth in gross profit is a result of the increased revenue due to the shift of online shipping as a result of the COVID-19 virus.

Operating Expenses

Total operating expenses in the first two quarters of 2020 were $1,406,791 compared to $1,566,457 in the same period of 2019, a decrease of $159,666 or 10%. The decrease is primarily due to the declining need for consulting services in addition to the reduced general and administrative expenses as a result of the temporary office closure and travel ban as it relates to the COVID-19 virus.

Other Income/Expense, net

Net other income in the first two quarters of 2020 was $13,195 compared to $3,703 in the same period of 2019, a change of $9,492. This is primarily attributable to the stock price guarantee in addition to the recoupment of a bad debt that was previously written off.

Net Income (Loss)

The Company realized a net loss in the first two quarters of 2020 of ($7,833) compared to a net loss of ($235,233) for the same period in 2019. The net income (loss) available to common shareholders for the second two quarters of 2020 and 2019 was ($0.01) and ($0.20) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents provided by operating activities for the six months ended June 30, 2020 and 2019 is as follows:

	2020	2019
Net loss	$(7,833)	$(235,233)
Depreciation and amortization	240,939	246,207
Amortization of operating lease right-of-use assets	13,702	7,553
Share-based compensation	(18,011)	57,740
Provision for bad debts	20,125	-
Unrealized loss (gain) on stock price guarantee	-	4,329
Gain on sale of property and equipment	(733)	-
Changes in assets and liabilities	253,036	61,725
Net cash provided by operating activities	$501,225	$142,321

Working Capital and Liquidity

The Company had cash and cash equivalents of $930,460 at June 30, 2020, compared to $475,881 at December 31, 2019. The Company had a negative working capital of $194,929 at June 30 2020, an improvement of $202,962 compared to $397,891 at December 31, 2019. The decrease in working capital deficit is attributable to the 18% growth of the Company’s revenues for 2020. The increase in cash and cash equivalents is due to the additional growth of the business along with the savings related to decreased consulting and travel.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Interim Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Interim Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2020, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of June 30, 2020, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.     RISK FACTORS

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. The Company has reviewed the impact of COVID-19 during the last three months and has reported a positive effect on Company’s financial condition, liquidity, results of operations, and cash flows.  At this time, it is not possible to determine the length of time the Company will benefit from the overall impact of COVID-19. However it could have a material effect on the growth of the Company in the future. The Company continues to monitor the health and wellbeing of its employees across the US and Canada.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the six months ended June 30, 2020.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

31.1
CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.1
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

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: August 14, 2020		W. Austin Lewis, IV, Interim CEO, Chief Financial Officer

LIST OF EXHIBITS

31.1
CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.1
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