Form 10-Q
period 2020-09-30
PAID INC
filed 2020-11-13
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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
Yes ☐     No ☒

As of November 13, 2020, the issuer had outstanding 6,455,164 shares of its Common Stock.

PAID, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAID, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,317,374	$475,881
Accounts receivable, net	196,160	131,561
Prepaid expenses and other current assets	138,114	124,257
Total current assets	1,651,648	731,699

Property and equipment, net	63,533	89,707
Other intangible assets, net	3,593,580	4,048,572
Operating lease right-of-use assets	96,891	121,440
Total assets	$5,405,652	$4,991,418

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,103,937	$876,260
Finance leases - current portion	5,230	9,951
Accrued expenses	334,246	207,786
Contract liabilities	9,472	5,338
Operating lease obligations – current portion	31,492	30,255
Total current liabilities	1,484,377	1,129,590
Long term liabilities:
Finance leases - net of current portion	-	2,797
Operating lease obligations – net of current portion	67,077	93,642
Deferred tax liability, net	1,041,438	1,070,189
Total liabilities	2,592,892	2,296,218
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; none and 4,438,578 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively; liquidation value of $0 and $13,808,610 at September 30, 2020 and December 31, 2019, respectively	-	4,439
Common stock, $0.001 par value, 25,000,000 shares authorized; 6,489,004 shares issued and 6,455,164 shares outstanding at September 30, 2020, 1,648,657 shares issued and 1,614,817 outstanding at December 31, 2019	6,489	1,649
Additional paid-in capital	69,947,414	69,242,412
Accumulated other comprehensive income	441,496	512,894
Accumulated deficit	(67,524,792)	(67,008,347)
Common stock in treasury, at cost; 33,840 shares at September 30, 2020 and December 31, 2019	(57,847)	(57,847)
Total shareholders' equity	2,812,760	2,695,200

Total liabilities and shareholders' equity	$5,405,652	$4,991,418

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues, net	$3,409,316	$2,726,433	$9,303,510	$7,730,950
Cost of revenues	2,548,833	1,973,499	7,056,764	5,649,535
Gross profit	860,483	752,934	2,246,746	2,081,415

Operating expenses:
Salaries and related	360,702	381,585	1,109,922	1,042,459
General and administrative	178,930	261,993	629,076	879,291
Share-based compensation	329,140	303,958	311,129	361,698
Amortization of other intangible assets	115,439	116,401	340,875	346,946
Total operating expenses	984,211	1,063,937	2,391,002	2,630,394
Loss from operations	(123,728)	(311,003)	(144,256)	(548,979)

Other income:
Other income, net	6	884,620	13,201	892,652
Unrealized gain on stock price guarantee	-	8,017	-	3,688
Total other income, net	6	892,637	13,201	896,340

Income (loss) before provision for income taxes	(123,722)	581,634	(131,055)	347,361
Provision for income taxes	-	-	500	960
Net income (loss)	(123,722)	581,634	(131,555)	346,401
Preferred dividends	-	(50,395)	(28,532)	(141,287)
Net income (loss) available to common shareholders	$(123,722)	$531,239	$(160,087)	$205,114

Net income (loss) per share – basic	$(0.02)	$0.33	$(0.03)	$0.13
Weighted average number of common shares outstanding - basic	6,181,044	1,614,817	5,139,206	1,614,817
Net income (loss) per share – diluted	$(0.02)	$0.32	$(0.03)	$0.12
Weighted average number of common shares outstanding - diluted	6,181,044	1,671,693	5,139,206	1,667,566
Condensed consolidated statements of comprehensive income (loss)
Net income (loss)	$(123,722)	$581,634	$(131,555)	$346,401
Other comprehensive income (loss):
Foreign currency translation adjustments	57,659	(24,925)	(71,398)	98,453
Comprehensive income (loss)	$(66,063)	$556,709	$(202,953)	$444,854

        See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(131,555)	$346,401
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	364,273	368,183
Amortization of operating lease right-of-use assets	20,957	16,020
Provision for bad debts	20,125	-
Share-based compensation	311,129	361,698
Gain on sale of property and equipment	(739)	-
Unrealized loss on stock price guarantee	-	(3,688)
Other income from stock price guarantee	-	(880,553)
Changes in assets and liabilities:
Accounts receivable	(87,361)	(44,051)
Prepaid expenses and other current assets	(17,686)	24,381
Accounts payable	246,405	146,778
Accrued expenses	127,860	(192,901)
Contract liabilities	4,211	(46,382)
Operating lease obligations	(21,660)	(13,266)
Net cash provided by operating activities	835,959	82,620

Cash flows from investing activities:
Purchase of property and equipment	-	(16,077)
Proceeds from sale of property and equipment	739	-
Net cash provided by (used in) investing activities	739	(16,077)

Cash flows from financing activities:
Payments on finance leases	(7,065)	(6,523)
Payments on notes payable	-	(15,346)
Proceeds from warrant exercise	35,636	-
Payments of preferred dividends	(26,252)	(163,236)
Net cash provided by (used in) financing activities	2,319	(185,105)
Effect of exchange rate changes on cash and cash equivalents	2,476	11,432

Net change in cash and cash equivalents	841,493	(107,130)

Cash and cash equivalents, beginning of period	475,881	632,331
Cash and cash equivalents, end of period	$1,317,374	$525,201

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$500	$500
Interest	$496	$932
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of preferred shares in settlement of accrued expenses	$-	$83,221
Issuance of preferred shares in settlement of dividends	$358,638	$-
Operating lease liabilities from obtaining lease right-of-use assets	$-	$55,600

See accompanying notes to condensed consolidated financial statements

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 (Unaudited)

					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2019	3,784,712	$3,785	1,648,657	$1,649	$68,751,871	$344,182	$(67,127,122)	(33,840)	$(57,847)	$1,916,518
Foreign currency translation adjustment	-	-	-	-	-	73,145	-	-	-	73,145
Share-based compensation expense	-	-	-	-	58,840	-	-	-	-	58,840
Net loss	-	-	-	-	-	-	(211,986)	-	-	(211,986)
Balance, March 31, 2019	3,784,712	3,785	1,648,657	1,649	68,810,711	417,327	(67,339,108)	(33,840)	(57,847)	1,836,517
Foreign currency translation adjustment	-	-	-	-	-	50,233	-	-	-	50,233
Share-based compensation expense	-	-	-	-	(1,100)	-	-	-	-	(1,100)
Preferred shares issued as compensation	653,866	654	-	-	82,567	-	-	-	-	83,221
Preferred dividend paid	-	-	-	-	-	-	(163,236)			(163,236)
Net loss	-	-	-	-	-	-	(23,247)	-	-	(23,247)
Balance, June 30, 2019	4,438,578	4,439	1,648,657	1,649	68,892,178	467,560	(67,525,591)	(33,840)	(57,847)	1,782,388
Foreign currency translation adjustment	-	-	-	-	-	(24,925)	-	-	-	(24,925)
Share-based compensation expense	-	-	-	-	303,958	-	-	-	-	303,958
Net income	-	-	-	-	-	-	581,634	-	-	581,634
Balance, September 30, 2019	4,438,578	$4,439	1,648,657	$1,649	$69,196,136	$442,635	$(66,943,957)	(33,840)	$(57,847)	$2,643,055

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(Unaudited)

					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2020	4,438,578	$4,439	1,648,657	$1,649	$69,242,412	$512,894	$(67,008,347)	(33,840)	$(57,847)	$2,695,200

Foreign currency translation adjustment	-	-	-	-	-	(235,181)	-	-	-	(235,181)
Share-based compensation expense	-	-	-	-	(20,789)	-	-	-	-	(20,789)
Preferred dividends paid in shares	126,727	127	-	-	358,511	-	(358,638)	-	-	-
Exchange of Preferred to Common	(4,125,500)	(4,126)	4,126,422	4,126	-	-	-	-	-	-
Preferred dividends paid	-	-	-	-	-	-	(26,252)	-	-	(26,252)
Net loss	-	-	-	-	-	-	(113,242)	-	-	(113,242)
Balance, March 31, 2020	439,805	440	5,775,079	5,775	69,580,134	277,713	(67,506,479)	(33,840)	(57,847)	2,299,736
Foreign currency translation adjustment	-	-	-	-	-	106,124	-	-	-	106,124
Share-based compensation expense	-	-	-	-	2,778	-	-	-	-	2,778
Exchange of Preferred to Common	(439,805)	(440)	439,805	440	-	-	-	-	-	-
Net income	-	-	-	-	-	-	105,409	-	-	105,409
Balance, June 30, 2020	-	-	6,214,884	6,215	69,582,912	383,837	(67,401,070)	(33,840)	(57,847)	2,514,047
Foreign currency translation adjustment	-	-	-	-	-	57,659	-	-	-	57,659
Share-based compensation expense	-	-	-	-	10,247		-	-	-	10,247
Warrant exercise	-	-	274,120	274	35,362	-	-	-	-	35,636
Warrant reprice	-	-	-		318,893	-	-	-	-	318,893
Net loss	-	-	-	-	-	-	(123,722)	-	-	(123,722)
Balance, September 30, 2020	-	$-	6,489,004	$6,489	$69,947,414	$441,496	$(67,524,792)	(33,840)	$(57,847)	$2,812,760

See accompanying notes to consolidated financial statements

PAID, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020

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

PaidPayments provides commerce solutions to small- and medium-sized businesses by enabling them to sell their goods and services, accept payment, and create repeat sales though an online payment processing solution. The Company has operated as a Payment Facilitator since 2019, which enables our merchants to get the benefit of instant boarding and discounted rates. Our platform provides all aspects required for payment processing, including merchant boarding, underwriting, fraud monitoring, settlement, funding to the sub-merchant, and monthly reporting and statements. The Company controls all of these necessary aspects in the payment process and is then able to supply a one-step boarding process for our partners and value-added resellers. This capability also provides cost advantages, rapid response to market needs, simplified processes for boarding business and a seamless interface for our merchant customers.

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

Going Concern and Management's Plan

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generally incurred losses, although it has taken significant steps to reduce them. For the nine months ended September 30, 2020, the Company reported a net loss of $131,555. The Company also has an accumulated deficit of $67,524,792 as of September 30, 2020. These factors raise doubt about the Company’s ability to continue as a going concern.

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

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at September 30, 2020 and December 31, 2019. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 96% of its revenues from Canada and 4% from the U.S. during the three months ended September 30, 2020 compared to 97% from Canada and 3% from the U.S. during the three months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, the Company derived approximately 95% of its revenues from Canada and 5% from the U.S. compared to 95% from Canada and 5% from the U.S. during the same period of 2019.

At September 30, 2020, the Company maintained 100% of its property and equipment net of accumulated depreciation in Canada.

Right-of-Use Assets

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three and nine months ended September 30, 2020 and 2019. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $196,160 and $131,561 as of September 30, 2020 and December 31, 2019, respectively. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $9,472 and $5,338 at September 30, 2020 and December 31, 2019, respectively. During the three and nine months ended September 30, 2020, the Company recognized revenues of $0 and $5,338, respectively, related to contract liabilities outstanding at the beginning of the year.

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

For the three and nine months ended September 30, 2020, there were approximately 35,000 and 34,000, respectively, of potentially dilutive shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive. For the three and nine months ended September 30, 2019, there were approximately 57,000 and 53,000, respectively, of dilutive shares that were included in the diluted earnings per share calculation.

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

The following is a reconciliation of the numerators and denominators of the basic earnings (loss) per common share and diluted earnings (loss) per common share computation for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Numerator:
Net income (loss) available to common shareholders	$(123,722)	$531,239
Denominator:
Basic weighted-average shares outstanding	6,181,044	1,614,817
Effect of dilutive securities	-	56,876
Diluted weighted-average shares outstanding	6,181,044	1,671,693
Basic earnings (loss) per common share	$(0.02)	$0.33
Diluted earnings (loss) per common share	$(0.02)	$0.32

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Numerator:
Net income (loss) available to common shareholders	$(160,087)	$205,114
Denominator:
Basic weighted-average shares outstanding	5,139,206	1,614,817
Effect of dilutive securities	-	52,749
Diluted weighted-average shares outstanding	5,139,206	1,667,566
Basic earnings (loss) per common share	$(0.03)	$0.13
Diluted earnings (loss) per common share	$(0.03)	$0.12

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s five reportable segments are managed separately based on fundamental differences in their operations. At September 30, 2020, the Company operated in the following five reportable segments:

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

The following table compares total revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Client services	$1,878	$1,073	$3,283	$17,191
Shipping calculator services	6,321	41,923	22,114	117,887
Brewery management software	25,600	49,107	93,413	156,394
Merchant processing services	105,713	-	379,012	-
Shipping coordination and label generation services	3,269,804	2,634,330	8,805,688	7,439,478
Total revenues	$3,409,316	$2,726,433	$9,303,510	$7,730,950

The following table compares total loss from operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Client services	$1,417	$844	$2,517	$13,334
Shipping calculator services	(448,957)	(359,647)	(686,640)	(561,515)
Brewery management software	17,830	19,231	35,845	53,029
Merchant processing services	37,548	-	86,477	-
Shipping coordination and label generation services	268,434	28,569	417,545	(53,527)
Total loss from operations	$(123,728)	$(311,003)	$(144,256)	$(548,979)

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and has determine that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other that as disclosed herein.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments”, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The Company’s adoption of ASU 2016-13 had no impact on its consolidated financial position, results of operations, cash flows, or disclosures.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The Company’s adoption of ASU 2018-13 had no impact on its consolidated financial position, results of operations, cash flows, or disclosures.

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

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2020 (unaudited)	December 31, 2019
Payroll and related costs	$849	$1,797
Professional and consulting fees	1,989	960
Royalties	47,803	47,803
Accrued cost of revenues	241,667	114,455
Sales tax	31,902	31,902
Other	10,036	10,869
Total	$334,246	$207,786

Note 3. Intangible Assets

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

In addition, the Company has various other intangibles from past business combinations.

At September 30, 2020 and December 31, 2019, intangible assets consisted of the following:

	September 30, 2020 (unaudited)	December 31, 2019
Patents	$16,000	$16,000
Software	83,750	83,750
Trade name	803,904	826,098
Technology	513,409	527,583
Client list / relationship	4,726,509	4,851,093
Accumulated amortization	(2,549,992)	(2,255,952)
	$3,593,580	$4,048,572

Amortization expense of intangible assets for the three months ended September 30, 2020 and 2019 was $115,439 and $116,401, respectively, and for the nine months ended September 30, 2020 and 2019, amortization expense was $340,875 and $346,946, respectively.

Note 4. Commitments and Contingencies

Notes Payable

In August 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note was an interest-free, six-month note for CAD $122,400 with payment terms of six equal installments of CAD $20,400. This note was paid in full in the first quarter of 2019.

Stock Price Guarantee

In connection with one of the Company’s advance royalties with a client, the Company guaranteed that shares of its common stock issued as royalties would sell for at least $60.00 per share.  If the shares were not at the required $60.00 per share when they were sold, the Company had the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  The change in fair value of the guarantee was $3,688 for the nine months ended September 30, 2019. The Company would have disputed this obligation if demanded by the client; further, pursuing any action by the client was required to be commenced within six years of the time of the original issuance and the Company believes the time for pursuing an action expired in 2019. As a result of the expiration, the Company eliminated this obligation from its consolidated balance sheet and recorded $880,553 in other income during the year ended December 31, 2019.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation. As of September 30, 2020, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies and is generally tied to the life of the agreements. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

Note 5. Shareholders’ Equity

Preferred Stock

The Company’s amended Certificate of Incorporation authorizes the issuance of 20,000,000 shares of blank-check preferred stock at $0.001 par value. The Board of Directors will be authorized to fix the designations, rights, preferences, powers and limitations of each series of the preferred stock.

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock holders have no voting or conversion rights. The Series A Preferred Stock also carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately proceeding the coupon payment date which is made annually. For the nine month periods ended September 30, 2020 and 2019, the portion of the annual coupon is $28,532 and $141,287, respectively. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. In April 2019, the Company paid the annual coupon in cash for the year ended December 31, 2017. The Company paid the 2018 and 2019 coupon payments totaling $358,638 in 126,727 preferred shares and a cash payment of $26,252 for the 2020 coupon payment through March of 2020. During 2019, the Board of Directors satisfied 2018 accrued Executive Compensation by means of issuance of 653,866 preferred shares valued at $83,221. During the nine months ended September 30, 2020, all 4,565,305 shares of Series A Preferred Stock were exchanged for common stock (see below). As of September 30, 2020, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime amended its rights to exchange one share of ShipTime stock from 45 PAID common shares and 311 PAID Series A Preferred Stock to 356 PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholders the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, as a result of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. During the third quarter of 2020, two shareholders sold 500 ShipTime exchangeable shares which were subsequently exchanged for 178,000 common shares. In total, the Company has reserved for future issuance of 2,213,608 shares of PAID common stock with respect to the remaining 6,218 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of September 30, 2020 for financial reporting purposes.

On September 30, 2020, the Company issued 274,120 shares of the Company’s common stock as a result of the exercise of an investor warrant for 770 ShipTime exchangeable shares. The Company received gross proceeds of $35,636 and issued 274,120 shares of the Company’s common stock with an exercise price of $0.13 per share in connection with the warrant exercise.

Share-based Incentive Plans

The Company has a 2018 Stock Option Plan which reserved 450,000 non-qualified stock options to be granted to employees. In November 2020, the board approved an increase to this plan up to 900,000 non-qualified stock options. The Company has three additional stock option plans that include both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The Company granted 15,000 stock options to one employee during the quarter ended March 31, 2019. The options have a vesting period of one-third immediately, one-third in 18 months, and one-third in 36 months from the date of the grant, they expire if not exercised within ten years from grant date, and the exercise price is $2.92 per share. The Company granted 1,245 stock options to one employee during the quarter ended September 30, 2019. The options have a vesting period of one-third immediately, one-third in 18 months, and one-third in 36 months from the date of the grant, they expire if not exercised within ten years from grant date, and the exercise price is $3.50 per share. During the second quarter of 2019, the Company recorded a reversal of unvested stock option expense for the termination of a non-employee consultant’s 25,000 stock options totaling $44,167 and $43,067 of stock compensation expense related to the vesting of applicable options granted in 2019 and prior years. The Company granted 119,775 stock options to three directors and four employees during the third quarter of 2019. There were 77,275 stock options granted to the directors and one employee that vested immediately, the remaining three employees received 42,500 stock options with a vesting period of one-third immediately, one-third in 18 months, and one-third in 36 months from the date of the grant. All stock options granted in the third quarter of 2019 expire if not exercised within ten years from grant date, and the exercise price ranges from $2.96 to $3.00 per share. During the second quarter of 2020, the Company reversed $7,469 unvested stock option expenses for the termination of one employee.

For the three and nine month periods ended September 30, 2020, the Company recorded $329,140 and $311,129, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2019 and prior years and the repricing of 770 warrants in the third quarter of 2020. Share-based compensation expense for the nine months ended September 30, 2020 included the reversal of unvested stock option expense of $42,549 for the termination of several employees.

On August 14, 2020, the Board of Directors approved an amendment to ShipTime’s December 30, 2016 Warrant Agreement with an entity controlled by the Company’s Interim CEO/CFO to reprice the outstanding warrants. The modification of the warrant resulted in a charge to the Company’s share-based compensation expense of $318,893.

Note 6. Leases

We have an operating lease for our corporate offices in Canada and finance leases for furniture and equipment. Our leases have remaining lease terms of one month to thirty-five months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

The components of lease expense were as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Operating lease cost	$9,612	$12,091

Finance lease cost:
Amortization of leased assets	$2,698	$2,559
Interest on lease liabilities	168	393
Total finance lease cost	$2,866	$2,952

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating lease cost	$28,347	$23,397

Finance lease cost:
Amortization of leased assets	$7,763	$7,812
Interest on lease liabilities	664	1,325
Total finance lease cost	$8,427	$9,137

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$29,402	$20,929
Operating cash flows from finance leases	$664	$1,325
Financing cash flows from finance leases	$7,065	$6,523

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$55,600
Finance leases	$-	$-

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$96,891	$121,440
Current portion of operating lease obligations	$31,492	$30,255
Operating lease obligations, net of current portion	67,077	93,642
Total operating lease liabilities	$98,569	$123,897

Finance leases:
Property and equipment, at cost	$51,754	$53,183
Accumulated depreciation	(43,585)	(37,227)
Property and equipment, net	$8,169	$15,956

Current portion of finance lease obligations	$5,230	$9,951
Finance lease obligations, net of current portion	-	2,797
Total finance lease liabilities	$5,230	$12,748

	September 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term
Operating lease	2.9 years	3.6 years
Finance leases	0.4 years	1.3 years

Weighted Average Discount Rate
Operating lease	9.0%	9.0%
Finance leases	9.7%	9.7%

Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019

A summary of future minimum payments under non-cancellable operating lease commitment as of September 30, 2020 is as follows:

Years ending December 31,	Total
2020 (remaining months)	9,780
2021	39,122
2022	39,122
2023	24,193
Total lease liabilities	$112,217
Less amount representing interest	(13,648)
Total	98,569
Less current portion	(31,492)
$67,077

The following is a schedule of minimum future rentals on the non-cancelable finance leases as of September 30, 2020:

Year ending December 31,	Total
2020 (remaining months)	2,573
2021	2,755
Total minimum payments required:	5,328
Less amount representing interest:	(98)
Present value of net minimum lease payments:	5,230
Less current portion	(5,230)
$-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019.

The following discussion compares the Company's results of operations for the three months ended September 30, 2020 with those for the three months ended September 30, 2019. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended September 30,
	2020	2019	% Change
Client services	$1,878	$1,073	75%
Brewery management software	25,600	49,107	(48)%
Shipping coordination and label generation services	3,269,804	2,634,330	24%
Merchant processing services	105,713	-	100%
Shipping calculator services	6,321	41,923	(85)%
Total revenues	$3,409,316	$2,726,433	25%

Revenues increased 25% in the third quarter primarily from the impact of the COVID-19 virus on the growth of our shipping coordination and label generation services and the addition of the merchant processing services new segment.

Client service revenues increased $805 or 75% to $1,878 in the third quarter of 2020 compared to $1,073 in 2019. This increase is a result of the increase in movie posters auctions held during the third quarter.

Brewery management software revenues decreased $23,507 to $25,600 in 2020 from $49,107 in 2019. The decrease in revenues is due to cancellations of several clients and an increase in competition.

Shipping coordination and label generation service revenues increased $635,474 or 24% to $3,269,804 in the third quarter of 2020 compared to $2,634,330 in 2019. The increase is attributable to the shift in online shipping as a result of the impact of the COVID-19 virus in addition to the change in pricing to retain customers in a competitive environment.

Merchant processing service is a new segment for the Company and is available to businesses that accept credit card processing online. This segment launched in early 2020 and has contributed 3% of the total revenue for the third quarter of 2020.

Shipping calculator services revenue decreased $35,602 or 85% to $6,321 in the third quarter of 2020 compared to $41,923 in 2019.  The decrease was primarily due to the retirement of a large portion of the legacy software sold by this segment of the business.

Gross Profit

Gross profit increased $107,549 or 14% in the third quarter of 2020 to $860,483 compared to $752,934 in 2019. Gross margin decreased to 25% for the third quarter of 2020 compared to 28% in the third quarter of 2019. The decrease in gross margin is a result of price reductions of our shipping label generation services in order to remain competitive in the market in addition to a reduction in merchant processing revenues which have a higher profit margin. The increase in gross profit is due to a combination of the new merchant processing segment of the business along with the impact of increased shipping label generation services as a result of the growth of ecommerce shopping due to the COVID-19 virus.

Operating Expenses

Total operating expenses in the third quarter 2020 were $984,211 compared to $1,063,937 in the third quarter of 2019, a decrease of $79,726 or 7%. The decrease is primarily due to the reduction in personnel and the decreased travel related expenses as a result of COVID-19.

Other Income, net

Net other income in the third quarter of 2020 was $6 compared to $892,637 in the same period of 2019, a change of $892,631. This change is a result of a one-time write off of the guarantee liability of $880,553 in the third quarter of 2019.

Net Income (Loss)

The Company realized a net loss in the third quarter of 2020 of ($123,722) compared to a net income of $581,634 for the same period in 2019. The net (loss) income available to common shareholders for the third quarter of 2020 and 2019 was ($0.02) and $0.33 per share, respectively.

Comparison of the nine months ended September 30, 2020 and 2019.

The following discussion compares the Company's results of operations for the nine months ended September 30, 2020 with those for the nine months ended September 30, 2019. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Nine months Ended September 30,
	2020	2019	% Change
Client services	$3,283	$17,191	(81)%
Brewery management software	93,413	156,394	(40)%
Shipping coordination and label generation services	8,805,688	7,439,478	18%
Merchant processing services	379,012	-	100%
Shipping calculator services	22,114	117,887	(81)%
Total revenues	$9,303,510	$7,730,950	20%

Revenues increased 20% in the first three quarters primarily from the growth of our shipping coordination and label generation services and the addition of the new merchant processing services segment.

Client service revenues decreased $13,908 or 81% to $3,283 in the first three quarters of 2020 compared to $17,191 in 2019. This decrease is a result of the reduction of movie posters auctions held during this period.

Brewery management software revenues decreased $62,981 to $93,413 in the first three quarters of 2020 from $156,394 in the same period of 2019. The decrease in revenues is due to cancellations of several clients and an increase in competition.

Shipping coordination and label generation service revenues increased $1,366,210 or 18% to $8,805,688 in the three quarters of 2020 compared to $7,439,478 in 2019. The increase is attributable to the shift in online shipping as a result of the impact of the COVID-19 virus.

Merchant processing service is a new segment for the Company launched in early 2020. This segment has contributed 4% of the total revenue for 2020. These services also have a higher gross margin and gross profit and will continue to be a source of growth for the Company.

Shipping calculator services revenue decreased $95,773 or 81% to $22,114 in the first three quarters of 2020 compared to $117,887 in the same period of 2019.  The decrease was due to the retirement of a portion of the legacy software sold by this segment of the business.

Gross Profit

Gross profit increased $165,331 or 8% in the first three quarters of 2020 to $2,246,746 compared to $2,081,415 in 2019. Gross margin decreased to 24% for the first three quarters of 2020 compared to 27% during the same period of 2019. The growth in gross profit is a result of the increased revenue due to the shift of online shipping as a result of the COVID-19 virus. The decrease in gross margin is due to the decline in merchant processing, shipping calculator and brewery management revenues which carry a higher gross margin than the other segments of the business.

Operating Expenses

Total operating expenses in the first three quarters of 2020 were $2,391,002 compared to $2,630,394 in the same period of 2019, a decrease of $239,392 or 9%. The decrease is primarily due to the declining need for consulting services in addition to the reduced general and administrative expenses as a result of the temporary office closure and travel ban as it relates to the COVID-19 virus.

Other Income, net

Net other income in the first three quarters of 2020 was $13,201 compared to $896,340 in the same period of 2019, a change of $883,139. This is primarily attributable to the one-time write off of the guarantee liability of $880,553.

Net Income (Loss)

The Company realized a net loss in the first three quarters of 2020 of ($131,555) compared to a net income of $346,401 for the same period in 2019. The net (loss) income available to common shareholders for the three quarters of 2020 and 2019 was ($0.03) and $0.13 per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents provided by operating activities for the nine months ended September 30, 2020 and 2019 is as follows:

	2020	2019
Net (loss) income	$(131,555)	$346,401
Depreciation and amortization	364,273	368,183
Amortization of operating lease right-of-use assets	20,957	16,020
Share-based compensation	311,129	361,698
Provision for bad debts	20,125	-
Unrealized loss (gain) on stock price guarantee	-	(3,688)
Other income from stock price guarantee	-	(880,553)
Gain on sale of property and equipment	(739)	-
Changes in assets and liabilities	251,769	(125,441)
Net cash provided by operating activities	$835,959	$82,620

Working Capital and Liquidity

The Company had cash and cash equivalents of $1,317,374 at September 30, 2020, compared to $475,881 at December 31, 2019. The Company had working capital of $167,271 at September 30 2020, an improvement of $565,162 compared to a negative working capital of $397,891 at December 31, 2019. The increase in working capital is attributable to the 20% growth of the Company’s revenues for 2020. The increase in cash and cash equivalents is due to the additional growth of the business along with the savings related to the decrease in consulting and travel expense.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Interim Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Interim Chief Executive Officer/Chief Financial Officer has concluded that, as of September 30, 2020, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation.  As of September 30, 2020, in the opinion of management, the Company had no material pending litigation other than ordinary litigation incidental to the business.

ITEM 1A.     RISK FACTORS

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. The Company has reviewed the impact of COVID-19 during the last three months and has reported a positive effect on Company’s, financial condition, liquidity, results of operations, and cash flows.  At this time, it is not possible to determine the length of time the Company will benefit from the overall impact of COVID-19. However it could have a material effect on the growth of the Company in the future. The Company continues to monitor the health and wellbeing of its employees across the US and Canada.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the nine months ended September 30, 2020.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

The Company has a 2018 Stock Option Plan which reserved 450,000 non-qualified stock options to be granted to employees. In November 2020, the board approved an increase to this plan up to 900,000 non-qualified stock options.

ITEM 6.     EXHIBITS

10.1	Amendment to 2018 Non-Qualified Stock Option Plan
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

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

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: November 13, 2020		W. Austin Lewis, IV, Interim CEO, Chief Financial Officer

LIST OF EXHIBITS

10.1
Amendment to 2018 Non-Qualified Stock Option Plan
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