Form 10-K
period 2020-12-31
PAID INC
filed 2021-03-31
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated Filer	☐	Non-accelerated filer	☑	Smaller reporting company	☑	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Over-the-Counter Bulletin Board on June 30, 2020 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $6,427,535.

As of March 31, 2021, the registrant had 7,755,164 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index.

PAID, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

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

Our Business

ShipTime Inc. ShipTime’s platform provides its members with the ability to quote, process, track and dispatch shipments while getting preferred rates on packages and skidded less than truckload (“LTL”) freight shipments throughout North America and around the world. In addition to these features, ShipTime also provides what it refers to as “Heroic Multilingual Customer Support.” In this capacity, ShipTime acts as an advocate on behalf of its clients in resolving matters concerning orders and shipping.  With an increasing focus and service offering for e-commerce merchants; which include online shopping carts, inventory management, payment services, client prospecting and retention software, ShipTime can help merchants worldwide grow and scale their businesses. ShipTime generates monthly recurring revenue through transactions and “software as a service” (SAAS) offerings. It currently serves in excess of 60,000 members in North America and desires to expand its services worldwide.

AuctionInc Software. AuctionInc is a suite of online shipping and tax management tools assisting businesses with e-commerce storefronts, shipping solutions, tax calculation, inventory management, and auction processing. The application was designed to focus on real-time carrier calculated shipping rates and tax calculations. The product does have tools to assist with other aspects of the fulfillment process, but the main purpose of the product is to provide accurate shipping and tax calculations and packaging algorithms that provide customers with the best possible shipping and tax solutions. This product has been retired and the Company is announcing the new eCommerce shipping calculator and shopping cart solutions. PaidWeb, PaidCart and PaidShipping  was launched in 2020 and the clients continue to transition to our new solutions.

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

Paid, Inc. PaidPayments provides commerce solutions to small - and medium-sized businesses by enabling them to sell their goods and services, accept payment, and create repeat sales though an online payment processing solution. The Company has offered PaidPayments as a Payment Facilitator since 2019, which enables our merchants to get the benefit of instant boarding and discounted rates. Our platform provides all aspects required for payment processing, including merchant boarding, underwriting, fraud monitoring, settlement, funding to the sub-merchant, and monthly reporting and statements. The Company controls all of these necessary aspects in the payment process and is then able to supply a one-step boarding process for our partners and value-added resellers. This capability also provides cost advantages, rapid response to market needs, simplified processes for boarding business and a seamless interface for our merchant customers.

Business Strategy

The Company’s focus in 2020 was to effectively execute the integration of Paid Inc. and ShipTime while ensuring that our vision (“To provide a comprehensive e-commerce platform for small to medium enterprises”) continued to move with the pace needed for our members to compete in today’s on-line marketplace.

While the ShipTime portion of our business is now our key revenue driver; our strategy in 2020 was to continue to buildout the foundation of our e-commerce platform while driving our core business forward with double digit growth. By continuing to offer small to medium enterprises meaningful solutions and an integrated infrastructure platform we can enhance the value proposition to both our channel partners and our growing customer base allowing us to cost effectively break into new markets.

In order to support the Company’s members via our strategic build-out of e-commerce services, a transition has begun to shift our Heroic Support team from an inbound support role to a combined Support and Customer Success mindset. Our new Sales and Account Management Teams will be engaging with our prospects and members to provide guidance and support in utilizing new tools and services. Paid will provide the infrastructure to assist in accelerating growth for our customers in both their existing markets and new markets as well. We continue to focus on clients in both the United States and Canada. Paid products will continue to grow in 2021 with the addition of the PaidShipping, PaidWeb and PaidCart products.

Our strategy for the shipping calculator clients includes upgrading the AuctionInc clients to our new Paid platform. We are increasing our product offerings to include plug-ins for several online shopping cart platforms.

BeerRun continues to be a valuable component of the Company, we hope to maintain our client base in the Craft Brewery industry.

 The business strategy described above is intended to expand our markets, increase revenue per member while enhancing our opportunities in the online ecommerce market. There are always a variety of factors that may impact our plans and inhibit our success. See “Risk Factors” included in Item 1A. Therefore, we have no guarantees and can provide no assurances that our plans will be successful.

Marketing and Sales

The Company continues to successfully nurture and grow the relationships with our channel partners and has added new relationships that are global in scope. While much of the growth and success in 2020 was the result of the cooperative efforts of ShipTime and our channel partners with new marketing initiatives, this strategy alone will not be enough to drive our new service offerings without enhancing our marketing strategy. Additions to our marketing team will allow us to continue to pursue digital marketing efforts, as well as increasing our in-house sales team to fast forward our growth.

The Company will continue to market PAID and ShipTime throughout 2021 and beyond. Cross selling efforts will be enhanced and new features are being added to our Paid platform. Based on experience and feedback with existing partnerships that promote our product lines, the Company believes that creating additional partnerships beyond North America is an effective marketing tool to promote and encourage new registrations. Additional resources and marketing initiatives will be utilized to increase onboarding and converting our members to being active long-time users of the Company’s services in order to accelerate our growth.

Revenue Sources

In 2020, our revenues were primarily derived from our label generation services. This portion of our business has maintained consistent growth since our merger in 2016. In addition to the label generation services we continue to focus on launching our new e-commerce platforms. See “Risk Factors” included in Item 1A. We have no guarantees and can provide no assurances that our plans will be successful.

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

As with any software product BeerRun is not excluded from the competitive market. There are a growing number of competitors in the industry all with a unique perspective. The updates to our existing offering have helped us maintain a presence in the brewery management industry. Our support team stays informed with the competition and we have the ability to modify our product as the industry changes.

Research and Development

Over the past years, the Company has made significant progress developing new integrations with e-commerce shopping cart platforms. The Company now employs several developers who are focused on the growth of the PAID brand and ShipTime products and their technologies. Our technology roadmap has been projected for the 2021 calendar year and we have enhancements scheduled for all aspects of our businesses. Our strategy includes continuous user enhancements on our existing platforms, new websites, updates to our e-commerce shopping cart solution, enhancements to our merchant payment processing platform, shipping calculator enhancements and many additional features and upgrades to our online shopping and shipping tools.

Employees

As of March 31, 2021, the Company currently has twenty-three full time equivalent employees and one part time employee. We have no collective bargaining agreements and consider the relationship with our employees to be good.

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

              To address these risks, we must, among other things, successfully market our e-commerce shopping cart, our merchant payment platform and shipping label generation services, continue to develop new relationships with carriers, e-commerce service providers, maintain our customer base, attract significant numbers of new customers, respond to competitive developments, and continue to develop and upgrade our technologies. We cannot offer any assurances that we will be successful in addressing these risks.

The Company has reported substantial operating losses since 1999. There can be no assurance that we will be profitable in the future.

Our capital is limited and we may need additional financing to continue operations.

We require substantial working capital to fund our business. If we are unable to obtain additional financing in the amounts desired and on acceptable terms, or at all, or issue stock, we could be required to significantly reduce the scope of our expenditures, which impact our business potential and the market price of our common stock. By raising additional funds by issuing equity securities, our shareholders will be further diluted. Based on our cash position as of December 31, 2020, we believe we have sufficient capital to fund our anticipated operating expenses over the next 12 months.

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

As a strategic response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on our results of operations and financial condition. In 2020, our revenues were derived from our shipping coordination, shipping label generation services, shipping calculator services, merchant payment processing and brewery management software solutions.

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

Growth places a significant strain on our management, operational and financial resources, and has placed significant demands on our management, which currently include two executive officers, a vice president of operations and a vice president of finance. In order to manage growth, we will be required to expand existing operations, particularly with respect to enhanced product offerings, customer service and development, to improve existing and implement new operational, financial systems, procedures and controls. In 2020, the Company added a significant number of personnel and has included in its growth a number of new positions to assist with the workload.

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

We are substantially dependent on the continued services of our key personnel, W. Austin Lewis, IV and David Scott. Mr. Lewis has specialized knowledge and skills with respect to our Company and our operations and relationships with our clients. As a result, if Mr. Lewis were to leave our Company, we could face some difficulties in hiring qualified successors. Mr. Scott has unique knowledge regarding the technology of the Company and its integrations to other third-party software. If Mr. Scott were to leave the Company, we could face some setbacks in development or possible outages. We do not maintain any key person life insurance.

Our Company's success will depend on our ability to attract and retain qualified personnel.

We believe that our future success will depend upon our ability to identify, attract, hire, train, motivate and retain other highly skilled managerial, accounting, technical consulting, marketing and customer service personnel. The Company has recently added seven new employees and has had minimal turnover in the last year. We cannot offer assurances that we will be successful in attracting, assimilating or retaining the necessary personnel, and the failure to do so could have an adverse effect on our business.

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
●
Canadian seller resources; and
●
trade show exhibits in the United States and Canada.

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

We periodically have experienced minor systems interruptions, including internet disruptions. Some of the interruptions are due to upgrading our technology. During these upgrades, the outages have generally lasted less than an hour. Any systems interruptions, including internet disruptions, which result in the unavailability of our services, could harm our business. In addition to placing increased burdens on our engineering staff, these outages create a large number of user questions and complaints that need to be responded to by our personnel. We cannot offer assurances that:

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

Our main servers are cloud-based and are located within two separate third party hosting facilities. The cloud-based servers are spread across North America. ShipTime maintains several non-critical servers which are located in Canada with daily operations conducted in Oakville, Ontario. Neither our Massachusetts facilities nor our Canadian facilities are protected from flood, power loss, telecommunication failure, break-in and similar events however the equipment located at these offices is not considered critical to our service offerings.

As with all servers, our cloud-based servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties to deliberately exceed the capacity of our systems and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays, loss of data or cessation in service to users of our services and products and could seriously harm our business. Our implementation of redundancies minimizes the risk of loss though there are no guarantees.

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

Our most important intellectual property relates to the software for our shipping calculator, label generation and payment processing products. We do not have any patents or patent applications for our designs or innovations, except for our patent with respect to our online auction shipping and tax calculator. We may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology.

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

The market for internet products and services is very competitive. Barriers to entry are relatively low, and current and new competitors can launch new sites at relatively low costs using commercially available software. We currently or potentially compete with a variety of other companies depending on the type of services offered to customers. These competitors include a number of indirect competitors that specialize in e-commerce shipping solutions or derive a substantial portion of their revenue from e-commerce products and those that specialize in brewery management solutions.

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

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance would depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. The Company continues to analyze the potential impacts to all of its business segments. At this time, it is not possible to determine the magnitude of the overall impact of COVID-19 on the Company’s business. However, it could have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations, and cash flows.

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

The market price of the shares of our common stock has been, and is likely to be, highly volatile. During the year ended December 31, 2020 our stock price as quoted on the OTC Pink operated by the OTC Markets Group, Inc., on the OTCPINK has ranged from a high of $5.45 per share to a low of $2.02 per share. The variance in our share price makes it difficult to forecast with any certainty the stock price at which you may be able to buy or sell your shares of our common stock. The market price for our stock could be subject to wide fluctuations in response to factors that are out of our control such as:

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

Our common stock is currently quoted on the OTCPINK, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There are a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the year ended December 31, 2020 the actual daily trading volume ranged from a low of 0 shares of common stock to a high of over 8,815 shares of common stock. Selling our shares can be more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares purchased should they desire to do so.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s primary offices are located at 700 Dorval Drive, Oakville, Ontario with a presence at 225 Cedar Hill Street, Marlborough, Massachusetts, pursuant to a lease agreement for the Oakville property which expires in August 2023.

Item 3. Legal Proceedings

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. Our management is not aware of any litigation outstanding, threatened or pending as of the date hereof by or against us or our properties which we believe would be material to our financial condition or results of operations, except with respect to a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment.

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

2019	High	Low
Quarter ended March 31, 2019	$3.50	$2.69
Quarter ended June 30, 2019	$3.26	$2.55
Quarter ended September 30, 2019	$3.55	$2.69
Quarter ended December 31, 2019	$3.50	$2.52
2020	High	Low
Quarter ended March 31, 2020	$2.95	$2.49
Quarter ended June 30, 2020	$3.25	$2.10
Quarter ended September 30, 2020	$5.45	$2.33
Quarter ended December 31, 2020	$3.36	$2.02

              As of March 31, 2021, there were approximately 873 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

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

Equity Compensation Plan Information

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	16,000	$23.33	-
Equity Compensation Plans Not Approved by Security Holders	387,790	$3.24	591,210
Total	403,790	$3.81	591,210

See Note 10, Notes to Consolidated Financial Statements for the years ended December 31, 2020 and 2019 included in Part IV, Item 15, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

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

Overview

ShipTime Inc. has developed a SaaS based application, which focuses on the small to medium business segment. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small businesses and through long standing partnerships with selected associations throughout Canada.  Our focus in 2021 will be to significantly grow this portion of our business.

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

Revenue Recognition

The Company generates revenue principally from the sales related to the label generation services, shipping calculator services, brewery management software subscriptions, merchant processing services, and client services.

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

For shipping calculator revenues and brewery management software and other subscription-based revenues, the Company recognizes subscription revenue on a monthly basis. Shipping calculator customers’ renewal dates are based on their date of installation and registration of the shipping calculator line of products. The timing of the revenue recognition and cash collection may vary within a given quarter and the deposits for future services are recorded as contract liabilities on the consolidated balance sheets. Brewery management software subscribers are billed monthly at the first of the month. All payments are made via credit card for the month following.

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

Foreign Currency

  The currencies of ShipTime, the Company’s international subsidiary, are in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at December 31, 2020. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income.

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

Share- Based Compensation

The Board of Directors has on occasion voted to award stock options or common shares/preferred shares to employees or directors. The price at which the option shares may be purchased is based on the fair market value of the shares on the date of the agreement. Each recipient’s option agreement may differ; the vesting terms may vary from fully vested immediately to one-third immediately, one-third vesting in 18 months and the final one-third vesting in 36 months from the date of the grant or one-third immediately, one-third vesting on January 1, 2019 and one-third vesting on January 1, 2020. Historically the options granted have had a 10-year term. If the recipient’s employment or relationship with the Company is terminated the options recipient may be allowed up to three months to exercise their options. Option compensation is calculated by using the Black-Scholes-Merton option pricing model to estimate the fair value of these share-based awards.

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

We have an operating lease for our corporate offices in Canada and finance leases for furniture and equipment. Our leases have remaining lease terms of six months to thirty-two months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

Results of Operations

Comparison of the years ended December 31, 2020 and 2019

The following discussion compares the Company's results of operations for the year ended December 31, 2020 with those for the year ended December 31, 2019. The Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Years ended December 31,
	2020	2019	% Change
Client services	$3,541	$19,395	(82)%
Shipping calculator services	27,845	148,035	(81)%
Brewery management software	114,881	193,150	(41)%
Merchant processing services	425,839	2,011	21,071%
Shipping coordination and label generation services	12,348,683	10,185,704	21%
Total revenues	$12,920,789	$10,548,295	22%

Revenues increased 22% in 2020 primarily from the continued growth of the shipping coordination and label generation services and the addition of merchant processing services to the Company’s revenue stream.

Client services revenues decreased $15,854 or 82% to $3,541 compared to $19,395 in 2019. The decrease was attributable to depleting inventory of our movie posters available for auction.

Shipping calculator services revenues decreased $120,190 or 81% to $27,845 compared to $148,035 in 2019. The decrease was attributed to discontinuance of billable services for a portion of the AuctionInc products. The Company is preparing to launch a new platform where the new clients will be migrated to.

              Brewery management software revenues decreased $78,269 or 41% to $114,881 in 2020 compared to $193,150 in 2019. The decrease is attributable to the additional competition in the brewery management software industry and the limited marketing to new clients.

Merchant processing services is a new segment for the Company launched in late 2019. This segment has contributed to the overall growth of the Company increasing $423,828 to $425,839 in 2020 from $2,011 in 2019. These services also have a higher gross margin and gross profit. They will continue to be a source of growth for the Company.

Shipping coordination and label generation service revenues increased $2,162,979 or 21% to $12,348,683 in 2020 compared to $10,185,704 in 2019. The increase is attributable to the increase in marketing efforts along with the impact of COVID-19 on the small businesses and their ability to sell and ship online.

Gross Profit

Gross profit increased $364,548 or 13% to $3,111,289 in 2020 compared to $2,746,741 in 2019. Gross margin decreased 2 percentage points to 24% in 2020 from 26% in 2019. The decrease in gross margin was partially due to the increase in revenue from our shipping label generation services which are offered at a lower margin.

Operating Expenses

Total operating expenses in 2020 were $5,242,763 compared to $3,458,774 in 2019, an increase of $1,783,989 or 52%. The increase is mainly due to the share-based compensation for 2020.

Other Income/Expense, net

Net other income in 2020 was $21,128 compared to $991,840 in the same period of 2019, a decrease of $970,712. This is primarily attributable to the gain recorded on the elimination of the stock price guarantee in 2019.

Net Income (Loss)

The Company reported a net loss in 2020 of $(2,232,553) compared to a net income of $282,011 for the same period in 2019. The basic loss per common share in 2020 represents $(0.41) while the basic net income per common share in 2019 represents $0.06.

Inflation

The Company believes that inflation has not had a material effect on its results of operations.

Operating Cash Flows

A summarized reconciliation of the Company's net income (loss) to cash provided by operating activities for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Net income (loss)	$(2,232,553)	$282,011
Provision for bad debts	20,125	-
Depreciation and amortization	488,745	490,250
Amortization of operating lease right-of-use assets	28,545	22,850
Share-based compensation	2,452,701	407,974
Other income from stock price guarantee	-	(880,553)
Deferred income taxes	(120,835)	(73,208)
Gain on sale of property and equipment	(739)	-
Unrealized loss on stock price guarantee	-	(3,688)
Changes in current assets and liabilities	464,820	(230,103)
Net cash provided by operating activities	$1,100,809	$15,533

Working Capital and Liquidity

The Company had cash and cash equivalents of $1,644,210 on December 31, 2020 compared to $475,881 at December 31, 2019. The Company had working capital of $218,615 as of December 31, 2020 compared to a working capital deficit of $397,891 at December 31, 2019, an improvement of $616,506. The improvement in working capital is primarily attributed to the cash on hand at year end.

Management believes that the Company has adequate cash resources to fund operations during the next 12 months. In addition, management continues to explore opportunities and has organized additional resources to monetize its patents. However, there can be no assurance that anticipated growth in new business will occur, and that the Company will be successful in launching new products and services. Management continues to seek alternative sources of capital to support the growth of future operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the interim Chief Executive Officer /Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the interim Chief Executive Officer/Chief Financial Officer has concluded that, as of December 31, 2020, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As described in our accompanying Management's Annual Report on Internal Control over Financial Reporting, we have identified four remaining material weaknesses in internal control over financial reporting. Because of these remaining material weaknesses, we concluded that, as of December 31, 2020, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We continued to implement new procedures and controls in 2020 and have taken steps to remediate the material weaknesses at the entity and activity levels, and to review further our procedures and controls in 2021. In addition, we expect to make additional changes to our infrastructure, personnel and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting of the Company. Internal control over financial reporting is a process designed by, or under the supervision of, our interim Chief Executive Officer/Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management, with the participation of our principal executive officer/principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2020 based on criteria established under the COSO integrated framework of internal controls. The COSO framework identifies five components of internal control and provides a basis for evaluating the effectiveness of internal controls. Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2020 due to the following:

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

Steps taken towards Remediation for an Ineffective Control Environment:

●
The Company has included in its hiring process supplemental documentation regarding the internal control, insider trading and other Corporate matters
●
The Company meets monthly in a town hall style with the opportunity to convey best practices for public companies.
●
Management and the Board formally meet to discuss our filings. During these discussions, our auditors, and legal counsel may present to the Company various information which may be of material importance to our financial reporting and internal controls.
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
●
Technology staff has implemented a documenting and sharing process for software development
●
Updated our information systems user profiles and passwords to improve access controls.
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
●
The Company meets regularly throughout the year to review operating results, policies and procedures, and staff reviews and practices.
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
●
The interim CEO/CFO receives monthly financial updates on each segment of the Company.

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

As a smaller reporting company, our independent registered public accounting firm is not required to issue a report on the Company's internal control over financial reporting as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

As discussed in the Managements' Annual Report on Internal Control over Financial Reporting, the Company made continuous improvements to the entity and activity controls and expects to take further steps in 2021 to remediate the outlined deficiencies. The Company has implemented a substantial amount of policies and procedures with regard to financial reporting, specifically in terms of segregation of duties. The Interim CEO/CFO has worked with the SVP Finance and management to identify areas of improvement and together they created appropriate written procedures for approvals and spending limits for individuals within the Company. Departmental budgets have been established and all transactions are reviewed monthly. The Company has also implemented dual approval and review of all cash disbursements and financial transactions. While we believe they are effective at mitigating risk of material error, we have not yet concluded that they are operating effectively. There were several areas of improvement in our segregation of duties, financial closing, and information technology controls that have positively impacted our internal control over financial reporting for the fiscal year ended 2020.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of PAID:

Name	Age	Position
W. Austin Lewis, IV	45	Interim CEO, CFO
David Scott	26	COO
Andrew Pilaro	51	Director
Laurie Bradley	66	Director
David Ogden	57	Director

Andrew Pilaro was elected as of September 19, 2000, for a term expiring at the 2001 Annual Meeting of Stockholders and until their successors are elected and qualified~~.~~ On March 27, 2021, the Company amended its Bylaws to reduce the existing Board of Directors from five positions to three positions. At that time, W. Austin Lewis, IV and Allan Pratt automatically rolled off from the Board of Directors. Under Delaware law, unless otherwise provided in the certificate of incorporation or bylaws, directors are elected for one-year terms at the annual meeting of shareholders. The Amended Bylaws would provide for the Board to be divided into three classes of directors serving staggered three-year terms.  As a result, approximately one-third of the Board will be elected each year.  Initially, three directors will serve between one-to-three-year terms.  The directors placed in a Class I position will serve for approximately one year.  The directors placed in a Class II position will serve for approximately two years. The directors placed in a Class III position will serve approximately three years. After this transitional arrangement, the Directors will serve for three-year terms, with one class being elected each year.

Andrew Pilaro has served as a Director of PAID since September 2000. He is President of CAP Properties Limited, a family office which is an investment management company, with a primary responsibility for asset management. Mr. Pilaro was asked to serve as a director because he provides investment management skills and a general business background.

              W. Austin Lewis, IV currently serves as CFO, interim CEO of PAID and previously served as the Chairman of the Audit Committee for MAM Software, Inc. (MAMS).  Since 2004, Mr. Lewis has served as Chief Executive Officer of Lewis Asset Management Corporation, an investment management company he founded, where he is also the General Partner of the Lewis Opportunity Fund. Prior to founding Lewis Asset Management, Mr. Lewis held a variety of positions with investment firms, including Puglisi & Co., Thompson Davis & Co., and Branch Cabell & Company. Mr. Lewis holds a Bachelor of Science in Finance and a Bachelor of Science in Financial Economics from James Madison University.  Mr. Lewis was asked to serve as the interim CEO because he had a thorough knowledge of the Company’s strengths and weaknesses and has a strong background in being able to make companies run efficiently and successfully.

 David Ogden is the CEO of Soho Management Consulting, a global investment consulting firm. David held many senior positions with FedEx, including Managing Director of Sales for FedEx Middle East and Africa region based in Dubai, and instrumental in India's launch as a direct served FedEx location. He was Managing Director of FedEx Logistics in the Middle East and Africa and was responsible for the region's first FedEx Logistics subsidiary's start-up. After FedEx, he moved to Egypt, where he created a group of companies representing best-of-class business support services under a group holding company. After Egypt, he moved to Abu Dhabi to work for an alternative investment company developing warehousing and logistics parks in the United Arab Emirates. He has recently been working with ecommerce ventures from around the world.

Laurie Bradley is the Chief Executive Officer of Flexible Support Group providing funding, accounting, and payroll services to small and mid-size businesses across North America. Ms. Bradley also retains ownership in ASG Renaissance and serves as its President. ASG sold it staffing and contracting business in 2016 and now operates with a focus on executive search, and consulting services that delivers training to assist clients with their diversity and inclusion initiatives. The ASG consulting practice also leverages the 2007 Mosaic Advantage initiative which aggregated a network of minority, women, and veteran owned businesses providing them with access to larger business opportunities, coaching, mentoring and financial services.  Ms. Bradley has worked in both the public and private sectors specializing in talent management, executive leadership, and advisory services. Ms. Bradley holds a Bachelor of Arts degree from McMaster University and a certificate in Business Strategy from Cornell University.

David Scott currently serves as COO of PAID. Prior, he served as the Director of Technology joining the Company in 2017. Mr. Scott leads the Development and IT teams from requirements through to implementation while supporting Sales, Marketing & Customer Success. Mr. Scott has completed courses in Computer Science at both Mohawk College and McMaster University.

The Company has not made any material changes to the procedures by which security holders may recommend nominees to the Board of Directors. The Board does not have a separate nominating committee.

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

Audit Committee Report

The Audit Committee reviewed and discussed our audited consolidated financial statements for the year ended December 31, 2020 with our management.  The Audit Committee also reviewed and discussed our audited consolidated financial statements and the matters required to be discussed, by the Public Company Accounting Oversight Board (“PCAOB”), including material weaknesses and other internal control deficiencies with KMJ Corbin & Company LLP, our independent registered public accounting firm. The Audit Committee received from KMJ Corbin & Company LLP the written disclosures and letter required by applicable requirements of the PCAOB regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

On March 29, 2021, the Company entered into an Employment Agreement and an Executive Non-Competition Agreement with W. Austin Lewis, IV, as CEO of the Company, with an effective date of January 4, 2021. The Employment Agreement is for a two-year term from the effective date with automatic one-year renewals subject to 12 months’ notice of termination by the Company. Mr. Lewis shall receive an annualized salary of $300,000 and may qualify for a bonus. Mr. Lewis also received 250,000 shares of Company common stock as a signing bonus, of which 125,000 shares may be repurchased at $1.91 per share in the event that Mr. Lewis terminates his employment prior to January 1, 2022.  In addition, other than termination “for cause”, Mr. Lewis qualifies for a one-year severance of his then current salary. By separate agreement dated March 29, 2021, Mr. Lewis is also bound by a non-competition restriction for a period of 12 months following termination.

Compensation to the Named Executive Officers

The following table sets forth the compensation of the Company's chief executive officer, chief financial officer and the chief operating officer, and each officer whose total cash compensation exceeded $100,000, for the last two fiscal years ended December 31, 2020 and 2019.

	Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Option Awards ($)	Total
W. Austin Lewis, IV (1),(2),(7) (CFO, Interim CEO)	2020	$283,294	$2,005,500	$-	$2,288,794
	2019	$180,000	$-	$-	$180,000
Allan Pratt (3), (4)	2019	$185,000	$-	$-	$185,000
David Scott (5), (6) (COO)	2020	$104,475	$-	$109,200	$215,675
	2019	$82,896	$-	$85,050	$167,946

1.
Mr. Lewis’s start date was July 31, 2012.
2.
Mr. Lewis’s salary was approved by the Board of Directors at $300,000.
3.
Mr. Pratt’s start date was December 30, 2016.
4.
Mr. Pratt’s salary and employment agreement were approved by the Board of Directors on December 19. 2016. On February 29, 2020, Mr. Pratt completed his contractual obligation as Chief Executive Officer.

5.
Mr. Scott was promoted to Chief Operating Officer on May 1, 2020.
6.
Mr. Scott received 15,000 non-qualified options on February 13, 2019, 15,000 on August 13, 2019. On November 10, 2020 he was awarded an additional 40,000 non-qualified options.
7.
Mr. Lewis' bonus of 1,050,000 shares for 2019 and 2020 was approved by the Board of Directors on March 29, 2021 and was valued at $1.91 per share based on the close price of the Company's common stock at March 29, 2021.

The following tables set forth certain information related to outstanding equity awards as of December 31, 2020 for our executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
W. Austin Lewis IV	10,000	-	-	$0.975	08/08/2022
CFO, (PFO), (PEO)	10,000	-	-	$0.975	10/15/2022
	2,000	-	-	$0.975	12/06/2022
	2,000	-	-	$0.975	05/21/2023
	4,000	-	-	$0.975	11/18/2024
	2,000	-	-	$0.975	04/01/2026
David Scott	7,000	-	-	$4.10	03/23/2028
	3,000		-	$3.50	10/01/2028
	15,000	5,000	-	$2.92	02/13/2029
	15,000	5,000	-	$3.00	08/13/2029
	40,000	26,667	-	$2.885	11/10/2030

None of the Company's executive officers who serve as directors receive separate compensation from the Company for serving as directors.

On August 26, 2016 the Board of Directors approved to vote to reprice 53,500 stock options and fully vest any unvested options for two employees and three board members. The exercise price was lowered to $0.975 which reflects the market value of the stock.

In 2020, a number of non-executive employees and non-employee directors received compensation though cash and through stock option grants under the Company’s 2018 Non-Qualified Stock Option Plan. The Company granted 105,000 stock options to employees and consultants during the year ended December 31, 2020. The options have vesting periods of immediately and over a three-year period, they expire if not exercised within ten years from grant date, and the exercise price was $2.885 per share. As a result of the issuance and the expense recorded on previously issued stock options, in addition to an accrued common stock bonus, the Company recorded share-based compensation expense of $2,133,808 during the year ended December 31, 2020.

The following table provides compensation information for the one-year period ended December 31, 2020 for the only non-employee members of our Board of Directors.

	Director Compensation in 2020
Name	Fees earned or paid in cash	Option Awards ($)	Total
Andrew Pilaro	$2,500	$25,700	$28,200
Laurie Bradley	$2,500	$25,700	$28,200
David Ogden	$1,000	$12,850	$13,850

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 31, 2021 of each of our directors and executive officers, and all of our directors and executive officers as a group, and other beneficial owners holding more than five percent of the Company’s issued and outstanding shares.

	Amount and Nature of Beneficial Ownership	Percent of Class (3)
W. Austin Lewis, IV	3,006,178(1)	37%
Allan Pratt	2,222,273(4)	27%
John Smith	914,973	11%
David Ogden	35,000(5)	1%
Laurie Bradley	74,217(6)	1%
Andrew Pilaro	68,337(2)	1%
All directors beneficial owners	6,320,978	78%

(1)
Included are options to purchase 30,000 shares of the Company’s common stock, and 1,402,058 shares held for which W. Austin Lewis, IV is the General Partner.
(2)
Includes options to purchase 66,000 shares of the Company's common stock.
(3)
Percentages are calculated on the basis of the amount of outstanding securities plus for such person or group, any securities that person or group has the right to acquire within 60 days.
(4)
Included in this amount are shares authorized and reserved for future issuance from exchangeable shares.
(5)
Includes options to purchase 35,000 shares of the Company's common stock.
(6)
Includes options to purchase 47,500 shares of the Company's common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company did not engage in any transaction in 2019 or 2020, and does not currently propose any transaction, in which the Company was a participant whereas the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

           KMJ Corbin & Company LLP (“KMJ”) is our independent registered public accounting firm for the years ended December 31, 2020 and 2019.

The following is a summary of the fees billed to the Company by KMJ for professional services rendered for the years ended December 31, 2020 and 2019. These fees are for work performed in the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

	2020	2019
Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Quarterly Reports (together, the “Financial Statements” ) and for services normally provided in connection with statutory and regulatory filings or engagements	$54,600	$55,550
Tax Fees
Consists of fees billed for tax compliance, tax advice and tax planning	5,250	8,350
Total All Fees	$59,850	$63,900

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

For a list of the financial information included herein, see “Index to Audited Consolidated Financial Statements” on page 32 of this Annual Report on Form 10-K.

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

PAID, INC.

	By:	/s/
Date: March 31, 2021		W. Austin Lewis, IV, Interim Chief Executive Officer, Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/
Andrew Pilaro	Director	March 31, 2021

/s/
Laurie Bradley	Director	March 31, 2021

PAID, INC.
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PAID, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PAID, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Liquidity Assessment

Critical Audit Matter Description

Management has prepared the Company’s consolidated financial statements on a going concern basis, which contemplates the continuity of operations, and the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 2, the Company incurred an operating loss for the year ended December 31, 2020, but had positive working capital as of December 31, 2020 and net cash provided by operating activities for the year ended December 31, 2020. Management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from the financial statement issuance date in order to determine if there is substantial doubt about the Company’s ability to continue as a  going concern. In the preparation of this liquidity assessment, management applies judgment to estimate the projected cash flows of the Company, which are based on known or planned cash requirements for operating costs as well as planned costs for project development.

The principal consideration for our determination that performing procedures relating to the liquidity assessment is a critical audit matter is the significant judgments made by management when assessing whether the Company has sufficient liquidity. We determined there is significant estimation and execution uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s assertion as to its ability to continue as a going concern included the following, among others:

●
We gained an understanding of the Company’s process relating to the preparation of projected information and considerations of the Company’s obligations.
●
We tested the reasonableness of the projected operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period projections to actual results, and consideration of positive and negative evidence impacting management’s projections.
●
We evaluated the reasonableness of management’s assumptions related to the likelihood that the Company would be able to reduce operating expenditures if required.

KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2013.

Irvine, California
March 31, 2021

PAID, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,644,210	$475,881
Accounts receivable, net	171,785	131,561
Prepaid expenses and other current assets	184,366	124,257
Total current assets	2,000,361	731,699
Property and equipment, net	59,848	89,707
Intangible assets, net	3,633,420	4,048,572
Operating lease right-of-use assets	93,457	121,440
Total assets	$5,787,086	$4,991,418

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,460,484	$876,260
Finance leases - current portion	2,844	9,951
Accrued expenses	276,254	207,786
Contract liabilities	9,046	5,338
Operating lease obligations – current portion	33,118	30,255
Total current liabilities	1,781,746	1,129,590
Long-term liabilities:
Finance leases - net of current portion	-	2,797
Operating lease obligations – net of current portion	61,794	93,642
Deferred tax liability, net	960,947	1,070,189
Total liabilities	2,804,487	2,296,218
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; none and 4,438,578 shares issued and outstanding at December 31, 2020 and 2019, respectively; liquidation value of $0 and $13,808,610 at December 31, 2020 and 2019, respectively	-	4,439
Common stock, $0.001 par value, 25,000,000 shares authorized; 6,489,004 shares issued and 6,455,164 shares outstanding at December 31, 2020, 1,648,657 shares issued and 1,614,817 outstanding at December 31, 2019	6,489	1,649
Accrued common stock bonus	2,005,500	-
Additional paid-in capital	70,083,486	69,242,412
Accumulated other comprehensive income	570,761	512,894
Accumulated deficit	(69,625,790)	(67,008,347)
Common stock in treasury, at cost, 33,840 shares at December 31, 2020 and 2019	(57,847)	(57,847)
Total shareholders' equity	2,982,599	2,695,200

Total liabilities and shareholders' equity	$5,787,086	$4,991,418

See accompanying notes to consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,
	2020	2019

Revenues, net	$12,920,789	$10,548,295
Cost of revenues	9,809,500	7,801,554
Gross profit	3,111,289	2,746,741
Operating expenses:
Salaries and related	1,530,151	1,452,134
General and administrative	800,996	1,135,230
Amortization of intangible assets	458,915	463,436
Share-based compensation	2,452,701	407,974
Total operating expenses	5,242,763	3,458,774
Loss from operations	(2,131,474)	(712,033)

Other income (expense):
Other income, net	21,128	988,152
Unrealized gain on stock price guarantee	-	3,688
Total other income, net	21,128	991,840
Income (loss) before income tax provision (benefit)	(2,110,346)	279,807
Income tax provision (benefit)	122,207	(2,204)
Net income (loss)	(2,232,553)	282,011
Preferred dividends	(28,532)	(192,005)
Net income (loss) available to common shareholders	$(2,261,085)	$90,006

Net income (loss) per share – basic	$(0.41)	$0.06
Net income (loss) per share – diluted	$(0.41)	$0.05

Weighted average number of common shares outstanding – basic	5,469,908	1,614,817
Weighted average number of common shares outstanding – diluted	5,469,908	1,669,178

Consolidated statements of comprehensive income (loss):
Net income (loss)	$(2,232,553)	$282,011
Other comprehensive income (loss):
Foreign currency translation adjustments	57,867	168,712
Comprehensive income (loss)	$(2,174,686)	$450,723

See accompanying notes to consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Preferred Stock		Common Stock			Additional Paid in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Stock Bonus	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2019	3,784,712	$3,785	1,648,657	$1,649	$-	$68,751,871	$344,182	$(67,127,122)	(33,840)	$(57,847)	$1,916,518
Foreign currency translation adjustment	-	-	-	-	-	-	168,712	-	-	-	168,712
Preferred dividends paid	-	-	-	-	-	-	-	(163,236)	-	-	(163,236)
Share-based compensation expense	-	-	-	-	-	407,974	-	-	-	-	407,974
Preferred shares issued as compensation	653,866	654	-	-	-	82,567	-	-	-	-	83,221
Net income	-	-	-	-	-	-	-	282,011	-	-	282,011
Balance December 31, 2019	4,438,578	4,439	1,648,657	1,649	-	69,242,412	512,894	(67,008,347)	(33,840)	(57,847)	2,695,200
Foreign currency translation adjustment	-	-	-	-	-	-	57,867	-	-	-	57,867
Share-based compensation expense	-	-	-	-	2,005,500	128,308	-	-	-	-	2,133,808
Preferred dividends paid in shares	126,727	127	-	-	-	358,511	-	(358,638)	-	-	-
Exchange of Preferred to Common	(4,565,305)	(4,566)	4,566,227	4,566	-	-	-	-	-	-	-
Preferred dividends paid	-	-	-	-	-	-	-	(26,252)	-	-	(26,252)
Warrant reprice	-	-	-	-	-	318,893	-	-	-	-	318,893
Warrant exercise	-	-	274,120	274	-	35,362	-	-	-	-	35,636
Net loss	-	-	-	-	-	-	-	(2,232,553)	-	-	(2,232,553)
Balance December 31, 2020	-	$-	6,489,004	$6,489	$2,005,500	$70,083,486	$570,761	$(69,625,790)	(33,840)	$(57,847)	$2,982,599

See accompanying notes to consolidated financial statements

PAID, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2020	2019
Cash flows from operating activities:
Net income (loss)	$(2,232,553)	$282,011
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	488,745	490,250
Amortization of operating lease right-of-use assets	28,545	22,850
Provision for bad debts	20,125	-
Gain on sale of property and equipment	(739)	-
Share-based compensation	2,452,701	407,974
Unrealized (gain) loss on stock price guarantee	-	(3,688)
Other income from stock price guarantee	-	(880,553)
Deferred income taxes	(120,835)	(73,208)
Changes in assets and liabilities:
Accounts receivable	(60,044)	(39,574)
Prepaid expenses and other current assets	(59,362)	(8,589)
Accounts payable	546,859	164,652
Accrued expenses	63,460	(183,229)
Contract liabilities	3,444	(142,914)
Operating lease obligations	(29,537)	(20,449)
Net cash provided by operating activities	1,100,809	15,533
Cash flows from investing activities:
Proceeds from sale of property and equipment	739	-
Purchase of property and equipment	-	(16,106)
Net cash provided by (used in) investing activities	739	(16,106)
Cash flows from financing activities:
Payments on finance leases	(9,627)	(8,821)
Payments on notes payable	-	(15,346)
Proceeds from warrant exercise	35,636	-
Payments of preferred dividends	(26,252)	(163,236)
Net cash used in financing activities	(243)	(187,403)
Effect of exchange rate changes on cash and cash equivalents	67,024	31,526

Net change in cash and cash equivalents	1,168,329	(156,450)

Cash and cash equivalents, beginning of year	475,881	632,331

Cash and cash equivalents, end of year	$1,644,210	$475,881

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$500	$960
Interest	$664	$1,687
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of preferred shares for settlement of dividends	$358,638	$-
Issuance of preferred shares for settlement of accrued expenses	$-	$83,221
Operating lease liabilities from obtaining operating lease right-of-use assets	$-	$55,600

See accompanying notes to consolidated financial statements

PAID, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019
NOTE 1. ORGANIZATION

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

BeerRun Software (“BeerRun”) is a brewery management and Alcohol and Tobacco Tax and Trade Bureau tax reporting software. Small craft brewers can utilize the product to manage brewery schedules, inventory, packaging, sales and purchasing. Tax reporting can be processed with a single click and is fully customizable by state or province. The software is designed to integrate with QuickBooks accounting platforms by using our powerful sync engine. We currently offer two versions of the software BeerRun and BeerRun Light which excludes some of the enhanced features of BeerRun without disrupting the core functionality of the software. Additional features include Brewpad and Kegmaster and can be added on to the base product. Craft brewing is on the rise in the United States, and we feel that there is a large potential to grow this portion of our business.

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

NOTE 2. LIQUIDITY AND MANAGEMENT’S PLANS

For the year ended December 31, 2020, the Company reported cash and cash equivalents of $1,644,210 and cash flow from operations of $1,100,809 with working capital of $218,615. The Company has reported an operating loss of $2,131,474 for the year ended December 31, 2020 and has an accumulated deficit of $69,625,790 at December 31, 2020.

Management believes that the continued growth of the new PAID platform of services in addition to the continued profitability of ShipTime’s services will return a valuable impact on the Company’s success in the future. The ongoing positive cash flows from operations is a significant indicator of our successful transition to the new shipping and eCommerce services. In addition to the existing services provided, ShipTime will launch products in the United States that are complementary to the current offerings. The Company also continues to seek alternate sources of capital to support future operations.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of March 2022 and will have a positive impact on the Company for the foreseeable future.

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

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 96% of its revenues from Canada and 4% from the U.S. during the year ended December 31, 2020, compared to 97% of its revenues from Canada and 3% from the U.S. during the year ended December 31, 2019.

At December 31, 2020 and 2019, the Company maintained 100% of its net property and equipment in Canada.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 2020 and 2019, the components of comprehensive income (loss) consist solely of foreign currency translation gains (losses).

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

At December 31, 2020 and 2019, the Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an initial maturity of three months or less to be cash equivalents. Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Concentration of Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to USD $250,000 and the Canadian Depositors Insurance Corporation (“CDIC”) up to CAD $100,000. At December 31, 2020, the Company had amounts that exceeded the CDIC insurance limits but none that were in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2020, and 2019, the Company recorded a provision for doubtful accounts of $20,125 and $0, respectively.

For the years ended December 31, 2020 and 2019, no revenues from any one individual customer accounted for more than 10% of the total revenues. As of December 31, 2020, there was no customer that accounted for more than 10% of the accounts receivable balance, As of December 31, 2019, there was one customer that accounted for 39% of the accounts receivable balance.

Advanced Royalties

Advanced royalties represented amounts the Company had advanced to certain customers and were recoverable against future royalties earned by the customers. In connection with one of the Company’s advance royalties with a client, the Company guaranteed that shares of common stock would sell for at least $60.00 per share.  If the shares are not at the required $60.00 per share when they are sold, the Company has the option of issuing additional shares at their fair value or making cash payments for the difference between the guaranteed price per share and the fair value of the stock.  The change in fair value was ($3,688) for the year ended December 31, 2019. The Company would have disputed this obligation if demanded by the client; further, pursuing any action by the client was required to be filed within six years of the time of the original issuance and during the year ended December 31, 2019, the Company believed the time for pursuing an action expired. As a result of the expiration the Company eliminated this obligation from its consolidated balance sheet and recorded $880,553 in other income during the year ended December 31, 2019.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the years ended December 31, 2020 and 2019. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenues principally from fees for coordinating shipping services, sales of shipping calculator subscriptions, brewery management software subscriptions, merchant processing services and client services (see Note 4).

Cost of Revenues

Cost of revenues includes carrier services, web hosting, data storage, and commissions, carrier insurance costs and merchant processing interchange fees.

Operating Expenses

Operating expenses include indirect expenses, including credit card processing fees, marketing, payroll, travel, facility costs, amortization of intangible assets and other general and administrative expenses.

Advertising

Advertising costs are charged to expense as incurred. For the years ended December 31, 2020 and 2019, advertising expense totaled $104,121 and $165,941, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Share-Based Compensation

The Company grants options to purchase the Company’s common stock to employees, directors and consultants under stock option plans. The benefits provided under these plans are share-based payments that the Company accounts for using the fair value method. In addition, the Board of Directors approved an amendment to ShipTime’s December 30, 2016 Warrant Agreement with an entity controlled by the Company’s Interim CEO/CFO to reprice the outstanding warrants. The modification of the warrant resulted in a charge to the Company’s share-based compensation expense. In addition, during 2021, the Company's board of directors granted shares of common stock valued at the closing price on the date of the grant, for 2019 and 2020 bonuses and 2021 signing bonus to the Interim CEO/CFO (See Note 10 and Note 13).

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2020 and 2019 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of December 31, 2020 and 2019, no excess tax benefits for tax deductions related to share-based awards were recognized from any stock options exercised in the years ended December 31, 2020 and 2019 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s consolidated balance sheets at December 31, 2020 and 2019.

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

For the year ended December 31, 2020, there were no dilutive shares that were included in the diluted earnings (loss) per share as their effect would have been anti-dilutive for the year then ended.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31:

	2020	2019
Numerator:	$(2,261,085)	$90,006
Net income (loss) available to common shareholders
Denominator:
Basic weighted-average shares outstanding	5,469,908	1,614,817
Effect of dilutive securities	-	54,361
Diluted weighted-average shares outstanding	5,469,908	1,669,178
Net income (loss) per share attributed to common stockholders – basic	$(0.41)	$0.06
Net income (loss) per share attributed to common stockholders - diluted	$(0.41)	$0.05

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s five reportable segments are managed separately based on fundamental differences in their operations. At December 31, 2020, the Company operated in the following five reportable segments:

a)
Client services;
b)
Shipping calculator services;
c)
Brewery management software;
d)
Merchant processing services;
e)
Shipping coordination and label generation services; and
f)
Corporate operations.

The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision makers are the interim Chief Executive Officer and Chief Financial Officer.

The following table compares total revenues for the years indicated.

	Years Ended
	December 31, 2020	December 31, 2019
Client services	$3,541	$19,395
Brewery management software	114,881	193,150
Shipping calculator services	27,845	148,035
Merchant processing services	425,839	2,011
Shipping coordination and label generation services	12,348,683	10,185,704
Total revenues, net	$12,920,789	$10,548,295

The following table compares total income (loss) from operations for the years indicated.

	Years Ended
	December 31, 2020	December 31, 2019
Client services	$2,775	$14,739
Brewery management software	49,601	51,612
Shipping calculator services	6,274	108,512
Merchant processing services	104,958	(673)
Shipping coordination and label generation services	679,130	(100,771)
Corporate operations	(2,974,212)	(785,452)
Total loss from operations	$(2,131,474)	$(712,033)

During 2020, the Company recorded depreciation and amortization of $488,745 which was solely related to the shipping coordination and label generations service segment of the Company.

Recent Accounting Pronouncements

  In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments”, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The Company’s adoption of ASU 2016-13 on January 1, 2020 had no impact on its consolidated financial position, results of operations, cash flows or disclosures.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The Company’s adoption of ASU 2018-13 on January 1, 2020 had no impact on its consolidated financial position, results of operations, cash flows or disclosures.

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

Beginning in 2018, customers were offered airline miles as a reward in lieu of a cash rebate. As a result, the CFIB allowed the Company to release the funds held in trust for unused customer rebates back to cash and cash equivalents. As the Company transitioned from cash rebates to airline mile rewards, customers were allowed to convert their existing cash rebate balances to airline miles at the rate of 10 miles per $1 of rebates. For the year ended December 31, 2019, the Company recognized $8,066 of other income related to the conversion of airline miles as the cost was less than the value of the cash rebated exchanged. In December 2019, the Company recognized $95,500 of other income related to the expiration of the cash rebates. Unused airline miles are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. During the second quarter of 2019 the prepaid miles purchased to be awarded to customers were scheduled to expire. Aeroplan granted permission for a one-time transfer of the balance of the prepaid miles to the Company’s Aeroplan account. As a result, the Company recorded an expense in the amount of $32,102 for the year ended December 31, 2019.

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

Merchant processing revenue consists of fees a seller pays us to process their payment transactions and is recognized upon authorization of a transaction. Revenue is recognized net of estimated refunds, which are reversals of transactions initiated by sellers. We act as the merchant of record for our sellers, which puts us in their shoes with respect to card networks and puts the risk for refunds and chargebacks on us. The gross transaction fees collected from sellers is recognized as revenue as we are the primary obligor to the seller and are responsible for processing the payment, have latitude in establishing pricing with respect to the sellers and other terms of service, have sole discretion in selecting the third party to perform the settlement, and assume the credit risk for the transaction processed.

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

 Merchant processing customers receive a merchant identification number which allows them to process credit card transactions. Once the transaction is approved, the funds are distributed in an overnight feed and the Company has met its performance obligation.

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

Revenues are recorded net of variable consideration, such as rebates, refunds and cancellations.

Warranties

The Company’s products and services are provided on an “as is” basis and no warranties are included in the contracts with customers. Also, the Company does not offer separately priced extended warranty or product maintenance contracts.

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $171,785 and $131,561 at December 31, 2020 and 2019, respectively. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $9,046 and $5,338 at December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, the Company recognized revenues of $5,338 and $40,152, respectively, related to contract liabilities outstanding at the beginning of each year.

NOTE 5. PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	2020	2019
Computer equipment and software	$139,551	$139,328
Office furniture and equipment	70,348	69,343
Website development costs	402,306	400,866
	612,205	609,537
Accumulated depreciation	(552,357)	(519,830)
	$59,848	$89,707

Depreciation expense of property and equipment for the years ended December 31, 2020 and 2019 amounted to $29,830 and $26,814, respectively.

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

              In addition, the Company has various intangible assets from past business combinations.

At December 31 2020, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$839,816	$620,094	$4,928,102	$6,404,012
Accumulated amortization	(16,000)	(668,929)	(620,094)	(1,465,569)	(2,770,592)
	$-	$170,887	$-	$3,462,533	$3,633,420

                At December 31, 2019, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$826,098	$611,333	$4,851,093	$6,304,524
Accumulated amortization	(16,000)	(492,783)	(611,333)	(1,135,836)	(2,255,952)
	$-	$333,315	$-	$3,715,257	$4,048,572

Amortization expense of intangible assets for the years ended December 31, 2020 and 2019 was $458,915 and $463,436, respectively.

Amortization of intangible assets for the next five years ending December 31 are as follows:

Year Ended December 31,
2021	482,236
2022	314,279
2023	314,279
2024	314,279
2025	314,279
Total 5 year amortization	$1,739,352

NOTE 7. ACCRUED EXPENSES

At December 31, accrued expenses consist of the following:

	2020	2019
Payroll and related costs	$25,319	$1,797
Professional and consulting fees	-	960
Royalties	47,803	47,803
Accrued cost of revenues	170,928	114,455
Sales tax	31,902	31,902
Other	302	10,869
Total	$276,254	$207,786

NOTE 8. NOTE PAYABLE

In August 2018, the Company entered into a note payable with a shareholder to repurchase common and preferred shares. The note was an interest-free, six-month note for CAD $122,400 with payment terms of six equal installments of CAD $20,400. This note was paid in full in the first quarter of 2019.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Matters

              In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2020, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment. As of December 31, 2020, in the opinion of management, the Company had no pending litigation and disputes that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

NOTE 10. SHAREHOLDERS’ EQUITY

                Preferred Stock

                The Company’s amended Certificate of Incorporation authorizes the issuance of 20,000,000 shares of blank-check preferred stock at $0.001 par value. The Board of Directors will be authorized to fix the designations, rights, preferences, powers and limitations of each series of the preferred stock.

 The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. For the years ended December 31, 2020 and 2019, the annual coupon is $28,532 and $192,005, respectively. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. In April 2019, the Company paid the annual coupon for the year ended December 31, 2017. The Company paid the 2018 and 2019 coupon payments totaling $358,638 by issuing 126,727 preferred shares and a cash payment of $26,252 for the 2020 coupon payment through March 2020. During 2019, the Board of Directors satisfied 2018 accrued executive compensation by means of issuance of 653,866 preferred shares valued at $83,221. In 2020, all 4,565,305 shares of Series A Preferred Stock were exchanged for common stock (see below). As of December 31, 2020, there are no outstanding shares of Series A Preferred Stock.

               Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The Company made available to its ShipTime Canada exchangeable preferred shareholders the one-time option to convert existing book entry preferred shares and exchangeable rights to preferred shares into PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholder the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. During 2020, two shareholders sold 500 ShipTime exchangeable shares which were subsequently exchanged for 178,000 common shares. In total, the Company has reserved for future issuance of 2,213,608 shares of PAID common stock with respect to the remaining 6,218 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of December 31, 2020 for financial reporting purposes.

During 2020, the Company issued 274,120 shares of PAID common stock as a result of the exercise of an investor warrant for 770 ShipTime exchangeable shares. The Company received gross proceeds of $35,636 in connection with the warrant exercise. On March 29, 2021, the Company's Board of Directors authorized the issuance of 1,050,000 bonus shares of PAID common stock to the interim CEO/CFO for services rendered during 2019 and 2020. This bonus was valued at $2,005,500 based on the closing price of the Company's common stock at March 29, 2021 and is recorded in accrued common stock bonus in shareholders’ equity at December 31, 2020. These shares were issued in March 2021.

Share-Based Incentive Plans

During the years ended December 31, 2020 and 2019, the Company had four stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

On March 23, 2018, the Board of Directors voted to approve the 2018 Stock Option Plan which reserves 450,000 non-qualified stock options to be granted to employees. On November 10, 2020 the board voted to increase the 2018 Stock Option Plan from 450,000 options to 900,000 options. The Company granted 136,020 stock options to employees and consultants during the year ended December 31, 2019. For the year ended December 31, 2020, the Company granted 105,000 stock options to employees, consultants and directors. The 2020 options have vesting periods of immediately and over a three-year period, they expire if not exercised within ten years from grant date, and the exercise price is $2.885 per share. During 2020, as a result of the termination of several employees, the Company recorded 61,948 expired options and an additional 20,459 that were cancelled.

Active Plans:

2018 Plan

On March 23, 2018, the Company adopted the 2018 Non-Qualified Stock Option Plan (the "2018 Plan"). The purpose of the 2018 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10-year contractual term and have a vesting period that ranges from one hundred percent on the date of grant to fully vest over a two-year period. There are currently 591,210 shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2020 is as follows:
	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2020	286,197	$3.50
Granted	105,000	2.89
Cancelled/Expired	(82,407)	3.68
Exercised	-	-
Options outstanding at December 31, 2020	308,790	$3.24

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan"). The purpose of the 2012 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10-year contractual term and vest one hundred percent on the date of grant. There are no shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2020 is as follows:
	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2020	36,000	$0.98
Granted	-	-
Cancelled	-	-
Exercised	-	-
Options outstanding at December 31, 2020	36,000	$0.98

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"). Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.98 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10-year contractual term and have vesting periods that range from one hundred percent on the date of grant to one-third immediately, one-third vesting in 18 months and the final one-third vesting in 36 months from the date of the grant. There are no shares reserved for issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2020 is as follows:
	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2020	43,000	$3.00
Granted	-	-
Cancelled	-	-
Exercised	-	-
Options outstanding at December 31, 2020	43,000	$3.00

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 60,000 shares. The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant. There are no shares reserved for issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2020 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2020	16,000	$23.33
Granted	-	-
Cancelled	-	-
Exercised	-	-
Options outstanding at December 31, 2020	16,000	$23.33

              Fair value of issuances

The fair value of the Company's option grants under the 2018, 2012, 2011, and 2002 Plans was estimated at the date of grant using the Black-Scholes-Merton model with the following weighted average assumptions:

	2020	2019
Expected term (based upon historical experience)	5.0-5.8 years	5.0 years
Expected volatility	143 - 159%	178-180%
Expected dividends	None	None
Risk free interest rate	0.46%	2.05 – 2.4%

For the years ended December 31, 2020 and 2019, the Company recorded total share-based compensation expense related to accrued common stock bonus and stock options of $2,133,808 and $407,974, respectively, which is recorded in share-based compensation expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

The Company has unrecognized share-based compensation expense of $178,349 for options outstanding as of December 31, 2020 which will be recognized over the weighted average period of approximately three years.

Information pertaining to options outstanding and exercisable at December 31, 2020 is as follows:

Options Outstanding			Options Exercisable
Exercise Prices	Number of shares	Weighted Average Remaining contractual Life (In Years)	Number of shares	Weighted Average Remaining contractual Life (In Years)
$0.98	52,500	2.93	52,500	2.93
$2.89	105,000	9.87	51,667	9.87
$2.92	52,500	8.13	47,500	8.13
$3.00	65,000	8.62	46,667	8.62
$3.30	37,500	6.75	37,500	6.75
$3.50	7,590	7.76	7,590	7.76
$4.10	78,700	7.23	78,700	7.23
$72.50	5,000	0.86	5,000	0.86
	403,790	7.58	327,124	7.14

Summary of all stock option plans activity during the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	381,197	$4.03
Granted	105,000	2.89
Cancelled/Expired	(82,407)	3.68
Exercised	-	-
Options outstanding and expected to vest at December 31, 2020	403,790	$3.81	7.58	$57,488
Options exercisable at December 31, 2020	327,124	$4.02	7.14	$57,488

The aggregate intrinsic value of options is calculated as the difference between the exercise price of options and the fair value of the Company’s common stock.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. On August 14, 2020, the Board of Directors approved an amendment to ShipTime’s December 30, 2016 Warrant Agreement with an entity controlled by the Company’s Interim CEO/CFO to reprice the outstanding warrants. The modification of the warrant resulted in a charge to the Company’s share-based compensation expense of $318,893.  As of December 31, 2020, there were no outstanding warrants.

NOTE 11. INCOME TAXES

The Company’s income (loss) before taxes includes the following components for the years ended December 31:

	2020	2019
U.S.	$(2,537,388)	$277,014
Foreign	427,042	2,793
	$(2,110,346)	$279,807

The Company is subject to taxation in the U.S., Canada, and Massachusetts. The provision (benefit) for income taxes for the years ended December 31 are summarized below:

	2020	2019
Current:
Federal	$-	$-
State	500	456
Foreign	250,711	62,135
Total current	251,211	62,591

Deferred:
Federal	-	-
State	-	-
Foreign	(129,004)	(64,795)
Total deferred	(129,004)	(64,795)
Income tax provision (benefit)	$122,207	$(2,204)

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s income (loss) before income tax provision (benefit) to the income tax provision (benefit) is as follows for the years ended December 31:

	2020	2019
U.S. federal statutory tax rate	21.00%	21.00%
State tax benefit, net	7.52%	7.62%
Stock compensation	(5.16)%	8.79%
Attributes expiration	(38.04)%	114.46%
Other	(0.85)%	1.82%
Valuation allowance	9.75%	(154.66)%
Effective income tax rate	(5.78)%	(0.97)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows as of December 31:

	2020	2019
Deferred taxes:
NOLs	$9,456,605	$10,155,715
Inventory and other reserves	24,128	-
Stock based compensation expense	853,239	380,544
Lease liability	25,151	32,576
Accruals	1,892	-
Other	96	96
Total deferred tax assets	10,361,111	10,568,931
Depreciation and amortization	(908,380)	(1,012,528)
Right-of-use assets	(24,767)	(31,929)
Valuation allowance	(10,388,911)	(10,594,663)
Net deferred tax liabilities	$(960,947)	$(1,070,189)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The reduction in the valuation allowance is approximately $206,000 and $432,000 in 2020 and 2019, respectively.

As of December 31, 2020, the Company had net operating loss carryforwards for federal income tax purposes of approximately $41,093,000. Of the total amount approximately $494,000 were generated after January 1, 2018, and therefore will not expire but can only be used to offset 80 percent of future taxable income. The remaining amount of approximately $40,599,000 expire beginning in the year 2021. As of December 31, 2020, the Company had net operating loss carryforwards for state income tax purposes of approximately $12,559,000 which expire beginning in the year 2030.

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

A valuation allowance of 100% has been established in respect of the deferred income tax assets due to the uncertainty of the Company’s utilization of such deferred tax assets for the U.S. federal and state on each of the Company’s consolidated balance sheets at December 31, 2020 and 2019.

The income tax provision at December 31, 2020 reflects a full accounting of tax filings under ASC Subtopic 740-10. Paid, Inc. is subject to U.S. federal and Massachusetts state tax. With limited exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2017. Generally, the tax years remain open for examination by the Federal authority under three-year statute of limitation; however, states generally keep their statute open for four years. In addition, the Company's tax years from inception are subject to limited examination by the United States and Massachusetts authorities due to the carry forward of unutilized net operating losses. ShipTime is subject to taxation in Canada and Ontario. The Company recognizes interest and penalties, as estimated or incurred, as general and administrative expense.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Due to the Company's history of net operating losses, the CARES Act is not expected to have a material impact on the Company's financial statements.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief, tax and health extenders. The Company will continue to evaluate the impact of the CAA and its impact on our financial statements in 2021 and beyond.

NOTE 12. Leases

We have an operating lease for our corporate offices in Canada and finance leases for furniture and equipment. Our leases have remaining lease terms of six months to thirty-two months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

We report operating leased assets, as well as operating lease current and noncurrent obligations on our consolidated balance sheets for the right to use the building in our business. Our finance leases represent furniture and office equipment; we report the furniture and equipment, as well as finance lease current and noncurrent obligations on our consolidated balance sheets.

Generally, interest rates are stated in our leases for equipment. When no interest rate is stated in a lease, however, we review the interest rates implicit in our recent finance leases to estimate our incremental borrowing rate. We determine the rate implicit in a lease by using the most recent finance lease rate, or other method we think most closely represents our incremental borrowing rate.

The components of lease expense for the years ended December 31, were as follows:

	2020	2019
Operating lease cost	$38,163	$31,009

Finance lease cost:
Amortization of leased assets	$10,813	$10,636
Interest on lease liabilities	832	1,669
Total finance lease cost	$11,645	$12,305

Supplemental cash flow information related to leases for the years ended December 31, was as follows:

	2020	2019
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$39,583	$30,960
Operating cash flows from finance leases	$832	$1,669
Financing cash flows from finance leases	$9,627	$8,821

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$55,600
Finance leases	$-	$-

Supplemental balance sheet information related to leases was as follows:

December 31, 2020
Operating leases:
Operating lease right-of-use assets	$93,457
Current portion of operating lease obligations	$33,118
Operating lease obligations, net of current portion	61,794
Total operating lease liabilities	$94,912

Finance leases:
Property and equipment, at cost	$54,066
Accumulated depreciation	(48,659)
Property and equipment, net	$5,407

Current portion of finance lease obligations	$2,844
Finance lease obligations, net of current portion	-
Total finance lease liabilities	$2,844

Year Ended December 31, 2020
Weighted Average Remaining Lease Term
Operating lease	2.6 years
Finance leases	0.3 years

Weighted Average Discount Rate
Operating lease	9.0%
Finance leases	9.7%

Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitment as of December 31, 2020 is as follows:

Years ending December 31,	Total
2021	$40,869
2022	40,869
2023	25,274
Total lease liabilities	107,012
Less amount representing interest	(12,100)
Total	94,912
Less current portion	(33,118)
$61,794

The following is a schedule of minimum future rentals on the non-cancelable finance leases as of December 31, 2020:

Year ending December 31,	Total
2021	$2,919
Total minimum payments required:	2,919
Less amount representing interest:	(75)
Present value of net minimum lease payments:	2,844
Less current portion	(2,844)
$-

NOTE 13. SUBSEQUENT EVENTS

On March 29, 2021, the Board of Directors approved the issuance of 250,000 shares of PAID common stock valued at $1.91 per share to W. Austin Lewis IV as it relates to his 2021 employment agreement, of which 125,000 of the shares are subject to repurchase at the award value of $1.91 per share if Mr. Lewis terminates employment prior to January 1, 2022, as defined in the employment agreement. Total shares issued of PAID common stock to Mr. Lewis on March 29, 2021 were 1,300,000 (see Note 10).

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

4.3	Form of Warrant to Lewis Asset Management with respect to Promissory Note dated April 29, 2009 (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on May 12, 2009)
10.1+	2002 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.17 to Form 10-KSB filed on March 31, 2003)
10.2+	2011 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 99.1 to Form S-8 filed on February 2, 2011)
10.3	2018 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.35 to Form 10-K filed on April 1, 2019 )
10.4+	PAID, Inc. 2012 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on October 18, 2012)
10.5+
Agreement for Non-Qualified Stock Option under the PAID, Inc. 2012 Non-Qualified Stock Option Plan awarded to W. Austin Lewis, IV, dated October 15, 2012 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on October 18, 2012)

10.6+
Agreement for Non-Qualified Stock Option under the PAID, Inc. 2011 Non-Qualified Stock Option Plan awarded to W. Austin Lewis, IV, dated August 8, 2012 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on October 18, 2012)

10.7
Amalgamation Agreement dated September 1, 2016 by and among PAID, Inc., emergeIT, Inc., 2534845 Ontario Inc. and 2534841 Ontario Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 23, 2016)

10.8	Exchange and Call Rights Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 23, 2016)
10.9	Support Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 23, 2016)
10.10+	Employment Agreement for Allan Pratt (incorporated by reference to Exhibit 10.6 to Form 8-K filed on December 23, 2016)
10.11	Employment Agreement for W. Austin Lewis IV
10.12	Non-Compete Agreement for W. Austin Lewis IV
31.1*	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.0*	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*filed herewith
+Indicates a management contract or any compensatory plan, contract or arrangement