Form 10-Q
period 2021-03-31
PAID INC
filed 2021-05-14
CIK 1017655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, the issuer had outstanding 7,755,164 shares of its Common Stock.

PAID, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAID, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31,
	(Unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,026,002	$1,644,210
Accounts receivable, net	244,393	171,785
Prepaid expenses and other current assets	141,668	184,366
Total current assets	2,412,063	2,000,361

Property and equipment, net	55,187	59,848
Intangible assets, net	3,562,321	3,633,420
Operating lease right-of-use assets	86,723	93,457
Total assets	$6,116,294	$5,787,086

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,474,209	$1,460,484
Finance leases - current portion	1,457	2,844
Accrued expenses	461,004	276,254
Contract liabilities	10,258	9,046
Operating lease obligations – current portion	34,889	33,118
Total current liabilities	1,981,817	1,781,746
Long-term liabilities:
Operating lease obligations – net of current portion	53,009	61,794
Deferred tax liability, net	974,477	960,947
Total liabilities	3,009,303	2,804,487
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 7,789,004 shares issued and 7,755,164 shares outstanding at March 31, 2021, 6,489,004 shares issued and 6,455,164 shares outstanding at December 31, 2020	7,789	6,489
Accrued common stock bonus	-	2,005,500
Additional paid-in capital	72,351,299	70,083,486
Accumulated other comprehensive income	611,273	570,761
Accumulated deficit	(69,805,523)	(69,625,790)
Common stock in treasury, at cost, 33,840 shares at March 31, 2021 and December 31, 2020	(57,847)	(57,847)
Total shareholders' equity	3,106,991	2,982,599

Total liabilities and shareholders' equity	$6,116,294	$5,787,086

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues, net	$3,512,773	$2,675,322
Cost of revenues	2,633,758	2,024,176
Gross profit	879,015	651,146

Operating expenses:
Salaries and related	430,175	399,182
General and administrative	243,165	270,952
Share-based compensation	263,613	(20,789)
Amortization of other intangible assets	121,395	114,543
Total operating expenses	1,058,348	763,888
Loss from operations	(179,333)	(112,742)
Provision for income taxes	400	500
Net loss	(179,733)	(113,242)
Preferred dividends	-	(28,532)
Net loss available to common shareholders	$(179,733)	$(141,774)

Net loss per share – basic and diluted	$(0.03)	$(0.04)
Weighted average number of common shares outstanding – basic and diluted	6,455,164	3,247,248
Condensed consolidated statements of comprehensive loss
Net loss	$(179,733)	$(113,242)
Other comprehensive loss:
Foreign currency translation adjustments	40,512	(235,181)
Comprehensive loss	$(139,221)	$(348,423)

        See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2021	2020
Cash flows from operating activities:
Net loss	$(179,733)	$(113,242)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	127,980	122,404
Amortization of operating lease right-of-use assets	7,993	6,880
Provision for bad debts	-	20,125
Share-based compensation	263,613	(20,789)
Changes in assets and liabilities:
Accounts receivable	(71,038)	(48,761)
Prepaid expenses and other current assets	43,852	27,395
Accounts payable	(4,540)	67,016
Accrued expenses	180,803	40,095
Contract liabilities	1,076	1,381
Operating lease obligations	(8,292)	(7,061)
Net cash provided by operating activities	361,714	95,443

Cash flows from investing activities:
Purchase of property and equipment	(1,120)	-
Net cash used in investing activities	(1,120)	-

Cash flows from financing activities:
Payments on finance leases	(1,417)	(2,316)
Payments of preferred dividends	-	(26,252)
Net cash used in financing activities	(1,417)	(28,568)

Effect of exchange rate changes on cash and cash equivalents	22,615	(41,874)
Net change in cash and cash equivalents	381,792	25,001
Cash and cash equivalents, beginning of period	1,644,210	475,881
Cash and cash equivalents, end of period	$2,026,002	$500,882

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$400	$500
Interest	$57	$281

SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of common shares in settlement of accrued expenses	$2,005,500	$-
Issuance of preferred shares in settlement of dividends	$-	$358,683

See accompanying notes to condensed consolidated financial statements

PAID, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	Common Stock		Accrued Common	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Bonus	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2021	6,489,004	$6,489	$2,005,500	70,083,486	$570,761	$(69,625,790)	(33,840)	$(57,847)	$2,982,599
Foreign currency translation adjustment	-	-	-	-	40,512	-	-	-	40,512
Share-based compensation expense	-	-	-	24,863	-	-	-	-	24,863
Issuance of common stock for accrued bonus and compensation	1,300,000	1,300	(2,005,500)	2,242,950	-	-	-	-	238,750
Net loss	-	-	-	-	-	(179,733)	-	-	(179,733)
Balance, March 31, 2021	7,789,004	$7,789	$-	72,351,299	$611,273	$(69,805,523)	(33,840)	$(57,847)	$3,106,991

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2020	4,438,578	$4,439	1,648,657	$1,649	$69,242,412	$512,894	$(67,008,347)	(33,840)	(57,847)	$2,695,200
Foreign currency translation adjustment	-	-	-	-	-	(235,181)	-	-	-	(235,181)
Share-based compensation expense	-	-	-	-	(20,789)	-	-	-	-	(20,789)
Preferred dividends paid in shares	126,727	127	-	-	358,511	-	(358,638)	-	-	-
Exchange of Preferred to Common	(4,125,500)	(4,126)	4,126,422	4,126	-	-	-	-	-	-
Preferred dividends paid	-	-	-	-	-	-	(26,252)	-	-	(26,252)
Net loss	-	-	-	-	-	-	(113,242)	-	-	(113,242)
Balance, March 31, 2020	439,805	$440	5,775,079	$5,775	$69,580,134	$277,713	$(67,506,479)	(33,840)	$(57,847)	$2,299,736

See accompanying notes to condensed consolidated financial statements

PAID, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021

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

General Presentation and Basis of Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 that was filed on March 31, 2021.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited consolidated financial statements, and these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2021.

Liquidity and Management’s Plans

For the three months ended March 31, 2021, the Company reported cash and cash equivalents of $2,026,002 and cash flows from operations of $361,714 and net working capital of $430,246. The Company has reported an operating loss of $179,333 for the period ended March 31, 2021 and has an accumulated deficit of $69,805,523 at March 31, 2021.

Management believes that the growth of the PAID platform of services in addition to the continued profitability of ShipTime’s services will return a valuable impact on the Company’s success in the future. The ongoing positive cash flows from operations is a significant indicator of our successful transition to the new shipping and eCommerce services. In addition to the existing services provided, ShipTime will launch products in the United States that are complementary to the current offerings. The Company also continues to seek alternate sources of capital to support future operations.

Although there can be no assurances, the Company believes that the above management plans will be sufficient to meet the Company's working capital requirements through the end of May 2022 and will have a positive impact on the Company for the foreseeable future.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at March 31, 2021 and December 31, 2020. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the three months ended March 31, 2021 compared to 95% from Canada and 5% from the U.S. during the three months ended March 31, 2020.

At March 31, 2021, the Company maintained 100% of its property and equipment net of accumulated depreciation in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three months ended March 31, 2021. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Revenues are recorded net of variable consideration, such as rebates, refunds, and cancellations.

Warranties

The Company’s products and services are provided on an “as is” basis and no warranties are included in the contracts with customers. Also, the Company does not offer separately priced extended warranty or product maintenance contracts.

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $244,393 and $171,785 as of March 31, 2021 and December 31, 2020, respectively. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $10,258 and $9,046 at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company recognized revenues of $9,046, related to contract liabilities outstanding at the beginning of the year.

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

For the three months ended March 31, 2021 and 2020, there were approximately 36,000 and 48,000, respectively, of potentially dilutive shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive.

The Company computes its income (loss) applicable to common shareholders by adding/subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, and any deemed dividends or discounts on redeemed preferred stock from its reported net income (loss) and reports the same on the face of the condensed consolidated statements of operations and comprehensive loss.

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s five reportable segments are managed separately based on fundamental differences in their operations. At March 31, 2021, the Company operated in the following five reportable segments:

a.
Client services;
b.
Shipping calculator services;
c.
Brewery management software;
d.
Merchant processing services;
e.
Shipping coordination and label generation services; and
f.
Corporate operations

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision maker is the Chief Executive Officer/Chief Financial Officer.

The following table compares total revenue for the periods indicated.
	Three Months Ended
	March 31, 2021	March 31, 2020
Client services	$1,283	$99
Shipping calculator services	5,863	8,322
Brewery management software	19,200	37,106
Merchant processing services	12,525	92,910
Shipping coordination and label generation services	3,473,902	2,536,885
Total revenues	$3,512,773	$2,675,322

The following table compares total loss from operations for the periods indicated.

	Three Months Ended
	March 31, 2021	March 31, 2020
Client services	$969	$99
Shipping calculator services	2,011	4,751
Brewery management software	11,632	(4,882)
Merchant processing services	4,622	36,496
Shipping coordination and label generation services	(81,827)	(45,798)
Corporate operations	(116,740)	(103,408)
Total loss from operations	$(179,333)	$(112,742)

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and has determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed herein.

Recent Accounting Pronouncements

 In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes” to identify, evaluate, and improve areas of GAAP for which costs and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments for ASU No. 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company’s adoption of ASU No. 2019-12 in January 2021 had no impact on its consolidated financial position, results of operations, cash flows or disclosures.

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2021 (unaudited)	December 31, 2020
Payroll and related costs	$18,997	$25,319
Royalties	47,803	47,803
Accrued cost of revenues	361,323	170,928
Sales tax	31,902	31,902
Other	979	302
Total	$461,004	$276,254

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

In addition, the Company has various other intangibles from past business combinations.

At March 31, 2021, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$851,610	$627,626	$4,994,308	$6,489,544
Accumulated amortization	(16,000)	(720,904)	(627,626)	(1,562,693)	(2,927,223)
	$-	$130,706	$-	$3,431,615	$3,562,321

At December 31, 2020, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$839,816	$620,094	$4,928,102	$6,404,012
Accumulated amortization	(16,000)	(668,929)	(620,094)	(1,465,569)	(2,770,592)
	$-	$170,887	$-	$3,462,533	$3,633,420

Amortization expense of intangible assets for the three months ended March 31, 2021 and 2020 was $121,395 and $114,543, respectively.

Note 4. Commitments and Contingencies

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2020, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment. As of March 31, 2021, in the opinion of management, the Company had no pending litigation and disputes that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. For the year ended December 31, 2020, the annual coupon was $28,532. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. The Company paid the 2018 and 2019 coupon payments totaling $358,638 by issuing 126,727 preferred shares and a cash payment of $26,252 for the 2020 coupon payment for the three months ended March 31, 2020. In 2020, all 4,565,305 shares of Series A Preferred Stock were exchanged for common stock (see below). As of March 31, 2021 and December 31, 2020, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The Company made available to its ShipTime Canada exchangeable preferred shareholders the one-time option to convert existing book entry preferred shares and exchangeable rights to preferred shares into PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholder the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. During 2020, two shareholders sold 500 ShipTime exchangeable shares which were subsequently exchanged for 178,000 common shares. In total, the Company has reserved for future issuance of 2,213,608 shares of PAID common stock with respect to the remaining 6,218 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of March 31, 2021 for financial reporting purposes.

During 2020, the Company issued 274,120 shares of PAID common stock as a result of the exercise of an investor warrant for 770 ShipTime exchangeable shares. The Company received gross proceeds of $35,636 in connection with the warrant exercise. On March 29, 2021, the Company's Board of Directors authorized the issuance of 1,050,000 bonus shares of PAID common stock to the interim CEO/CFO for services rendered during 2019 and 2020. This bonus was valued at $2,005,500 based on the closing price of the Company's common stock at March 29, 2021 and is recorded in accrued common stock bonus in shareholders’ equity at December 31, 2020. These shares were issued on March 31, 2021. On March 29, 2021, the Board of Directors approved the issuance of 250,000 shares of PAID common stock valued at $1.91 per share to W. Austin Lewis IV as it relates to his 2021 employment agreement, of which 125,000 of the shares are subject to repurchase at the award value of $1.91 per share if Mr. Lewis terminates employment prior to January 1, 2022, as defined in the employment agreement.  These shares were issued on March 31, 2021.  The value of the shares that are subject to repurchase will be recognized ratably as share-based compensation expense over the next nine months.  Unrecognized compensation expense related to these shares is $238,750.

Share-based Incentive Plans

On March 23, 2018, the Board of Directors voted to approve the 2018 Stock Option Plan which reserves 450,000 non-qualified stock options to be granted to employees. The Company has three additional stock option plans that include both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. On November 10, 2020, the board voted to increase the 2018 Stock Option Plan from 450,000 options to 900,000 options. For the year ended December 31, 2020, the Company granted 105,000 stock options to employees, consultants and directors. The 2020 options have vesting periods of immediately and over a three-year period, they expire if not exercised within ten years from grant date, and the exercise price is $2.885 per share. During 2020, as a result of the termination of several employees, the Company recorded 61,948 expired options and an additional 20,459 that were cancelled. During 2021, the Company issued 10,000 stock options to one employee. These options have a three-year vesting schedule with one-third vesting immediately, one-third vesting in 18 months and the final one-third vesting in 36 months, they expire if not exercised in ten years from the grant date, and their exercise price is $1.91 per share.

For the three-month periods ended March 31, 2021 and 2020, the Company recorded $263,613 and ($20,789), respectively, of share-based compensation expense related to the vesting of applicable options granted in 2021 and prior years and the issuance of shares in the first quarter of 2021 for employment compensation.

Note 6. Leases

We have an operating lease for our corporate offices in Canada and finance leases for furniture and equipment. Our leases have remaining lease terms of two months to twenty-nine months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

The components of lease expense were as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease cost	$10,095	$9,707

Finance lease cost:
Amortization of leased assets	$2,741	$2,428
Interest on lease liabilities	57	281
Total finance lease cost	$2,798	$2,709

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$10,395	$9,880
Operating cash flows from finance leases	$57	$281
Financing cash flows from finance leases	$1,417	$2,316

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance leases	$-	$-

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$86,723	$93,457
Current portion of operating lease obligations	$34,889	$33,118
Operating lease obligations, net of current portion	53,009	61,794
Total operating lease liabilities	$87,898	$94,912

Finance leases:
Property and equipment, at cost	$54,825	$54,066
Accumulated depreciation	(52,083)	(48,659)
Property and equipment, net	$2,742	$5,407

Current portion of finance lease obligations	$1,457	$2,844
Finance lease obligations, net of current portion	-	-
Total finance lease liabilities	$1,457	$2,844

	March 31, 2021	December 31, 2020
Weighted Average Remaining Lease Term
Operating lease	2.4 years	2.6 years
Finance leases	0.2 years	0.3 years

Weighted Average Discount Rate
Operating lease	9.0%	9.0%
Finance leases	9.7%	9.7%

A summary of future minimum payments under non-cancellable operating lease commitment as of March 31, 2021 is as follows:

Years ending December 31,	Total
2021	32,042
2022	40,869
2023	25,274
Total lease liabilities	$98,185
Less amount representing interest	(10,287)
Total	87,898
Less current portion	(34,889)
$53,009

The following is a schedule of minimum future rentals on the non-cancelable finance leases as of March 31, 2021:

Year ending December 31,	Total
2021	1,480
Total minimum payments required:	1,480
Less amount representing interest:	(23)
Present value of net minimum lease payments:	1,457
Less current portion	(1,457)
$-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the fiscal year ended December 31, 2020 that was filed on March 31, 2021.

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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements for the years ended December 31, 2020 and 2019 included in our Form 10-K filed on March 31, 2021, as updated and amended in Note 1 of the Notes to Condensed Consolidated Financial Statements included herein. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020.

The following discussion compares the Company's results of operations for the three months ended March 31, 2021 with those for the three months ended March 31, 2020. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended March 31,
	2021	2020	% Change
Client services	$1,283	$99	1,196%
Brewery management software	19,200	37,106	(48)%
Shipping coordination and label generation services	3,473,902	2,536,885	37%
Merchant processing services	12,525	92,910	(87)%
Shipping calculator services	5,863	8,322	(30)%
Total revenues	$3,512,773	$2,675,322	31%

Revenues increased 31% in the first quarter primarily from the impact of new marketing services in combination with impact from the COVID-19 virus on the growth of our shipping coordination and label generation services.

Client services revenues increased $1,184 or 1,196% to $1,283 in the first quarter of 2021 compared to $99 in 2020. This increase is a result of the increase in movie posters auctions held during the quarter.

Brewery management software revenues decreased $17,906 to $19,200 in 2021 from $37,106 in 2020. The decrease in revenues is due to cancellations of several clients and limited marketing of the software to new clients.

Shipping coordination and label generation services revenues increased $937,017 or 37% to $3,473,902 in the first quarter of 2021 compared to $2,536,885 in 2020. The increase is attributable to the shift in online shipping as a result of the impact of the COVID-19 virus in addition to the change in pricing to retain customers in a competitive environment.

Merchant processing services is available to businesses that accept credit card processing online. This segment has had difficulties with the launch and has declined 87% from $92,910 to $12,525 in the first quarter of 2021. The Company is reevaluating the launch and preparing to combine these services with other Paid products for a re-release.

Shipping calculator services revenue decreased $2,459 or 30% to $5,863 in the first quarter of 2021 compared to $8,322 in 2020.  The decrease was primarily due to the reduction in volume for the remaining customer using this platform.

Gross Profit

Gross profit increased $227,869 or 35% in the first quarter of 2021 to $879,015 compared to $651,146 in 2020. Gross margin increased to 25% for the first quarter of 2021 compared to 24% in the first quarter of 2020. The increase in gross margin is a result of ongoing pricing evaluations of our shipping label generation services to remain competitive in the market. The increase in gross profit is due to additional marketing programs released in 2021 along with the impact of increased shipping label generation services as a result of the growth of e-commerce shopping due to the COVID-19 virus.

Operating Expenses

Total operating expenses in the first quarter 2021 were $1,058,348 compared to $763,888 in the first quarter of 2020, an increase of $294,460 or 39%. The increase is due to additional staffing added in 2021 along with the share-based compensation expense of $263,613 recorded in the first quarter.

Net Income (Loss)

The Company recorded a net loss in the first quarter of 2021 of ($179,733) compared to a net loss of ($113,242) for the same period in 2020. The net loss per share available to common shareholders for the first quarter of 2021 and 2020 was ($0.03) and ($0.04) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents provided by operating activities for the three months ended March 31, 2021 and 2020 is as follows:

	2021	2020
Net loss	$(179,733)	$(113,242)
Depreciation and amortization	127,980	122,404
Amortization of operating lease right-of-use assets	7,993	6,880
Share-based compensation	263,613	(20,789)
Provision for bad debt	-	20,125
Changes in assets and liabilities	141,861	80,065
Net cash provided by operating activities	$361,714	$95,443

Working Capital and Liquidity

The Company had cash and cash equivalents of $2,026,002 at March 31, 2021, compared to $1,644,210 at December 31, 2020. The Company had net working capital of $430,246 at March 31, 2021, an improvement of $211,631 compared to $218,615 at December 31, 2020. The increase in net working capital is attributable to the 31% growth of the Company’s revenues for 2021. The increase in cash and cash equivalents is due to the additional growth of the business along with the savings related to the decrease in consulting and travel expense.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of March 31, 2021, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

The Company has identified numerous material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2020.

Changes in Internal Control over Financial Reporting

The Company continues to evaluate the internal controls over financial reporting and is working toward implementation of corporate governance and operational process documentation.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2020, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment. As of March 31, 2021, in the opinion of management, the Company had no pending litigation and disputes that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 1A.     RISK FACTORS

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. The Company has reviewed the impact of COVID-19 during the last three months and has reported a positive effect on Company’s, financial condition, liquidity, results of operations, and cash flows.  At this time, it is not possible to determine the length of time the Company will benefit from the overall impact of COVID-19. However, it could have a material effect on the growth of the Company in the future. The Company continues to monitor the health and wellbeing of its employees across the US and Canada.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended March 31, 2021.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

Not Applicable

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

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: May 14, 2021		W. Austin Lewis, IV, CEO, CFO

LIST OF EXHIBITS

Exhibit No.	Description

10.1	Amendment to 2018 Non-Qualified Stock Option Plan
31.1	CEO and CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)