Form 10-Q
period 2021-06-30
PAID INC
filed 2021-08-16
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

COMMISSION FILE NUMBER 0-28720

(Exact Name of Registrant as Specified in its Charter)

Delaware	73-1479833
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

225 Cedar Hill Street, Marlborough, Massachusetts 01752

(Address of Principal Executive Offices) (Zip Code)

(617) 861-6050(Registrant’s Telephone Number, Including Area Code)

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

As of August 16, 2021, the issuer had outstanding 7,773,263 shares of its Common Stock.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31,
	(Unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,466,524	$1,644,210
Accounts receivable, net	221,382	171,785
Prepaid expenses and other current assets	48,865	184,366
Total current assets	2,736,771	2,000,361

Property and equipment, net	49,209	59,848
Intangible assets, net	3,486,841	3,633,420
Operating lease right-of-use assets	79,552	93,457
Total assets	$6,352,373	$5,787,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,456,866	$1,460,484
Finance leases - current portion	-	2,844
Accrued expenses	549,366	276,254
Contract liabilities	11,121	9,046
Operating lease obligations – current portion	36,165	33,118
Total current liabilities	2,053,518	1,781,746
Long-term liabilities:
Operating lease obligations – net of current portion	44,273	61,794
Deferred tax liability, net	987,728	960,947
Total liabilities	3,085,519	2,804,487
Commitments and contingencies
Shareholders’ equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 7,807,103 shares issued and 7,773,263 shares outstanding at June 30, 2021, 6,489,004 shares issued and 6,455,164 shares outstanding at December 31, 2020	7,807	6,489
Accrued common stock bonus	-	2,005,500
Additional paid-in capital	72,495,482	70,083,486
Accumulated other comprehensive income	657,299	570,761
Accumulated deficit	(69,835,887)	(69,625,790)
Common stock in treasury, at cost, 33,840 shares at June 30, 2021 and December 31, 2020	(57,847)	(57,847)
Total shareholders’ equity	3,266,854	2,982,599

Total liabilities and shareholders’ equity	$6,352,373	$5,787,086

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues, net	$4,015,810	$3,218,872	$7,528,583	$5,894,194
Cost of revenues	3,082,761	2,483,755	5,716,519	4,507,931
Gross profit	933,049	735,117	1,812,064	1,386,263

Operating expenses:
Salaries and related	453,274	350,038	883,449	749,220
General and administrative	240,236	179,194	483,401	450,146
Share-based compensation	144,201	2,778	407,814	(18,011)
Amortization of other intangible assets	125,146	110,893	246,541	225,436
Total operating expenses	962,857	642,903	2,021,205	1,406,791
Income (loss) from operations	(29,808)	92,214	(209,141)	(20,528)

Other income:
Other income, net	-	13,195	-	13,195
Total other income, net	-	13,195	-	13,195

Income (loss) before provision for income taxes	(29,808)	105,409	(209,141)	(7,333)
Provision for income taxes	556	-	956	500
Net income (loss)	(30,364)	105,409	(210,097)	(7,833)
Preferred dividends	-	-	-	(28,532)
Net income (loss) available to common shareholders	$(30,364)	$105,409	$(210,097)	$(36,365)

Net income (loss) per share – basic	$-	$0.02	$(0.03)	$(0.01)
Weighted average number of common shares outstanding - basic	7,759,142	5,977,878	7,110,755	4,612,563
Net income (loss) per share – diluted	$-	$0.02	$(0.03)	$(0.01)
Weighted average number of common shares outstanding - diluted	7,759,142	6,023,181	7,110,755	4,612,563
Condensed consolidated statements of comprehensive income (loss)
Net income (loss)	$(30,364)	$105,409	$(210,097)	$(7,833)
Other comprehensive income (loss):
Foreign currency translation adjustments	46,026	106,124	86,538	(129,057)
Comprehensive income (loss)	$15,662	$211,533	$(123,559)	$(136,890)

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2021	2020
Cash flows from operating activities:
Net loss	$(210,097)	$(7,833)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	259,919	240,939
Amortization of operating lease right-of-use assets	16,423	13,702
Provision for bad debts	-	20,125
Share-based compensation	407,814	(18,011)
Gain on sale of property and equipment	-	(733)
Changes in assets and liabilities:
Accounts receivable	(45,904)	(77,311)
Prepaid expenses and other current assets	137,899	(1,599)
Accounts payable	(39,938)	194,988
Accrued expenses	266,433	149,279
Contract liabilities	1,813	1,802
Operating lease obligations	(17,030)	(14,123)
Net cash provided by operating activities	777,332	501,225

Cash flows from investing activities:
Purchase of property and equipment	(1,120)	-
Proceeds from sale of property and equipment	-	733
Net cash provided by (used in) investing activities	(1,120)	733

Cash flows from financing activities:
Payments on finance leases	(2,907)	(4,616)
Payments of preferred dividends	-	(26,252)
Net cash used in financing activities	(2,907)	(30,868)
Effect of exchange rate changes on cash and cash equivalents	49,009	(16,511)

Net change in cash and cash equivalents	822,314	454,579

Cash and cash equivalents, beginning of period	1,644,210	475,881
Cash and cash equivalents, end of period	$2,466,524	$930,460

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$956	$500
Interest	$86	$496
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of common shares in settlement of accrued expenses	$2,005,500	$-
Issuance of preferred shares in settlement of dividends	$-	$358,683

See accompanying notes to condensed consolidated financial statements

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (Unaudited)

	Common Stock		Accrued Common Stock	Additional Paid-	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Bonus	in Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2021	6,489,004	$6,489	$2,005,500	$70,083,486	$570,761	$(69,625,790)	(33,840)	$(57,847)	$2,982,599
Foreign currency translation adjustment	-	-	-	-	40,512	-	-	-	40,512
Share-based compensation expense	-	-	-	24,863	-	-	-	-	24,863
Issuance of common stock for accrued bonus and compensation	1,300,000	1,300	(2,005,500)	2,242,950	-	-	-	-	238,750
Net loss	-	-	-	-	-	(179,733)	-	-	(179,733)
Balance, March 31, 2021	7,789,004	$7,789	$-	72,351,299	$611,273	$(69,805,523)	(33,840)	$(57,847)	$3,106,991
Foreign currency translation adjustment	-	-	-	-	46,026	-	-	-	46,026
Share-based compensation expense	-	-	-	104,201	-	-	-	-	104,201
Issuance of common stock for compensation	18,099	18	-	39,982	-	-	-	-	40,000
Net loss	-	-	-	-	-	(30,364)	-	-	(30,364)
Balance, June 30, 2021	7,807,103	$7,807	$-	72,495,482	$657,299	$(69,835,887)	(33,840)	$(57,847)	$3,266,854

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2020	4,438,578	$4,439	1,648,657	$1,649	$69,242,412	$512,894	$(67,008,347)	(33,840)	$(57,847)	$2,695,200
Foreign currency translation adjustment	-	-	-	-	-	(235,181)	-	-	-	(235,181)
Share-based compensation expense	-	-	-	-	(20,789)	-	-	-	-	(20,789)
Preferred dividends paid in shares	126,727	127	-	-	358,511	-	(358,638)	-	-	-
Exchange of Preferred to Common	(4,125,500)	(4,126)	4,126,422	4,126	-	-	-	-	-	-
Preferred dividends paid	-	-	-	-	-	-	(26,252)	-	-	(26,252)
Net loss	-	-	-	-	-	-	(113,242)	-	-	(113,242)
Balance, March 31, 2020	439,805	$440	5,775,079	$5,775	$69,580,134	$277,713	$(67,506,479)	(33,840)	$(57,847)	$2,299,736
Foreign currency translation adjustment	-	-	-	-	-	106,124	-	-	-	106,124
Share-based compensation expense	-	-	-	-	2,778	-	-	-	-	2,778
Exchange of Preferred to Common	(439,805)	(440)	439,805	440	-	-	-	-	-	-
Net income	-	-	-	-	-	-	105,409	-	-	105,409
Balance, June 30, 2020	-	$-	6,214,884	$6,215	$69,582,912	$383,837	$(67,401,070)	(33,840)	$(57,847)	$2,514,047

See accompanying notes to condensed consolidated financial statements

PAID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2021

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

ShipTime Canada Inc. (“ShipTime”) has developed a SaaS-based application, which focuses on the small and medium business segments. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small and medium businesses and through long-standing partnerships with selected associations throughout Canada.

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

General Presentation and Basis of Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 that was filed on March 31, 2021.

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

Liquidity and Management’s Plans

For the three months ended June 30, 2021, the Company reported cash and cash equivalents of $2,466,524 and cash flows from operations of $777,332 and net working capital of $683,253. The Company has reported a net loss of $210,097 for the six months ended June 30, 2021 and has an accumulated deficit of $69,835,887 at June 30, 2021.

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

Although there can be no assurances, the Company believes that the above management plans will be sufficient to meet the Company’s working capital requirements through the end of August 2022 and will have a positive impact on the Company for the foreseeable future.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Reclassification

Certain reclassifications have been made to prior year’s financial statements to conform to classifications used in the current year.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at June 30, 2021 and December 31, 2020. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the three and six months ended June 30, 2021. For the three months ended June 30, 2020, the Company derived approximately 93% of its revenues from Canada and 7% from the U.S. compared to 96% from Canada and 4% from the U.S. for the six months ended June 30, 2020.

At June 30, 2021, the Company maintained 100% of its property and equipment net of accumulated depreciation in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three and six months ended June 30, 2021 and 2020. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Significant Payment Terms

Pursuant to the Company’s contracts with its customers, amounts are collected up front primarily through credit/debit card transactions. The Company has offered to its customers consolidated payments which are billed weekly and are paid with a credit card on file. Accordingly, the Company determined that its contracts with customers do not include extended payment terms or a significant financing component.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $221,382 and $171,785 as of June 30, 2021, and December 31, 2020, respectively. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $11,121 and $9,046 at June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021, the Company recognized revenues of $9,046, related to contract liabilities outstanding at the beginning of the year.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share represent income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock options and are excluded from the computation of diluted earnings (loss) per share if they would reduce the reported loss per share and therefore have an anti-dilutive effect.

For the three months ended June 30, 2021 and 2020, and the six months ended June 30, 2021 and 2020, there were approximately 36,000 and 0 and 37,000 and 46,000, respectively, of potentially dilutive shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive.

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

The following is a reconciliation of the numerators and denominators of the basic earnings (loss) per common share and diluted earnings (loss) per common share computation for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Numerator:
Net income (loss) available to common shareholders	$(30,364)	$105,409
Denominator:
Basic weighted-average shares outstanding	7,759,142	5,977,878
Effect of dilutive securities	-	45,303
Diluted weighted-average shares outstanding	7,759,142	6,023,181
Basic earnings (loss) per common share	$-	$0.02
Diluted earnings (loss) per common share	$-	$0.02

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Numerator:
Net income (loss) available to common shareholders	$(210,097)	$(36,365)
Denominator:
Basic weighted-average shares outstanding	7,110,755	4,612,563
Effect of dilutive securities	-	-
Diluted weighted-average shares outstanding	7,110,755	4,612,563
Basic earnings (loss) per common share	$(0.03)	$(0.01)
Diluted earnings (loss) per common share	$(0.03)	$(0.01)

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s five reportable segments are managed separately based on fundamental differences in their operations. At June 30, 2021, the Company operated in the following five reportable segments:

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

The following table compares total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Client services	$226	$1,306	$1,509	$1,405
Shipping calculator services	5,856	7,471	11,719	15,793
Brewery management software	16,025	30,707	35,225	67,813
Merchant processing services	14,453	180,389	26,978	273,299
Shipping coordination and label generation services	3,979,250	2,998,999	7,453,152	5,535,884
Total revenues	$4,015,810	$3,218,872	$7,528,583	$5,894,194

The following table compares total income (loss) from operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Client services	$226	$1,001	$1,195	$1,100
Shipping calculator services	3,406	1,407	5,417	6,159
Brewery management software	6,386	22,897	18,018	18,015
Merchant processing services	5,704	12,433	10,326	48,929
Shipping coordination and label generation services	65,025	194,909	(16,802)	149,111
Corporate operations	(110,555)	(140,433)	(227,295)	(243,842)
Total income (loss) from operations	$(29,808)	$92,214	$(209,141)	$(20,528)

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed herein.

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

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2021 (unaudited)	December 31, 2020
Payroll and related costs	$13,762	$25,319
Royalties	47,803	47,803
Accrued cost of revenues	454,815	170,928
Sales tax	31,902	31,902
Other	1,084	302
Total	$549,366	$276,254

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

In addition, the Company has various other intangibles from past business combinations.

At June 30, 2021, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$863,190	$635,022	$5,059,312	$6,573,524
Accumulated amortization	(16,000)	(773,866)	(635,022)	(1,661,795)	(3,086,683)
	$-	$89,324	$-	$3,397,517	$3,486,841

At December 31, 2020, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$839,816	$620,094	$4,928,102	$6,404,012
Accumulated amortization	(16,000)	(668,929)	(620,094)	(1,465,569)	(2,770,592)
	$-	$170,887	$-	$3,462,533	$3,633,420

Amortization expense of intangible assets for the three months ended June 30, 2021 and 2020 was $125,146 and $110,893, respectively, and for the six months ended June 30, 2021 and 2020 was $246,541 and $225,436, respectively.

Note 4. Commitments and Contingencies

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2020, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company’s former CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment. By further action filed in the Court of Chancery of the State of Delaware on July 6, 2021, Mr. Pratt is seeking to be reinstated as a director by challenging the Board’s approval process in reducing the board size from five to three, which was effective as of the time in which Mr. Pratt’s and Mr. Austin Lewis’ terms expired in April 2020. As of June 30, 2021, in the opinion of management, the Company had no pending litigation and disputes that would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. For the year ended December 31, 2020, the annual coupon was $28,532. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. The Company paid the 2018 and 2019 coupon payments totaling $358,638 by issuing 126,727 preferred shares and a cash payment of $26,252 for the 2020 coupon payment for the six months ended June 30, 2020. In 2020, all 4,565,305 shares of Series A Preferred Stock were exchanged for common stock (see below). As of June 30, 2021 and December 31, 2020, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The Company made available to its ShipTime Canada exchangeable preferred shareholders the one-time option to convert existing book entry preferred shares and exchangeable rights to preferred shares into PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholder the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. During 2020, two shareholders sold 500 ShipTime exchangeable shares which were subsequently exchanged for 178,000 common shares. In total, the Company has reserved for future issuance of 2,213,608 shares of PAID common stock with respect to the remaining 6,218 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of June 30, 2021 for financial reporting purposes.

During 2020, the Company issued 274,120 shares of PAID common stock as a result of the exercise of an investor warrant for 770 ShipTime exchangeable shares. The Company received gross proceeds of $35,636 in connection with the warrant exercise. On March 29, 2021, the Company’s Board of Directors authorized the issuance of 1,050,000 bonus shares of PAID common stock to the interim CEO/CFO for services rendered during 2019 and 2020. This bonus was valued at $2,005,500 based on the closing price of the Company’s common stock at March 29, 2021 and is recorded in accrued common stock bonus in shareholders’ equity at December 31, 2020. These shares were issued on March 31, 2021. On March 29, 2021, the Board of Directors approved the issuance of 250,000 shares of PAID common stock valued at $1.91 per share to W. Austin Lewis IV as it relates to his 2021 employment agreement, of which 125,000 of the shares are subject to repurchase at the award value of $1.91 per share if Mr. Lewis terminates employment prior to January 1, 2022, as defined in the employment agreement. These shares were issued on March 31, 2021. The value of the shares that are subject to repurchase will be recognized ratably as share-based compensation expense through December 31, 2021. For the three and six months ended June 30, 2021, the Company recognized $79,583 and $318,333, respectively, related to these shares as share-based compensation. Unrecognized compensation expense related to these shares is $159,167. During the second quarter of 2021, the Company issued 18,099 shares valued at $2.21 per share for a total of $40,000 to two employees as bonus compensation which is included in share-based compensation in the condensed statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder.

Share-based Incentive Plans

On March 23, 2018, the Board of Directors voted to approve the 2018 Stock Option Plan which reserves 450,000 non-qualified stock options to be granted to employees. The Company has three additional stock option plans that include both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. On November 10, 2020, the board voted to increase the 2018 Stock Option Plan from 450,000 options to 900,000 options. For the year ended December 31, 2020, the Company granted 105,000 stock options to employees, consultants and directors. The 2020 options have vesting periods of immediately and over a three-year period, they expire if not exercised within ten years from grant date, and the exercise price is $2.885 per share. During 2020, as a result of the termination of several employees, the Company recorded 61,948 expired options and an additional 20,459 that were cancelled. During the first quarter of 2021, the Company granted 10,000 stock options to one employee. These options have a three-year vesting schedule with one-third vesting immediately, one-third vesting in 18 months and the final one-third vesting in 36 months, they expire if not exercised in ten years from the grant date, and their exercise price is $1.91 per share. During the second quarter of 2021, the Company granted 7,000 stock options to one employee. These options have a three-year vesting schedule with one-third vesting immediately, one-third vesting in 18 months and the final one-third vesting in 36 months, they expire if not exercised in ten years from the grant date, and their exercise price was $2.21 per share.

For the three- and six-month periods ended June 30, 2021, the Company recorded $24,618 and $49,481, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2021 and prior years. For the three- and six-month period ended June 30, 2020, the Company recorded $10,247 and $24,538 respectively, of share-based compensation expense related to the vesting of applicable options granted in 2019 and prior years in addition to the reversal of unvested stock option expense for the termination of one employee totaling $7,469 and three employees totaling $42,549, respectively.

Note 6. Leases

We have an operating lease for our corporate offices in Canada and finance leases for furniture and equipment. Our leases have remaining lease terms of twenty-five months to twenty-six months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

The components of lease expense were as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Operating lease cost	$10,407	$9,028

Finance lease cost:
Amortization of leased assets	$2,816	$2,637
Interest on lease liabilities	29	215
Total finance lease cost	$2,845	$2,852

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating lease cost	$20,502	$18,735

Finance lease cost:
Amortization of leased assets	$5,557	$5,065
Interest on lease liabilities	86	496
Total finance lease cost	$5,643	$5,561

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$21,111	$19,447
Operating cash flows from finance leases	$86	$496
Financing cash flows from finance leases	$2,907	$4,616

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance leases	$-	$-

Supplemental balance sheet information related to leases was as follows:

	June 30, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$79,552	$93,457
Current portion of operating lease obligations	$36,165	$33,118
Operating lease obligations, net of current portion	44,273	61,794
Total operating lease liabilities	$80,438	$94,912

Finance leases:
Property and equipment, at cost	$55,571	$54,066
Accumulated depreciation	(55,571)	(48,659)
Property and equipment, net	$-	$5,407

Current portion of finance lease obligations	$-	$2,844
Finance lease obligations, net of current portion	-	-
Total finance lease liabilities	$-	$2,844

	June 30, 2021	December 31, 2020
Weighted Average Remaining Lease Term
Operating lease	2.1 years	2.6 years
Finance leases	0.0 years	0.3 years

Weighted Average Discount Rate
Operating lease	9.0%	9.0%
Finance leases	-%	9.7%

A summary of future minimum payments under non-cancellable operating lease commitment as of June 30, 2021 is as follows:

Years ending December 31,	Total
2021 (remaining months)	$21,003
2022	42,007
2023	25,979
Total lease liabilities	$88,989
Less amount representing interest	(8,551)
Total	80,438
Less current portion	(36,165)
$44,273

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company’s management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, “Risk Factors”, in the Company’s Form 10-K for the fiscal year ended December 31, 2020 that was filed on March 31, 2021.

For example, the Company’s ability to maintain positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company’s inability to successfully implement the Company’s business and revenue model, higher costs than anticipated, the Company’s inability to sell its products and services to a sufficient number of customers, the introduction of competing products or services by others, the Company’s failure to attract sufficient interest in, and traffic to, its site, the Company’s inability to complete development of its products, the failure of the Company’s operating systems, and the Company’s inability to increase its revenues as rapidly as anticipated. If the Company is not profitable in the future, it will not be able to continue its business operations.

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

Overview

ShipTime Inc. has developed a SaaS-based application, which focuses on the small to medium business segment. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small businesses and through long standing partnerships with selected associations throughout Canada. Our focus in 2021 is to significantly grow this portion of our business.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020.

The following discussion compares the Company’s results of operations for the three months ended June 30, 2021 with those for the three months ended June 30, 2020. The Company’s condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended June 30,
	2021	2020	% Change
Client services	$226	$1,306	(83)%
Brewery management software	16,025	30,707	(48)%
Shipping coordination and label generation services	3,979,250	2,998,999	33%
Merchant processing services	14,453	180,389	(92)%
Shipping calculator services	5,856	7,471	(22)%
Total revenues	$4,015,810	$3,218,872	25%

Revenues increased 25% in the second quarter primarily from the impact of new marketing services in combination with continuous impact from the COVID-19 virus on the growth of our shipping coordination and label generation services.

Client services revenues decreased $1,080 or 83% to $226 in the second quarter of 2021 compared to $1,306 in 2020. This reduction is a result of the decrease in movie posters auctions held during the quarter.

Brewery management software revenues decreased $14,682 to $16,025 in 2021 from $30,707 in 2020. The decrease in revenues is due to cancellations of several small clients and limited marketing of the software to new clients.

Shipping coordination and label generation services revenues increased $980,251 or 33% to $3,979,250 in the second quarter of 2021 compared to $2,998,999 in 2020. The increase is attributable to the shift in online shipping as a result of the impact of the COVID-19 virus in addition to the change in pricing to retain customers in a competitive environment.

Merchant processing services is available to businesses that accept credit card processing online. This segment has had difficulties with the launch and has declined 92% from $180,389 to $14,453 in the second quarter of 2021. The Company is reevaluating the launch and preparing to combine these services with other PAID products for a re-release.

Shipping calculator services revenue decreased $1,615 or 22% to $5,856 in the second quarter of 2021 compared to $7,471 in 2020. The decrease was primarily due to the reduction in volume for the remaining customer using this platform.

Gross Profit

Gross profit increased $197,932 or 27% in the second quarter of 2021 to $933,049 compared to $735,117 in 2020. Gross margin remained at 23% for the second quarter of 2021 compared to the second quarter of 2020. The increase in gross profit is due to additional marketing programs released in 2021 along with the impact of increased shipping label generation services as a result of the growth of e-commerce shopping due to the COVID-19 virus.

Operating Expenses

Total operating expenses in the second quarter 2021 were $962,857 compared to $642,903 in the second quarter of 2020, an increase of $319,954 or 50%. The increase is due to additional staffing added in 2021 along with the share-based compensation recorded in the second quarter.

Other Income/Expense, net

Net other income in the second quarter of 2021 was $0 compared to $13,195 in the same period of 2020. This is attributable to the recovery of a bad debt that was previously written off.

Net Income (Loss)

The Company recorded a net loss in the second quarter of 2021 of $30,364 compared to a net income of $105,409 for the same period in 2020. The basic net income (loss) per share available to common shareholders for the second quarter of 2021 and 2020 was $(0.00) and $0.02 per share, respectively.

Comparison of the six months ended June 30, 2021 and 2020.

The following discussion compares the Company’s results of operations for the six months ended June 30, 2021 with those for the six months ended June 30, 2020. The Company’s condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Six months Ended June 30,
	2021	2020	% Change
Client services	$1,509	$1,405	7%
Brewery management software	35,225	67,813	(48)%
Shipping coordination and label generation services	7,453,152	5,535,884	35%
Merchant processing services	26,978	273,299	(90)%
Shipping calculator services	11,719	15,793	(26)%
Total revenues	$7,528,583	$5,894,194	28%

Revenues increased 28% in the first two quarters primarily from the growth of our shipping coordination and label generation services.

Client services revenues increased $104 or 7% to $1,509 in the first two quarters of 2021 compared to $1,405 in 2020. This increase is a result of the small fluctuation in movie posters auctions held during this period.

Brewery management software revenues decreased $32,588 to $35,225 in the first two quarters of 2021 from $67,813 in the same period of 2020. The decrease in revenues is due to cancellations and the business closing of several of clients due to the impacts of COVID-19.

Shipping coordination and label generation services revenues increased $1,917,268 or 35% to $7,453,152 in the first two quarters of 2021 compared to $5,535,884 in 2020. The increase is attributable to the shift in online shipping as a result of the impact of the COVID-19 virus in addition to new marketing efforts and pricing changes to retain customers.

Merchant processing services has had difficulties with the launch and has declined 90% from $273,299 to $26,978 in the first two quarters of 2021. The Company is reevaluating the launch and preparing to combine these services with other Paid products for a re-release.

Shipping calculator services revenues decreased $4,074 or 26% to $11,719 in the first two quarters of 2021 compared to $15,793 in the same period of 2020. The decrease was due to a reduction in the use of our platform for this segment of the business.

Gross Profit

Gross profit increased $425,801 or 31% in the first two quarters of 2021 to $1,812,064 compared to $1,386,263 in 2020. Gross margin remained at 24% for the first two quarters of 2021 compared to the same period of 2021. The growth in gross profit is a result of the increased revenue due to the shift of online shipping as a result of the COVID-19 virus.

Operating Expenses

Total operating expenses in the first two quarters of 2021 were $2,021,205 compared to $1,406,791 in the same period of 2020, an increase of $614,414 or 44%. The increase is primarily due to additional staffing and share-based compensation recorded in the first two quarters of 2021.

Other Income/Expense, net

Net other income in the first two quarters of 2021 was $0 compared to $13,195 in the same period of 2020. This is primarily attributable to the recovery of a bad debt that was previously written off.

Net Income (Loss)

The Company realized a net loss in the first two quarters of 2021 of ($210,097) compared to a net loss of ($7,833) for the same period in 2020. The net loss available to common shareholders for the two quarters of 2021 and 2020 was ($0.03) and ($0.01) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company’s net loss to cash and cash equivalents provided by operating activities for the six months ended June 30, 2021 and 2020 is as follows:

	2021	2020
Net loss	$(210,097)	$(7,833)
Depreciation and amortization	259,919	240,939
Amortization of operating lease right-of-use assets	16,423	13,702
Share-based compensation	407,814	(18,011)
Provision for bad debt	-	20,125
Gain on sale of property and equipment	-	(733)
Changes in assets and liabilities	303,273	253,036
Net cash provided by operating activities	$777,332	$501,225

Working Capital and Liquidity

The Company had cash and cash equivalents of $2,466,524 at June 30, 2021, compared to $1,644,210 at December 31, 2020. The Company had net working capital of $683,253 at June 30, 2021, an improvement of $464,638 compared to $218,615 at December 31, 2020. The increase in net working capital is attributable to the 28% growth of the Company’s revenues for 2021. The increase in cash and cash equivalents is due to the additional growth of the business along with the savings related to the decrease in consulting and travel expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

The Company has identified numerous material weaknesses in internal control over financial reporting as described in the Company’s Form 10-K for the year ended December 31, 2020.

Changes in Internal Control over Financial Reporting

The Company continues to evaluate the internal controls over financial reporting and is working toward implementation of corporate governance and operational process documentation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2020, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company’s former CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment. By further action filed in the Court of Chancery of the State of Delaware on July 6, 2021, Mr. Pratt is seeking to be reinstated as a director by challenging the Board’s approval process in reducing the board size from five to three, which was effective as of the time in which Mr. Pratt’s and Mr. Austin Lewis’ terms expired in April 2020. As of June 30, 2021, in the opinion of management, the Company had no pending litigation and disputes that would have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2021, the Company issued 1,300,000 shares of common stock at $1.91 per share under the terms of an Employment Agreement. On June 10, 2021, the Company issued 18,099 shares of common stock at $2.21 per share for bonus compensation. The common stock was issued in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

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

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: August 16, 2021		W. Austin Lewis, IV, CEO, CFO

LIST OF EXHIBITS

Exhibit No.	Description
10.1	Amendment to 2018 Non-Qualified Stock Option Plan
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

