Form 10-Q
period 2021-09-30
PAID INC
filed 2021-11-15
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

For the quarterly period ended September 30, 2021

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

Yes ☐     No ☒

As of November 15, 2021, the issuer had outstanding 7,773,263 shares of its Common Stock.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31,
	(Unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,480,524	$1,644,210
Accounts receivable, net	223,276	171,785
Prepaid expenses and other current assets	139,933	184,366
Total current assets	2,843,733	2,000,361

Property and equipment, net	44,261	59,848
Intangible assets, net	3,288,828	3,633,420
Operating lease right-of-use assets	69,444	93,457
Total assets	$6,246,266	$5,787,086

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,653,284	$1,460,484
Finance leases - current portion	-	2,844
Accrued expenses	404,682	276,254
Contract liabilities	10,535	9,046
Operating lease obligations – current portion	36,169	33,118
Total current liabilities	2,104,670	1,781,746
Long-term liabilities:
Operating lease obligations – net of current portion	33,843	61,794
Deferred tax liability, net	965,965	960,947
Total liabilities	3,104,478	2,804,487
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 7,807,103 shares issued and 7,773,263 shares outstanding at September 30, 2021, 6,489,004 shares issued and 6,455,164 shares outstanding at December 31, 2020	7,807	6,489
Accrued common stock bonus	-	2,005,500
Additional paid-in capital	72,590,095	70,083,486
Accumulated other comprehensive income	582,168	570,761
Accumulated deficit	(69,980,435)	(69,625,790)
Common stock in treasury, at cost, 33,840 shares at September 30, 2021 and December 31, 2020	(57,847)	(57,847)
Total shareholders' equity	3,141,788	2,982,599

Total liabilities and shareholders' equity	$6,246,266	$5,787,086

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues, net	$3,480,109	$3,409,316	$11,008,692	$9,303,510
Cost of revenues	2,703,160	2,548,833	8,419,679	7,056,764
Gross profit	776,949	860,483	2,589,013	2,246,746

Operating expenses:
Salaries and related	430,752	360,702	1,314,201	1,109,922
General and administrative	274,078	178,930	757,479	629,076
Share-based compensation	94,613	329,140	502,427	311,129
Amortization of other intangible assets	122,054	115,439	368,595	340,875
Total operating expenses	921,497	984,211	2,942,702	2,391,002
Loss from operations	(144,548)	(123,728)	(353,689)	(144,256)

Other income:
Other income, net	-	6	-	13,201
Total other income, net	-	6	-	13,201

Loss before provision for income taxes	(144,548)	(123,722)	(353,689)	(131,055)
Provision for income taxes	-	-	956	500
Net loss	(144,548)	(123,722)	(354,645)	(131,555)
Preferred dividends	-	-	-	(28,532)
Net loss available to common shareholders	$(144,548)	$(123,722)	$(354,645)	$(160,087)

Net loss per share – basic	$(0.02)	$(0.02)	$(0.05)	$(0.03)
Weighted average number of common shares outstanding – basic	7,773,263	6,181,044	7,334,018	5,139,206
Net loss per share – diluted	$(0.02)	$(0.02)	$(0.05)	$(0.03)
Weighted average number of common shares outstanding – diluted	7,773,263	6,181,044	7,334,018	5,139,206
Condensed consolidated statements of comprehensive loss
Net loss	$(144,548)	$(123,722)	$(354,645)	$(131,555)
Other comprehensive loss:
Foreign currency translation adjustments	(75,131)	57,659	11,407	(71,398)
Comprehensive loss	$(219,679)	$(66,063)	$(343,238)	$(202,953)

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2021	2020
Cash flows from operating activities:
Net loss	$(354,645)	$(131,555)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	385,848	364,273
Amortization of operating lease right-of-use assets	24,840	20,957
Provision for bad debts	-	20,125
Share-based compensation	502,427	311,129
Gain on sale of property and equipment	-	(739)
Changes in assets and liabilities:
Accounts receivable	(50,447)	(87,361)
Prepaid expenses and other current assets	44,588	(17,686)
Accounts payable	188,237	246,405
Accrued expenses	129,232	127,860
Contract liabilities	1,462	4,211
Operating lease obligations	(25,747)	(21,660)
Net cash provided by operating activities	845,795	835,959

Cash flows from investing activities:
Purchase of property and equipment	(1,120)	-
Proceeds from sale of property and equipment	-	739
Net cash (used in) provided by investing activities	(1,120)	739

Cash flows from financing activities:
Payments on finance leases	(2,907)	(7,065)
Proceeds from warrant exercise	-	35,636
Payments of preferred dividends	-	(26,252)
Net cash (used in) provided by financing activities	(2,907)	2,319
Effect of exchange rate changes on cash and cash equivalents	(5,454)	2,476

Net increase in cash and cash equivalents	836,314	841,493

Cash and cash equivalents, beginning of period	1,644,210	475,881
Cash and cash equivalents, end of period	$2,480,524	$1,317,374

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$956	$500
Interest	$86	$496
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of common shares in settlement of accrued expenses	$2,005,500	$-
Issuance of preferred shares in settlement of dividends	$-	$358,638

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Common Stock		Accrued Common Stock	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Bonus	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2021	6,489,004	$6,489	$2,005,500	$70,083,486	$570,761	$(69,625,790)	(33,840)	$(57,847)	$2,982,599
Foreign currency translation adjustment	-	-	-	-	40,512	-	-	-	40,512
Share-based compensation expense	-	-	-	24,863	-	-	-	-	24,863
Issuance of common stock for accrued bonus and compensation	1,300,000	1,300	(2,005,500)	2,242,950	-	-	-	-	238,750
Net loss	-	-	-	-	-	(179,733)	-	-	(179,733)
Balance, March 31, 2021	7,789,004	$7,789	$-	72,351,299	$611,273	$(69,805,523)	(33,840)	$(57,847)	$3,106,991
Foreign currency translation adjustment	-	-	-	-	46,026	-	-	-	46,026
Share-based compensation expense	-	-	-	104,201	-	-	-	-	104,201
Issuance of common stock for compensation	18,099	18	-	39,982	-	-	-	-	40,000
Net loss	-	-	-	-	-	(30,364)	-	-	(30,364)
Balance, June 30, 2021	7,807,103	$7,807	$-	72,495,482	$657,299	$(69,835,887)	(33,840)	$(57,847)	$3,266,854
Foreign currency translation adjustment	-	-	-	-	(75,131)	-	-	-	(75,131)
Share-based compensation expense	-	-	-	94,613	-	-	-	-	94,613
Net loss	-	-	-	-	-	(144,548)	-	-	(144,548)
Balance, September 30, 2021	7,807,103	$7,807	$-	72,590,095	$582,168	$(69,980,435)	(33,840)	$(57,847)	$3,141,788

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Amount	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2020	4,438,578	$4,439	1,648,657	$1,649	$69,242,412	$512,894	$(67,008,347)	(33,840)	$(57,847)	$2,695,200
Foreign currency translation adjustment	-	-	-	-	-	(235,181)	-	-	-	(235,181)
Share-based compensation expense	-	-	-	-	(20,789)	-	-	-	-	(20,789)
Preferred dividends paid in shares	126,727	127	-	-	358,511	-	(358,638)	-	-	-
Exchange of Preferred to Common	(4,125,500)	(4,126)	4,126,422	4,126	-	-	-	-	-	-
Preferred dividends paid	-	-	-	-	-	-	(26,252)	-	-	(26,252)
Net loss	-	-	-	-	-	-	(113,242)	-	-	(113,242)
Balance, March 31, 2020	439,805	$440	5,775,079	$5,775	$69,580,134	$277,713	$(67,506,479)	(33,840)	$(57,847)	$2,299,736
Foreign currency translation adjustment	-	-	-	-	-	106,124	-	-	-	106,124
Share-based compensation expense	-	-	-	-	2,778	-	-	-	-	2,778
Exchange of Preferred to Common	(439,805)	(440)	439,805	440	-	-	-	-	-	-
Net income	-	-	-	-	-	-	105,409	-	-	105,409
Balance, June 30, 2020	-	$-	6,214,884	$6,215	$69,582,912	$383,837	$(67,401,070)	(33,840)	$(57,847)	$2,514,047
Foreign currency translation adjustment	-	-	-	-	-	57,659	-	-	-	57,659
Share-based compensation expense	-	-	-	-	10,247	-	-	-	-	10,247
Warrant exercise	-	-	274,120	274	35,362	-	-	-	-	35,636
Warrant reprice	-	-	-	-	318,893	-	-	-	-	318,893
Net loss	-	-	-	-	-	-	(123,722)	-	-	(123,722)
Balance, September 30, 2020	-	$-	6,489,004	$6,489	$69,947,414	$441,496	$(67,524,792)	(33,840)	$(57,847)	$2,812,760

See accompanying notes to condensed consolidated financial statements

PAID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2021

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

Liquidity and Management’s Plans

As of and for the three months ended September 30, 2021, the Company reported cash and cash equivalents of $2,480,524 and cash flows from operations of $845,795 and net working capital of $739,063. The Company has reported a net loss of $354,645 for the nine months ended September 30, 2021 and has an accumulated deficit of $69,980,435 at September 30, 2021.

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

Although there can be no assurances, the Company believes that the above management plans will be sufficient to meet the Company's working capital requirements through the end of November 2022 and will have a positive impact on the Company for the foreseeable future.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to prior year’s financial statements to conform to classifications used in the current year.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at September 30, 2021 and December 31, 2020. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the three and nine months ended September 30, 2021. For the three months ended September 30, 2020, the Company derived approximately 96% of its revenues from Canada and 4% from the U.S. compared to 95% from Canada and 5% from the U.S. for the nine months ended September 30, 2020.

At September 30, 2021, the Company maintained 100% of its property and equipment net of accumulated depreciation in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three and nine months ended September 30, 2021 and 2020. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $223,276 and $171,785 as of September 30, 2021, and December 31, 2020, respectively. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $10,535 and $9,046 at September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, the Company recognized revenues of $9,046 related to contract liabilities outstanding at the beginning of the year.

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

For the three months ended September 30, 2021 and 2020, and the nine months ended September 30, 2021 and 2020, there were approximately 38,000 and 35,000 and 37,000 and 57,000, respectively, of potentially dilutive shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive.

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

The following is a reconciliation of the numerators and denominators of the basic earnings (loss) per common share and diluted earnings (loss) per common share computation for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Numerator:
Net loss available to common shareholders	$(144,548)	$(123,722)
Denominator:
Basic weighted-average shares outstanding	7,773,263	6,181,044
Effect of dilutive securities	-	-
Diluted weighted-average shares outstanding	7,773,263	6,181,044
Basic loss per common share	$(0.02)	$(0.02)
Diluted loss per common share	$(0.02)	$(0.02)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Numerator:
Net loss available to common shareholders	$(354,645)	$(160,087)
Denominator:
Basic weighted-average shares outstanding	7,334,018	5,139,206
Effect of dilutive securities	-	-
Diluted weighted-average shares outstanding	7,334,018	5,139,206
Basic loss per common share	$(0.05)	$(0.03)
Diluted loss per common share	$(0.05)	$(0.03)

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s five reportable segments are managed separately based on fundamental differences in their operations. At September 30, 2021, the Company operated in the following five reportable segments:

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

The following table compares total revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Client services	$1,548	$1,878	$3,057	$3,283
Shipping calculator services	5,565	6,321	17,284	22,114
Brewery management software	12,825	25,600	48,050	93,413
Merchant processing services	13,828	105,713	40,806	379,012
Shipping coordination and label generation services	3,446,343	3,269,804	10,899,495	8,805,688
Total revenues	$3,480,109	$3,409,316	$11,008,692	$9,303,510

The following table compares total income (loss) from operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Client services	$1,250	$1,417	$2,445	$2,517
Shipping calculator services	3,346	3,749	8,763	9,908
Brewery management software	1,656	17,830	19,674	35,845
Merchant processing services	4,803	37,548	15,129	86,477
Shipping coordination and label generation services	104,847	268,434	484,272	417,545
Corporate operations	(260,450)	(452,706)	(883,972)	(696,548)
Total income (loss) from operations	$(144,548)	$(123,728)	$(353,689)	$(144,256)

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

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2021 (unaudited)	December 31, 2020
Payroll and related costs	$9,410	$25,319
Royalties	47,803	47,803
Accrued cost of revenues	315,157	170,928
Sales tax	31,902	31,902
Other	410	302
Total	$404,682	$276,254

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

In addition, the Company has various other intangibles from past business combinations.

At September 30, 2021, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$844,169	$622,874	$4,952,537	$6,435,580
Accumulated amortization	(16,000)	(799,022)	(622,874)	(1,708,856)	(3,146,752)
	$-	$45,147	$-	$3,243,681	$3,288,828

At December 31, 2020, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$839,816	$620,094	$4,928,102	$6,404,012
Accumulated amortization	(16,000)	(668,929)	(620,094)	(1,465,569)	(2,770,592)
	$-	$170,887	$-	$3,462,533	$3,633,420

Amortization expense of intangible assets for the three months ended September 30, 2021 and 2020 was $122,054 and $115,439, respectively, and for the nine months ended September 30, 2021 and 2020 was $368,595 and $340,875, respectively.

Note 4. Commitments and Contingencies

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2020, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment. By further action filed in the Court of Chancery of the State of Delaware on July 6, 2021, Mr. Pratt is seeking to be reinstated as a director by challenging the Board’s approval process in reducing the board size from five to three, which was effective as of the time in which Mr. Pratt’s and Mr. Austin Lewis’ terms expired in April 2020. As of September 30, 2021, in the opinion of management, the Company had no pending litigation and disputes that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. For the year ended December 31, 2020, the annual coupon was $28,532. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. The Company paid the 2018 and 2019 coupon payments totaling $358,638 by issuing 126,727 preferred shares and a cash payment of $26,252 for the 2020 coupon payment for the nine months ended September 30, 2020. In 2020, all 4,565,305 shares of Series A Preferred Stock were exchanged for common stock (see below). As of September 30, 2021 and December 31, 2020, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The Company made available to its ShipTime Canada exchangeable preferred shareholders the one-time option to convert existing book entry preferred shares and exchangeable rights to preferred shares into PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholder the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. During 2020, two shareholders sold 500 ShipTime exchangeable shares which were subsequently exchanged for 178,000 common shares. In total, the Company has reserved for future issuance of 2,213,608 shares of PAID common stock with respect to the remaining 6,218 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of September 30, 2021 for financial reporting purposes.

During 2020, the Company issued 274,120 shares of PAID common stock as a result of the exercise of an investor warrant for 770 ShipTime exchangeable shares. The Company received gross proceeds of $35,636 in connection with the warrant exercise. On March 29, 2021, the Company's Board of Directors authorized the issuance of 1,050,000 bonus shares of PAID common stock to the interim CEO/CFO for services rendered during 2019 and 2020. This bonus was valued at $2,005,500 based on the closing price of the Company's common stock at March 29, 2021 and is recorded in accrued common stock bonus in shareholders’ equity at December 31, 2020. These shares were issued on March 31, 2021. On March 29, 2021, the Board of Directors approved the issuance of 250,000 shares of PAID common stock valued at $1.91 per share to W. Austin Lewis IV as it relates to his 2021 employment agreement, of which 125,000 of the shares are subject to repurchase at the award value of $1.91 per share if Mr. Lewis terminates employment prior to January 1, 2022, as defined in the employment agreement.  These shares were issued on March 31, 2021. The value of the shares that are subject to repurchase will be recognized ratably as share-based compensation expense through December 31, 2021. For the three and nine months ended September 30, 2021, the Company recognized $79,583 and $397,916, respectively, related to these shares as share-based compensation. Unrecognized compensation expense related to these shares is $79,584. During the second quarter of 2021, the Company issued 18,099 shares valued at $2.21 per share for a total of $40,000 to two employees as bonus compensation which is included in share-based compensation in the condensed statements of operations and comprehensive income (loss) for the nine months ended September 30, 2021. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder.

On September 30, 2020, the Company issued 274,120 shares of the Company’s common stock as a result of the exercise of an investor warrant for 770 ShipTime exchangeable shares. The Company received gross proceeds of $35,636 and issued 274,120 shares of the Company’s common stock with an exercise price of $0.13 per share in connection with the warrant exercise.

Share-based Incentive Plans

On March 23, 2018, the Board of Directors voted to approve the 2018 Stock Option Plan which reserves 450,000 non-qualified stock options to be granted to employees. The Company has three additional stock option plans that include both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. On November 10, 2020, the board voted to increase the 2018 Stock Option Plan from 450,000 options to 900,000 options. For the year ended December 31, 2020, the Company granted 105,000 stock options to employees, consultants and directors. The 2020 options have vesting periods of immediately and over a three-year period, they expire if not exercised within ten years from grant date, and the exercise price is $2.885 per share. During 2020, as a result of the termination of several employees, the Company recorded 61,948 expired options and an additional 20,459 that were cancelled. During the first quarter of 2021, the Company granted 10,000 stock options to one employee. These options have a three-year vesting schedule with one-third vesting immediately, one-third vesting in 18 months and the final one-third vesting in 36 months, they expire if not exercised in ten years from the grant date, and their exercise price is $1.91 per share. During the second quarter of 2021, the Company granted 7,000 stock options to one employee. These options have a three-year vesting schedule with one-third vesting immediately, one-third vesting in 18 months and the final one-third vesting in 36 months, they expire if not exercised in ten years from the grant date, and their exercise price was $2.21 per share. During the third quarter of 2021, the Company reversed $3,944 unvested stock option expenses for the termination of one employee.

For the three- and nine-month periods ended September 30, 2021, the Company recorded $15,030 and $64,511, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2021 and prior years. For the three- and nine-month periods ended September 30, 2020, the Company recorded $329,140 and $311,129 respectively, of share-based compensation expense related to the vesting of applicable options granted in 2020 and prior years and the repricing of 770 warrants in the third quarter of 2020. Share-based compensation expense for the nine months ended September 30, 2020, included the reversal of unvested stock option expense for the termination of several employees totaling $42,549.

On August 14, 2020, the Board of Directors approved an amendment to ShipTime’s December 30, 2016 Warrant Agreement with an entity controlled by the Company’s Interim CEO/CFO to reprice the outstanding warrants. The modification of the warrant resulted in a charge to the Company’s share-based compensation expense of $318,893.

Note 6. Leases

We have an operating lease for our corporate offices in Canada and finance leases for furniture and equipment. Our leases have remaining lease terms of twenty-two months to twenty-three months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

The components of lease expense were as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Operating lease cost	$10,150	$9,612

Finance lease cost:
Amortization of leased assets	$-	$2,698
Interest on lease liabilities	-	168
Total finance lease cost	$-	$2,866

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating lease cost	$30,652	$28,347

Finance lease cost:
Amortization of leased assets	$5,557	$7,763
Interest on lease liabilities	86	664
Total finance lease cost	$5,643	$8,427

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$31,562	$29,402
Operating cash flows from finance leases	$86	$664
Financing cash flows from finance leases	$2,907	$7,065

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance leases	$-	$-

Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$69,444	93,457
Current portion of operating lease obligations	$36,169	33,118
Operating lease obligations, net of current portion	33,843	61,794
Total operating lease liabilities	$70,012	94,912

Finance leases:
Property and equipment, at cost	$54,346	54,066
Accumulated depreciation	(54,346)	(48,659)
Property and equipment, net	$-	5,407

Current portion of finance lease obligations	$-	2,844
Finance lease obligations, net of current portion	-	-
Total finance lease liabilities	$-	2,844

	September 30, 2021	December 31, 2020
Weighted Average Remaining Lease Term
Operating lease (years)	1.8	2.6
Finance leases (years)	0.0	0.3

Weighted Average Discount Rate
Operating lease	9.0%	9.0%
Finance leases	-%	9.7%

A summary of future minimum payments under non-cancellable operating lease commitment as of September 30, 2021 is as follows:

Years ending December 31,	Total
2021 (remaining months)	$10,270
2022	41,081
2023	25,405
Total lease liabilities	$76,756
Less amount representing interest	(6,744)
Total	70,012
Less current portion	(36,169)
$33,843

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020.

The following discussion compares the Company's results of operations for the three months ended September 30, 2021 with those for the three months ended September 30, 2020. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended September 30,
	2021	2020	% Change
Client services	$1,548	$1,878	(18)%
Brewery management software	12,825	25,600	(50)%
Shipping coordination and label generation services	3,446,343	3,269,804	5%
Merchant processing services	13,828	105,713	(87)%
Shipping calculator services	5,565	6,321	(12)%
Total revenues	$3,480,109	$3,409,316	2%

Revenues increased 2% in the third quarter primarily from the sustained volume due to the impact from the COVID-19 virus on our shipping coordination and label generation services.

Client services revenues decreased $330 or 18% to $1,548 in the third quarter of 2021 compared to $1,878 in 2020. This reduction is a result of the decrease in movie posters auctions held during the quarter.

Brewery management software revenues decreased $12,775 to $12,825 in 2021 from $25,600 in 2020. The decrease in revenues is due to the closure of several breweries due to COVID-19, the cancellations of several clients and limited marketing of the software to new clients.

Shipping coordination and label generation services revenues increased $176,539 or 5% to $3,446,343 in the third quarter of 2021 compared to $3,269,804 in 2020. The increase is attributable to the shift in online shipping as a result of the impact of the COVID-19 virus in addition to the change in pricing to retain customers in a competitive environment.

Merchant processing services is available to businesses that accept credit card processing online. This segment has had difficulties with the launch and has declined 87% from $105,713 to $13,828 in the third quarter of 2021. The Company is reevaluating the launch and preparing to combine these services with other PAID products for a re-release.

Shipping calculator services revenue decreased $756 or 12% to $5,565 in the third quarter of 2021 compared to $6,321 in 2020.  The decrease was primarily due to the reduction in volume for the remaining customer using this platform.

Gross Profit

Gross profit decreased $83,534 or 10% in the third quarter of 2021 to $776,949 compared to $860,483 in 2020. Gross margin decreased 3% to 22% for the third quarter of 2021 compared to 25% from the third quarter of 2020. The decrease in gross profit is due to the price reduction on the shipping label generation services for one of the large affiliations.

Operating Expenses

Total operating expenses in the third quarter 2021 were $921,497 compared to $984,211 in the third quarter of 2020, a decrease of $62,714 or 6%. The decrease is due to reduction in payroll in addition to the savings in administrative costs due to the COVID -19 office closure.

Other Income/Expense, net

Net other income in the third quarter of 2021 was $0 compared to $6 in the same period of 2020. This is attributable to foreign currency translation of other income.

Net Loss

The Company recorded a net loss in the third quarter of 2021 of $144,548 compared to a net loss of $123,722 for the same period in 2020. The basic net loss per share available to common shareholders for the third quarter of 2021 and 2020 was $(0.02) and $(0.02) per share, respectively.

Comparison of the nine months ended September 30, 2021 and 2020.

The following discussion compares the Company's results of operations for the nine months ended September 30, 2021 with those for the nine months ended September 30, 2020. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Nine months Ended September 30,
	2021	2020	% Change
Client services	$3,057	$3,283	(7)%
Brewery management software	48,050	93,413	(49)%
Shipping coordination and label generation services	10,899,495	8,805,688	24%
Merchant processing services	48,806	379,012	(89)%
Shipping calculator services	17,284	22,114	(22)%
Total revenues	$11,008,692	$9,303,510	18%

Revenues increased 18% in the first three quarters primarily from the growth of our shipping coordination and label generation services.

Client services revenues decreased $226 or 7% to $3,057 in the first three quarters of 2021 compared to $3,283 in 2020. This decrease is a result of the small fluctuation in movie posters auctions held during this period.

Brewery management software revenues decreased $45,363 to $48,050 in the first three quarters of 2021 from $93,413 in the same period of 2020. The decrease in revenues is due to cancellations and the business closing of several of clients due to the impacts of COVID-19.

Shipping coordination and label generation services revenues increased $2,093,807 or 24% to $10,899,495 in the first three quarters of 2021 compared to $8,805,688 in 2020. The increase is attributable to the shift in online shipping as a result of the impact of the COVID-19 virus in addition to new marketing efforts and pricing changes to retain customers.

Merchant processing services has had difficulties with the launch and has declined 89% from $379,012 to $40,806 in the first three quarters of 2021. The Company is reevaluating the launch and preparing to combine these services with other Paid products for a re-release.

Shipping calculator services revenues decreased $4,830 or 22% to $17,284 in the first three quarters of 2021 compared to $22,114 in the same period of 2020.  The decrease was due to a reduction in the use of our platform for this segment of the business.

Gross Profit

Gross profit increased $342,267 or 15% in the first three quarters of 2021 to $2,589,013 compared to $2,246,746 in 2020. Gross margin remained at 24% for the first three quarters of 2021 compared to the same period of 2020. The growth in gross profit is a result of the increased revenue due to the shift of online shipping as a result of the COVID-19 virus.

Operating Expenses

Total operating expenses in the first three quarters of 2021 were $2,942,702 compared to $2,391,002 in the same period of 2020, an increase of $551,700 or 23%. The increase is primarily due to additional staffing and share-based compensation recorded in the first three quarters of 2021.

Other Income/Expense, net

Net other income in the first three quarters of 2021 was $0 compared to $13,201 in the same period of 2020. This is primarily attributable to the recovery of a bad debt that was previously written off.

Net Income (Loss)

The Company realized a net loss in the first three quarters of 2021 of ($354,645) compared to a net loss of ($131,555) for the same period in 2020. The net loss available to common shareholders for the three quarters of 2021 and 2020 was ($0.05) and ($0.03) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents provided by operating activities for the nine months ended September 30, 2021 and 2020 is as follows:

	2021	2020
Net loss	$(354,645)	$(131,555)
Depreciation and amortization	385,848	364,273
Amortization of operating lease right-of-use assets	24,840	20,957
Share-based compensation	502,427	311,129
Provision for bad debt	-	20,125
Gain on sale of property and equipment	-	(739)
Changes in assets and liabilities	287,325	251,769
Net cash provided by operating activities	$845,795	$835,959

Working Capital and Liquidity

The Company had cash and cash equivalents of $2,480,524 at September 30, 2021, compared to $1,644,210 at December 31, 2020. The Company had net working capital of $739,063 at September 30, 2021, an improvement of $520,448 compared to $218,615 at December 31, 2020. The increase in net working capital is attributable to the 18% growth of the Company’s revenues for 2021. The increase in cash and cash equivalents is due to the additional growth of the business along with the savings related to the decrease in consulting and travel expenses.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of September 30, 2021, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2020, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment. By further action filed in the Court of Chancery of the State of Delaware on July 6, 2021, Mr. Pratt is seeking to be reinstated as a director by challenging the Board’s approval process in reducing the board size from five to three, which was effective as of the time in which Mr. Pratt’s and Mr. Austin Lewis’ terms expired in April 2020. As of September 30, 2021, in the opinion of management, the Company had no pending litigation and disputes that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

Not Applicable

ITEM 6.     EXHIBITS

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: November 15, 2021		W. Austin Lewis, IV, CEO, CFO

LIST OF EXHIBITS

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)