Form 10-K
period 2021-12-31
PAID INC
filed 2022-03-31
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control of financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   Yes ☐     No ☑

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Over-the-Counter Bulletin Board on June 30, 2021 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $6,224,443.

As of March 31, 2022, the registrant had 7,773,263 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index.

PAID, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

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

Item 1. Business

Overview

PAID, Inc. (the “Company” or “PAID”) was incorporated in Delaware on August 9, 1995. The Company has multiple web addresses, www.paid.com, which offers updated information on various aspects of our operations and www.shiptime.com which showcases our online label generation software. Information contained in the Company's website shall not be deemed to be a part of this Annual Report. The Company's principal executive offices are located at 225 Cedar Hill Street, Marlborough, Massachusetts 01752 with offices also located at 700 Dorval Drive, Oakville, Ontario, Canada. The Company's telephone number is (617) 861-6050.

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

Our Business

ShipTime Inc. ShipTime’s platform provides its members with the ability to quote, process, track and dispatch shipments while getting preferred rates on packages and skidded less than truckload (“LTL”) freight shipments throughout North America and around the world. In addition to these features, ShipTime also provides what it refers to as “Heroic Multilingual Customer Support.” In this capacity, ShipTime acts as an advocate on behalf of its clients in resolving matters concerning orders and shipping.  With an increasing focus and service offering for e-commerce merchants; which include online shopping carts, inventory management, payment services, client prospecting and retention software, ShipTime can help merchants worldwide grow and scale their businesses. ShipTime generates monthly revenue through transactions and “software as a service” (SAAS) offerings. It currently serves in excess of 68,000 members in North America and desires to expand its services worldwide.

AuctionInc Software. AuctionInc is a suite of online shipping and tax management tools assisting businesses with e-commerce storefronts, shipping solutions, tax calculation, inventory management, and auction processing. The application was designed to focus on real-time carrier calculated shipping rates and tax calculations. The product does have tools to assist with other aspects of the fulfillment process, but the main purpose of the product is to provide accurate shipping and tax calculations and packaging algorithms that provide customers with the best possible shipping and tax solutions. This product has been retired and the Company is transitioning these clients to our PaidWeb, PaidCart and PaidShipping solutions.

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

Business Strategy

The Company’s focus in 2021 was to effectively execute the integration of Paid Inc. and ShipTime while ensuring that our vision (“To provide a comprehensive e-commerce platform for small to medium enterprises”) continued to move toward this goal by the adding fundamental tools for our members to compete in today’s on-line marketplace.

While the ShipTime portion of our business is our key revenue driver; our strategy in 2021 was to continue to buildout the foundation of our e-commerce platform while driving our core business forward. By continuing to offer small to medium enterprises meaningful solutions and an integrated infrastructure platform we can enhance the value proposition to both our channel partners and our growing customer base allowing us to cost effectively break into new markets.

In order to support the Company’s members via our strategic build-out of e-commerce services, a transition has begun to shift our Heroic Support™ team from an inbound support role to a combined Support and Customer Success mindset. Our new Sales and Account Management Teams will be engaging with our prospects and members to provide guidance and support in utilizing new tools and services. Paid will provide the infrastructure to assist in accelerating growth for our customers in both their existing markets and new markets as well. We continue to focus on clients in both the United States and Canada. Paid products will continue to grow in 2022 with the promotion of our PaidShipping, PaidWeb and PaidCart products.

Our strategy for the shipping calculator clients includes upgrading the AuctionInc clients to our new Paid platform. We are increasing our Paid product offerings to include plug-ins for several online shopping cart platforms.

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

Marketing and Sales

The Company continues to successfully nurture and grow the relationships with our channel partners and has added new relationships that are global in scope. While much of the growth and success in 2021 was the result of the cooperative efforts of ShipTime, our channel partners and our new marketing strategies.  Additions to our marketing team have allowed us to continue to pursue digital marketing efforts, as well as increasing our in-house sales team to fast forward our growth.

The Company will continue to market PAID and ShipTime throughout 2022 and beyond. Cross selling efforts will be enhanced and new features are being added to our Paid platform. Based on experience and feedback with existing partnerships that promote our product lines, the Company believes that creating additional partnerships beyond North America is an effective marketing tool to promote and encourage new registrations. Additional resources and marketing initiatives will be utilized to increase onboarding and converting our members to being active long-time users of the Company’s services in order to accelerate our growth.

Revenue Sources

In 2021, our revenues were primarily derived from our label generation services. This portion of our business has maintained consistent growth since our merger in 2016. In addition to the label generation services we continue to focus on launching our new e-commerce platforms. See “Risk Factors” included in Item 1A. We have no guarantees and can provide no assurances that our plans will be successful.

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

Research and Development

Over the past years, the Company has made progress developing new integrations with e-commerce shopping cart platforms. The Company now employs several developers who are focused on the growth of the PAID brand and ShipTime products and their technologies.  Our technology roadmap has been projected from 2022 through the 2023 calendar year and we have enhancements scheduled for all aspects of our businesses.  Our strategy includes continuous user enhancements on our existing platforms, new websites, updates to our e-commerce shopping cart solution, enhancements to our merchant payment processing platform, shipping calculator enhancements and many additional features and upgrades to our online shopping and shipping tools.

Employees

As of March 31, 2022, the Company currently has twenty-three full time equivalent employees and one part-time employee. We have no collective bargaining agreements and consider the relationship with our employees to be good.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below before deciding to invest in shares of our common stock. If any of the following risks or uncertainties actually occurs, our business, prospects, financial condition and operating results would likely suffe  ~~r~~ . In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Relating to the Company

We have experienced operating losses.

Our business and prospects must be considered in light of the risks, expenses and difficulties that are inherent in our business. The risks include:

●	our ability to anticipate and adapt to a developing market;
●	our ability to market, license and enforce our shipping calculator, payment processing platform, shopping cart and other e-commerce tools;
●	development of equal or superior Internet portals, shipping calculators and related services by competitors; and
●	our ability to maintain competitive pricing with our carriers

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

Our capital is limited, and we may need additional financing to continue operations.

We require substantial working capital to fund our business. If we are unable to obtain additional financing in the amounts desired and on acceptable terms, or at all, or issue stock, we could be required to significantly reduce the scope of our expenditures, which impact our business potential and the market price of our common stock. By raising additional funds by issuing equity securities, our shareholders will be further diluted. Based on our cash position as of December 31, 2021, we believe we have sufficient capital to fund our anticipated operating expenses over the next 12 months.

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

As a strategic response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on our results of operations and financial condition. In 2021, our revenues were derived from our shipping coordination, shipping label generation services, shipping calculator services, merchant payment processing and brewery management software solutions.

The successful operation of our business depends upon the supply of critical technology elements from other third parties, including our internet service provider and technology licensors.

Our operations depend on a number of third parties for internet/telecom access, delivery services, and software services. We have limited control over these third parties and no long-term relationships with many of them. We rely on an internet service provider to connect our websites to the internet. From time to time, we have experienced temporary interruptions in our websites connection and also our telecommunications access. The Company has recently secured a secondary subscription for our internet services and have migrated our hosted services to a cloud based offsite location in order to mitigate any potential outages. We license technology and related databases from third parties for certain elements of our properties. Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services. Our internally developed software depends on operating system, database and server software that was developed and produced by and licensed from third parties. We have from time to time discovered errors and defects in the software from these third parties and, in part, rely on these third parties to correct these errors and defects in a timely manner. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

Our failure to manage growth could place a significant strain on our management, operational and financial resources.

Growth places a significant strain on our management, operational and financial resources, and has placed significant demands on our management, which currently include two executive officers, a director of sales and a vice president of finance. In order to manage growth, we will be required to expand existing operations, particularly with respect to enhanced product offerings, customer service and development, to improve existing and implement new operational, financial systems, procedures and controls. In 2021, the Company added a significant number of consultants to assist with development and will continue to add customer support and technical personnel.

We have experienced some strain on our resources because of:

●	the need to manage relationships with various technology licensors, other websites and services, and other third parties;
●	pressures for the continued development of our core of software products; and
●	the need for additional development and technology personnel.

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

Development and awareness of our Company will depend largely on our success in increasing our customer base, specifically in the United States. To attract and retain customers and to promote and maintain our Company in response to competitive pressures, we may find it necessary to increase our marketing and advertising budgets and otherwise to increase substantially our financial commitment to creating and maintaining brand loyalty among consumers. We will need to continue to devote substantial financial and other resources to increase and maintain the awareness of our online brands among website users, advertisers, affiliate relationships, and e-commerce entities that we have advertising relationships with through:

●	web advertising, marketing, and social media;
●	traditional media advertising campaigns; and
●	Canadian seller resources.

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

The COVID-19 pandemic has created economic and financial disruptions that could adversely affect our business, financial condition, liquidity, capital, and results of operations. Even as efforts to contain the pandemic, including vaccinations, have made progress and some restrictions have relaxed, new variants of the virus are causing additional outbreaks. The impact of the Delta variant, or other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and other variants, and the response by governmental bodies to reinstate restrictive measures.

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

The market price of the shares of our common stock has been, and is likely to be, highly volatile. During the year ended December 31, 2021 our stock price as quoted on the OTC Pink operated by the OTC Markets Group, Inc., on the OTCPINK has ranged from a high of $3.27 per share to a low of $1.85 per share. The variance in our share price makes it difficult to forecast with any certainty the stock price at which you may be able to buy or sell your shares of our common stock. The market price for our stock could be subject to wide fluctuations in response to factors that are out of our control such as:

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

Our common stock is currently quoted on the OTCPINK, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There are a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the year ended December 31, 2021 the actual daily trading volume ranged from a low of 0 shares of common stock to a high of over 8,300 shares of common stock. Selling our shares can be more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares purchased should they desire to do so.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s primary offices are located at 700 Dorval Drive, Oakville, Ontario with a presence at 225 Cedar Hill Street, Marlborough, Massachusetts, pursuant to a lease agreement for the Oakville property which expires in August 2023.  The agreement for the Marlborough Massachusetts office is month to month.

Item 3. Legal Proceedings

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. Our management is not aware of any litigation outstanding, threatened or pending as of the date hereof by or against us or our properties which we believe would be material to our financial condition or results of operations, except with respect to a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former President and CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment.  Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the board from five to three, and Mr. Pratt and Mr. Austin Lewis, CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, is presently quoted on the OTC Pink operated by the OTC Markets Group Inc., on the OTCPINK under the symbol "PAYD".

The following table sets forth the high and low bid information for our common stock as reported by OTCPINK for the eight quarters ended December 31, 2021. The quotations from the OTCPINK reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

2020	High	Low
Quarter ended March 31, 2020	$2.95	$2.49
Quarter ended June 30, 2020	$3.25	$2.10
Quarter ended September 30, 2020	$5.45	$2.33
Quarter ended December 31, 2020	$3.36	$2.02

2021	High	Low
Quarter ended March 31, 2021	$3.27	$1.85
Quarter ended June 30, 2021	$2.85	$2.07
Quarter ended September 30, 2021	$2.95	$2.26
Quarter ended December 31, 2021	$2.88	$2.21

As of March 31, 2022, there were approximately 867 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

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

Equity Compensation Plan Information

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	10,000	$0.98	-
Equity Compensation Plans Not Approved by Security Holders	393,000	$2.95	586,000
Total	403,000	$2.90	586,000

See Note 9, Notes to Consolidated Financial Statements for the years ended December 31, 2021 and 2020 included in Part IV, Item 15, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

Item 6. Reserved

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

Overview

ShipTime Inc. has developed a SaaS based application, which focuses on the small to medium business segment. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small businesses and through long standing partnerships with selected associations throughout Canada.  Our focus in 2022 will be to continue to grow this portion of our business.

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

Foreign Currency

The currencies of ShipTime, the Company’s international subsidiary, are in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at December 31, 2021. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income.

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

We have an operating lease for our corporate offices in Canada and finance leases for furniture and equipment. Our leases have remaining lease terms of nineteen months to twenty months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

The following discussion compares the Company's results of operations for the year ended December 31, 2021 with those for the year ended December 31, 2020. The Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Years ended December 31,
	2021	2020	% Change
Client services	$3,141	$3,541	(11%)
Shipping calculator services	22,872	27,845	(18)%
Brewery management software	59,075	114,881	(49)%
Merchant processing services	54,003	425,839	(87)%
Shipping coordination and label generation services	14,750,625	12,348,683	19%
Total revenues	$14,889,716	$12,920,789	15%

Revenues increased $1,968,927 or 15% in 2021 from the continued growth of the shipping coordination and label generation services.

Client services revenues decreased $400 or 11% to $3,141 compared to $3,541 in 2020. The decrease was attributable to depleting inventory of our movie posters available for auction.

Shipping calculator services revenues decreased $4,973 or 18% to $22,872 compared to $27,845 in 2020. The decrease was attributed to retirement of a portion of our service offering. The Company has launched a new platform where the new clients will be migrated to.

Brewery management software revenues decreased $55,806 or 49% to $59,075 in 2021 compared to $114,881 in 2020. The decrease is attributable to the impacts of COVID-19 on the brewery industry and the limited marketing to new clients.

Merchant processing services had difficulties with the launch and had declined 87% from $425,839 to $54,003 in 2021. The Company is reevaluating the launch and preparing to combine these services with other Paid products for a re-release.

Shipping coordination and label generation service revenues increased $2,401,942 or 19% to $14,750,625 in 2021 compared to $12,348,683 in 2020. The increase is attributable to the increase in marketing efforts along with the impact of COVID-19 on the small businesses and their ability to sell and ship online.

Gross Profit

Gross profit increased $342,192 or 11% to $3,453,481 in 2021 compared to $3,111,289 in 2020. Gross margin decreased 1 percentage point to 23% in 2021 from 24% in 2020. The decrease in gross margin was partially due to the decrease in pricing to remain competitive in the shipping coordination and label generation industry.

Operating Expenses

Total operating expenses in 2021 were $3,943,984 compared to $5,242,763 in 2020, a decrease of $1,298,779 or 25%. The decrease is mainly due to the share-based compensation for 2020.

Other Income/Expense, net

Net other income in 2021 was $0 compared to $21,128 in the same period of 2020. The 2020 amount is  primarily attributable to the recovery of a bad debt that was previously written off in addition to the reversal of a written off accrued expense.

Net Income (Loss)

The Company reported a net loss in 2021 of $(696,760) compared to a net loss of $(2,232,553) for the same period in 2020. The basic loss per common share in 2021 is $(0.09) while the basic net loss per common share in 2020 is $(0.41).

Inflation

The Company believes that inflation has not had a material effect on its results of operations.

Operating Cash Flows

A summarized reconciliation of the Company's net loss to cash provided by operating activities for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Net loss	$(696,760)	$(2,232,553)
Provision for bad debts	-	20,125
Depreciation and amortization	511,698	488,745
Amortization of operating lease right-of-use assets	33,447	28,545
Share-based compensation	603,533	2,452,701
Deferred income taxes	(131,204)	(120,835)
Gain on sale of property and equipment	-	(739)
Changes in current assets and liabilities	882,640	464,820
Net cash provided by operating activities	$1,203,354	$1,100,809

Working Capital and Liquidity

The Company had cash and cash equivalents of $2,839,687 on December 31, 2021 compared to $1,644,210 at December 31, 2020. The Company had working capital of $495,446 as of December 31, 2021 compared to a working capital of $218,615 at December 31, 2020, an improvement of $276,831. The improvement in working capital is primarily attributed to the cash on hand at year end.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer /Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of December 31, 2021, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As described in our accompanying Management's Annual Report on Internal Control over Financial Reporting, we have identified four remaining material weaknesses in internal controls over financial reporting. Because of these remaining material weaknesses, we concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We continued to review new procedures and controls in 2021 and have taken steps to remediate the material weaknesses at the entity and activity levels, and to review further our procedures and controls in 2022. In addition, we expect to make additional changes to our infrastructure, personnel and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

Prior to the complete remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls even where we conclude the controls are operating effectively can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be immediately detected and could be material to our financial statements.

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

Management, with the participation of our principal executive officer/principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2021 based on criteria established under the COSO integrated framework of internal controls. The COSO framework identifies five components of internal control and provides a basis for evaluating the effectiveness of internal controls. Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2021 due to the following:

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

●	Technology staff has implemented a documenting and sharing process for software development.
●	Updated our information systems user profiles and passwords to improve access controls.
●	Implemented improvements to our information systems to further address control deficiencies.
●	Updated secure backup procedures with best practice methodologies for protecting our financial data in case of a problem.
●	Enhanced the documentation of certain core proprietary technologies so that there is more redundancy and protection of corporate assets.

Ineffective Monitoring of Activities

Monitoring is a process that assesses the quality of internal control performance over time.

Steps taken towards Remediation of Ineffective Monitoring of Activities:

●	The Company has reorganized the organizational reporting structure to enable greater oversight and control of operations which has increased the level of awareness and accountability.
●	The Company meets regularly throughout the year to review operating results, policies and procedures, and staff reviews and practices.
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

●	Daily financial summaries are distributed to senior management to review gross margins, cash receipts and customer activity to evaluate for fraudulent or inconsistent behavior.

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

Steps taken towards Remediation of Expenditures and Accounts Payable:

●	Expenses are reviewed as incurred for proper accounting treatment and approval, department heads are responsible for budgeting and reviewing all expenses for their department.
●	The Vendor Master File is reviewed for updates and changes and any changes are analyzed and monitored for their activity and frequency.
●	Management evaluates all new client relationships for savings opportunities and value.
●	The Chief Financial Officer is required to review and approve all cash disbursements.
●	Policies for accounts payable approvals and payments have been reviewed with all department heads.

Steps taken towards Remediation of Financial Closing:

●	The Company closes its books and reconciles all accounts monthly, and provides management with a comprehensive set of financial and operating reports and analysis of results.
●	The CEO/CFO receives monthly financial updates on each segment of the Company.

The Company has made significant improvements to the activity level controls specifically with regard to the deficiencies with the financial close. In addition, further work is required to develop appropriate controls in the other aspects of activity level control to provide reasonable assurance that controls are designed in the most effective and efficient manner possible. Therefore, while we believe these changes are effective at mitigating risk of material error, there continues to be additional work required for us to conclude that this control area is operating effectively. Therefore, as noted in the Management's Report on Internal Control over Financial Reporting, we consider  this control area within the activity level control to constitute a material weakness.

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

As a smaller reporting company, our independent registered public accounting firm is not required to issue a report on the Company's internal control over financial reporting as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

As discussed in the Managements' Annual Report on Internal Control over Financial Reporting, the Company continues to make improvements to the entity and activity controls and expects to take further steps in 2022 to remediate the outlined deficiencies. The Company has implemented a substantial number of policies and procedures with regard to financial reporting, specifically in terms of segregation of duties. The CEO/CFO has worked with the SVP Finance and management to identify areas of improvement and together they created appropriate written procedures for approvals and spending limits for individuals within the Company. Departmental budgets have been established and all transactions are reviewed monthly. The Company has also implemented dual approval and review of all cash disbursements and financial transactions. While we believe they are effective at mitigating risk of material error, we have not yet concluded that they are operating effectively. There were several areas of improvement in our segregation of duties, financial closing, and information technology controls that have positively impacted our internal control over financial reporting for the fiscal year ended 2021.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of PAID:

Name	Age	Position
W. Austin Lewis, IV	46	CEO, CFO
David Scott	27	COO
Andrew Pilaro	52	Director
Laurie Bradley	67	Director
David Ogden	58	Director

Andrew Pilaro was elected as of September 19, 2000, for a term expiring at the 2001 Annual Meeting of Stockholders and until their successors are elected and qualified  ~~.~~ On March 27, 2021, the Company amended its Bylaws to reduce the existing Board of Directors from five positions to three positions. At that time, W. Austin Lewis, IV and Allan Pratt automatically rolled off from the Board of Directors. Under Delaware law, unless otherwise provided in the certificate of incorporation or bylaws, directors are elected for one-year terms at the annual meeting of shareholders. The Amended Bylaws would provide for the Board to be divided into three classes of directors serving staggered three-year terms.  As a result, approximately one-third of the Board will be elected each year.  Initially, three directors will serve between one-to-three-year terms.  The directors placed in a Class I position will serve for approximately one year.  The directors placed in a Class II position will serve for approximately two years. The directors placed in a Class III position will serve approximately three years. After this transitional arrangement, the Directors will serve for three-year terms, with one class being elected each year.

Andrew Pilaro has served as a Director of PAID since September 2000. He is President of CAP Properties Limited, a family office which is an investment management company, with a primary responsibility for asset management. Mr. Pilaro was asked to serve as a director because he provides investment management skills and a general business background.

W. Austin Lewis, IV currently serves as CFO and CEO of PAID and previously served as the Chairman of the Audit Committee for MAM Software, Inc. (MAMS).  Since 2004, Mr. Lewis has served as Chief Executive Officer of Lewis Asset Management Corporation, an investment management company he founded, where he is also the General Partner of the Lewis Opportunity Fund. Prior to founding Lewis Asset Management, Mr. Lewis held a variety of positions with investment firms, including Puglisi & Co., Thompson Davis & Co., and Branch Cabell & Company. Mr. Lewis holds a Bachelor of Science in Finance and a Bachelor of Science in Financial Economics from James Madison University.  Mr. Lewis was asked to serve as the CEO because he had a thorough knowledge of the Company’s strengths and weaknesses and has a strong background in being able to make companies run efficiently and successfully.

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

Laurie Bradley is the Chief Executive Officer of Flexible Support Group providing funding, accounting, and payroll services to small and mid-size businesses across North America. Ms. Bradley also retains ownership in ASG Renaissance and serves as its President. ASG sold its staffing and contracting business in 2016 and now operates with a focus on executive search, and consulting services that delivers training to assist clients with their diversity and inclusion initiatives. The ASG consulting practice also leverages the 2007 Mosaic Advantage initiative which aggregated a network of minority, women, and veteran owned businesses providing them with access to larger business opportunities, coaching, mentoring and financial services.  Ms. Bradley has worked in both the public and private sectors specializing in talent management, executive leadership, and advisory services. Ms. Bradley holds a Bachelor of Arts degree from McMaster University and a certificate in Business Strategy from Cornell University.

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

Audit Committee Report

The Audit Committee reviewed and discussed our audited consolidated financial statements for the year ended December 31, 2021 with our management.  The Audit Committee also reviewed and discussed our audited consolidated financial statements and the matters required to be discussed, by the Public Company Accounting Oversight Board (“PCAOB”), including material weaknesses and other internal control deficiencies with KMJ Corbin & Company LLP, our independent registered public accounting firm. The Audit Committee received from KMJ Corbin & Company LLP the written disclosures and letter required by applicable requirements of the PCAOB regarding the independent accountant's communications with the audit committee concerning independence and has discussed with the independent accountant the independent accountant's independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2021.

The Audit Committee
Andrew Pilaro

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company's Code of Ethics will be provided to anyone, free of charge, upon request to: W. Austin Lewis, CEO and CFO, PAID, Inc., 225 Cedar Hill Street, Marlborough, Massachusetts 01752.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. These persons are required by SEC regulation to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors and beneficial owners of more than 10% of the Company's stock, have been complied with for the period which this Form 10-K relates except that Mr. Scott was due to file a Form 3 on June 20, 2021 and is late and not yet filed.

Item 11. Executive Compensation

On May 10, 2017, the Board of Directors appointed Laurie Bradley as the Chairman of the Compensation Committee. Ms. Bradley, along with the remaining Board of Directors, will be responsible for carrying out the Board responsibilities relating to executive compensation, employment agreements, executive succession and equity-based compensation programs and practices of the Company.

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

Compensation to the Named Executive Officers

The following table sets forth the compensation of the Company's chief executive officer, chief financial officer and the chief operating officer, and each officer whose total cash compensation exceeded $100,000, for the last two fiscal years ended December 31, 2021 and 2020.

	Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards ($)	Total
W. Austin Lewis, IV (1)(2)(5)(6) (CFO, CEO)	2021	$300,000	$477,500	$-	$777,500
	2020	$283,294	$2,005,500	$-	$2,288,794
David Scott (3) (4)(7) (COO)	2021	$149,675	$25,000	$-	$174,675
	2020	$104,475	$-	$109,200	$213,675

1.	Mr. Lewis’s start date was July 31, 2012.
2.	Mr. Lewis’s salary was approved by the Board of Directors at $300,000.
3.	Mr. Scott was promoted to Chief Operating Officer on May 1, 2020.
4.	Mr. Scott received 15,000 non-qualified options on February 13, 2019 and 15,000 on August 13, 2019. On November 10, 2020 he was awarded an additional 40,000 non-qualified options.
5.

Mr. Lewis’ bonus of 1,050,000 shares for 2019 and 2020 was approved by the Board of Directors on March 29, 2021 and was valued at $1.91 per share based on the close price of the Company’s common stock at March 29, 2021.

6.	Mr. Lewis received 250,000 shares on March 29, 2021 valued at $1.91 per share.
7.	Mr. Scott received 11,312 shares on June 18, 2021 valued at $2.21 per share.

The following tables set forth certain information related to outstanding equity awards as of December 31, 2021 for our executive officers.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
W. Austin Lewis IV	10,000	-	-	$0.975	08/08/2022
CFO, (PFO), (PEO)	10,000	-	-	$0.975	10/15/2022
	2,000	-	-	$0.975	12/06/2022
	2,000	-	-	$0.975	05/21/2023
	4,000	-	-	$0.975	11/18/2024
	2,000	-	-	$0.975	04/01/2026
David Scott	7,000	-	-	$4.10	03/23/2028
	3,000		-	$3.50	10/01/2028
	10,000	5,000	-	$2.92	02/13/2029
	10,000	5,000	-	$3.00	08/13/2029
	13,333	26,667	-	$2.885	11/10/2030

On August 26, 2016, the Board of Directors approved to vote to reprice 53,500 stock options and fully vest any unvested options for two employees and three board members. The exercise price was lowered to $0.975 which reflects the market value of the stock.

In 2020, a number of non-executive employees and non-employee directors received compensation though cash and through stock option grants under the Company’s 2018 Non-Qualified Stock Option Plan. The Company granted 105,000 stock options to employees and consultants during the year ended December 31, 2020.  The options have vesting periods of immediately and over a three-year period, they expire if not exercised within ten years from grant date, and the exercise price was $2.885 per share. During the year ended December 31, 2021, the Company granted 22,300 stock option to employees.  The options vest over a three-year period, they expire if not exercised within ten years from grant date, and the exercise prices ranged from $1.91 to $2.68. As a result of the issuances and the expense recorded on previously issued stock options, in addition to the accrued common stock bonus and other stock issuances, the Company recorded share-based compensation expense of $603,533 and $2,133,808 during the years ended December 31, 2021 and 2020, respectively. On August 13, 2020, the Board of Directors approved cash compensation to board members equal to $4,000, payable in equal installments quarterly, plus an additional $6,000 for each chairperson payable in equal installments quarterly. There were no options granted to executives in 2021.

The following table provides compensation information for the one-year period ended December 31, 2021 for the only non-employee members of our Board of Directors.

	Director Compensation in 2021
Name	Fees earned or paid in cash	Option Awards ($)	Total
Andrew Pilaro	$10,000	$-	$10,000
Laurie Bradley	$10,000	$-	$10,000
David Ogden	$4,000	$-	$4,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 31, 2022 of each of our directors and executive officers, and all of our directors and executive officers as a group, and other beneficial owners holding more than five percent of the Company’s issued and outstanding shares.

	Amount and Nature of Beneficial Ownership		Percent of Class (3)
W. Austin Lewis, IV	3,006,178	(1)	37%
Allan Pratt	2,222,273	(4)	27%
David Scott	91,312	(7)	1%
John Smith	914,973		11%
David Ogden	35,000	(5)	0%
Laurie Bradley	74,217	(6)	1%
Andrew Pilaro	67,337	(2)	1%
All directors beneficial owners	6,411,290		78%

(1)	Included are options to purchase 30,000 shares of the Company’s common stock.
(2)	Includes options to purchase 65,000 shares of the Company's common stock.
(3)	Percentages are calculated on the basis of the amount of outstanding securities plus for such person or group, any securities that person or group has the right to acquire within 60 days.
(4)	Included in this amount are shares authorized and reserved for future issuance from exchangeable shares.
(5)	Includes options to purchase 35,000 shares of the Company's common stock.
(6)	Includes options to purchase 47,500 shares of the Company's common stock.
(7)	Includes options to purchase 80,000 shares of the Company’s common stock

To the knowledge of the management of the Company, based solely on our review of SEC filings, three shareholders are the beneficial owner of more than five percent of the Company’s common stock.

The information regarding the Company's “Equity Compensation Plan Information” is incorporated herein by reference in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company did not engage in any transaction in 2020 or 2021, and does not currently propose any transaction, in which the Company was a participant whereas the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Parties

It is our unwritten policy, which policy is not otherwise evidenced, for any related party transaction that involves more than a de minimis obligation, expense or payment or stock option or equity grants, to obtain approval by our entire board of directors prior to our entering into any such transaction. In conformity with our various policies on related party transactions, any transactions discussed in this Item 13 have been reviewed and approved by our board of directors.

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

Item 14. Principal Accountant Fees and Services

KMJ Corbin & Company LLP (“KMJ”) is our independent registered public accounting firm for the years ended December 31, 2021 and 2020.

The following is a summary of the fees billed to the Company by KMJ for professional services rendered for the years ended December 31, 2021 and 2020. These fees are for work performed in the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

	2021	2020
Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Quarterly Reports (together, the “Financial Statements” ) and for services normally provided in connection with statutory and regulatory filings or engagements	$64,925	$54,600
Tax Fees
Consists of fees billed for tax compliance, tax advice and tax planning	5,000	5,250
Total All Fees	$69,925	$59,850

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

For a list of the financial information included herein, see “Index to Audited Consolidated Financial Statements” on page 29 of this Annual Report on Form 10-K.

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

PAID, INC.

	By:	/s/ W. Austin Lewis, IV
Date: March 31, 2022		W. Austin Lewis, IV, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Pilaro
Andrew Pilaro	Director	March 31, 2022

/s/ Laurie Bradley
Laurie Bradley	Director	March 31, 2022

PAID, INC.

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PAID, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PAID, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liquidity Assessment

Critical Audit Matter Description

Management has prepared the Company’s consolidated financial statements on a going concern basis, which contemplates the continuity of operations, and the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 2, the Company incurred an operating loss for the year ended December 31, 2021, but had positive working capital as of December 31, 2021 and net cash provided by operating activities for the year ended December 31, 2021.  Management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from the consolidated financial statements issuance date in order to determine if there is substantial doubt about the Company’s ability to continue as a going concern.  In the preparation of this liquidity assessment, management applies judgment to estimate the projected cash flows of the Company, which are based on known or planned cash requirements for operating costs as well as planned costs for ongoing efforts to develop technologies to maintain competitive advantage.

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
●

We tested the reasonableness of the projected revenues and expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the consolidated financial statements issuance date. This testing included inquiries with management, comparison of prior period projections to actual results, and consideration of positive and negative evidence impacting management’s projections.

●	We evaluated the reasonableness of management’s assumptions related to the likelihood that the Company would be able to reduce operating expenditures if required.

KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2013.

Irvine, California
March 31, 2022

PAID, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,839,687	$1,644.210
Accounts receivable, net	215,109	171,785
Prepaid expenses and other current assets	164,823	184,366
Total current assets	3,219,619	2,000,361

Property and equipment, net	40,493	59,848
Intangible assets, net	3,175,198	3,633,420
Operating lease right-of-use assets	61,040	93,457
Total assets	$6,496,350	$5,787,086

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,300,509	$1,460,484
Finance leases - current portion	-	2,844
Accrued expenses	376,387	276,254
Contract liabilities	11,154	9,046
Operating lease obligations – current portion	36,123	33,118
Total current liabilities	2,724,173	1,781,746
Long-term liabilities:
Operating lease obligations – net of current portion	25,187	61,794
Deferred tax liability, net	838,312	960,947
Total liabilities	3,587,672	2,804,487
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020, respectively	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 7,807,103 shares issued and 7,773,263 shares outstanding at December 31, 2021, 6,489,004 shares issued and 6,455,164 outstanding at December 31, 2020	7,807	6,489
Accrued common stock bonus	-	2,005,500
Additional paid-in capital	72,691,201	70,083,486
Accumulated other comprehensive income	590,067	570,761
Accumulated deficit	(70,322,550)	(69,625,790)
Common stock in treasury, at cost, 33,840 shares at December 31, 2021 and 2020	(57,847)	(57,847)
Total shareholders' equity	2,908,678	2,982,599

Total liabilities and shareholders' equity	$6,496,350	$5,787,086

See accompanying notes to consolidated financial statements

PAID, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31,

	2021	2020

Revenues, net	$14,889,716	$12,920,789
Cost of revenues	11,436,235	9,809,500
Gross profit	3,453,481	3,111,289
Operating expenses:
Salaries and related	1,803,173	1,530,151
General and administrative	1,046,711	800,996
Amortization of intangible assets	490,567	458,915
Share-based compensation	603,533	2,452,701
Total operating expenses	3,943,984	5,242,763
Loss from operations	(490,503)	(2,131,474)

Other income (expense):
Other income, net	-	21,128
Loss before income tax provision	(490,503)	(2,110,346)
Income tax provision	206,257	122,207
Net loss	(696,760)	(2,232,553)
Preferred dividends	-	(28,532)
Net loss available to common shareholders	$(696,760)	(2,261,085)

Net income loss per share – basic	$(0.09)	$(0.41)
Net income loss per share – diluted	$(0.09)	$(0.41)

Weighted average number of common shares outstanding – basic	7,444,732	5,469,908
Weighted average number of common shares outstanding – diluted	7,444,732	5,469,908

Consolidated statements of comprehensive income (loss):
Net loss	$(696,760)	$(2,232,553)
Other comprehensive income:
Foreign currency translation adjustments	19,306	57,867
Comprehensive loss	$(677,454)	$(2,174,686)

See accompanying notes to consolidated financial statements

PAID, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock		Common Stock		Accrued Common Stock	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Bonus	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2020	4,438,578	$4,439	1,648,657	$1,649	$-	$69,242,412	$512,894	$(67,008,347)	(33,840)	$(57,847)	$2,695,200
Foreign currency translation adjustment	-	-	-	-	-	-	57,867	-	-	-	57,867
Preferred dividends paid	-	-	-	-	-	-	-	(26,252)	-	-	(26,252)
Share-based compensation expense	-	-	-	-	2,005,500	128,308	-	-	-	-	2,133,808
Exchange of Preferred to Common	(4,565,305)	(4,566)	4,566,227	4,566	-	-	-	-	-	-	-
Preferred dividends paid in shares	126,727	127	-	-	-	358,511	-	(358,638)	-	-	-
Warrant reprice						318,893					318,893
Warrant exercise			274,120	274		35,362					35,636
Net loss	-	-	-	-	-	-	-	(2,232,553)	-	-	(2,232,553)
Balance December 31, 2020	-	-	6,489,004	6,489	2,005,500	70,083,486	570,761	(69,625,790)	(33,840)	(57,847)	2,982,599
Foreign currency translation adjustment	-	-	-		-	-	19,306	-	-	-	19,306
Share-based compensation expense	-	-	-	-	-	324,783	-	-	-	-	324,783
Issuance of common stock for accrued bonus and signing bonus	-	-	1,300,000	1,300	(2,005,500)	2,242,950	-	-	-	-	238,750
Issuance of common stock for compensation	-	-	18,099	18	-	39,982	-	-	-	-	40,000
Net loss	-	-	-	-	-	-	-	(696,760)	-	-	(696,760)
Balance December 31, 2021	-	$-	7,807,103	$7,807	$-	$72,691,201	$590,067	$(70,322,550)	(33,840)	$(57,847)	$2,908,678

See accompanying notes to consolidated financial statements

PAID, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2021	2020
Cash flows from operating activities:
Net loss	$(696,760)	$(2,232,553)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	511,698	488,745
Amortization of operating lease right-of-use assets	33,447	28,545
Provision for bad debts	-	20,125
Gain on sale of property and equipment	-	(739)
Share-based compensation	603,533	2,452,701
Deferred income taxes	(131,204)	(120,835)
Changes in assets and liabilities:
Accounts receivable	(41,710)	(60,044)
Prepaid expenses and other current assets	20,143	(59,362)
Accounts payable	837,650	546,859
Accrued expenses	99,153	63,460
Contract liabilities	2,058	3,444
Operating lease obligations	(34,654)	(29,537)
Net cash provided by operating activities	1,203,354	1,100,809
Cash flows from investing activities:
Proceeds from sale of property and equipment	-	739
Purchase of property and equipment	(1,120)	-
Net cash provided by (used in) investing activities	(1,120)	739
Cash flows from financing activities:
Payments on finance leases	(2,907)	(9,627)
Proceeds from warrant exercise	-	35,636
Payments of preferred dividends	-	(26,252)
Net cash used in financing activities	(2,907)	(243)
Effect of exchange rate changes on cash and cash equivalents	(3,850)	67,024

Net change in cash and cash equivalents	1,195,477	1,168,329

Cash and cash equivalents, beginning of year	1,644,210	475,881

Cash and cash equivalents, end of year	$2,839,687	$1,644,210

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$956	$500
Interest	$85	$664
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of common shares in settlement of accrued expenses	$2,005,500	$-
Issuance of preferred shares for settlement of dividends	$-	$358,638

See accompanying notes to consolidated financial statements

PAID, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

NOTE 2. LIQUIDITY AND MANAGEMENT’S PLANS

For the year ended December 31, 2021, the Company reported cash and cash equivalents of $2,839,687 and cash flow from operations of $1,203,354 and had working capital of $495,446.  The Company has reported an operating loss of $490,503 for the year ended December 31, 2021 and has an accumulated deficit of $70,322,550 at December 31, 2021.

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

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company's working capital requirements through the end of March 2023 and will have a positive impact on the Company for the foreseeable future.

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

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the year ended December 31, 2021, compared to 96% of its revenues from Canada and 4% from the U.S. during the year ended December 31, 2020.

At December 31, 2021 and 2020, the Company maintained 100% of its net property and equipment in Canada.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 2021 and 2020, the components of comprehensive income (loss) consist solely of foreign currency translation gains (losses).

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by the Company’s management include, but are not limited to, the collectability of accounts receivable, the recoverability of long-lived assets, the valuation of deferred tax assets and liabilities, renewal periods and discount rates for leases and the valuation of share-based transactions. Actual results could materially differ from those estimates.

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

At December 31, 2021 and 2020, the Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with initial maturities of three months or less to be cash equivalents. Management believes that the carrying amounts of cash equivalents approximate their fair value because of the short maturity period.

Concentration of Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to USD $250,000 and the Canadian Depositors Insurance Corporation (“CDIC”) up to CAD $100,000. At December 31, 2021, the Company had amounts that exceeded the CDIC insurance limits but none that were in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2021, and 2020, the Company recorded a provision for doubtful accounts of $0 and $20,125, respectively.

For the years ended December 31, 2021 and 2020, no revenues from any one individual customer accounted for more than 10% of the total revenues. As of December 31, 2021 and 2020, there was no customer that accounted for more than 10% of the accounts receivable balance.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the years ended December 31, 2021 and 2020. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Advertising

Advertising costs are charged to expense as incurred. For the years ended December 31, 2021 and 2020, advertising expense totaled $184,075 and $104,121, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Share-Based Compensation

The Company grants options to purchase the Company’s common stock to employees, directors and consultants under stock option plans. The benefits provided under these plans are share-based payments that the Company accounts for using the fair value method. In addition, the Board of Directors approved an amendment to ShipTime’s December 30, 2016 Warrant Agreement with an entity controlled by the Company’s CEO/CFO to reprice the outstanding warrants.  The modification of the warrant resulted in a charge to the Company’s share-based compensation expense. In addition, during 2021, the Company’s board of directors granted shares of common stock valued at the closing price on the date of the grant, for 2019 and 2020 bonuses and a 2021 signing bonus to the CEO/CFO (See Note 9).

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2021 and 2020 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of December 31, 2021 and 2020, no excess tax benefits for tax deductions related to share-based awards were recognized from any stock options exercised in the years ended December 31, 2021 and 2020 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s consolidated balance sheets at December 31, 2021 and 2020.

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

For the years ended December 31, 2021 and 2020, there were no dilutive shares that were included in the diluted earnings (loss) per share as their effect would have been anti-dilutive for the years then ended.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31:

	2021	2020
Numerator:
Net loss available to common shareholders	$(696,760)	$(2,261,085)
Denominator: Basic weighted-average shares outstanding	7,444,732	5,469,908
Effect of dilutive securities	-	-
Diluted weighted-average shares outstanding	7,444,732	5,469,908
Net loss per share attributed to common shareholders – basic	$(0.09)	$(0.41)
Net loss per share attributed to common shareholders - diluted	$(0.09)	$(0.41)

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s five reportable segments are managed separately based on fundamental differences in their operations. At December 31, 2021, the Company operated in the following five reportable segments:

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

The following table compares total revenues for the years indicated.

	Years Ended
	December 31, 2021	December 31, 2020
Client services	$3,141	$3,541
Brewery management software	59,075	114,881
Shipping calculator services	22,872	27,845
Merchant processing services	54,003	425,839
Shipping coordination and label generation services	14,750,625	12,348,683
Total revenues, net	$14,889,716	$12,920,789

The following table compares total income (loss) from operations for the years indicated.

	Years Ended
	December 31, 2021	December 31, 2020
Client services	$2,529	$2,775
Brewery management software	20,747	49,601
Shipping calculator services	12,383	6,274
Merchant processing services	20,417	104,958
Shipping coordination and label generation services	653,075	679,130
Corporate operations	(1,199,654)	(2,974,212)
Total loss from operations	$(490,503)	$(2,131,474)

During 2021, the Company recorded depreciation and amortization expense of $511,698 which was solely related to the shipping coordination and label generations service segment of the Company.

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

Beginning in 2018, customers were offered airline miles as a reward for using the shipping coordination and label generation services.  Our affiliated partner, Canadian Federation of Independent Businesses (“CFIB”) has allowed us to provide this benefit to their members. Miles are purchased from Air Canada and distributed to the members once monthly based on a calculation of one mile for each base and fuel dollar of their spend with the Company. Unused airline miles are recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $215,109 and $171,785 at December 31, 2021 and 2020, respectively. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $11,154 and $9,046 at  December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company recognized revenues of $9,046 and $5,338, respectively, related to contract liabilities outstanding at the beginning of each year.

NOTE 5. PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	2021	2020
Computer equipment and software	$140,775	$139,551
Office furniture and equipment	70,814	70,348
Website development costs	402,975	402,306
	614,564	612,205
Accumulated depreciation	(574,071)	(552,357)
	$40,493	$59,848

Depreciation expense of property and equipment for the years ended December 31, 2021 and 2020 amounted to $21,131 and $29,830, respectively.

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

In addition, the Company has various intangible assets from past business combinations.

At December 31, 2021, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$846,186	$624,162	$4,963,860	$6,450,208
Accumulated amortization	(16,000)	(843,240)	(624,162)	(1,791,608)	(3,275,010)
	$-	$2,946	$-	$3,172,252	$3,175,198

At December 31, 2020, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$839,816	$620,094	$4,928,102	$6,404,012
Accumulated amortization	(16,000)	(668,929)	(620,094)	(1,465,569)	(2,770,592)
	$-	$170,887	$-	$3,462,533	$3,633,420

Amortization expense of intangible assets for the years ended December 31, 2021 and 2020 was $490,567 and $458,915, respectively.

Amortization of intangible assets for the next five years ending December 31 are as follows:

Year Ended December 31,
2022	321,650
2023	318,704
2024	318,704
2025	318,704
2026	318,704
Total 5 year amortization	$1,596,466

NOTE 7. ACCRUED EXPENSES

At December 31, accrued expenses consist of the following:

	2021	2020
Payroll and related costs	$58,182	$25,319
Professional and consulting fees	26,070	-
Royalties	47,803	47,803
Accrued cost of revenues	212,020	170,928
Sales tax	31,902	31,902
Other	410	302
Total	$376,387	$276,254

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former President, CEO and Chairman. On or around January 2020, the Company had allowed the Mr. Pratt’s employment agreement to not renew, but Mr. Pratt alleges in a court in Canada that the Company terminated him and that the Company owes him a severance payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the size of the Board from five to three, and Mr. Pratt and Mr. Austin Lewis, then CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision.

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

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. For the year ended December 31, 2020, the annual coupon was $28,532. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. The Company paid the 2018 and 2019 coupon payments totaling $358,638 by issuing 126,727 preferred shares and a cash payment of $26,252 for the 2020 coupon payment through March 2020. In 2020, all 4,565,305 shares of Series A Preferred Stock were exchanged for common stock (see below). As of December 31, 2021 and 2020, there are no outstanding shares of Series A Preferred Stock.

    Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The Company made available to its ShipTime Canada exchangeable preferred shareholders the one-time option to convert existing book entry preferred shares and exchangeable rights to preferred shares into PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholder the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. During 2020, two shareholders sold 500 ShipTime exchangeable shares which were subsequently exchanged for 178,000 common shares. In total, the Company has reserved for future issuance of 2,213,608 shares of PAID common stock with respect to the remaining 6,218 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of December 31, 2021 for financial reporting purposes.

During 2020, the Company issued 274,120 shares of PAID common stock as a result of the exercise of an investor warrant for 770 ShipTime exchangeable shares. The Company received gross proceeds of $35,636 in connection with the warrant exercise.  On March 29, 2021, the Company's Board of Directors authorized the issuance of 1,050,000 bonus shares of PAID common stock to the CEO/CFO for services rendered during 2019 and 2020.  This bonus was valued at $2,005,500 based on the closing price of the Company's common stock at March 29, 2021 and was recorded in accrued common stock bonus in shareholders’ equity at December 31, 2020. Also, at March 29, 2021, the Company’s Board of Directors authorized the issuance of an additional 250,000 shares to the CEO/CFO as a one-time sign-on bonus resulting in a share-based compensation expense of $477,500, which was recognized ratably during 2021 as the bonus shares were subject to repurchase if the CEO/CFO terminated employment through January 1, 2022. All of these shares were issued on March 31, 2021.  During 2021, the Company issued 18,099 shares valued at $2.21 per share for a total of $40,000 to two employees as bonus compensation which is included in share-based compensation. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder.

Share-Based Incentive Plans

During the years ended December 31, 2021 and 2020, the Company had four stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

On March 23, 2018, the Board of Directors voted to approve the 2018 Stock Option Plan which reserves 450,000 non-qualified stock options to be granted to employees.  On November 10, 2020, the board voted to increase the 2018 Stock Option Plan from 450,000 options to 900,000 options.  For the year ended December 31, 2020, the Company granted 105,000 stock options to employees, consultants and directors.  The 2020 options have vesting periods of immediately and over a three-year period, they expire if not exercised within ten years from grant date, and the exercise price is $2.885 per share.    During 2020, as a result of the termination of several employees, the Company recorded 61,948 expired options and an additional 20,459 stock options that were cancelled. For the year ended December 31, 2021, the Company granted 22,300 stock options to employees.  The 2021 options have a three-year vesting period, they expire if not exercised within ten years from the grant date, and the exercise price ranges from $1.91 to $2.68 per share.  During 2021, options granted to purchase 6,000 shares of the Company’s common stock were cancelled due to the expiration of the ten-year term and an additional 17,090 were forfeited as a result of the termination of several employees.

Active Plans:

2018 Plan

On March 23, 2018, the Company adopted the 2018 Non-Qualified Stock Option Plan (the "2018 Plan"). The purpose of the 2018 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10-year contractual term and have a vesting period that ranges from one hundred percent on the date of grant to fully vest over a two-year period. There are currently 586,000 shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2021 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2021	308,790	$3.24
Granted	22,300	2.19
Cancelled/Expired	(17,090)	3.13
Exercised	-	-
Options outstanding at December 31, 2021	314,000	$3.17

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the "2012 Plan"). The purpose of the 2012 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10-year contractual term and vest one hundred percent on the date of grant. There are no shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2021 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2021	36,000	$0.98
Granted	-	-
Cancelled	-	-
Exercised	-	-
Options outstanding at December 31, 2021	36,000	$0.98

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the "2011 Plan"). Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.98 per share, to acquire the number of shares of the Company's common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10-year contractual term and have vesting periods that range from one hundred percent on the date of grant to one-third immediately, one-third vesting in 18 months and the final one-third vesting in 36 months from the date of the grant. There are no shares reserved for issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2021 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2021	43,000	$3.00
Granted	-	-
Cancelled	-	-
Exercised	-	-
Options outstanding at December 31, 2021	43,000	$3.00

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 60,000 shares. The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant. There are no shares reserved for issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2021 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2021	16,000	$23.33
Granted	-	-
Cancelled/Expired	(6,000)	60.58
Exercised	-	-
Options outstanding at December 31, 2021	10,000	$0.98

Fair value of issuances

The fair value of the Company's option grants under the 2018, 2012, 2011, and 2002 Plans was estimated at the date of grant using the Black-Scholes-Merton model with the following weighted average assumptions:

	2021			2020
Expected term (based upon historical experience) (in years)	5.5	-	5.8	5.0	-	5.8
Expected volatility	117	-	159%	143	-	159%
Expected dividends	None			None
Risk free interest rate	0.73	-	1.24%			0.46%

For the years ended December 31, 2021 and 2020, the Company recorded total share-based compensation expense related to the common stock bonuses, other stock issuances, and stock options of $603,533 and $2,133,808, respectively, which is recorded in share-based compensation expense in the accompanying consolidated statements of operations and comprehensive income (loss).

The Company has unrecognized share-based compensation expense of $123,252 for options outstanding as of December 31, 2021 which will be recognized over the weighted average period of approximately two years.

Information pertaining to options outstanding and exercisable at December 31, 2021 is as follows:

Options Outstanding			Options Exercisable
Exercise Prices	Number of shares	Weighted Average Remaining contractual Life (In Years)	Number of shares	Weighted Average Remaining contractual Life (In Years)
$0.98	51,500	1.96	51,500	1.96
$1.91	10,000	9.25	3,333	9.25
$2.21	7,000	9.45	2,333	9.45
$2.68	5,300	9.87	1,767	9.87
$2.89	105,000	8.87	51,667	8.87
$2.92	52,500	7.13	47,500	7.13
$3.00	52,500	7.62	47,500	7.62
$3.30	37,500	5.75	37,500	5.75
$3.50	3,000	6.76	3,000	6.76
$4.10	78,700	6.23	78,700	6.23
	403,000	6.81	324,800	6.33

Summary of all stock option plans activity during the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	403,790	$3.81
Granted	22,300	2.19
Cancelled/Expired	(23,090)	18.06
Exercised	-	-
Options outstanding and expected to vest at December 31, 2021	403,000	$2.90	6.81	$94,003
Options exercisable at December 31, 2021	324,800	$2.94	6.33	$87,469

The aggregate intrinsic value of options is calculated as the difference between the exercise price of options and the fair value of the Company’s common stock.

Warrants

From time to time, the Company issues warrants to purchase shares of the Company’s common stock to investors, note holders and to non-employees for services rendered or to be rendered in the future. On August 14, 2020, the Board of Directors approved an amendment to ShipTime’s December 30, 2016 Warrant Agreement with an entity controlled by the Company’s CEO/CFO to reprice the outstanding warrants. The modification of the warrant resulted in a charge to the Company’s share-based compensation expense of $318,893.  As of December 31, 2021 and 2020, there were no outstanding warrants.

NOTE 10. INCOME TAXES

The Company’s loss before income tax provision includes the following components for the years ended December 31:

	2021	2020
U.S.	$(1,143,578)	$(2,537,388)
Foreign	653,075	427,042
	$(490,503)	$(2,110,346)

The Company is subject to taxation in the U.S., Canada, and Massachusetts. The provision for income taxes for the years ended December 31 are summarized below:

	2021	2020
Current:
Federal	$-	$-
State	456	500
Foreign	336,568	250,711
Total current	337,024	251,211

Deferred:
Federal	-	-
State	-	-
Foreign	(130,767)	(129,004)
Total deferred	(130,767)	(129,004)
Income tax provision	$206,257	$122,207

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income tax provision to the income tax provision is as follows for the years ended December 31:

	2021	2020
U.S. federal statutory tax rate	21.00%	21.00%
State tax benefit, net	(7.61)%	7.52%
Stock compensation	(4.15)%	(5.16)%
Officers compensation	(69.84)%	-%
Attributes expiration	(148.01)%	(38.04)%
Other	0.87%	(0.85)%
Interest and penalties	(14.27)%	-%
Valuation allowance	180.11%	9.75%
Effective income tax rate	(41.90)%	(5.78)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax liabilities are as follows as of December 31:

	2021	2020
Deferred taxes:
NOLs	$9,122,325	$9,456,605
Inventory and other reserves	24,128	24,128
Stock based compensation expense	296,657	853,239
Lease liability	16,125	25,151
Accruals	7,597	1,892
Other	96	96
Total deferred tax assets	9,466,928	10,361,111
Depreciation and amortization	(784,611)	(908,380)
Right-of-use assets	(16,054)	(24,767)
Valuation allowance	(9,504,575)	(10,388,911)
Net deferred tax liabilities	$(838,312)	$(960,947)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The reduction in the valuation allowance is approximately $884,000 and $206,000 in 2021 and 2020, respectively.

As of December 31, 2021, the Company had net operating loss carryforwards for federal income tax purposes of approximately $39,069,000. Of the total amount approximately $1,931,000 were generated after January 1, 2018, and therefore will not expire but can only be used to offset 80 percent of future taxable income. The remaining amount of approximately $37,138,000 expire beginning in the year 2022. As of December 31, 2021, the Company had net operating loss carryforwards for state income tax purposes of approximately $13,995,000 which expire beginning in the year 2030.

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

A valuation allowance of 100% has been established in respect of the deferred income tax assets due to the uncertainty of the Company’s utilization of such deferred tax assets for the U.S. federal and state on each of the Company’s consolidated balance sheets at December 31, 2021 and 2020.

The income tax provision at December 31, 2021 reflects a full accounting of tax filings under ASC Subtopic 740-10. Paid, Inc. is subject to U.S. federal and Massachusetts state tax. With limited exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2018. Generally, the tax years remain open for examination by the Federal authority under three-year statute of limitation; however, states generally keep their statute open for four years. In addition, the Company's tax years from inception are subject to limited examination by the United States and Massachusetts authorities due to the carry forward of unutilized net operating losses. ShipTime is subject to taxation in Canada and Ontario. The Company recognizes interest and penalties related with income taxes, as estimated or incurred, as a part of the income tax provision.  As of December 31, 2021, and 2020 the Company accrued $70,060 and $0 of interest and penalties related to foreign income taxes.

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

On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief, tax and health extenders. The Company will continue to evaluate the impact of the CAA and its impact on our financial statements in 2022 and beyond.

NOTE 11. Leases

We have an operating lease for our corporate offices in Canada and finance leases for furniture and equipment, which expired in June 2021. Our leases have remaining lease terms of nineteen months to twenty months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

We report operating lease assets, as well as operating lease current and noncurrent obligations on our consolidated balance sheets for the right to use the building in our business.

Generally, interest rates are stated in our leases for equipment. When no interest rate is stated in a lease, however, we review the interest rates implicit in our recent finance leases to estimate our incremental borrowing rate. We determine the rate implicit in a lease by using the most recent finance lease rate, or other method we think most closely represents our incremental borrowing rate.

The components of lease expense for the years ended December 31, were as follows:

	2021	2020
Operating lease cost	$40,796	$38,163

Finance lease cost:
Amortization of leased assets	$5,557	$10,813
Interest on lease liabilities	86	832
Total finance lease cost	$5,643	$11,645

Supplemental cash flow information related to leases for the years ended December 31, was as follows:

	2021	2020
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$42,006	$39,583
Operating cash flows from finance leases	$86	$832
Financing cash flows from finance leases	$2,907	$9,627

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance leases	$-	$-

Supplemental balance sheet information related to leases was as follows:

Operating leases:	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	$61,040	$93,457
Current portion of operating lease obligations	$36,123	$33,118
Operating lease obligations, net of current portion	25,187	61,794
Total operating lease liabilities	$61,310	$94,912

Finance leases:
Property and equipment, at cost	$53,885	$54,066
Accumulated depreciation	(53,885)	(48,659)
Property and equipment, net	$-	$5,407

Current portion of finance lease obligations	$-	$2,844
Finance lease obligations, net of current portion	-	-
Total finance lease liabilities	$-	$2,844

Year Ended December 31, 2021
Weighted Average Remaining Lease Term (in years)
Operating lease	1.6
Finance leases	-

Weighted Average Discount Rate
Operating lease	9.0%
Finance leases	-%

Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitment as of December 31, 2021 is as follows:

Years ending December 31,	Total
2022	$41,179
2023	25,466
Total lease liabilities	66,645
Less amount representing interest	(5,335)
Total	61,310
Less current portion	(36,123)
$25,187

NOTE 12. SUBSEQUENT EVENTS

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

10.8	Exchange and Call Rights Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 23, 2016)
10.9	Support Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 23, 2016)
10.10+	Employment Agreement for Allan Pratt (incorporated by reference to Exhibit 10.6 to Form 8-K filed on December 23, 2016)
10.11	Employment Agreement for W. Austin Lewis IV (incorporated by reference from Exhibit 10.11to Form 10-K filed on March 31, 2021 )
10.12	Non-Compete Agreement for W. Austin Lewis IV (incorporated by reference from Exhibit 10.12to Form 10-K filed on March 31, 2021)
31.2*	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.0*	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
EX-101.INS	Inline XBRL Instance Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*filed herewith
+Indicates a management contract or any compensatory plan, contract or arrangement