Form 10-Q
period 2022-03-31
PAID INC
filed 2022-05-16
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

For the quarterly period ended March 31, 2022

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

Yes ☐     No ☒

As of May 15, 2022, the issuer had outstanding 7,773,263 shares of its Common Stock.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31,
	(Unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,876,293	$2,839,687
Accounts receivable, net	309,969	215,109
Prepaid expenses and other current assets	129,571	164,823
Total current assets	3,315,833	3,219,619

Property and equipment, net	37,111	40,493
Intangible assets, net	3,134,522	3,175,198
Operating lease right-of-use assets	52,971	61,040
Total assets	$6,540,437	$6,496,350

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,156,471	$2,300,509
Accrued expenses	564,723	376,387
Contract liabilities	12,140	11,154
Operating lease obligations – current portion	37,348	36,123
Total current liabilities	2,770,682	2,724,173
Long-term liabilities:
Operating lease obligations – net of current portion	15,593	25,187
Deferred tax liability, net	849,542	838,312
Total liabilities	3,635,817	3,587,672
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 7,807,103 shares issued and 7,773,263 shares outstanding at March 31, 2022 and December 31, 2021	7,807	7,807
Additional paid-in capital	72,709,297	72,691,201
Accumulated other comprehensive income	628,367	590,067
Accumulated deficit	(70,383,004)	(70,322,550)
Common stock in treasury, at cost, 33,840 shares at March 31, 2022 and December 31, 2021	(57,847)	(57,847)
Total shareholders' equity	2,904,620	2,908,678

Total liabilities and shareholders' equity	$6,540,437	$6,496,350

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues, net	$3,609,701	$3,512,773
Cost of revenues	2,811,209	2,633,758
Gross profit	798,492	879,015

Operating expenses:
Salaries and related	458,509	430,175
General and administrative	299,402	243,165
Share-based compensation	18,096	263,613
Amortization of other intangible assets	82,039	121,395
Total operating expenses	858,046	1,058,348
Loss from operations	(59,554)	(179,333)
Provision for income taxes	900	400
Net loss	$(60,454)	$(179,733)

Net loss per share – basic and diluted	$(0.01)	$(0.03)
Weighted average number of common shares outstanding – basic and diluted	7,773,263	6,455,164
Condensed consolidated statements of comprehensive loss
Net loss	$(60,454)	$(179,733)
Other comprehensive income:
Foreign currency translation adjustments	38,300	40,512
Comprehensive loss	$(22,154)	$(139,221)

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2022	2021
Cash flows from operating activities:
Net loss	$(60,454)	$(179,733)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,909	127,980
Amortization of operating lease right-of-use assets	8,761	7,993
Share-based compensation	18,096	263,613
Changes in assets and liabilities:
Accounts receivable	(92,022)	(71,038)
Prepaid expenses and other current assets	36,448	43,852
Accounts payable	(169,876)	(4,540)
Accrued expenses	182,153	180,803
Contract liabilities	826	1,076
Operating lease obligations	(9,059)	(8,292)
Net cash provided by operating activities	782	361,714

Cash flows from investing activities:
Purchase of property and equipment	-	(1,120)
Net cash used in investing activities	-	(1,120)

Cash flows from financing activities:
Payments on finance leases	-	(1,417)
Net cash used in financing activities	-	(1,417)
Effect of exchange rate changes on cash and cash equivalents	35,824	22,615

Net change in cash and cash equivalents	36,606	381,792

Cash and cash equivalents, beginning of period	2,839,686	1,644,210
Cash and cash equivalents, end of period	$2,876,293	$2,026,002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$900	$400
Interest	$-	$57
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of common shares in settlement of accrued expenses	$-	$2,005,500

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

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2022	7,807,103	$7,807	$72,691,201	$590,067	$(70,322,550)	(33,840)	$(57,847)	$2,908,678
Foreign currency translation adjustment	-	-	-	38,300	-	-	-	38,300
Share-based compensation expense	-	-	18,096	-	-	-	-	18,096
Net loss	-	-	-	-	(60,454)	-	-	(60,454)
Balance, March 31, 2022	7,807,103	$7,807	$72,709,297	$628,367	$(70,383,004)	(33,840)	$(57,847)	$2,904,620

See accompanying notes to condensed consolidated financial statements

PAID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2022

Note 1. Organization and Significant Accounting Policies

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

General Presentation and Basis of Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 that was filed on March 31, 2022.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited consolidated financial statements, and these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2022.

Liquidity and Management’s Plans

At March 31, 2022 the Company reported cash and cash equivalents of $2,876,293 and net working capital of $545,151 and reported cash flows from operations of $782 for the three months ended Mach 31, 2022. The Company has reported an operating loss of $60,454 for the period ended March 31, 2022 and has an accumulated deficit of $70,383,004 at March 31, 2022.

Management believes that the Company has adequate cash resources to fund operations during the next 12 months after the filing of this quarterly report of Form 10-Q. In addition, management continues to explore opportunities and has organized additional resources to monetize its patents. However, there can be no assurance that anticipated growth in new business will occur, and that the Company will be successful in launching new products and services. Management continues to seek alternative sources of capital to support the growth of future operations.

Although there can be no assurances, the Company believes that the above management plans will be sufficient to meet the Company's working capital requirements through the end of May 2023 and will have a positive impact on the Company for the foreseeable future.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at March 31, 2022 and December 31, 2021. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the three months ended March 31, 2022 and 2021.

At March 31, 2022, the Company maintained 100% of its property and equipment net of accumulated depreciation in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three months ended March 31, 2022 and 2021. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $309,969 and $215,109 as of March 31, 2022 and December 31, 2021, respectively. The Company has one customer that makes up 10% of the accounts receivable balance at March 31, 2022. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $12,140 and $11,154 at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, the Company recognized revenues of $11,154, related to contract liabilities outstanding at the beginning of the year.

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

For the three months ended March 31, 2022 and 2021, there were approximately 33,000 and 36,000, respectively, of potentially dilutive shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive.

The Company computes its income (loss) available to common shareholders by subtracting dividends on preferred stock, including undeclared or unpaid dividends if cumulative, and any deemed dividends or discounts on redeemed preferred stock from its reported net income (loss) and reports the same on the face of the consolidated statements of operations and comprehensive income (loss).

The following is a reconciliation of the numerators and denominators of the basic earnings (loss) per common share and diluted earnings (loss) per common share computation for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Numerator:
Net loss available to common shareholders	$(60,454)	$(179,333)
Denominator:
Basic weighted-average shares outstanding	7,773,263	6,455,164
Effect of dilutive securities	-	-
Diluted weighted-average shares outstanding	7,773,263	6,455,164
Basic loss per common share	$(0.01)	$(0.03)
Diluted loss per common share	$(0.01)	$(0.03)

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s five reportable segments are managed separately based on fundamental differences in their operations. At March 31, 2022, the Company operated in the following five reportable segments:

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

The following table compares total revenue for the periods indicated.

	Three Months Ended
	March 31, 2022	March 31, 2021
Client services	$280	$1,283
Shipping calculator services	5,544	5,863
Brewery management software	9,375	19,200
Merchant processing services	12,053	12,525
Shipping coordination and label generation services	3,582,449	3,473,902
Total revenues	$3,609,701	$3,512,773

The following table compares total loss from operations for the periods indicated.

	Three Months Ended
	March 31, 2022	March 31, 2021
Client services	$280	$969
Shipping calculator services	3,565	2,011
Brewery management software	(4,743)	11,632
Merchant processing services	4,039	4,622
Shipping coordination and label generation services	138,901	(81,827)
Corporate operations	(201,596)	(116,740)
Total loss from operations	$(59,554)	$(179,333)

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed herein.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the period that would apply to the Company and would have a material impact on its financial position or results of operations.

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2022 (unaudited)	December 31, 2021
Payroll and related costs	$53,735	$58,182
Professional and consulting	-	26,070
Royalties	47,803	47,803
Accrued cost of revenues	430,873	212,020
Sales tax	31,902	31,902
Other	410	410
Total	$564,723	$376,387

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

In addition, the Company has various other intangibles from past business combinations.

At March 31, 2022, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$857,522	$631,402	$5,027,498	$6,532,422
Accumulated amortization	(16,000)	(857,522)	(631,402)	(1,892,976)	(3,397,900)
	$-	$-	$-	$3,134,522	$3,134,522

At December 31, 2021, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$846,186	$624,162	$4,963,860	$6,450,208
Accumulated amortization	(16,000)	(843,240)	(624,162)	(1,791,608)	(3,275,010)
	$-	$2,946	$-	$3,172,252	$3,175,198

Amortization expense of intangible assets for the three months ended March 31, 2022 and 2021 was $82,039 and $121,395, respectively.

Note 4. Commitments and Contingencies

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former President, CEO and Chairman. In February 2020, the Company did not renew Mr. Pratt’s employment agreement, but Mr. Pratt alleges in a court in Canada that the Company terminated him and that the Company owes him a severance payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the size of the Board from five to three, and Mr. Pratt and Mr. Austin Lewis, then CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility lease, the Company has agreed to indemnify its lessor for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

Note 5. Shareholders’ Equity

Preferred Stock

The Company’s amended Certificate of Incorporation authorizes the issuance of 20,000,000 shares of blank-check preferred stock at $0.001 par value. The Board of Directors will be authorized to fix the designations, rights, preferences, powers and limitations of each series of the preferred stock.

The Company filed a Certificate of Designations effective on December 30, 2016, which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of March 31, 2022 and December 31, 2021, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The Company made available to its ShipTime Canada exchangeable preferred shareholders the one-time option to convert existing book entry preferred shares and exchangeable rights to preferred shares into PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholder the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. During 2020, two shareholders sold 500 ShipTime exchangeable shares which were subsequently exchanged for 178,000 common shares. In total, the Company has reserved for future issuance of 2,213,608 shares of PAID common stock with respect to the remaining 6,218 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of March 31, 2022 for financial reporting purposes.

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

Share-based Incentive Plans

On March 23, 2018, the Board of Directors voted to approve the 2018 Stock Option Plan which reserves 450,000 non-qualified stock options to be granted to employees. The Company has three additional stock option plans that include both incentive and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. On November 10, 2020, the board voted to increase the 2018 Stock Option Plan from 450,000 options to 900,000 options. For the year ended December 31, 2020, the Company granted 105,000 stock options to employees, consultants and directors. During 2021, as a result of the termination of several employees, the Company recorded 61,948 expired options and an additional 20,459 that were cancelled. During 2022, the Company issued 10,000 stock options to one employee. These options have a three-year vesting schedule with one-third vesting immediately, one-third vesting in 18 months and the final one-third vesting in 36 months, they expire if not exercised in ten years from the grant date, and their exercise price is $1.91 per share.

For the three-month periods ended March 31, 2022, and 2021, the Company recorded $18,096 and $263,613, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2022 and prior years and the issuance of shares in the first quarter of 2021 for employment compensation.

Note 6. Leases

We have an operating lease for our corporate offices in Canada and finance leases for furniture and equipment which expired in June 2021. Our leases have remaining lease terms of sixteen months to seventeen months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

The components of lease expense were as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease cost	$10,093	$10,095

Finance lease cost:
Amortization of leased assets	$-	$2,741
Interest on lease liabilities	-	57
Total finance lease cost	$-	$2,798

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$10,392	$10,395
Operating cash flows from finance leases	$-	$57
Financing cash flows from finance leases	$-	$1,417

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance leases	$-	$-

Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$52,971	$61,040
Current portion of operating lease obligations	$37,348	$36,123
Operating lease obligations, net of current portion	15,593	25,187
Total operating lease liabilities	$52,941	$61,310

Finance leases:
Property and equipment, at cost	$55,206	$53,885
Accumulated depreciation	(55,206)	(53,885)
Property and equipment, net	$-	$-

Current portion of finance lease obligations	$-	$-
Finance lease obligations, net of current portion	-	-
Total finance lease liabilities	$-	$-

	March 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term
Operating lease (in years)	1.4	1.6
Finance leases	-	-

Weighted Average Discount Rate
Operating lease	9.0%	9.0%
Finance leases	-%	-%

A summary of future minimum payments under non-cancellable operating lease commitment as of March 31, 2022 is as follows:

Years ending December 31,	Total
2022 (remaining portion)	31,298
2023	25,807
Total lease liabilities	$57,105
Less amount representing interest	(4,164)
Total	52,941
Less current portion	(37,348)
$15,593

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the fiscal year ended December 31, 2021 that was filed on March 31, 2022.

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

Overview

ShipTime Inc. has developed a SaaS based application, which focuses on the small to medium business segment. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small businesses and through long standing partnerships with selected associations throughout Canada.  Our focus in 2022 will be to significantly grow this portion of our business.

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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements for the years ended December 31, 2021 and 2020 included in our Form 10-K filed on March 31, 2022, as updated and amended in Note 1 of the Notes to Condensed Consolidated Financial Statements included herein. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021.

The following discussion compares the Company's results of operations for the three months ended March 31, 2022 with those for the three months ended March 31, 2021. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended March 31,
	2022	2021	% Change
Client services	$280	$1,283	(78)%
Brewery management software	9,375	19,200	(51)%
Shipping coordination and label generation services	3,582,449	3,473,902	3%
Merchant processing services	12,053	12,525	(4)%
Shipping calculator services	5,544	5,863	(5)%
Total revenues	$3,609,701	$3,512,773	3%

Revenues increased 3% in the first quarter primarily from the annual increase in carrier rates along with the ongoing increases to the fuel surcharges for revenues related to our shipping coordination and label generation services.

Client services revenues decreased $1,003 or 78% to $280 in the first quarter of 2022 compared to $1,283 in 2021. This decrease is a result of the limited number of movie posters available for auction during the quarter.

Brewery management software revenues decreased $9,825 to $9,375 in 2022 from $19,200 in 2021. The decrease in revenues is due to cancellations of several clients and limited marketing of the software to new clients.

Shipping coordination and label generation services revenues increased $108,547 or 3% to $3,582,449 in the first quarter of 2022 compared to $3,473,902 in 2021. The increase is attributable to the annual increases imposed by the carriers in addition to the impact of the rising fuel surcharges.

Merchant processing services is available to businesses that accept credit card processing online. This segment has had difficulties with the launch and has reduced the offering which resulted in a decline of 4% from $12,525 to $12,053 in the first quarter of 2022. The Company is reevaluating the launch and preparing to combine these services with other Paid products for a re-release.

Shipping calculator services revenue decreased $319 or 5% to $5,544 in the first quarter of 2022 compared to $5,863 in 2021.  The decrease was primarily due to the reduction in volume for the remaining customer using this platform.

Gross Profit

Gross profit decreased $80,523 or 9% in the first quarter of 2022 to $798,492 compared to $879,015 in 2021. Gross margin decreased to 22% for the first quarter of 2022 compared to 25% in the first quarter of 2021. The decrease in gross margin and gross profit are a result of ongoing pricing evaluations of our shipping label generation services to remain competitive in the market.

Operating Expenses

Total operating expenses in the first quarter 2022 were $858,046 compared to $1,058,348 in the first quarter of 2021, a decrease of $200,302 or 19%. The decrease is due to lower share-based compensation of $18,096 recorded in the first quarter of 2022, compared to $263,613 recorded in the first quarter of 2021.

Net Income (Loss)

The Company recorded a net loss in the first quarter of 2022 of ($60,454) compared to a net loss of ($179,733) for the same period in 2021. The net loss per share available to common shareholders for the first quarter of 2022 and 2021 was ($0.01) and ($0.03) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents provided by operating activities for the three months ended March 31, 2022 and 2021 is as follows:

	2022	2021
Net loss	$(60,454)	$(179,733)
Depreciation and amortization	85,909	127,980
Amortization of operating lease right-of-use assets	8,761	7,993
Share-based compensation	18,096	263,613
Changes in assets and liabilities	(51,530)	141,861
Net cash provided by operating activities	$782	$361,714

Working Capital and Liquidity

The Company had cash and cash equivalents of $2,876,293 at March 31, 2022, compared to $2,839,687 at December 31, 2021. The Company had net working capital of $545,151 at March 31, 2022, an improvement of $49,705 compared to $495,446 at December 31, 2021. The increase in net working capital is attributable to the increase in cash and cash equivalents.  This is due to the additional growth of the business along with ongoing cost savings measures.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of March 31, 2022, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

The Company has identified numerous material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2021.

Changes in Internal Control over Financial Reporting

The Company continues to evaluate the internal controls over financial reporting and is working toward implementation of corporate governance and operational process documentation.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the board from five to three, and Mr. Pratt and Mr. Austin Lewis, CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision. As of March 31, 2022, in the opinion of management, the Company had no pending litigation and disputes that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 1A.     RISK FACTORS

The COVID-19 pandemic has created economic and financial disruptions that could adversely affect our business, financial condition, liquidity, capital, and results of operations. Even as efforts to contain the pandemic, including vaccinations, have made progress and some restrictions have relaxed, new variants of the virus are causing additional outbreaks. The impact of additional variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines against other variants, and the response by governmental bodies to reinstate restrictive measures. The Company continues to monitor the health and wellbeing of its employees across the US and Canada.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended March 31, 2022.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

Not Applicable

ITEM 6.     EXHIBITS

10.1	Amendment to 2018 Non-Qualified Stock Option Plan
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: May 16, 2022		W. Austin Lewis, IV, CEO, CFO

LIST OF EXHIBITS

Exhibit No.	Description
10.1	Amendment to 2018 Non-Qualified Stock Option Plan
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)