Form 10-Q
period 2022-06-30
PAID INC
filed 2022-08-15
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

For the quarterly period ended June 30, 2022

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

Yes ☐     No ☒

As of August 15, 2022, the issuer had outstanding 7,786,284 shares of its Common Stock.

PAID, INC.

FORM 10-Q

- i -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31,
	(Unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,212,244	$2,839,687
Accounts receivable, net	292,854	215,109
Prepaid expenses and other current assets	74,350	164,823
Total current assets	3,579,448	3,219,619

Property and equipment, net	32,195	40,493
Intangible assets, net	2,963,111	3,175,198
Operating lease right-of-use assets	42,569	61,040
Total assets	$6,617,323	$6,496,350

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,383,722	$2,300,509
Accrued expenses	421,212	376,387
Contract liabilities	12,715	11,154
Operating lease obligations – current portion	36,972	36,123
Total current liabilities	2,854,621	2,724,173
Long-term liabilities:
Operating lease obligations – net of current portion	5,274	25,187
Deferred tax liability, net	824,180	838,312
Total liabilities	3,684,075	3,587,672
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 7,820,124 shares issued and 7,786,284 shares outstanding at June 30, 2022, 7,807,103 shares issued and 7,773,263 shares outstanding at December 31, 2021	7,820	7,807
Additional paid-in capital	72,751,200	72,691,201
Accumulated other comprehensive income	535,079	590,067
Accumulated deficit	(70,303,004)	(70,322,550)
Common stock in treasury, at cost, 33,840 shares at June 30, 2022 and December 31, 2021	(57,847)	(57,847)
Total shareholders' equity	2,933,248	2,908,678

Total liabilities and shareholders' equity	$6,617,323	$6,496,350

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues, net	$4,535,665	$4,015,810	$8,145,366	$7,528,583
Cost of revenues	3,513,888	3,082,761	6,325,097	5,716,519
Gross profit	1,021,777	933,049	1,820,269	1,812,064

Operating expenses:
Salaries and related	442,796	453,274	901,305	883,449
General and administrative	299,504	240,236	598,906	483,401
Share-based compensation	41,916	144,201	60,012	407,814
Amortization of other intangible assets	78,472	125,146	160,511	246,541
Total operating expenses	862,688	962,857	1,720,734	2,021,205
Income (loss) from operations	159,089	(29,808)	99,535	(209,141)
Provision for income taxes	79,089	556	79,989	956
Net income (loss)	$80,000	$(30,364)	$19,546	$(210,097)

Net income (loss) per share – basic	$0.01	$-	$-	$(0.03)
Weighted average number of common shares outstanding - basic	7,775,266	7,759,142	7,774,270	7,110,755
Net income (loss) per share – diluted	$0.01	$-	$-	$(0.03)
Weighted average number of common shares outstanding - diluted	7,801,262	7,759,142	7,804,144	7,110,755

Condensed consolidated statements of comprehensive income (loss):
Net income (loss)	$80,000	$(30,364)	$19,546	$(210,097)
Other comprehensive income (loss):
Foreign currency translation adjustments	(93,288)	46,026	(54,988)	86,538
Comprehensive income (loss)	$(13,288)	$15,662	$(35,442)	$(123,559)

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2022	2021
Cash flows from operating activities:
Net income (loss)	$19,546	$(210,097)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	168,219	259,919
Amortization of operating lease right-of-use assets	17,656	16,423
Share-based compensation	60,012	407,814
Provision for bad debt	13,500	-
Changes in assets and liabilities:
Accounts receivable	(94,252)	(45,904)
Prepaid expenses and other current assets	89,330	137,899
Accounts payable	120,563	(39,938)
Accrued expenses	49,880	266,433
Contract liabilities	1,771	1,813
Operating lease obligations	(18,252)	(17,030)
Net cash provided by operating activities	427,973	777,332

Cash flows from investing activities:
Purchase of property and equipment	-	(1,120)
Net cash used in investing activities	-	(1,120)

Cash flows from financing activities:
Payments on finance leases	-	(2,907)
Net cash used in financing activities	-	(2,907)
Effect of exchange rate changes on cash and cash equivalents	(55,416)	49,009

Net change in cash and cash equivalents	372,557	822,314

Cash and cash equivalents, beginning of period	2,839,687	1,644,210
Cash and cash equivalents, end of period	$3,212,244	$2,466,524

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,356	$956
Interest	$-	$86
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of common shares in settlement of accrued expenses	$-	$2,005,500

See accompanying notes to condensed consolidated financial statements

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (Unaudited)
	Common Stock		Accrued Common Stock	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Bonus	Capital	Income	Deficit	Shares	Amount	Total

Balance, January 1, 2021	6,489,004	$6,489	$2,005,500	$70,083,486	$570,761	$(69,625,790)	(33,840)	$(57,847)	$2,982,599
Foreign currency translation adjustment	-	-	-	-	40,512	-	-	-	40,512
Share-based compensation expense	-	-	-	24,863	-	-	-	-	24,863
Issuance of common stock for accrued bonus and compensation	1,300,000	1,300	(2,005,500)	2,242,950	-	-	-	-	238,750
Net loss	-	-	-	-	-	(179,733)	-	-	(179,733)
Balance, March 31, 2021	7,789,004	$7,789	$-	72,351,299	$611,273	$(69,805,523)	(33,840)	$(57,847)	$3,106,991
Foreign currency translation adjustment	-	-	-	-	46,026	-	-	-	46,026
Share-based compensation expense	-	-	-	104,201	-	-	-	-	104,201
Issuance of common stock for accrued bonus and compensation	18,099	18	-	39,982	-	-	-	-	40,000
Net loss	-	-	-	-	-	(30,364)	-	-	(30,364)
Balance, June 30, 2021	7,807,103	$7,807	$-	72,495,482	$657,299	$(69,835,887)	(33,840)	$(57,847)	$3,266,854

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (Unaudited)
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Total

Balance, January 1, 2022	7,807,103	$7,807	$72,691,201	$590,067	$(70,322,550)	(33,840)	$(57,847)	$2,908,678
Foreign currency translation adjustment	-	-	-	38,300	-	-	-	38,300
Share-based compensation expense	-	-	18,096	-	-	-	-	18,096
Net loss	-	-	-	-	(60,454)	-	-	(60,454)
Balance, March 31, 2022	7,807,103	$7,807	$72,709,297	$628,367	$(70,383,004)	(33,840)	$(57,847)	$2,904,620
Foreign currency translation adjustment	-	-	-	(93,288)	-	-	-	(93,288)
Share-based compensation expense	-	-	16,916	-	-	-	-	16,916
Issuance of common stock for compensation	13,021	13	24,987	-	-	-	-	25,000
Net income	-	-	-	-	80,000	-	-	80,000
Balance, June 30, 2022	7,820,124	$7,820	$72,751,200	$535,079	$(70,303,004)	(33,840)	$(57,847)	$2,933,248

See accompanying notes to condensed consolidated financial statements

PAID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2022

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

Liquidity and Management’s Plans

At June 30, 2022, the Company reported cash and cash equivalents of $3,212,244 and net working capital of $724,827 and reported cash flows from operations of $427,973 for the six months ended June 30, 2022. The Company has reported an operating income of $19,546 for the six months ended June 30, 2022 and has an accumulated deficit of $70,303,004 at June 30, 2022.

Management believes that the Company has adequate cash resources to fund operations during the next 12 months after the filing of this quarterly report on Form 10-Q. In addition, management continues to explore opportunities and has organized additional resources to monetize its patents. However, there can be no assurance that anticipated growth in new business will occur, and that the Company will be successful in launching new products and services. Management continues to seek alternative sources of capital to support the growth of future operations.

Although there can be no assurances, the Company believes that the above management plans will be sufficient to meet the Company's working capital requirements through the end of August 2023 and will have a positive impact on the Company for the foreseeable future.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at June 30, 2022 and December 31, 2021. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, for the three months ended June 30, 2022, the Company derived approximately 100% of its revenues from Canada and 0% from the U.S. compared to 99% from Canada and 1% from the U.S for the same period in 2021. The Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the three and six months ended June 30, 2022 and 2021.

At June 30, 2022, the Company maintained 100% of its property and equipment net of accumulated depreciation in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three and six months ended June 30, 2022 and 2021. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $292,854 and $215,109 as of June 30, 2022 and December 31, 2021, respectively. The Company has no customer that makes up 10% of the accounts receivable balance at June 30, 2022. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $12,715 and $11,154 at June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022, the Company recognized revenues of $11,154, related to contract liabilities outstanding at the beginning of the year.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share represent income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock options and have been excluded from the computation of diluted earnings (loss) per share for the three- and six-month periods ended June 30, 2021 because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

For the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 and 2021, there were approximately 0 and 36,000 and 0 and 37,000, respectively, of potentially dilutive shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic earnings (loss) per common share and diluted earnings (loss) per common share computation for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Numerator:
Net income (loss)	$80,000	$(30,364)
Denominator:
Basic weighted-average shares outstanding	7,775,266	7,759,142
Effect of dilutive securities	25,996	-
Diluted weighted-average shares outstanding	7,801,262	7,759,142
Basic income (loss) per share	$0.01	$-
Diluted income (loss) per share	$0.01	$-

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Numerator:
Net income (loss)	$19,546	$(210,097)
Denominator:
Basic weighted-average shares outstanding	7,774,270	7,110,755
Effect of dilutive securities	29,874	-
Diluted weighted-average shares outstanding	7,804,144	7,110,755
Basic income (loss) per share	$-	$(0.03)
Diluted income (loss) per share	$-	$(0.03)

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s five reportable segments are managed separately based on fundamental differences in their operations. At June 30, 2022, the Company operated in the following five reportable segments:

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

The following table compares total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Client services	$477	$226	$757	$1,509
Shipping calculator services	987	5,856	6,531	11,719
Brewery management software	8,356	16,025	17,731	35,225
Merchant processing services	4,445	14,453	16,498	26,978
Shipping coordination and label generation services	4,521,400	3,979,250	8,103,849	7,453,152
Total revenues	$4,535,665	$4,015,810	$8,145,366	$7,528,583

The following table compares total income (loss) from operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Client services	$365	$226	$645	$1,195
Shipping calculator services	(1,076)	3,406	2,489	5,417
Brewery management software	(19,323)	6,386	(24,066)	18,018
Merchant processing services	(4,060)	5,704	(21)	10,326
Shipping coordination and label generation services	310,378	65,025	449,279	(16,802)
Corporate operations	(127,195)	(110,555)	(328,791)	(227,295)
Total income (loss) from operations	$159,089	$(29,808)	$99,535	$(209,141)

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

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2022 (unaudited)	December 31, 2021
Payroll and related costs	$36,357	$58,182
Professional and consulting	-	26,070
Royalties	47,803	47,803
Accrued cost of revenues	304,740	212,020
Sales tax	31,902	31,902
Other	410	410
Total	$421,212	$376,387

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

In addition, the Company has various other intangibles from past business combinations.

At June 30, 2022, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$831,922	$615,053	$4,883,789	$6,346,764
Accumulated amortization	(16,000)	(831,922)	(615,053)	(1,920,678)	(3,383,653)
	$-	$-	$-	$2,963,111	$2,963,111

At December 31, 2021, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$846,186	$624,162	$4,963,860	$6,450,208
Accumulated amortization	(16,000)	(843,240)	(624,162)	(1,791,608)	(3,275,010)
	$-	$2,946	$-	$3,172,252	$3,175,198

Amortization expense of intangible assets for the three months ended June 30, 2022 and 2021 was $78,472 and $125,146, respectively, and for the six months ended June 30, 2022 and 2021 was $160,511 and $246,541, respectively.

Note 4. Commitments and Contingencies

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former President, CEO and Chairman. In February 2020, the Company did not renew Mr. Pratt’s employment agreement, but Mr. Pratt alleges in a court in Canada that the Company terminated him and that the Company owes him a severance payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the size of the Board from five to three, and Mr. Pratt and Mr. Austin Lewis, then CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision.  In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021.

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

The Company filed a Certificate of Designations effective on December 30, 2016, which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of June 30, 2022 and December 31, 2021, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The Company made available to its ShipTime Canada exchangeable preferred shareholders the one-time option to convert existing book entry preferred shares and exchangeable rights to preferred shares into PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholder the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. During 2020, two shareholders sold 500 ShipTime exchangeable shares which were subsequently exchanged for 178,000 common shares. In total, the Company has reserved for future issuance of 2,213,608 shares of PAID common stock with respect to the remaining 6,218 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of June 30, 2022 for financial reporting purposes.

On March 29, 2021, the Company's Board of Directors authorized the issuance of 1,050,000 bonus shares of PAID common stock to the CEO/CFO for services rendered during 2019 and 2020. This bonus was valued at $2,005,500 based on the closing price of the Company's common stock at March 29, 2021 and was recorded in accrued common stock bonus in shareholders’ equity at December 31, 2020. Also, at March 29, 2021, the Company’s Board of Directors authorized the issuance of an additional 250,000 shares to the CEO/CFO as a one-time sign-on bonus resulting in a share-based compensation expense of $477,500, which was recognized ratably during 2021 as the bonus shares were subject to repurchase if the CEO/CFO terminated employment through January 1, 2022. All of these shares were issued on March 31, 2021. During the second quarter of 2021, the Company issued 18,099 shares valued at $2.21 per share for a total of $40,000 to two employees as bonus compensation which is included in share-based compensation in the condensed statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021. During the second quarter of 2022, the Company issued 13,021 shares valued at $1.92 per share for a total share-based compensation expense of $25,000 to one employee as bonus compensation which is included in share-based compensation in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022. The share were issued pursuant to the exemption for registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder.

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

For the three- and six-month periods ended June 30, 2022, the Company recorded $16,916 and $35,012, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2021 and prior years.  For the three-and six-month periods ended June 30, 2021, the Company recorded $24,618 and $49,481, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2021 and prior years.

Note 6. Leases

We have an operating lease for our corporate offices in Canada and finance leases for furniture and equipment which expired in June 2021. Our leases have remaining lease terms of thirteen months to fourteen months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

The components of lease expense were as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Operating lease cost	$10,015	$10,407

Finance lease cost:
Amortization of leased assets	$-	$2,816
Interest on lease liabilities	-	29
Total finance lease cost	$-	$2,845

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating lease cost	$20,108	$20,502

Finance lease cost:
Amortization of leased assets	$-	$5,557
Interest on lease liabilities	-	86
Total finance lease cost	$-	$5,643

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June, 2022	Six Months Ended June 30, 2021
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$20,704	$21,111
Operating cash flows from finance leases	$-	$86
Financing cash flows from finance leases	$-	$2,907

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance leases	$-	$-

Supplemental balance sheet information related to leases was as follows:

	June 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$42,569	$61,040
Current portion of operating lease obligations	$36,972	$36,123
Operating lease obligations, net of current portion	5,274	$25,187
Total operating lease liabilities	$42,246	$61,310

Finance leases:
Property and equipment, at cost	$53,558	$53,885
Accumulated depreciation	(53,558)	$(53,885)
Property and equipment, net	$-	$-

Current portion of finance lease obligations	$-	$-
Finance lease obligations, net of current portion	-	-
Total finance lease liabilities	$-	$-

	June 30, 2022	December 31, 2021
Weighted Average Remaining Lease Term
Operating lease (in years)	1.1	1.6
Finance leases	-	-

Weighted Average Discount Rate
Operating lease	9.0%	9.0%
Finance leases	-%	-%

A summary of future minimum payments under non-cancellable operating lease commitment as of June 30, 2022 is as follows:

Years ending December 31,	Total
2022 (remaining portion)	20,243
2023	25,036
Total lease liabilities	$45,279
Less amount representing interest	(3,033)
Total	42,246
Less current portion	(36,972)
$5,274

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ShipTime Inc. has developed a SaaS based application, which focuses on the small to medium business segment. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small businesses and through long standing partnerships with selected associations throughout Canada.  Our focus in 2022 will be to continue to significantly grow this portion of our business.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021.

The following discussion compares the Company's results of operations for the three months ended June 30, 2022 with those for the three months ended June 30, 2021. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months ended June 30,
	2022	2021	% Change
Client services	$477	$226	111%
Brewery management software	8,356	16,025	(48)%
Shipping coordination and label generation services	4,521,400	3,979,250	14%
Merchant processing services	4,445	14,453	(69)%
Shipping calculator services	987	5,856	(83)%
Total revenues	$4,535,665	$4,015,810	13%

Revenues increased 13% in the second quarter primarily from the seasonal increase in shipping along with the ongoing increases to the fuel surcharges for revenues related to our shipping coordination and label generation services.

Client services revenues increased $251 or 111% to $477 in the second quarter of 2022 compared to $226 in 2021. This increase is a result of additional movie posters sold at auction during the quarter.

Brewery management software revenues decreased $7,669 to $8,356 in 2022 from $16,025 in 2021. The decrease in revenues is due to cancellations of several clients and limited marketing of the software to new clients.

Shipping coordination and label generation services revenues increased $542,150 or 14% to $4,521,400 in the second quarter of 2022 compared to $3,979,250 in 2021. The increase is attributable to the seasonal increases in addition to the impact of the rising fuel surcharges.

Merchant processing services is available to businesses that accept credit card processing online. This segment has had difficulties with the launch and the Company has reduced the offering which resulted in a decline of 69% from $14,453 to $4,445 in the second quarter of 2022. The Company is reevaluating the launch and preparing to combine these services with other PAID products for a re-release.

Shipping calculator services revenue decreased $4,869 or 83% to $987 in the second quarter of 2022 compared to $5,856 in 2021.  The decrease was due to the cancellation of the remailing customer on the platform. Future revenues are related to the rebate program offered by one of our partners.

Gross Profit

Gross profit increased $88,728 or 10% in the second quarter of 2022 to $1,021,777 compared to $933,049 in 2021. Gross margin remained at 23% the second quarter of 2022 compared to the second quarter of 2021. The consistency in gross margin and increase in gross profit are a result of ongoing pricing evaluations of our shipping label generation services to remain competitive in the market.

Operating Expenses

Total operating expenses in the second quarter of 2022 were $862,688 compared to $962,857 in the second quarter of 2021, a decrease of $100,169 or 10%. The decrease is primarily due to a reduction in share-based compensation of $102,285 in addition to a reduction in amortization expense for several assets that are fully amortized.

Net Income (Loss)

The Company recorded a net income in the second quarter of 2022 of $80,000 compared to a net loss of ($30,364) for the same period in 2021. The net income (loss) per share available to common shareholders for the second quarter of 2022 and 2021 was $0.01 and $0.00 per share, respectively.

Comparison of the six months ended June 30, 2022 and 2021.

The following discussion compares the Company's results of operations for the six months ended June 30, 2022 with those for the six months ended June 30, 2021. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Six months ended June 30,
	2022	2021	% Change
Client services	$757	$1,509	(50)%
Brewery management software	17,731	35,225	(50)%
Shipping coordination and label generation services	8,103,849	7,453,152	9%
Merchant processing services	16,498	26,978	(39)%
Shipping calculator services	6,531	11,719	(44)%
Total revenues	$8,145,366	$7,528,583	8%

Revenues increased 8% in the first two quarters primarily from the increases to the fuel surcharges for revenues related to our shipping coordination and label generation services.

Client services revenues decreased $752 or 50% to $757 in the first two quarters of 2022 compared to $1,509 in 2021. This decrease is a result of the limited number of movie posters available for sale during the quarter.

Brewery management software revenues decreased $17,494 to $17,731 in 2022 from $35,225 in 2021. The decrease in revenues is due to cancellations of several clients and limited marketing of the software to new clients.

Shipping coordination and label generation services revenues increased $650,697 or 9% to $8,103,849 in the first two quarters of 2022 compared to $7,453,152 in 2021. The increase is attributable to the seasonal increases in addition to the impact of the rising fuel surcharges.

Merchant processing services is available to businesses that accept credit card processing online. This segment has had difficulties with the launch and the Company has reduced the offering which resulted in a decline of 39% from $26,978 to $16,498 in the first two quarters of 2022. The Company is reevaluating the launch and preparing to combine these services with other PAID products for a re-release.

Shipping calculator services revenue decreased $5,188 or 44% to $6,531 in the first two quarters of 2022 compared to $11,719 in 2021.  The decrease was due to the cancellation of the remaining customer on the platform. Future revenues are related to the rebate program offered by one of our partners.

Gross Profit

Gross profit increased $8,205 or 0% in the first two quarters of 2022 to $1,820,269 compared to $1,812,064 in 2021. Gross margin decreased from 24% in 2021 to 22% in 2022. The decrease in gross margin and increase in gross profit are a result of ongoing pricing evaluations of our shipping label generation services to remain competitive in the market.

Operating Expenses

Total operating expenses in the first two quarters of 2022 were $1,720,734 compared to $2,021,205 for the same period of 2021, a decrease of $300,471 or 15%. The decrease is primarily due to a reduction in share-based compensation of $347,802 in addition to a reduction in amortization expense for several assets that are fully amortized.

Net Income (Loss)

The Company recorded a net income in the first half of 2022 of $19,546 compared to a net loss of ($210,097) for the same period in 2021. The net income (loss) per share available to common shareholders for first two quarters of 2022 and 2021 was $0.00 and ($0.03) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net income (loss) to cash and cash equivalents provided by operating activities for the six months ended June 30, 2022 and 2021 is as follows:

	2022	2021
Net income (loss)	$19,546	$(210,097)
Depreciation and amortization	168,219	259,919
Amortization of operating lease right-of-use assets	17,656	16,423
Share-based compensation	60,012	407,814
Provision for bad debt	13,500	-
Changes in assets and liabilities	149,040	303,273
Net cash provided by operating activities	$427,973	$777,332

Working Capital and Liquidity

The Company had cash and cash equivalents of $3,212,244 at June 30, 2022, compared to $2,839,687 at December 31, 2021. The Company had net working capital of $724,827 at June 30, 2022, an improvement of $229,381 compared to $495,446 at December 31, 2021. The increase in net working capital is attributable to the increase in cash and cash equivalents. This is due to the additional growth of the business along with ongoing cost savings measures.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2022, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the board from five to three, and Mr. Pratt and Mr. Austin Lewis, CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021. As of June 30, 2022, in the opinion of management, the Company had no pending litigation and disputes that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 16, 2022, the Company issued 13,021 shares of common stock at $1.92 per share for bonus compensation. The shares were issued pursuant to the exemption for registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder.

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

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: August 15, 2022		W. Austin Lewis, IV, CEO, CFO

LIST OF EXHIBITS

10.1	Amendment to 2018 Non-Qualified Stock Option Plan
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)