Form 10-Q
period 2022-09-30
PAID INC
filed 2022-11-14
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the issuer had outstanding 7,786,284 shares of its Common Stock.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31,
	(Unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,031,365	$2,839,687
Accounts receivable, net	304,767	215,109
Prepaid expenses and other current assets	114,282	164,823
Total current assets	3,450,414	3,219,619

Property and equipment, net	26,526	40,493
Intangible assets, net	2,695,630	3,175,198
Operating lease right-of-use assets	31,339	61,040
Total assets	$6,203,909	$6,496,350

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,421,273	$1,624,981
Income taxes payable	765,643	675,527
Accrued expenses	558,971	376,387
Contract liabilities	11,934	11,154
Operating lease obligations – current portion	30,764	36,123
Total current liabilities	2,788,585	2,724,173
Long-term liabilities:
Operating lease obligations – net of current portion	-	25,187
Deferred tax liability, net	770,004	838,312
Total liabilities	3,558,589	3,587,672

Commitments and contingencies

Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 7,820,124 shares issued and 7,786,284 shares outstanding at September 30, 2022, 7,807,103 shares issued and 7,773,263 shares outstanding at December 31, 2021	7,820	7,807
Additional paid-in capital	72,766,933	72,691,201
Accumulated other comprehensive income	337,379	590,067
Accumulated deficit	(70,408,965)	(70,322,550)
Common stock in treasury, at cost, 33,840 shares at September 30, 2022 and December 31, 2021	(57,847)	(57,847)
Total shareholders' equity	2,645,320	2,908,678

Total liabilities and shareholders' equity	$6,203,909	$6,496,350

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (INCOME) LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues, net	$4,145,269	$3,480,109	$12,290,635	$11,008,692
Cost of revenues	3,228,014	2,703,160	9,553,111	8,419,679
Gross profit	917,255	776,949	2,737,524	2,589,013

Operating expenses:
Salaries and related	545,598	430,752	1,446,903	1,314,201
General and administrative	307,126	274,078	906,032	757,479
Share-based compensation	15,733	94,613	75,745	502,427
Amortization of other intangible assets	77,487	122,054	237,998	368,595
Total operating expenses	945,944	921,497	2,666,678	2,942,702
Income (loss) from operations	(28,689)	(144,548)	70,846	(353,689)
Provision for income taxes	77,272	-	157,261	956
Net loss	$(105,961)	$(144,548)	$(86,415)	$(354,645)

Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.05)
Weighted average number of common shares outstanding – basic and diluted	7,786,284	7,773,263	7,778,319	7,334,018

Condensed consolidated statements of comprehensive loss:
Net loss	$(105,961)	$(144,548)	$(86,415)	$(354,645)
Other comprehensive income (loss):
Foreign currency translation adjustments	(197,700)	(75,131)	(252,688)	11,407
Comprehensive loss	$(303,661)	$(219,679)	$(339,103)	$(343,238)

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2022	2021
Cash flows from operating activities:
Net loss	$(86,415)	$(354,645)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	248,676	385,848
Amortization of operating lease right-of-use assets	26,558	24,840
Share-based compensation	75,745	502,427
Provision for bad debt	13,500	-
Changes in assets and liabilities:
Accounts receivable	(120,506)	(50,447)
Prepaid expenses and other current assets	41,613	44,588
Accounts and income taxes payable	64,190	188,237
Accrued expenses	219,258	129,232
Contract liabilities	1,814	1,462
Operating lease obligations	(27,443)	(25,747)
Net cash provided by operating activities	456,990	845,795

Cash flows from investing activities:
Purchase of property and equipment	-	(1,120)
Net cash used in investing activities	-	(1,120)

Cash flows from financing activities:
Payments on finance leases	-	(2,907)
Net cash used in financing activities	-	(2,907)
Effect of exchange rate changes on cash and cash equivalents	(265,312)	(5,454)

Net change in cash and cash equivalents	191,678	836,314

Cash and cash equivalents, beginning of period	2,839,687	1,644,210
Cash and cash equivalents, end of period	$3,031,365	$2,480,524

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,356	$956
Interest	$-	$86
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of common shares in settlement of accrued expenses	$-	$2,005,500

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Common Stock		Accrued Common Stock	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Bonus	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2021	6,489,004	$6,489	$2,005,500	$70,083,486	$570,761	$(69,625,790)	(33,840)	$(57,847)	$2,982,599
Foreign currency translation adjustment	-	-	-	-	40,512	-	-	-	40,512
Share-based compensation expense	-	-	-	24,863	-	-	-	-	24,863
Issuance of common stock for accrued bonus and compensation	1,300,000	1,300	(2,005,500)	2,242,950	-	-	-	-	238,750
Net loss	-	-	-	-	-	(179,733)	-	-	(179,733)
Balance, March 31, 2021	7,789,004	$7,789	$-	72,351,299	$611,273	$(69,805,523)	(33,840)	$(57,847)	$3,106,991
Foreign currency translation adjustment	-	-	-	-	46,026	-	-	-	46,026
Share-based compensation expense	-	-	-	104,201	-	-	-	-	104,201
Issuance of common stock for accrued bonus and compensation	18,099	18	-	39,982	-	-	-	-	40,000
Net loss	-	-	-	-	-	(30,364)	-	-	(30,364)
Balance, June 30, 2021	7,807,103	$7,807	$-	72,495,482	$657,299	$(69,835,887)	(33,840)	$(57,847)	$3,266,854
Foreign currency translation adjustment	-	-	-	-	(75,131)	-	-		(75,131)
Share-based compensation expense	-	-	-	94,613	-	-	-		94,613
Net loss	-	-	-	-	-	(144,548)	-		(144,548)
Balance, September 30, 2021	7,807,103	$7,807	-	72,590,095	582,168	(69,980,435)	(33,840)	$(57,847)	$3,141,788

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2022	7,807,103	$7,807	$72,691,201	$590,067	$(70,322,550)	(33,840)	$(57,847)	$2,908,678
Foreign currency translation adjustment	-	-	-	38,300	-	-	-	38,300
Share-based compensation expense	-	-	18,096	-	-	-	-	18,096
Net loss	-	-	-	-	(60,454)	-	-	(60,454)
Balance, March 31, 2022	7,807,103	$7,807	$72,709,297	$628,367	$(70,383,004)	(33,840)	$(57,847)	$2,904,620
Foreign currency translation adjustment	-	-	-	(93,288)	-	-	-	(93,288)
Share-based compensation expense	-	-	16,916	-	-	-	-	16,916
Issuance of common stock for compensation	13,021	13	24,987	-	-	-	-	25,000
Net income	-	-	-	-	80,000	-	-	80,000
Balance, June 30, 2022	7,820,124	$7,820	$72,751,200	$535,079	$(70,303,004)	(33,840)	$(57,847)	$2,933,248
Foreign currency translation adjustment	-	-	-	(197,700)	-	-	-	(197,700)
Share-based compensation expense	-	-	15,733	-	-	-	-	15,733
Net loss	-	-		-	(105,961)			(105,961)
Balance, September 30, 2022	7,820,124	$7,820	$72,766,933	$337,379	$(70,408,965)	(33,840)	$(57,847)	2,645,320

See accompanying notes to condensed consolidated financial statements

PAID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2022

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

General Presentation and Basis of Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021, that was filed on March 31, 2022.

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

Liquidity and Management’s Plans

At September 30, 2022, the Company reported cash and cash equivalents of $3,031,365 and net working capital of $661,829 and reported cash flows from operations of $456,990 for the nine months ended September 30, 2022. The Company has reported an operating income of $70,846 for the nine months ended September 30, 2022 and has an accumulated deficit of $70,408,965 at September 30, 2022.

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

Although there can be no assurances, the Company believes that the above management plans will be sufficient to meet the Company's working capital requirements through the end of November 2023 and will have a positive impact on the Company for the foreseeable future.

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

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at September 30, 2022 and December 31, 2021. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the three and nine months ended September 30, 2022 and 2021.

At September 30, 2022, the Company maintained 100% of its property and equipment net of accumulated depreciation in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three and nine months ended September 30, 2022 and 2021. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Contract Assets

Typically, the Company has already collected payment from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $304,767 and $215,109 as of September 30, 2022 and December 31, 2021, respectively. The Company has no customer that makes up 10% of the accounts receivable balance at September 30, 2022. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $11,934 and $11,154 at September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, the Company recognized revenues of $11,154, related to contract liabilities outstanding at the beginning of the year.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share represent income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock options and have been excluded from the computation of diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2022 and 2021 because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

For the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022, and 2021, there were approximately 22,000 and 38,000 and 24,000 and 37,000, respectively, of potentially dilutive shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic earnings (loss) per common share and diluted earnings (loss) per common share computation for the three and nine months ended September 30, 2022, and 2021.

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Numerator:
Net loss	$(105,961)	$(144,548)
Denominator:
Basic weighted-average shares outstanding	7,786,284	7,773,263
Effect of dilutive securities	-	-
Diluted weighted-average shares outstanding	7,786,284	7,773,263
Basic and diluted loss per share	$(0.01)	$(0.02)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Numerator:
Net loss	$(86,415)	$(354,645)
Denominator:
Basic weighted-average shares outstanding	7,778,319	7,334,018
Effect of dilutive securities	-	-
Diluted weighted-average shares outstanding	7,778,319	7,334,018
Basic and diluted loss per share	$(0.01)	$(0.05)

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s five reportable segments are managed separately based on fundamental differences in their operations. At September 30, 2022, the Company operated in the following five reportable segments:

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

The following table compares total revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Client services	$34	$1,548	$791	$3,057
Shipping calculator services	778	5,565	7,309	17,284
Brewery management software	10,969	12,825	28,700	48,050
Merchant processing services	11,782	13,828	28,280	40,806
Shipping coordination and label generation services	4,121,706	3,446,343	12,225,555	10,899,495
Total revenues	$4,145,269	$3,480,109	$12,290,635	$11,008,692

The following table compares total income (loss) from operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Client services	$34	$1,250	$679	$2,445
Shipping calculator services	(1,091)	3,346	1,398	8,763
Brewery management software	(6,725)	1,656	(30,791)	19,674
Merchant processing services	(7,931)	4,803	(7,952)	15,129
Shipping coordination and label generation services	130,784	104,847	580,063	484,272
Corporate operations	(143,760)	(260,450)	(472,551)	(883,972)
Total income (loss) from operations	$(28,689)	$(144,548)	$70,846	$(353,689)

Subsequent Events

On October 19, 2022, The Company entered into a Securities Purchase Agreement with respect to a secured $1.875 million convertible note made by Embolx, Inc., a California corporation. The note is purchased at a 20% original issue discount and is subject to a 9-month maturity after which, if unpaid, will then carry a 20% interest rate. On November 10, 2022, The Board of Directors approved to repurchase up to 110,000 shares of the Company’s common stock at a discounted rate of $1.00 per share.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the period that would apply to the Company and would have a material impact on its financial position or results of operations.

Note 2. Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2022 (unaudited)	December 31, 2021
Payroll and related costs	$136,743	$58,182
Professional and consulting	10,726	26,070
Royalties	47,803	47,803
Accrued cost of revenues	331,387	212,020
Sales tax	31,902	31,902
Other	410	410
Total	$558,971	$376,387

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

In addition, the Company has various other intangibles from past business combinations.

At September 30, 2022, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$777,241	$580,131	$4,576,832	$5,950,204
Accumulated amortization	(16,000)	(777,241)	(580,131)	(1,881,202)	(3,254,574)
	$-	$-	$-	$2,695,630	$2,695,630

At December 31, 2021, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$846,186	$624,162	$4,963,860	$6,450,208
Accumulated amortization	(16,000)	(843,240)	(624,162)	(1,791,608)	(3,275,010)
	$-	$2,946	$-	$3,172,252	$3,175,198

Amortization expense of intangible assets for the three months ended September 30, 2022, and 2021 was $77,487 and $122,054, respectively, and for the nine months ended September 30, 2022, and 2021 was $237,998 and $368,595, respectively.

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

The Company filed a Certificate of Designations effective on December 30, 2016, which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of September 30, 2022 and December 31, 2021, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The Company made available to its ShipTime Canada exchangeable preferred shareholders the one-time option to convert existing book entry preferred shares and exchangeable rights to preferred shares into PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholder the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. During 2020, two shareholders sold 500 ShipTime exchangeable shares which were subsequently exchanged for 178,000 common shares. In total, the Company has reserved for future issuance of 2,213,608 shares of PAID common stock with respect to the remaining 6,218 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of September 30, 2022, for financial reporting purposes.

On March 29, 2021, the Company's Board of Directors authorized the issuance of 1,050,000 bonus shares of PAID common stock to the CEO/CFO for services rendered during 2019 and 2020.  This bonus was valued at $2,005,500 based on the closing price of the Company's common stock at March 29, 2021 and was recorded in accrued common stock bonus in shareholders’ equity at December 31, 2020. Also, at March 29, 2021, the Company’s Board of Directors authorized the issuance of an additional 250,000 shares to the CEO/CFO as a one-time sign-on bonus resulting in a share-based compensation expense of $477,500, which was recognized ratably during 2021 as the bonus shares were subject to repurchase if the CEO/CFO terminated employment through January 1, 2022. All of these shares were issued on March 31, 2021.  During the second quarter of 2021, the Company issued 18,099 shares valued at $2.21 per share for a total of $40,000 to two employees as bonus compensation which is included in share-based compensation in the condensed statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021. During the second quarter of 2022, the Company issued 13,021 shares valued at $1.92 per share for a total share-based compensation expense of $25,000 to one employee as bonus compensation which is included in share-based compensation in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2022.  The shares were issued pursuant to the exemption for registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder.

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

For the three- and nine-month periods ended September 30, 2022, the Company recorded $15,733 and $50,745, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2021 and prior years.  For the three-and nine-month periods ended September 30, 2021, the Company recorded $15,030 and $64,511, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2021 and prior years.

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

The components of lease expense were as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Operating lease cost	$9,791	$10,150

Finance lease cost:
Amortization of leased assets	$-	$-
Interest on lease liabilities	-	-
Total finance lease cost	$-	$-

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating lease cost	$29,899	$30,652

Finance lease cost:
Amortization of leased assets	$-	$5,557
Interest on lease liabilities	-	86
Total finance lease cost	$-	$5,643

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September, 2022	Nine Months Ended September 30, 2021
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$30,786	$31,562
Operating cash flows from finance leases	$-	$86
Financing cash flows from finance leases	$-	$2,907

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance leases	$-	$-

Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	December 30, 2021
Operating leases:
Operating lease right-of-use assets	$31,339	61,040
Current portion of operating lease obligations	$30,764	36,123
Operating lease obligations, net of current portion	-	25,187
Total operating lease liabilities	$30,764	61,310

Finance leases:
Property and equipment, at cost	$50,037	53,885
Accumulated depreciation	(50,037)	(53,885)
Property and equipment, net	$-	-

Current portion of finance lease obligations	$-	-
Finance lease obligations, net of current portion	-
Total finance lease liabilities	$-	-

	September 30, 2022	December 31, 2021
Weighted Average Remaining Lease Term
Operating lease (in Years)	0.9	1.6
Finance leases	-	-

Weighted Average Discount Rate
Operating lease	9.0%	9.0%
Finance leases	-%	-%

A summary of future minimum payments under non-cancellable operating lease commitment as of September 30, 2022, is as follows:

Years ending December 31,	Total
2022 (remaining portion)	9,456
2023	23,888
Total lease liabilities	$33,344
Less amount representing interest	(2,580)
Total	30,764
Less current portion	(30,764)
$-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the fiscal year ended December 31, 2021, that was filed on March 31, 2022.

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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements for the years ended December 31, 2021, and 2020 included in our Form 10-K filed on March 31, 2022, as updated and amended in Note 1 of the Notes to Condensed Consolidated Financial Statements included herein. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021.

The following discussion compares the Company's results of operations for the three months ended September 30, 2022, with those for the three months ended September 30, 2021. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months ended September 30,
	2022	2021	% Change
Client services	$34	$1,548	(98)%
Brewery management software	10,969	12,825	(14)%
Shipping coordination and label generation services	4,121,706	3,446,343	20%
Merchant processing services	11,782	13,828	(15)%
Shipping calculator services	778	5,565	(86)%
Total revenues	$4,145,269	$3,480,109	19%

Revenues increased 19% in the third quarter primarily from the seasonal increase in shipping along with the ongoing increases to the fuel surcharges for revenues related to our shipping coordination and label generation services.

Client services revenues decreased $1,514 or 98% to $34 in the third quarter of 2022 compared to $1,548 in 2021. This decrease is a result of the limited number of movie posters available for sale during the quarter.

Brewery management software revenues decreased $1,856 or 14% in 2022 from $12,825 in 2021.  The decrease in revenues is due to cancellations of several clients and limited marketing of the software to new clients.

Shipping coordination and label generation services revenues increased $675,363 or 20% to $4,121,706 in the third quarter of 2022 compared to $3,446,343 in 2021.  The increase is attributable to the increase in marketing along with the impact of the rising fuel surcharges.

Merchant processing services declined 15% from $13,828 to $11,782 in the third quarter of 2022.  The Company is reevaluating the launch and preparing to combine these services with other PAID products for a re-release.

Shipping calculator services revenue decreased $4,787 or 86% to $778 in the third quarter of 2022 compared to $5,565 in 2021.  The decrease was due to the cancellation of the remaining customer on the platform.  Future revenues are related to the rebate program offered by one of our partners.

Gross Profit

Gross profit increased $140,306 or 18% in the third quarter of 2022 to $917,255 compared to $776,949 in 2021. Gross margin remained at 22% in the third quarter of 2022 compared to the third quarter of 2021. The consistency in gross margin and increase in gross profit are a result of ongoing pricing evaluations of our shipping label generation services to remain competitive in the market.

Operating Expenses

Total operating expenses in the third quarter of 2022 were $945,944 compared to $921,497 in the third quarter of 2021, an increase of $24,447 or 3%. The increase is mainly due to the bonus program and additional new hires in place for 2022.

Income Taxes

The Company recorded a tax provision for the three months ended September 30,2022 of $77,272.  The tax provision represents the estimated tax that would be due on the Canadian revenue.  Any United States revenue recorded during the quarter would be offset against the net operating loss carryforward for the U.S. segment of the Company.

Net Loss

The Company recorded a net loss in the third quarter of 2022 of ($105,961) compared to a net loss of ($144,548) for the same period in 2021. The net income (loss) per share available to common shareholders for the second quarter of 2022 and 2021 was ($0.01) and ($0.02) per share, respectively.

Comparison of the nine months ended September 30, 2022 and 2021.

The following discussion compares the Company's results of operations for the nine months ended September 30, 2022, with those for the nine months ended September 30, 2021. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Nine months ended September 30,
	2022	2021	% Change
Client services	$791	$3,057	(74)%
Brewery management software	28,700	48,050	(40)%
Shipping coordination and label generation services	12,225,555	10,899,495	12%
Merchant processing services	28,280	40,806	(31)%
Shipping calculator services	7,309	17,284	(58)%
Total revenues	$12,290,635	$11,008,692	12%

Revenues increased 12% in the first three quarters primarily from the increases to the fuel surcharges for revenues related to our shipping coordination and label generation services.

Client services revenues decreased $2,266 or 74% to $791 in the first three quarters of 2022 compared to $3,057 in 2021. This decrease is a result of the limited number of movie posters available for sale during the quarter.

Brewery management software revenues decreased $19,350 to $28,700 in 2022 from $48,050 in 2021. The decrease in revenues is due to cancellations of several clients and limited marketing of the software to new clients.

Shipping coordination and label generation services revenues increased $1,326,060 or 12% to $12,225,555 in the first three quarters of 2022 compared to $10,899,495 in 2021. The increase is attributable to the seasonal increases in addition to the impact of the rising fuel surcharges.

Merchant processing services revenues declined 31% from $40,806 to $28,280 in the first three quarters of 2022.  The Company is reevaluating the launch and preparing to combine these services with other PAID products for a re-release.

Shipping calculator services revenue decreased $9,975 or 58% to $7,309 in the first three quarters of 2022 compared to $17,284 in 2021.  The decrease was due to the cancellation of the remaining customer on the platform. Future revenues are related to the rebate program offered by one of our partners.

Gross Profit

Gross profit increased $148,511 or 6% in the first three quarters of 2022 to $2,737,524 compared to $2,589,013 in 2021. Gross margin decreased from 24% in 2021 to 22% in 2022. The decrease in gross margin and increase in gross profit are a result of ongoing pricing evaluations of our shipping label generation services to remain competitive in the market.

Operating Expenses

Total operating expenses in the first three quarters of 2022 were $2,666,678 compared to $2,942,702 for the same period of 2021, a decrease of $276,024 or 9%. The decrease is primarily due to the option compensation related to the allocation of the sign on bonus recorded in 2021 of $426,682 in addition to a reduction in amortization expense for several assets that are fully amortized.

Income Taxes

The Company recorded a tax provision for the nine months ended September 30,2022 of $157,261.  The tax provision represents the estimated tax that would be due on the Canadian revenue.  The United States segment continues to offset any current and future revenue against the accumulated net operating loss carryforward therefore no tax provisioning is required.

Net Loss

The Company recorded a net loss for the first three quarters of 2022 of ($86,415) compared to a net loss of ($354,645) for the same period in 2021. The net loss per share available to common shareholders for first three quarters of 2022 and 2021 was ($0.01) and ($0.05) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net income (loss) to cash and cash equivalents provided by operating activities for the nine months ended September 30, 2022, and 2021 is as follows:

	2022	2021
Net loss	$(86,415)	$(354,645)
Depreciation and amortization	248,676	385,848
Amortization of operating lease right-of-use assets	26,558	24,840
Share-based compensation	75,745	502,427
Provision for bad debt	13,500	-
Changes in assets and liabilities	178,926	287,325
Net cash provided by operating activities	$456,990	$845,795

Working Capital and Liquidity

The Company had cash and cash equivalents of $3,031,365 at September 30, 2022, compared to $2,839,687 at December 31, 2021. The Company had net working capital of $661,829 at September 30, 2022, an improvement of $166,383 compared to $495,446 at December 31, 2021. The increase in net working capital is attributable to the increase in cash and cash equivalents. This is due to the additional growth of the business along with ongoing cost savings measures.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of September 30, 2022, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the board from five to three, and Mr. Pratt and Mr. Austin Lewis, CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021. As of September 30, 2022, in the opinion of management, the Company had no pending litigation and disputes that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 1A.     RISK FACTORS

The COVID-19 pandemic has created economic and financial disruptions that could adversely affect our business, financial condition, liquidity, capital, and results of operations. Even as efforts to contain the pandemic, including vaccinations, have made progress and some restrictions have relaxed, new variants of the virus are causing additional outbreaks. The impact of additional variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines against other variants, and the response by governmental bodies to reinstate restrictive measures. The Company continues to monitor the health and wellbeing of its employees across the U.S. and Canada.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended September 30, 2022.

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

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: November 14, 2022		W. Austin Lewis, IV, CEO, CFO

LIST OF EXHIBITS

31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)