Form 10-K
period 2022-12-31
PAID INC
filed 2023-03-31
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control of financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   Yes ☐     No ☑

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to tis managements’ assessment of effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) foo the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Over-the-Counter Bulletin Board on June 30, 2022 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $5,565,883.

As of March 31, 2023, the registrant had 7,993,448 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index.

PAID, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

Business Strategy

The Company’s focus in 2022 was to effectively execute the integration of Paid Inc. and ShipTime while ensuring that our vision (“To provide a comprehensive e-commerce platform for small to medium enterprises”) continued to move toward this goal by the adding fundamental tools for our members to compete in today’s on-line marketplace.

While the ShipTime portion of our business is our key revenue driver; our strategy in 2022 was to continue to buildout the foundation of the Paid platform of e-commerce products while driving our core business forward. By continuing to offer small to medium enterprises meaningful solutions and an integrated infrastructure platform we can enhance the value proposition to both our channel partners and our growing customer base allowing us to cost effectively break into new markets.

In order to support the Company’s members via our strategic build-out of e-commerce services, our Heroic Support™ team remains focused on a Support and Customer Success mindset. Our Sales and Account Management Teams will be engaging with our prospects and members to provide guidance and support in utilizing Paid platform tools and services. Paid will provide agencies, associations and partners with the infrastructure to help small to medium businesses grow and be more effective with their digital offerings. We continue to focus on clients in both the United States and Canada. Paid products will continue to grow in 2023 with the launch of our PaidShipping, PaidWeb and PaidCart platforms.

Our strategy for the legacy shipping calculator clients includes migrating the AuctionInc clients to our new Paid platform as we have several Paid options that meet the needs of this small group of clients.

BeerRun continues to be a valuable component of the Company and remains effective for the existing clients. Our strategy for 2023 is to wind down this segment of the business as we are no longer investing in new technologies and development in the Craft Brewing industry.

As ShipTime has been cash flow positive we are able to take advantage of the excess cash with a short-term investment. During 2022, the Company entered into a Securities Purchase Agreement with respect to a secured $1.875 million convertible note made by Embolx, Inc., a California corporation. Pursuant to the Securities Purchase Agreement, the Company loaned USD $1.5 million to Embolx. The Note is purchased at a 20% ($375,000) original issue discount and is subject to a 9-month maturity, after which, if unpaid, will then carry a 20% interest rate.  The Company has the option to convert the note into shares of common stock of Embolx.  As additional consideration, the Company received a 5-year Warrant to purchase additional shares of common stock of Embolx. The shares are subject to certain piggyback registration rights under a Registration Rights Agreement, and the note is secured by all assets of Embolx pursuant to a Security Agreement. Under the Securities Purchase Agreement, the Company has a right to purchase additional shares on the same terms for a total potential investment amount of $2 million. Management continues to evaluate the financial status of Embolx and has considered the extension of the note as it has a favorable return on investment.

The business strategy described above is intended to expand our markets, increase revenue per member while enhancing our opportunities in the online ecommerce market. There are always a variety of factors that may impact our plans and inhibit our success. See “Risk Factors” included in Item 1A. Therefore, we have no guarantees and can provide no assurances that our plans will be successful.

Marketing and Sales

The Company continues to successfully nurture and grow the relationships with our channel partners and has added new relationships that are global in scope. While much of the growth and success in 2022 was the result of the cooperative efforts of ShipTime, our channel partners and our new marketing strategies. Additions to our marketing team have allowed us to continue to pursue digital marketing efforts, as well as increasing our in-house sales team to fast forward our growth.

The Company will continue to market PAID and ShipTime throughout 2023 and beyond. Cross selling efforts will be enhanced and new features are being added to our Paid platform. Based on experience and feedback with existing partnerships that promote our product lines, the Company believes that creating additional partnerships beyond North America is an effective marketing tool to promote and encourage new registrations. Additional resources and marketing initiatives will be utilized to increase onboarding and converting our members to being active long-time users of the Company’s services in order to accelerate our growth.

Revenue Sources

In 2022, our revenues were primarily derived from our label generation services. This portion of our business has maintained consistent growth since our merger in 2016. In addition to the label generation services we continue to focus on launching our new e-commerce platforms. See “Risk Factors” included in Item 1A. We have no guarantees and can provide no assurances that our plans will be successful.

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

We also utilize free open-source technology in certain areas. Unlike proprietary software, open-source software has publicly available source code and can be copied, modified and distributed with minimal restrictions. We use open-source software and technology as well to support the growing social and viral opportunities on the internet. By using 'best-of-breed' products and tools we can maximize our clients’ opportunities while minimizing our costs, which we are able to pass on to our customers.

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

Research and Development

Over the past years, the Company has made progress developing new integrations with e-commerce shopping cart platforms. The Company now employs several developers who are focused on the growth of the PAID brand and ShipTime products and their technologies. Our technology roadmap has been projected from 2023 through the 2024 calendar year and we have enhancements scheduled for all aspects of our businesses. Our strategy includes continuous user enhancements on our existing platforms, new websites, updates to our e-commerce shopping cart solution, enhancements to our merchant payment processing platform, shipping calculator enhancements and many additional features and upgrades to our online shopping and shipping tools.

Employees

As of March 31, 2023, the Company currently has twenty-two full time equivalent employees and one part-time employee. We have no collective bargaining agreements and consider the relationship with our employees to be excellent.

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

We require substantial working capital to fund our business. If we are unable to obtain additional financing in the amounts desired and on acceptable terms, or at all, or issue stock, we could be required to significantly reduce the scope of our expenditures, which impact our business potential and the market price of our common stock. By raising additional funds by issuing equity securities, our shareholders will be further diluted. Based on our cash position as of December 31, 2022, we believe we have sufficient capital to fund our anticipated operating expenses over the next 12 months.

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

As a strategic response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on our results of operations and financial condition. In 2022, our revenues were derived from our shipping coordination, shipping label generation services, shipping calculator services, merchant payment processing and brewery management software solutions.

The successful operation of our business depends upon the supply of critical technology elements from other third parties, including our internet service provider and technology licensors.

Our operations depend on a number of third parties for internet/telecom access, delivery services, and software services. We have limited control over these third parties and no long-term relationships with many of them. We rely on an internet service provider to connect our websites to the internet. From time to time, we have experienced temporary interruptions in our website's connection and also our telecommunications access. The Company has recently secured a secondary subscription for our internet services and have migrated our hosted services to a cloud based offsite location in order to mitigate any potential outages. We license technology and related databases from third parties for certain elements of our properties. Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services. Our internally developed software depends on operating system, database and server software that was developed and produced by and licensed from third parties. We have from time-to-time discovered errors and defects in the software from these third parties and, in part, rely on these third parties to correct these errors and defects in a timely manner. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

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

The COVID-19 pandemic including the emergence of different variants could cause disruptions to global economic conditions that could adversely affect our business, financial condition, liquidity, capital, and results of operations. Even as efforts to contain the pandemic, including vaccinations, have made progress and most restrictions have relaxed, new variants of the virus may cause additional outbreaks. The impact of COVID-19 pandemic or any future pandemic, epidemic or outbreak of any other highly infectious disease, may materially adversely affect our business.

Security breaches and credit card fraud could harm our business.

We rely on encryption and authentication technology licensed from a third party through an online user agreement to provide the security and authentication necessary to effect secure transmission of confidential information. We believe that a significant barrier to e-commerce and communications is the secure transmission of confidential information over public networks. We cannot give an assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction data. If this compromise of our security were to occur, it could have a material adverse effect on our business, results of operations and financial condition. A party who is able to circumvent our security measures and those of our third-party providers could misappropriate proprietary information or cause interruptions in our operations. To the extent that activities of our Company or third-party contractors involve the storage and transmission of proprietary information. Security breaches could expose us to a risk of loss or litigation and possible liability. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. We cannot offer assurances that our security measures will prevent security breaches or that failure to prevent these security breaches will not have a material adverse effect on our business.

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

The market price of the shares of our common stock has been, and is likely to be, highly volatile. During the year ended December 31, 2022 our stock price as quoted on the OTC Pink operated by the OTC Markets Group, Inc., on the OTCPINK has ranged from a high of $2.87 per share to a low of $1.03 per share. The variance in our share price makes it difficult to forecast with any certainty the stock price at which you may be able to buy or sell your shares of our common stock. The market price for our stock could be subject to wide fluctuations in response to factors that are out of our control such as:

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

Our common stock is currently quoted on the OTCPINK, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There are a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the year ended December 31, 2022 the actual daily trading volume ranged from a low of 0 shares of common stock to a high of 115,200 shares of common stock. Selling our shares can be more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares purchased should they desire to do so.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s primary offices are located at 700 Dorval Drive, Oakville, Ontario with a principal executive office at 225 Cedar Hill Street, Marlborough, Massachusetts, pursuant to a lease agreement for the Oakville property which expires in August 2023. The agreement for the Marlborough Massachusetts office is month to month.

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

The following table sets forth the high and low bid information for our common stock as reported by OTCPINK for the eight quarters ended December 31, 2022. The quotations from the OTCPINK reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

2021	High	Low
Quarter ended March 31, 2021	$3.27	$1.85
Quarter ended June 30, 2021	$2.85	$2.07
Quarter ended September 30, 2021	$2.95	$2.26
Quarter ended December 31, 2021	$2.88	$2.21

2022	High	Low
Quarter ended March 31, 2022	$2.87	$1.85
Quarter ended June 30, 2022	$2.42	$1.53
Quarter ended September 30, 2022	$2.20	$1.60
Quarter ended December 31, 2022	$2.24	$1.03

As of March 31, 2023, there were approximately 867 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

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

Equity Compensation Plan Information

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	0	$0.00	-
Equity Compensation Plans Not Approved by Security Holders	371,000	$3.07	586,000
Total	371,000	$3.07	586,000

See Note 10, Notes to Consolidated Financial Statements for the years ended December 31, 2022 and 2021 included in Part IV, Item 15, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

Item. 6 Reserved

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

Overview

ShipTime Inc. has developed a SaaS based application, which focuses on the small to medium business segment. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small businesses and through long standing partnerships with selected associations throughout Canada.  Our focus in 2023 will be to continue to grow this portion of our business.

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

Foreign Currency

The currencies of ShipTime, the Company’s international subsidiary, are in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at December 31, 2022. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of shareholders’ equity in accumulated other comprehensive income.

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

We have an operating lease for our corporate offices in Canada and finance leases for furniture and equipment, which expired in June 2021. Our leases have remaining lease terms of seven months to eight months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

Results of Operations

Comparison of the years ended December 31, 2022 and 2021

The following discussion compares the Company's results of operations for the year ended December 31, 2022 with those for the year ended December 31, 2021. The Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Years ended December 31,
	2022	2021	% Change
Client services	$806	$3,141	(74)%
Shipping calculator services	7,964	22,872	(65)%
Brewery management software	38,575	59,075	(35)%
Merchant processing services	40,153	54,003	(26)%
Shipping coordination and label generation services	16,498,431	14,750,625	12%
Total revenues	$16,585,929	$14,889,716	11%

Revenues increased $1,696,213 or 11% in 2022 from the continued growth of the shipping coordination and label generation services.

Client services revenues decreased $2,335 or 74% to $806 compared to $3,141 in 2021. The decrease was attributable to depletion of our movie poster inventory available for auction.

Shipping calculator services revenues decreased $14,908 or 65% to $7,964 compared to $22,872 in 2021. The decrease was attributed to the retirement of the shipping calculator platform. The Company has launched a new platform where the new clients will be migrated to.

Brewery management software revenues decreased $20,500 or 35% to $38,575 in 2022 compared to $59,075 in 2021. The decrease is attributable to the limited marketing to new clients and churn of existing clients.

Merchant processing services had difficulties with the launch and had declined 26% from $54,003 to $40,153 in 2022. The Company has partnered with a secondary merchant processor and is relaunching the program. Merchant processing services will be offered in combination with other Paid products.

Shipping coordination and label generation services revenues increased $1,747,806 or 12% to $16,498,431 in 2022 compared to $14,750,625 in 2021. The increase is attributable to the increase in marketing efforts offset by the impact of the increase in the cost of fuel as it significantly impacts the shipping industry.

Gross Profit

Gross profit increased $235,500 or 7% to $3,688,981 in 2022 compared to $3,453,481 in 2021. Gross margin decreased one percentage point to 22% in 2022 from 23% in 2021. The decrease in gross margin was partially due to the decrease in pricing to remain competitive in the shipping coordination and label generation industry.

Operating Expenses

Total operating expenses in 2022 were $3,629,988 compared to $3,943,984 in 2021, a decrease of $313,996 or 8%. The decrease is mainly due to the decrease in share-based compensation for 2022 compared to 2021.

Other Income/Expense, net

Net other income in 2022 was $136,662 compared to $0 in 2021. The 2022 amount is made up of a gain on the  rite-off of stale accounts payable in addition to the $104,167 accretion of the discount on the Embolx, Inc. note receivable.

(Benefit) Provision for Income Taxes

Total income tax (benefit) provision for 2022 was $(456,491) compared to $206,257 in 2021.  The change of $662,748 is a result of the net effect of the adjustment for 2017 to 2022 transfer price adjustments and the reserve for long term tax liabilities.

Net Income (Loss)

The Company reported a net income in 2022 of $652,146 compared to a net loss of $(696,760) for the same period in 2021. The basic income per common share in 2022 is $0.08 while the basic net loss per common share in 2021 is $(0.09).

Inflation

The Company believes that inflation has not had a material effect on its results of operations.

Cash Flows

A summarized reconciliation of the Company's cash flows for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Net income (loss)	$652,146	$(696,760)
Provision for bad debts	36,845	-
Depreciation and amortization	325,940	511,698
Accretion of discount on note receivable	(104,167)	-
Amortization of operating lease right-of-use assets	35,337	33,447
Deferred income taxes	(77,128)	(131,204)
Share-based compensation	172,488	603,533
Write-off of other payables	(32,495)	-
Changes in current assets and liabilities	(207,554)	882,640
Net cash provided by operating activities	$801,412	$1,203,354
Net cash used in investing activities	$(1,500,000)	$(1,120)
Net cash used in financing activities	$(87,493)	$(2,907)
Effect of exchange rate on cash and cash equivalents	$(266,358)	$(3,850)
Net change in cash and cash equivalents	$(1,052,439)	$1,195,477

Working Capital and Liquidity

The Company had cash and cash equivalents of $1,787,248 on December 31, 2022 compared to $2,839,687 on December 31, 2021. The Company had working capital of $1,635,370 as of December 31, 2022 compared to $495,446 as of December 31, 2021, an improvement of $1,139,924. The improvement in working capital is primarily attributed to the transfer price adjustments and the effect of the decrease in income taxes payable and the cash on hand at year end.

Management believes that the Company has adequate cash resources to fund operations during the next 12 months. In addition, management continues to explore opportunities and partnerships to grow the Paid platform of services. However, there can be no assurance that anticipated growth in new business will occur, and that the Company will be successful in launching new products and services. Management continues to seek alternative sources of capital to support the growth of future operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, the Company is not required to provide the information for this Item 6A.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer /Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of December 31, 2022, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We continued to review new procedures and controls in 2022 and have taken steps to remediate the material weaknesses at the entity and activity levels, and to review further our procedures and controls in 2023. In addition, we expect to continue improve our infrastructure, personnel and related processes in order to strengthen and materially affect our internal control over financial reporting.

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

The certifications of our principal executive officer/principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 8A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 8A for a more complete understanding of the matters covered by the certifications.

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

Management, with the participation of our principal executive officer/principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2022 based on criteria established under the COSO integrated framework of internal controls. The COSO framework identifies five components of internal control and provides a basis for evaluating the effectiveness of internal controls. Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2022 due to the following:

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

Steps taken towards Remediation for an Ineffective Control Environment:

●	On an annual basis, the Company distributes the employee handbook which includes public company policies and practices, Corporate Disclosure and Insider Trading policies and a Communication Policy.
●	The Company meets monthly in a town hall style meeting led by the CEO. This provides an ongoing opportunity to convey best practices for public companies.

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

Ineffective Communication of Information

Information and communication systems support the identification, capture, and exchange of information in a form and time frame that enable people to carry out their responsibilities. This component includes information technology controls which are specific activities performed by persons of systems designed to ensure that the business objective can be met, protect the business from fraud and collusion, and keep the corporate assets protected and safe.

Steps taken towards Remediation of Ineffective Communication of Information:

●

Enhanced the documentation and procedures of our information technology to control assurance that changes to financial applications are properly authorized and tested and that access to our information systems and financial applications are appropriately restricted.

●	Technology staff has implemented a documenting and sharing process for software development.
●	Updated our information systems user profiles and passwords to improve access controls.
●	Implemented improvements to our information systems to further address control deficiencies.
●	Updated secure backup procedures with best practice methodologies for protecting our financial data in case of a problem.
●	Enhanced the documentation of certain core proprietary technologies so that there is more redundancy and protection of corporate assets.

Ineffective Monitoring of Activities

Monitoring is a process that assesses the quality of internal control performance over time.

Steps taken towards Remediation of Ineffective Monitoring of Activities:

●	The Company has reorganized the organizational reporting structure to enable greater oversight and control of operations which has increased the level of awareness and accountability.
●	The Company meets regularly throughout the year to review operating results, policies and procedures, and staff reviews and practices.
●	Senior Management meets weekly to discuss day to day operations and team successes. Managers work with team members in one-on-one meetings to continue to monitor employee activity.
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

The Company has taken significant steps to reduce risks associated with information technology controls and documentation. Our information technology department has worked toward cross training and redundancies to assure that no one single person has the ability to make changes to the core operating systems of our products. Additionally, we have contacted with our third-party hosting provider to gain the ability to increase bandwidth in cases of larger than normal traffic to our websites and servers. The critical employees have continued network access with additional access to two independent internet providers.

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

As a smaller reporting company, our independent registered public accounting firm is not required to issue a report on the Company's internal control over financial reporting as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

As discussed in the Managements' Annual Report on Internal Control over Financial Reporting, the Company continues to make improvements to the entity and activity controls and expects to take further steps in 2023 to remediate the outlined deficiencies. The Company has implemented a substantial number of policies and procedures with regard to financial reporting, specifically in terms of segregation of duties. The CEO/CFO has worked with the SVP of Finance and management to identify areas of improvement and together they created appropriate written procedures for approvals and spending limits for individuals within the Company. Departmental budgets have been established and all transactions are reviewed monthly. The Company has also implemented dual approval and review of all cash disbursements and financial transactions. While we believe they are effective at mitigating risk of material error, we have not yet concluded that they are operating effectively. There were several areas of improvement in our segregation of duties, financial closing, and information technology controls that have positively impacted our internal control over financial reporting for the fiscal year ended 2022.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of PAID:

Name	Age	Position
W. Austin Lewis, IV	47	CEO, CFO
David Scott	28	COO
Andrew Pilaro	53	Director
Laurie Bradley	69	Director
David Ogden	60	Director

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

David Scott currently serves as the COO of PAID, having previously served as the Director of Technology joining the Company in 2017. With a computer science background from Mohawk College and McMaster University, Mr. Scott has played a pivotal role in driving technological advancements and operational efficiency at PAID. As COO, he continues to foster innovation, optimize processes, and nurture a collaborative work culture, solidifying Paid's position as a leading force in the industry.

The Company has not made any material changes to the procedures by which security holders may recommend nominees to the Board of Directors. The Board does not have a separate nominating committee.

Audit Committee

The Securities and Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. Based on its review of the criteria of an audit committee financial expert under the rule adopted by the SEC, the Board of Directors does not believe that any member of the Board of Directors' Audit Committee would be described as an audit committee financial expert. At this time, the Board of Directors believes it would be desirable for the Audit Committee to have an audit committee financial expert serving on the committee. While from time-to-time informal discussions as to potential candidates have occurred, no formal search process has commenced. Andrew Pilaro, one of the Company’s independent directors, is the sole member of the audit committee. The audit committee does not have a charter.

Audit Committee Report

The Audit Committee reviewed and discussed our audited consolidated financial statements for the year ended December 31, 2022 with our management.  The Audit Committee also reviewed and discussed our audited consolidated financial statements and the matters required to be discussed, by the Public Company Accounting Oversight Board (“PCAOB”), including material weaknesses and other internal control deficiencies with KMJ Corbin & Company LLP, our independent registered public accounting firm. The Audit Committee received from KMJ Corbin & Company LLP the written disclosures and letter required by applicable requirements of the PCAOB regarding the independent accountant's communications with the audit committee concerning independence and has discussed with the independent accountant the independent accountant's independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

On March 29, 2021, the Company entered into an Employment Agreement and an Executive Non-Competition Agreement with W. Austin Lewis, IV, as CEO of the Company, with an effective date of January 4, 2021. The Employment Agreement is for a two-year term from the effective date with automatic one-year renewals subject to 12 months’ notice of termination by the Company. Mr. Lewis shall receive an annualized salary of $300,000 and may qualify for a bonus. Mr. Lewis also received 250,000 shares of Company’s common stock as a signing bonus, of which 125,000 shares may be repurchased at $1.91 per share in the event that Mr. Lewis terminates his employment prior to January 1, 2022.  In addition, other than termination “for cause”, Mr. Lewis qualifies for a one-year severance of his then current salary. By separate agreement dated March 29, 2021, Mr. Lewis is also bound by a non-competition restriction for a period of 12 months following termination. On March 21, 2023, the Board of Directors approved a renewal of Mr. Lewis’s employment agreement.  The Amendment to the Employment Agreement is for a two-year term with automatic one-year renewals subject to 12 months’ notice of termination by the Company.  Mr. Lewis shall receive an annualized salary of $321,000 and may qualify for a bonus.  Mr. Lewis also received 250,000 shares of the Company’s common stock of which 125,000 shares may be repurchased at $0.01 per share in the event that Mr. Lewis terminates his employment agreement prior to January 1, 2024. On March 23, 2023, the Board of Directors approved the terms of an employment contract for David Scott, the Company’s COO.  The Employment Agreement as executed is for a one-year term with automatic one-year renewals subject to 6 months’ notice of termination by the Company.  Mr. Scott shall receive an annualized salary of $214,000 CAD and may qualify for a bonus.  Mr. Scott will also receive $25,000 USD shares of the Company’s common stock which may be repurchased at $0.01 per share in the event that Mr. Scott terminates his employment agreement prior to April 1, 2024.

Compensation to the Named Executive Officers

The following table sets forth the compensation of the Company's chief executive officer, chief financial officer and the chief operating officer, and each officer whose total cash compensation exceeded $100,000, for the last two fiscal years ended December 31, 2022 and 2021.

	Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards ($)	Total
W. Austin Lewis, IV (1)(2)(4)(7) (CFO, CEO)	2022	$300,000	$109,574	$-	$409,574
	2021	$300,000	$477,500	$-	$777,500
David Scott (3)(5)(6)(8) (COO)	2022	$153,787	$79,787	$-	$233,574
	2021	$149,675	$25,000	$-	$174,675

1.	Mr. Lewis’s start date was July 31, 2012.

2.	Mr. Lewis’s salary was approved by the Board of Directors at $300,000.
3.	Mr. Scott was promoted to Chief Operating Officer on May 1, 2020.
4.	Mr. Lewis received 250,000 shares on March 29, 2021 valued at $1.91 per share.
5.	Mr. Scott received 11,312 shares on June 18, 2021 valued at $2.21 per share.
6.	Mr. Scott received 13,021 shares on June 16, 2022 valued at $1.92 per share.
7.

Mr. Lewis’ bonus of $109,574 to be paid out in 2023 in cash and shares for 2022 was approved by the Board of Directors on March 21, 2023. 31,307 shares were valued at $1.75 per share based on the close price of the Company's common stock at March 20, 2023.

8.

Mr. Scott’s bonus for 2022 includes $54,787 to be paid out in 2023 in cash and shares, which was approved by the Board of Directors on March 21, 2023. 7,827 shares were valued at $1.75 per share based on the close price of the Company’s common stock at March 20, 2023.

The following tables set forth certain information related to outstanding equity awards as of December 31, 2022 for our executive officers.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David Scott	7,000	-	-	$4.10	03/23/2028
	3,000	-	-	$3.50	10/01/2028
	15,000	-	-	$2.92	02/13/2029
	15,000	-	-	$3.00	08/13/2029
	26,667	13,333	-	$2.885	11/10/2030

In 2021, a number of non-executive employees and non-employee directors received compensation through cash and through stock option grants under the Company’s 2018 Non-Qualified Stock Option Plan. The Company granted 22,300 stock options to employees and consultants during the year ended December 31, 2021.  The options vest over a three-year period, they expire if not exercised within ten years from grant date, and the exercise prices ranged from $1.91 to $2.68. As a result of these issuances and the expense recorded on previously issued stock options, The Company recorded share-based compensation expense of $172,488 and $603,533 during the years ended December 31, 2022 and 2021, respectively. On August 13, 2020, the Board of Directors approved cash compensation to board members equal to $4,000, payable in equal installments quarterly, plus an additional $6,000 for each chairperson payable in equal installments quarterly. There were no options granted to executives in 2022. For 2023 the board compensation will include options to purchase shares of the Company’s common stock of 5,000 shares for board members and an additional 10,000 shares for committee chairmen.

The following table provides compensation information for the one-year period ended December 31, 2022 for the only non-employee members of our Board of Directors.

	Director Compensation in 2022
Name	Fees earned or paid in cash	Option Awards ($)	Total
Andrew Pilaro	$10,000	$-	$10,000
Laurie Bradley	$10,000	$-	$10,000
David Ogden	$4,000	$-	$4,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 31, 2023 of each of our directors and executive officers, and all of our directors and executive officers as a group, and other beneficial owners holding more than five percent of the Company’s issued and outstanding shares.

	Amount and Nature of Beneficial Ownership		Percent of Class (2)
W. Austin Lewis, IV	3,277,485		39%
Allan Pratt	2,222,273	(3)	26%
David Scott	112,160	(6)	1%
John Smith	914,973		11%
David Ogden	50,000	(4)	1%
Laurie Bradley	109,217	(5)	1%
Andrew Pilaro	100,337	(1)	1%
All directors beneficial owners	6,786,445		80%

(1)	Includes options to purchase 98,000 shares of the Company’s common stock.
(2)	Percentages are calculated on the basis of the amount of outstanding securities plus for such person or group, any securities that person or group has the right to acquire within 60 days.
(3)	Included in this amount are shares authorized and reserved for future issuance from exchangeable shares.
(4)	Includes options to purchase 50,000 shares of the Company’s common stock.
(5)	Includes options to purchase 82,500 shares of the Company’s common stock.
(6)	Includes options to purchase 80,000 shares of the Company’s common stock

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company did not engage in any transaction in 2022 or 2021, and does not currently propose any transaction, in which the Company was a participant whereas the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Parties

It is our unwritten policy, which policy is not otherwise evidenced, for any related party transaction that involves more than a de minimis obligation, expense or payment or stock option or equity grants, to obtain approval by our entire board of directors prior to our entering into any such transaction. In conformity with our various policies on related party transactions, any transactions discussed in this Item 12 have been reviewed and approved by our board of directors.

Director Independence

The Company has a majority of independent directors with Laurie Bradley as the sole member of the compensation committee and Andrew Pilaro is the sole member of the audit committee.

Our board of directors currently consists of three members. Our board of directors determined that the three directors, Andrew Pilaro, Laurie Bradley and David Ogden, are independent under the standards of the “Nasdaq Global Market” pursuant to Nasdaq Listing Rule 5605.

Item 14. Principal Accountant Fees and Services

KMJ Corbin & Company LLP (“KMJ”) is our independent registered public accounting firm for the years ended December 31, 2022 and 2021.

The following is a summary of the fees billed to the Company by KMJ for professional services rendered for the years ended December 31, 2022 and 2021. These fees are for work performed in the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

	2022	2021
Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Quarterly Reports (together, the “Financial Statements” ) and for services normally provided in connection with statutory and regulatory filings or engagements	$61,715	$64,925
Tax Fees
Consists of fees billed for tax compliance, tax advice and tax planning	5,400	5,000
Total All Fees	$67,115	$69,925

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

For a list of the financial information included herein, see “Index to Audited Consolidated Financial Statements” on page 35 of this Annual Report on Form 10-K.

(a)(2) Financial Statements Schedules

All schedules are omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.

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

10.8	Exchange and Call Rights Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 23, 2016)
10.9	Support Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 23, 2016)
10.10+	Employment Agreement for Allan Pratt (incorporated by reference to Exhibit 10.6 to Form 8-K filed on December 23, 2016)
10.11+	Employment Agreement for W. Austin Lewis IV dated March 29, 2021 (incorporated by reference to Exhibit 10.11 to Form 10-K filed on March 31, 2021)
10.12+	Non-Compete Agreement for W. Austin Lewis IV dated March 29, 2021 (incorporated by reference to Exhibit 10.12 to Form 10-K filed on March 31, 2021)
10.13+*	Addendum to Employment Agreement for W. Austin Lewis IV dated March 21, 2023
10.14+*	Employment Agreement for David Scott dated March 29, 2023
31.2*	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.0*	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
EX-101.INS	Inline XBRL Instance Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*filed herewith
+Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAID, INC.

	By:	/s/ W. Austin Lewis, IV
Date: March 31, 2023		W. Austin Lewis, IV, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Pilaro
Andrew Pilaro	Director	March 31, 2023

/s/ Laurie Bradley
Laurie Bradley	Director	March 31, 2023

PAID, INC. & SUBSIDIARIES

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PAID, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PAID, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

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

Collectability of Note Receivable

Critical Audit Matter Description

As discussed in Note 5 to the consolidated financial statements, on October 13, 2022, the Company entered in a Securities Purchase Agreement with respect to a secured $1,875,000 convertible note (“Convertible Note”) made by a noteholder (“Noteholder”).  The Convertible Note was purchased at a 20% ($375,000) original issue discount and is subject to a 9-month maturity, after which, if unpaid will then carry a 20% interest rate. The Company has the option to convert the Convertible Note into shares of common stock of the Noteholder.  The Convertible Note is secured by essentially all assets of the Noteholder.  As additional consideration, the Company received a 5-year warrant to purchase shares of common stock of the Noteholder.  The shares are subject to certain piggyback registration rights under a Registration Rights Agreement.  The warrant is offered at 50% of the original principal amount and will be valued at the price per share of common stock paid in the first liquidity event following October 19, 2022.  The warrants expire five years from the original issue date.  Management assesses whether the Convertible Note will be collectable in order to determine if there is a need for an allowance to be recognized.  As the Noteholder is an early-stage entity with limited operating history and no audited financial information, management applies judgment to determine collectability based on its knowledge of the Noteholder.

The principal consideration for our determination that performing procedures relating to the collectability of the Convertible Note is a critical audit matter is the extent and subjective nature of management judgment required with respect to assessing the collectability of the Convertible Note.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s assertion as to the collectability of the Convertible Note included the following, among others:

●

We obtained a copy of the securities purchase agreement, security agreement, registration rights agreement, convertible note, and common stock purchase warrant agreement and examined the terms of such agreements in detail.

●

We obtained and tested for reasonableness management’s analysis to support the collectability of the Convertible Note balance. This testing included inquiries with management, understanding the technology of the Noteholder through reading Noteholder technical presentations and the Noteholder’s website, obtaining evidence of outside interest in the Noteholder’s technology, and assessing the security position of the Company.

●	We obtained from management the unaudited internal 2022 financial information of the Noteholder to assess the financial viability of the Noteholder.

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2013.

Irvine, California
March 31, 2023

PAID, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,787,248	$2,839,687
Accounts receivable, net	169,074	215,109
Note receivable, net of discount	1,604,167	-
Prepaid expenses and other current assets	151,374	164,823
Total current assets	3,711,863	3,219,619

Property and equipment, net	23,487	40,493
Intangible assets, net	2,663,311	3,175,198
Operating lease right-of-use assets	23,063	61,040
Total assets	$6,421,724	$6,496,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,610,416	$1,625,588
Income tax payable	-	674,921
Accrued expenses	430,858	376,387
Contract liabilities	13,020	11,154
Operating lease obligations – current portion	22,199	36,123
Total current liabilities	2,076,493	2,724,173
Long-term liabilities:
Operating lease obligations – net of current portion	-	25,187
Deferred tax liability, net	707,952	838,312
Uncertain tax position liability	265,167	-
Total liabilities	3,049,612	3,587,672
Commitments and contingencies
Shareholders’ equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021, respectively	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 7,840,124 shares issued and 7,696,487 shares outstanding at December 31, 2022, 7,807,103 shares issued and 7,773,263 shares outstanding at December 31, 2021	7,840	7,807
Accrued common stock bonus	82,180	-
Additional paid-in capital	72,800,976	72,691,201
Accumulated other comprehensive income	316,360	590,067
Accumulated deficit	(69,670,404)	(70,322,550)
Common stock in treasury, at cost, 143,637 and 33,840 shares at December 31, 2022 and 2021, respectively	(164,840)	(57,847)
Total shareholders’ equity	3,372,112	2,908,678

Total liabilities and shareholders’ equity	$6,421,724	$6,496,350

See accompanying notes to consolidated financial statements

PAID, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31,

	2022	2021

Revenues, net	$16,585,929	$14,889,716
Cost of revenues	12,896,948	11,436,235
Gross profit	3,688,981	3,453,481
Operating expenses:
Salaries and related	1,912,142	1,803,173
General and administrative	1,233,549	1,046,711
Amortization of intangible assets	311,809	490,567
Share-based compensation	172,488	603,533
Total operating expenses	3,629,988	3,943,984
Income (loss) from operations	58,993	(490,503)

Other income (expense):
Other income	136,662	-
Income (loss) before income tax (benefit) provision	195,655	(490,503)
Income tax (benefit) provision	(456,491)	206,257
Net income (loss)	$652,146	$(696,760)

Net income (loss) per share – basic	$0.08	$(0.09)
Net income (loss) per share – diluted	$0.08	$(0.09)

Weighted average number of common shares outstanding – basic	7,770,298	7,444,732
Weighted average number of common shares outstanding – diluted	7,781,689	7,444,732

Consolidated statements of comprehensive income (loss):
Net income (loss)	$652,146	$(696,760)
Other comprehensive income (loss):
Foreign currency translation adjustments	(273,707)	19,306
Comprehensive income (loss)	$378,439	$(677,454)

See accompanying notes to consolidated financial statements

PAID, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock						Treasury Stock
	Shares	Amount	Accrued Common Stock Bonus	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Shares	Amount	Total
Balance, January 1, 2021	6,489,004	$6,489	$2,005,500	$70,083,486	$570,761	$(69,625,790)	(33,840)	$(57,847)	$2,982,599
Foreign currency translation adjustment	-	-	-	-	19,306	-	-	-	19,306
Share-based compensation expense	-	-	-	324,783	-	-	-	-	324,783
Issuance of common stock for accrued bonus and signing bonus	1,300,000	1,300	(2,005,500)	2,242,950	-	-	-	-	238,750
Issuance of common stock for compensation	18,099	18	-	39,982	-	-	-	-	40,000
Net loss	-	-	-	-	-	(696,760)	-	-	(696,760)

Balance December 31, 2021	7,807,103	7,807	-	72,691,201	590,067	(70,322,550)	(33,840)	(57,847)	2,908,678
Foreign currency translation adjustment	-		-	-	(273,707)	-	-	-	(273,707)
Share-based compensation expense	-	-	82,180	65,308	-	-	-	-	147,488
Repurchase of common stock for treasury	-	-	-	-	-	-	(109,797)	(106,993)	(106,993)
Option exercise	20,000	20	-	19,480	-	-	-	-	19,500
Issuance of common stock for compensation	13,021	13	-	24,987	-	-	-	-	25,000
Net income	-	-	-	-	-	652,146	-	-	652,146
Balance December 31, 2022	7,840,124	$7,840	$82,180	$72,800,976	$316,360	$(69,670,404)	(143,637)	$(164,840)	$3,372,112

See accompanying notes to consolidated financial statements

PAID, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2022	2021
Cash flows from operating activities:
Net income (loss)	$652,146	$(696,760)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	325,940	511,698
Amortization of operating lease right-of-use assets	35,337	33,447
Provision for bad debts, net	36,845	-
Accretion of discount on note receivable	(104,167)	-
Gain on write off of other payables	(32,495)	-
Share-based compensation	172,488	603,533
Deferred income taxes	(77,128)	(131,204)
Changes in assets and liabilities:
Accounts receivable	(331)	(41,710)
Prepaid expenses and other current assets	5,916	20,143
Accounts payable	122,833	501,145
Income tax payable and uncertain tax position liability	(380,719)	336,505
Accrued expenses	78,517	99,153
Contract liabilities	2,731	2,058
Operating lease obligations	(36,501)	(34,654)
Net cash provided by operating activities	801,412	1,203,354
Cash flows from investing activities:
Issuance of note receivable	(1,500,000)	-
Purchase of property and equipment	-	(1,120)
Net cash used in investing activities	(1,500,000)	(1,120)
Cash flows from financing activities:
Payments on finance leases	-	(2,907)
Proceeds from option exercise	19,500	-
Repurchase of common stock	(106,993)	-
Net cash used in financing activities	(87,493)	(2,907)
Effect of exchange rate changes on cash and cash equivalents	(266,358)	(3,850)

Net change in cash and cash equivalents	(1,052,439)	1,195,477

Cash and cash equivalents, beginning of year	2,839,687	1,644,210

Cash and cash equivalents, end of year	$1,787,248	$2,839,687

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$1,356	$956
Interest	$-	$85
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of common shares in settlement of accrued expenses	$-	$2,005,500

See accompanying notes to consolidated financial statements

PAID, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 1. ORGANIZATION

PAID, Inc. (“PAID”, the “Company”, “we”, “us”, or “our”) has developed AuctionInc, which is a suite of online shipping and tax management tools assisting businesses with e-commerce storefronts, shipping solutions, tax calculation, and auction processing. The product has tools to assist with other aspects of the fulfillment process, but the main purpose of the product is to provide accurate shipping and tax calculations and packaging algorithms that provide customers with the best possible shipping and tax solutions.  Paid also offers BeerRun Software which is a brewery management and Alcohol and Tobacco Tax and Trade Bureau tax reporting software.  Small craft brewers can utilize the product to manage brewery schedules, inventory, packaging, sales and purchasing. Tax reporting can be processed with a single click and is fully customizable by state or province.

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

PaidPayments provides commerce solutions to small – and medium-sized businesses by enabling them to sell their goods and services, accept payment, and create repeat sales though an online payment processing solution. The Company has operated as a Payment Facilitator since 2019, which enables our merchants to get the benefit of instant boarding and discounted rates. Our platform provides all aspects required for payment processing, including merchant boarding, underwriting, fraud monitoring, settlement, funding to the sub-merchant, and monthly reporting and statements.  The Company controls all of these necessary aspects in the payment process and is then able to supply a one-step boarding process for our partners and value-added resellers. This capability also provides cost advantages, rapid response to market needs, simplified processes for boarding business and a seamless interface for our merchant customers.

NOTE 2. LIQUIDITY AND MANAGEMENT’S PLANS

As of December 31, 2022, the Company reported cash and cash equivalents of $1,787,248 and had working capital of $1,635,370.  The Company has reported operating income of $58,993 and cash flows from operations of $801,412 for the year ended December 31, 2022 and has an accumulated deficit of $69,670,404 at December 31, 2022.

Management believes that the Company has adequate cash resources to fund operations during the next 12 months after the filing of this annual report on Form 10-K. However, there can be no assurance that anticipated growth in new business will occur, and that the Company will be successful in launching new products and services. Management continues to seek alternative sources of capital to support the growth of future operations.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company’s working capital requirements through the end of March 2024 and will have a positive impact on the Company for the foreseeable future.

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

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the years ended December 31, 2022 and 2021.

At December 31, 2022 and 2021, the Company maintained 100% of its net property and equipment in Canada.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 2022 and 2021, the components of comprehensive income (loss) consist solely of foreign currency translation gains (losses).

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by the Company’s management include, but are not limited to, the collectability of accounts and note receivable, the recoverability of long-lived assets, the valuation of deferred tax assets and liabilities, renewal periods and discount rates for leases and the valuation of share-based transactions. Actual results could materially differ from those estimates.

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

At December 31, 2022 and 2021, the Company’s financial instruments include cash and cash equivalents, accounts receivable, note receivable, accounts payable, and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, note receivable, accounts payable, and accrued expenses approximates fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with initial maturities of three months or less to be cash equivalents.

Concentration of Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to USD $250,000 and the Canadian Depositors Insurance Corporation (“CDIC”) up to CAD $100,000. At December 31, 2022, the Company had amounts that exceeded the CDIC insurance limits but none that were in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2022 and 2021, the Company recorded an allowance for doubtful accounts of $36,845 and $0, respectively.

For the years ended December 31, 2022 and 2021, no revenues from any one individual customer accounted for more than 10% of the total revenues. As of December 31, 2022 and 2021, there was no customer that accounted for more than 10% of the accounts receivable balance.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to eight years. Any leasehold improvements are depreciated at the lesser of the useful life of the asset or the lease term. Equipment purchased under capital leases is amortized on a straight-line basis over the estimated useful life of the asset or the term of the lease, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the years ended December 31, 2022 and 2021. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenues principally from fees for coordinating shipping services, sales of shipping calculator subscriptions, brewery management software subscriptions, merchant processing services and client services (see Note 4).

Cost of Revenues

Cost of revenues includes carrier services, web hosting, data storage, commissions, carrier insurance costs and merchant processing interchange fees.

Operating Expenses

Operating expenses include indirect expenses, including credit card processing fees, marketing, payroll, travel, facility costs, amortization of intangible assets and other general and administrative expenses.

Advertising

Advertising costs are charged to expense as incurred. For the years ended December 31, 2022 and 2021, advertising expense totaled $247,549 and $184,075, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Share-Based Compensation

The Company grants options to purchase the Company’s common stock to employees, directors and consultants under stock option plans. The benefits provided under these plans are share-based payments that the Company accounts for using the fair value method. In addition, in 2021 the Board of Directors approved an amendment to ShipTime’s December 30, 2016 Warrant Agreement with an entity controlled by the Company’s CEO/CFO to reprice the outstanding warrants.  The modification of the warrant resulted in a charge to the Company’s share-based compensation expense. In addition, during 2021, the Company’s board of directors granted shares of common stock valued at the closing price on the date of the grant, for 2019 and 2020 bonuses and a 2021 signing bonus to the CEO/CFO (see Note 10). The Company  recorded $82,180 for share-based bonus payments related to 2022 which were approved by the Board of Directors on March 21, 2023. The shares of common stock were issued to the CEO/CFO, one additional officer and one employee.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022 and 2021 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of December 31, 2022 and 2021, no excess tax benefits for tax deductions related to share-based awards were recognized from any stock options exercised in the years ended December 31, 2022 and 2021 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained (see Note 11).

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company is subject to taxation in the U.S., and Canada and various state jurisdictions.

Income (Loss) Per Common Share

Basic income (loss) per share represent income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock options and have been excluded from the computation of diluted income (loss) per share in 2021 because they would reduce the reported loss per share and therefore have an anti-dilutive effect. For the year ended December 31, 2022 there were approximately 11,400 dilutive shares that were included in the diluted income (loss) per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for the years ended December 31:

	2022	2021
Numerator:
Net income (loss)	$652,146	$(696,760)

Denominator:
Basic weighted-average shares outstanding	7,770,298	7,444,732
Effect of dilutive securities	11,391	-
Diluted weighted-average shares outstanding	7,781,689	7,444,732
Net income (loss) per share – basic	$0.08	$(0.09)
Net income (loss) per share – diluted	$0.08	$(0.09)

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s six reportable segments are managed separately based on fundamental differences in their operations. At December 31, 2022, the Company operated in the following six reportable segments:

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

The following table compares total revenues for the years indicated.

	Years Ended
	December 31, 2022	December 31, 2021
Client services	$806	$3,141
Brewery management software	38,575	59,075
Shipping calculator services	7,964	22,872
Merchant processing services	40,153	54,003
Shipping coordination and label generation services	16,498,431	14,750,625
Total revenues, net	$16,585,929	$14,889,716

The following table compares total income (loss) from operations for the years indicated.

	Years Ended
	December 31, 2022	December 31, 2021
Client services	$689	$2,529
Brewery management software	(38,933)	20,747
Shipping calculator services	251	12,383
Merchant processing services	(4,434)	20,417
Shipping coordination and label generation services	273,363	115,473
Corporate operations	(171,943)	(662,052)
Total income (loss) from operations	$58,993	$(490,503)

During 2022 and 2021, the Company recorded depreciation and amortization expense of $325,940 and $511,698, respectively, which was solely related to the shipping coordination and label generations service segment of the Company. During 2022, the Company reclassified expenses of $537,602 related to transfer price adjustments from corporate operations segment to shipping coordination and label generations services segment for the year ended 2021 to conform to the 2022 presentation.

Reclassifications

Certain amounts were reclassified in the accompanying consolidated balance sheet as of December 31, 2021 in order to conform to the current period presentation.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the year that would apply to the Company and would have a material impact on its consolidated financial position or results of operations.

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

Revenue Disaggregation

The Company operates in six reportable segments (see Note 3).

Performance Obligations

At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when the performance obligation has been met, which is when the customer has successfully prepared a shipping label and had a pickup for shipping coordination and label generation services. The Company considers control to have transferred at that time because the Company has a present right to payment at that time, the Company has provided the shipping label, and the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the shipping label.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $169,074 and $215,109 at December 31, 2022 and 2021, respectively. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $13,020 and $11,154 at  December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company recognized revenues of $11,154 and $9,046, respectively, related to contract liabilities outstanding at the beginning of each year.

NOTE 5. NOTE RECEIVABLE

On October 13, 2022, the Company entered in a Securities Purchase Agreement (“SPA”) with respect to a secured $1,875,000 convertible note (“Convertible Note”) made by Embolx, Inc. (“Noteholder”), a California corporation.  The Convertible Note was purchased at a 20% ($375,000) original issue discount and is subject to a 9-month maturity, after which, if unpaid will then carry a 20% interest rate. The Company has recognized $104,167 in other income related to accretion of the discount on the Convertible Note for the year ended December 31, 2022.   The Company has the option to convert the Convertible Note into shares of common stock of the Noteholder.  The Convertible Note is secured by essentially all assets of the Noteholder.  Under the SPA, the Company has a right to purchase additional notes and receive warrants on the same terms for a total potential investment amount of $2,000,000 with an additional over-allotment option of $500,000 as defined in the SPA.  As additional consideration, the Company received a 5-year warrant to purchase shares of common stock of the Noteholder.  The shares are subject to certain piggyback registration rights under a Registration Rights Agreement.  The warrant is offered at 50% of the original principal amount and will be valued at the price per share of common stock paid in the first liquidity event following October 19, 2022.  The warrants expire five years from the original issue date.

NOTE 6. PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	2022	2021
Computer equipment and software	$139,769	$140,775
Office furniture and equipment	66,644	70,814
Website development costs	396,997	402,975
	603,410	614,564
Accumulated depreciation	(579,923)	(574,071)
	$23,487	$40,493

Depreciation expense of property and equipment for the years ended December 31, 2022 and 2021 amounted to $14,900 and $21,131, respectively.

NOTE 7. INTANGIBLE ASSETS

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

In addition, the Company has various intangible assets from past business combinations.

At December 31, 2022, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$789,212	$587,776	$4,644,033	$6,037,021
Accumulated amortization	(16,000)	(789,212)	(587,776)	(1,980,722)	(3,373,710)
	$-	$-	$-	$2,663,311	$2,663,311

At December 31, 2021, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$846,186	$624,162	$4,963,860	$6,450,208
Accumulated amortization	(16,000)	(843,240)	(624,162)	(1,791,608)	(3,275,010)
	$-	$2,946	$-	$3,172,252	$3,175,198

Amortization expense of intangible assets for the years ended December 31, 2022 and 2021 was $311,809 and $490,567, respectively.

Amortization of intangible assets for the next five years ending December 31 are as follows:

Year Ended December 31,
2023	$295,352
2024	295,352
2025	295,352
2026	295,352
2027	295,352
Total 5-year amortization	$1,476,760

NOTE 8. ACCRUED EXPENSES

At December 31, accrued expenses consist of the following:

	2022	2021
Payroll and related costs	$195,803	$58,182
Professional and consulting fees	3,685	26,070
Royalties	40,075	47,803
Accrued cost of revenues	168,657	212,020
Sales tax	22,228	31,902
Other	410	410
Total	$430,858	$376,387

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company’s former President, CEO and Chairman. On or around January 2020, the Company had allowed Mr. Pratt’s employment agreement to not renew, but Mr. Pratt alleges in a court in Canada that the Company terminated him and that the Company owes him a severance payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the size of the Board from five to three members, and Mr. Pratt and Mr. Austin Lewis, then CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021 (see Note 10).  The Company has not recorded a reserve as the outcome of these matters cannot be determined.

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

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of December 31, 2022 and 2021, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares.  The Company made available to its ShipTime Canada exchangeable preferred shareholders the one-time option to convert existing book entry preferred shares and exchangeable rights to preferred shares into PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholder the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. In total, the Company has reserved for future issuance of 2,106,808 shares of PAID common stock with respect to the remaining 5,918 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of December 31, 2022 for financial reporting purposes.

On March 29, 2021, the Company’s Board of Directors authorized the issuance of 1,050,000 bonus shares of PAID common stock to the CEO/CFO for services rendered during 2019 and 2020.  This bonus was valued at $2,005,500 based on the closing price of the Company’s common stock at March 29, 2021 and was recorded in accrued common stock bonus in shareholders’ equity at December 31, 2020. Also, at March 29, 2021, the Company’s Board of Directors authorized the issuance of an additional 250,000 shares to the CEO/CFO as a one-time sign-on bonus resulting in a share-based compensation expense of $477,500, which was recognized ratably during 2021 as the bonus shares were subject to repurchase if the CEO/CFO terminated employment through January 1, 2022. All of these shares were issued on March 31, 2021.  During the second quarter of 2021, the Company issued 18,099 shares valued at $2.21 per share for a total of $40,000 to two employees as bonus compensation which is included in share-based compensation in the condensed statements of operations and comprehensive income (loss) for the year ended December 31, 2021. During the second quarter of 2022, the Company issued 13,021 shares valued at $1.92 per share for a total share-based compensation expense of $25,000 to one employee as bonus compensation which is included in share-based compensation in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022.  The shares were issued pursuant to the exemption for registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder. On March 21, 2023, the Company’s Board of Directors authorized the issuance of 46,961 bonus shares of PAID common stock to the CEO/CFO, one additional officer and one employee for services rendered during 2022.  This bonus was valued at $82,180 based on the closing price of the Company’s common stock at March 20, 2023 and is recorded in accrued common stock bonus in shareholders’ equity at December 31, 2022.  These shares were issued in March 2023.

Share-Based Incentive Plans

During the years ended December 31, 2022 and 2021, the Company had four stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

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

During 2021, the Company granted 10,000 stock options to one employee. These options have a three-year vesting schedule with one-third vesting immediately, one-third vesting in 18 months and the final one-third vesting in 36 months. The options expire if not exercised in ten years from the grant date, and their exercise price is $1.91 per share.

On October 14, 2022, the Company received a notice of exercise of options to purchase 20,000 common shares of the Company’s stock. The options were exercised at $0.975 per share and the Company received proceeds of $19,500.

During 2022, options granted to purchase 12,000 shares of the Company’s common stock were cancelled due to the expiration of the ten-year term.

Active Plans:

2018 Plan

On March 23, 2018, the Company adopted the 2018 Non-Qualified Stock Option Plan (the “2018 Plan”). The purpose of the 2018 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10-year contractual term and have a vesting period that ranges from one hundred percent on the date of grant to fully vest over a two-year period. There are currently 586,000 shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2022 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2022	314,000	$3.17
Granted	-	-
Cancelled/Expired	-	-
Exercised	-	-
Options outstanding at December 31, 2022	314,000	$3.17

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the “2012 Plan”). The purpose of the 2012 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10-year contractual term and vest one hundred percent on the date of grant. There are no shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2022 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2022	36,000	$0.98
Granted	-	-
Cancelled	(2,000)	0.98
Exercised	(20,000)	0.98
Options outstanding at December 31, 2022	14,000	$0.98

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the “2011 Plan”). Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.98 to $3.30 per share, to acquire the number of shares of the Company’s common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10-year contractual term and have vesting periods that range from one hundred percent on the date of grant to one-third immediately, one-third vesting in 18 months and the final one-third vesting in 36 months from the date of the grant. There are no shares reserved for issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2022 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2022	43,000	$3.00
Granted	-	-
Cancelled	-	-
Exercised	-	-
Options outstanding at December 31, 2022	43,000	$3.00

2002 Plan

The 2002 Stock Option Plan (“2002 Plan”) provides for the award of qualified and non-qualified options for up to 60,000 shares. The options granted have a ten-year contractual term and have a vesting schedule of either immediately, two years, or four years from the date of grant. There are no shares reserved for issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2022 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2022	10,000	$0.98
Granted	-	-
Cancelled/Expired	(10,000)	0.98
Exercised	-	-
Options outstanding at December 31, 2022	-	$-

Fair value of issuances

The Company did not grant any options to purchase Company stock during the year ended December 31, 2022. The fair value of the Company’s 2021 option grants under the 2018, 2012, 2011, and 2002 Plans was estimated at the date of grant using the Black-Scholes-Merton model with the following weighted average assumptions (see below).

	2021
Expected term (based upon historical experience) (in years)	5.5	-	5.8
Expected volatility	117	-	159%
Expected dividends		None
Risk free interest rate	0.73	-	1.24%

For the years ended December 31, 2022 and 2021, the Company recorded total share-based compensation expense related to the common stock bonuses, other stock issuances, and stock options of $172,488 and $603,533, respectively, which is recorded in share-based compensation expense in the accompanying consolidated statements of operations and comprehensive income (loss).

The Company has unrecognized share-based compensation expense of $57,958 for options outstanding as of December 31, 2022 which will be recognized over the weighted average period of approximately one year.

Information pertaining to options outstanding and exercisable at December 31, 2022 is as follows:

Options Outstanding			Options Exercisable
Exercise Prices	Number of shares	Weighted Average Remaining contractual Life (In Years)	Number of shares	Weighted Average Remaining contractual Life (In Years)
$0.98	19,500	2.11	19,500	2.11
$1.91	10,000	8.25	6,667	8.25
$2.21	7,000	8.45	4,666	8.45
$2.68	5,300	8.87	1,767	8.87
$2.89	105,000	7.87	78,333	7.87
$2.92	52,500	6.13	52,500	6.13
$3.00	52,500	6.62	52,500	6.62
$3.30	37,500	4.75	37,500	4.75
$3.50	3,000	5.76	3,000	5.76
$4.10	78,700	5.23	78,700	5.23
	371,000	6.28	335,133	6.10

Summary of all stock option plans activity during the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	403,000	$2.90
Granted	-	-
Cancelled/Expired	(12,000)	0.98
Exercised	(20,000)	0.98
Options outstanding and expected to vest at December 31, 2022	371,000	$3.07	6.28	$6,838
Options exercisable at December 31, 2022	335,133	$3.10	6.10	$6,338

The aggregate intrinsic value of options is calculated as the difference between the exercise price of options and the fair value of the Company’s common stock at December 31, 2022.

NOTE 11. INCOME TAXES

The Company’s income (loss) before income tax (benefit) provision includes the following components for the years ended December 31:

	2022	2021
U.S.	$(77,704)	$(1,143,578)
Foreign	273,359	653,075
	$195,655	$(490,503)

The Company is subject to taxation in the U.S., Canada, and Massachusetts. The (benefit) provision for income taxes for the years ended December 31 are summarized below:

	2022	2021
Current:
Federal	$-	$-
State	1,356	456
Foreign	(364,879)	336,568
Total current	(363,523)	337,024

Deferred:
Federal	-	-
State	-	-
Foreign	(92,968)	(130,767)
Total deferred	(92,968)	(130,767)
Income tax (benefit) provision	$(456,491)	$206,257

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s income (loss) before income tax (benefit) provision to the income tax (benefit) provision is as follows for the years ended December 31:

	2022	2021
U.S. federal statutory tax rate	21.00%	21.00%
State tax benefit, net	5.62%	(7.61)%
Stock compensation	18.56%	(4.15)%
Officers compensation	-%	(69.84)%
Attributes expiration	17.06%	(148.01)%
Return to Provision	(257.75)%	8.73%
Other	30.65%	(7.86)%
NOL Adjustment	295.28%	-%
Unrecognized tax benefit	361.72%	-%
GILTI	156.50%	-%
Interest and penalties	-%	(14.27)%
Valuation allowance	(882.41)%	180.11%
Effective income tax rate	(233.77)%	(41.90)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax liabilities are as follows as of December 31:

	2022	2021
Deferred taxes:
NOLs	$7,495,858	$9,122,325
Inventory and other reserves	31,340	24,128
Stock based compensation expense	196,700	296,657
Lease liability	5,883	16,125
Accruals	14,695	7,597
Other	96	96
Total deferred tax assets	7,744,572	9,466,928
Depreciation and amortization	(668,359)	(784,611)
Right-of-use assets	(6,112)	(16,054)
Valuation allowance	(7,778,053)	(9,504,575)
Net deferred tax liabilities	$(707,952)	$(838,312)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The reduction in the valuation allowance is approximately $1,727,000 and $884,000 in 2022 and 2021, respectively.

As of December 31, 2022, the Company had net operating loss carryforwards for federal income tax purposes of approximately $32,917,000.  Of the total amount approximately $902,000 were generated after January 1, 2018, and therefore will not expire but can only be used to offset 80 percent of future taxable income.  The remaining amount of approximately $32,015,000 expires beginning in the year 2023.  As of December 31, 2022, the Company had net operating loss carryforwards for state income tax purposes of approximately $9,229,000 which expire beginning in the year 2031. As of December 31, 2022, the Company also had Canada net operating loss carryforwards of $1,670,000 which expire beginning in the year 2039.

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

A valuation allowance of 100% has been established in respect of the deferred income tax assets due to the uncertainty of the Company’s utilization of such deferred tax assets for the U.S. federal and state on each of the Company’s consolidated balance sheets at December 31, 2022 and 2021.

The income tax provision at December 31, 2022 reflects a full accounting of tax filings under ASC Subtopic 740-10. Paid, Inc. is subject to U.S. federal and Massachusetts state tax. With limited exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2019. Generally, the tax years remain open for examination by the federal and Massachusetts authorities under three-year statute of limitation. In addition, the Company's tax years starting 2003 and 2011 are subject to limited examination by the United States and Massachusetts authorities, respectively, due to the carry forward of unutilized net operating losses. ShipTime is subject to taxation in Canada and Ontario. The foreign subsidiary is generally subject to examination for four years following the later of: (1) the year in which the tax obligation originated or (2) the year the tax return is filed.  ShipTime is not currently under examination by the local tax authority.  The Company recognizes interest and penalties related with income taxes, as estimated or incurred, as a part of the income tax provision.  As of December 31, 2022, and 2021 the Company accrued $16,064 and $70,060 of interest and penalties related to foreign income taxes.

The Tax Cuts and Jobs Act requires taxpayers to capitalize and amortize research and development (“R&D”) expenditures under Section 174 for tax years beginning after December 31, 2021.  This rule became effective for the Company during the year but did not result in the capitalization of R&D costs.  This rule is also in effect for its foreign subsidiary and the calculation of global intangible low-tax income (“GILTI”), of which approximately $900,000 of R&D costs related with internally developed software have been capitalized.  The Company will amortize these costs for tax purposes over five years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.

The evaluation of uncertainty in a tax position is a two-step process. The first step involves recognition. The Company determines whether it's more likely than not that a tax position will be sustained upon tax examination including any resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the consolidated financial statements. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the consolidated financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority. Uncertain tax positions are reviewed on an ongoing basis and are adjusted after considering facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitation.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2022 and 2021:

	2022	2021
Gross unrecognized tax benefits at the beginning of the year	$-	$-
Increases related to current year positions	-	-
Increases (decreases) related to prior year positions	691,675	-
Expiration of unrecognized tax benefits	-	-
Gross unrecognized tax benefits at the end of the year	$691,675	$-

The amount of unrecognized tax benefits that would impact the Company’s effective tax rate, if recognized, is $707,738 (including estimated penalties and interest).  The amount of the increase during 2022 is primarily related to transfer pricing policy changes applicable to prior years that were implemented during 2022. The Company does not believe its unrecognized tax benefits will change during the next twelve months.

NOTE 12. Leases

We have an operating lease for our corporate offices in Canada and finance leases for furniture and equipment, which expired in June 2021. Our leases have remaining lease terms of seven months to eight months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

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

The components of lease expense for the years ended December 31, were as follows:

	2022	2021
Operating lease cost	$39,324	$40,796

Finance lease cost:
Amortization of leased assets	$-	$5,557
Interest on lease liabilities	-	86
Total finance lease cost	$-	$5,643

Supplemental cash flow information related to leases for the years ended December 31, was as follows:

	2022	2021
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$38,355	$42,006
Operating cash flows from finance leases	$-	$86
Financing cash flows from finance leases	$-	$2,907

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance leases	$-	$-

Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$23,063	$61,040
Current portion of operating lease obligations	$22,199	$36,123
Operating lease obligations, net of current portion	-	25,187
Total operating lease liabilities	$22,199	$61,310

Year Ended December 31, 2022
Weighted Average Remaining Lease Term
Operating lease (in years)	0.6

Weighted Average Discount Rate
Operating lease	9.0%

Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

A summary of future minimum payments under non-cancellable operating lease commitment as of December 31, 2022 is as follows:

Years ending December 31,	Total
2023	$23,751
Total lease liabilities	23,751
Less amount representing interest	(1,552)
Total	22,199
Less current portion	(22,199)
$-

NOTE 13. SUBSEQUENT EVENTS

On March 21, 2023, the Board of Directors approved the issuance of 250,000 shares of PAID common stock valued at $437,500 and is to be recorded as share-based compensation in 2023 as it relates to the renewal of the employment agreement of W. Austin Lewis IV, of which 125,000 of the shares are subject to repurchase at $0.01 per share if Mr. Lewis terminates employment prior to January 1, 2024, as defined in the employment agreement.  The Board of Directors also approved the allocation of the 2022 bonus accrual to be paid out in cash and shares of which $82,180 has been recorded as share-based compensation expense for the year ended December 31, 2022.  Option compensation for the board positions was increased to 10,000 common stock options per committee head from 5,000 common stock options per committee head and was approved by the Board of Directors.  A total of 46,961 shares of common stock were issued to officers and one employee in March 2023. The Board of Directors has approved the terms of an employment agreement of the Company’s COO, David Scott.  The employment agreement for $214,000 CAD annually includes the issuance of common stock valued at $25,000 USD which are subject to repurchase at $0.01 in the event that Mr. Scott terminates his employment agreement prior to April 1, 2024.

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustment to or additional disclosure in the consolidated financial statements, except as disclosed herein.