Form 10-Q
period 2023-03-31
PAID INC
filed 2023-05-15
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, the issuer had outstanding 8,007,337 shares of its Common Stock.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31,
	(Unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,769,808	$1,787,248
Accounts receivable, net	197,505	169,074
Note receivable, net of discount	1,729,167	1,604,167
Prepaid expenses and other current assets, net	92,902	151,374
Total current assets	3,789,382	3,711,863

Property and equipment, net	20,099	23,487
Intangible assets, net	2,597,320	2,663,311
Operating lease right-of-use assets, net	14,145	23,063
Total assets	$6,420,946	$6,421,724

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,605,034	$1,610,416
Accrued expenses	347,610	430,858
Contract liabilities	11,809	13,020
Operating lease obligations – current portion	12,999	22,199
Total current liabilities	1,977,452	2,076,493
Long-term liabilities:
Deferred tax liability, net	710,901	707,952
Uncertain tax position liability	265,167	265,167
Total liabilities	2,953,520	3,049,612
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 8,137,085 shares issued and 7,993,448 shares outstanding at March 31, 2023 and 7,840,124 shares issued and 7,696,487 shares outstanding at December 31, 2022	8,137	7,840
Accrued common stock bonus	-	82,180
Additional paid-in capital	73,275,397	72,800,976
Accumulated other comprehensive income	314,064	316,360
Accumulated deficit	(69,965,332)	(69,670,404)
Common stock in treasury, at cost, 143,637 shares at March 31, 2023 and December 31, 2022	(164,840)	(164,840)
Total shareholders' equity	3,467,426	3,372,112

Total liabilities and shareholders' equity	$6,420,946	$6,421,724

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues, net	$3,806,275	$3,609,701
Cost of revenues	2,953,681	2,811,209
Gross profit	852,594	798,492

Operating expenses:
Salaries and related	495,501	458,509
General and administrative	310,017	299,402
Share-based compensation	392,538	18,096
Amortization of other intangible assets	74,066	82,039
Total operating expenses	1,272,122	858,046
Loss from operations	(419,528)	(59,554)
Other income (expense):
Other income	125,000	-
Loss before income tax provision	(294,528)	(59,554)
Income tax provision	400	900
Net loss	$(294,928)	$(60,454)

Net loss per share – basic and diluted	$(0.04)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	7,722,536	7,773,263
Condensed consolidated statements of comprehensive loss:
Net loss	$(294,928)	$(60,454)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,296)	38,300
Comprehensive loss	$(297,224)	$(22,154)

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2023	2022
Cash flows from operating activities:
Net loss	$(294,928)	$(60,454)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	77,526	85,909
Amortization of operating lease right-of-use assets	8,988	8,761
Accretion of discount on note receivable	(125,000)	-
Share-based compensation	392,538	18,096
Changes in assets and liabilities:
Accounts receivable	(27,971)	(92,022)
Prepaid expenses and other current assets	58,784	36,448
Accounts payable	(10,001)	(169,876)
Accrued expenses	(84,488)	182,153
Contract liabilities	(1,251)	826
Operating lease obligations	(9,268)	(9,059)
Net cash (used in) provided by operating activities	(15,071)	782

Effect of exchange rate changes on cash and cash equivalents	(2,369)	35,824

Net change in cash and cash equivalents	(17,440)	36,606

Cash and cash equivalents, beginning of period	1,787,248	2,839,687
Cash and cash equivalents, end of period	$1,769,808	$2,876,293

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$400	$900
Interest	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of common shares in settlement of accrued common stock bonus	$82,180	$-

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

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Common Stock		Accrued Common Stock	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Bonus	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2023	7,840,124	$7,840	$82,180	$72,800,976	$316,360	$(69,670,404)	(143,637)	$(164,840)	$3,372,112
Foreign currency translation adjustment	-	-		-	(2,296)	-	-	-	(2,296)
Issuance of common stock for accrued bonus	46,961	47	(82,180)	82,133	-	-	-	-	-
Issuance of common stock for signing bonus	250,000	250	-	273,188	-	-	-	-	273,438
Share-based compensation expense	-	-	-	119,100	-	-	-	-	119,100
Net loss	-	-	-	-	-	(294,928)	-	-	(294,928)
Balance, March 31, 2023	8,137,085	$8,137	$-	$73,275,397	$314,064	$(69,965,332)	(143,637)	$(164,840)	$3,467,426

See accompanying notes to condensed consolidated financial statements

PAID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2023

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

General Presentation and Basis of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 that was filed on March 31, 2023.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited consolidated financial statements, and these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2023.

Liquidity and Management’s Plans

At March 31, 2023, the Company reported cash and cash equivalents of $1,769,808 and net working capital of $1,811,930 and reported cash flows used in operations of ($15,071) for the three months ended Mach 31, 2023. The Company has reported an operating loss of $419,528 for the three months ended March 31, 2023 and has an accumulated deficit of $69,965,332 at March 31, 2023.

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

Although there can be no assurances, the Company believes that the above management plans will be sufficient to meet the Company's working capital requirements through the end of May 2024 and will have a positive impact on the Company for the foreseeable future.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at March 31, 2023 and December 31, 2022. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the three months ended March 31, 2023 and 2022.

At March 31, 2023, the Company maintained 100% of its property and equipment net of accumulated depreciation in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three months ended March 31, 2023 and 2022. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenue principally from fees for coordinating shipping services, sales of shipping calculator subscriptions, brewery management software subscriptions, merchant processing services and client services.

The Company recognizes revenue by taking into consideration the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Due to the nature of the Company’s product offerings and contracts associated with those products, the Company’s deliverables do not fluctuate, and its revenue recognition is consistent.

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

Revenue Disaggregation

The Company operates in six reportable segments (see below).

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $197,505 and $169,074 as of March 31, 2023 and December 31, 2022, respectively. The Company has no customers that made up 10% of the accounts receivable balance at March 31, 2023. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $11,809 and $13,020 at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, the Company recognized revenues of $13,020, related to contract liabilities outstanding at the beginning of the period.

Income (Loss) Per Common Share

Basic earnings (loss) per share represent income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock options and have been excluded from the computation of diluted income (loss) per share because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

For the three months ended March 31, 2023 and 2022, there were approximately 7,500 and 33,000, respectively, of potentially dilutive shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Numerator:
Net loss	$(294,928)	$(60,454)
Denominator:
Basic weighted-average shares outstanding	7,722,536	7,773,263
Effect of dilutive securities	-	-
Diluted weighted-average shares outstanding	7,722,536	7,773,263
Basic loss per common share	$(0.04)	$(0.01)
Diluted loss per common share	$(0.04)	$(0.01)

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s six reportable segments are managed separately based on fundamental differences in their operations. At March 31, 2023, the Company operated in the following six reportable segments:

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

The following table compares total revenue for the periods indicated.

	Three Months Ended
	March 31, 2023	March 31, 2022
Client services	$38	$280
Shipping calculator services	652	5,544
Brewery management software	7,975	9,375
Merchant processing services	24,843	12,053
Shipping coordination and label generation services	3,772,767	3,582,449
Total revenues	$3,806,275	$3,609,701

The following table compares total loss from operations for the periods indicated.

	Three Months Ended
	March 31, 2023	March 31, 2022
Client services	$38	$280
Shipping calculator services	(345)	3,565
Brewery management software	2,425	(4,743)
Merchant processing services	5,759	4,039
Shipping coordination and label generation services	(297,757)	(33,641)
Corporate operations	(129,648)	(29,054)
Total loss from operations	$(419,528)	$(59,554)

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed herein.

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”), supplemented by subsequent accounting standards updates. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13, as amended, is effective for fiscal years beginning after December 15, 2022. We adopted ASU 2016-13 on January 1, 2023. The Company has $197,505 of accounts receivable and notes receivable of $1,729,167. Based on the nature of our accounts receivable and the process of granting credit and collecting debt we have determined that there are no expected credit losses for our accounts receivable. The Company has one note receivable and is a senior secure lender with an absolute obligation. Consideration has been taken into the contractual obligation, the valuation of the assets and the senior position of the repayment. We have determined that there are no expected credit losses for our note receivable. The adoption of this standard did not have a material impact on our consolidated financial statements or disclosures. Specifically, our estimate of expected credit losses as of March 31, 2023, using our expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

Note 2. Note Receivable

On October 13, 2022, the Company entered in a Securities Purchase Agreement (“SPA”) with respect to a secured $1,875,000 convertible note (“Convertible Note”) made by Embolx, Inc. (“Noteholder”), a California corporation. The Convertible Note was purchased at a 20% ($375,000) original issue discount and is subject to a 9-month maturity, after which, if unpaid will then carry a 20% interest rate. The Company has recognized $125,000 in other income related to accretion of the discount on the Convertible Note for the three months ended March 31, 2023. The Company has the option to convert the Convertible Note into shares of common stock of the Noteholder. The Convertible Note is secured by essentially all assets of the Noteholder.  Under the SPA, the Company has a right to purchase additional notes and receive warrants on the same terms for a total potential investment amount of $2,000,000 with an additional over-allotment option of $500,000 as defined in the SPA. As additional consideration, the Company received a 5-year warrant to purchase shares of common stock of the Noteholder. The shares are subject to certain piggyback registration rights under a Registration Rights Agreement.  The warrant is offered at 50% of the original principal amount and will be valued at the price per share of common stock paid in the first liquidity event following October 19, 2022. The warrants expire five years from the original issue date.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2023 (unaudited)	December 31, 2022
Payroll and related costs	$125,483	$195,803
Professional and consulting	-	3,685
Royalties	40,075	40,075
Accrued cost of revenues	159,414	168,657
Sales tax	22,228	22,228
Other	410	410
Total	$347,610	$430,858

Note 4. Intangible Assets

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

In addition, the Company has various other intangibles from past business combinations.

At March 31, 2023, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$791,603	$589,303	$4,657,459	$6,054,365
Accumulated amortization	(16,000)	(791,603)	(589,303)	(2,060,139)	(3,457,045)
	$-	$-	$-	$2,597,320	$2,597,320

At December 31, 2022, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$789,212	$587,776	$4,644,033	$6,037,021
Accumulated amortization	(16,000)	(789,212)	(587,776)	(1,980,722)	(3,373,710)
	$-	$-	$-	$2,663,311	$2,663,311

Amortization expense of intangible assets for the three months ended March 31, 2023 and 2022 was $74,066 and $82,039, respectively.

Note 5. Commitments and Contingencies

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

Note 6. Shareholders’ Equity

Preferred Stock

The Company’s amended Certificate of Incorporation authorizes the issuance of 20,000,000 shares of blank-check preferred stock at $0.001 par value. The Board of Directors will be authorized to fix the designations, rights, preferences, powers and limitations of each series of the preferred stock.

The Company filed a Certificate of Designations effective on December 30, 2016, which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of March 31, 2023 and December 31, 2022, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares.  The Company made available to its ShipTime Canada exchangeable preferred shareholders the one-time option to convert existing book entry preferred shares and exchangeable rights to preferred shares into PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholder the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. During 2020, two shareholders sold 500 ShipTime exchangeable shares which were subsequently exchanged for 178,000 common shares. In total, the Company has reserved for future issuance of 2,106,808 shares of PAID common stock with respect to the remaining 5,918 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of March 31, 2023 for financial reporting purposes.

On March 21, 2023, the Company’s Board of Directors authorized the issuance of 46,961 bonus shares of PAID common stock to the CEO/CFO, one additional officer and one employee for services rendered during 2022. This bonus was valued at $82,180 based on the closing price of the Company’s common stock at March 20, 2023 and was issued in March 2023. This bonus was recorded in accrued common stock bonus in shareholders’ equity as of December 31, 2022. The Board of Directors also authorized the issuance of an additional 250,000 shares to the CEO/CFO as a renewal bonus valued at $437,500. $218,750 of share-based compensation expense was recognized immediately as 125,000 of the bonus shares are immediately vested. The remaining $218,750 of share-based compensation expense will be recognized ratably during 2023 as 125,000 of the bonus shares are subject to repurchase if the CEO/CFO were to terminate employment during the period ended January 1, 2024.

The Company recorded $273,438 of share-based compensation expense for the three-month period ended March 31, 2023 in connection with these additional shares.

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

For the three-month periods ended March 31, 2023 and 2022, the Company recorded $119,100 and $18,096, respectively, of share-based compensation expense related to the vesting of options granted in 2023 and prior years.

Note 7. Leases

We have operating leases for our corporate offices in Canada. Our leases have remaining lease terms of four months to five months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

We report operating leased assets, as well as operating lease current and noncurrent obligations on our balance sheets for the right to use the building in our business.

The components of lease expense were as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease cost	$9,451	$10,093

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$9,731	$10,392

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Supplemental balance sheet information related to leases was as follows:

	March 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$14,145	$23,063
Current portion of operating lease obligations	$12,999	$22,199
Operating lease obligations, net of current portion	-	-
Total operating lease liabilities	$12,999	$22,199

	March 31, 2023	December 31, 2022
Weighted Average Remaining Lease Term
Operating lease (years)	0.4	0.6
Finance leases	-	-

Weighted Average Discount Rate
Operating lease	9.0%	9.0%

A summary of future minimum payments under non-cancellable operating lease commitment as of March 31, 2023 is as follows:

Years ending December 31,	Total
2023 (remainder of year)	14,149
Total lease liabilities	$14,149
Less amount representing interest	(1,150)
Total	12,999
Less current portion	(12,999)
$-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the fiscal year ended December 31, 2022 that was filed on March 31, 2023.

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

Overview

ShipTime Inc. has developed a SaaS-based application, which focuses on the small to medium business segment. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small businesses and through long standing partnerships with selected associations throughout Canada.  Our focus in 2023 will be to significantly grow this portion of our business.

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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements for the years ended December 31, 2022 and 2021 included in our Form 10-K filed on March 31, 2023, as updated and amended in Note 1 of the Notes to Condensed Consolidated Financial Statements included herein. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following discussion compares the Company's results of operations for the three months ended March 31, 2023 with those for the three months ended March 31, 2022. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended March 31,
	2023	2022	% Change
Client services	$38	$280	(86%)
Brewery management software	7,975	9,375	(15%)
Shipping coordination and label generation services	3,772,767	3,582,449	5%
Merchant processing services	24,843	12,053	106%
Shipping calculator services	652	5,544	(88%)
Total revenues	$3,806,275	$3,609,701	5%

Revenues increased 5% in the first quarter primarily from the annual increase in carrier rates for revenues related to our shipping coordination and label generation services.

Client services revenues decreased $242 or 86% to $38 in the first quarter of 2023 compared to $280 in 2022. This decrease is a result of the depletion of the movie poster inventory that was available for sale.

Brewery management software revenues decreased $1,400 to $7,975 in 2023 from $9,375 in 2022. The decrease in revenues is due to the cancellations of several clients and limited marketing of the software to new clients.

Shipping coordination and label generation services revenues increased $190,318 or 5% to $3,772,767 in the first quarter of 2023 compared to $3,582,449 in 2022. The increase is attributable to the annual rate increases imposed by the carriers, noting an increase in a rate of 7.9% in 2023 compared to the same period in 2022.

Merchant processing services are available to businesses that process ecommerce online transactions. These include shipping, payments and web hosting services. This segment has launched its United States shipping portal which resulted in an increase of 106% from $12,053 to $24,843 in the first quarter of 2023. The Company is preparing to market this segment of the business in the upcoming months.

Shipping calculator services revenue decreased $4,892 or 88% to $652 in the first quarter of 2023 compared to $5,544 in 2022.  The decrease was primarily due to the cancellation of a large customer using the platform.

Gross Profit

Gross profit increased $54,102 or 7% in the first quarter of 2023 to $852,594 compared to $798,492 in 2022. Gross margin remained at 22% for the first quarter of 2022 and 2023.

Operating Expenses

Total operating expenses in the first quarter 2023 were $1,272,122 compared to $858,046 in the first quarter of 2022, an increase of $414,076 or 48%. The increase is due to a change in the timing of salary increases as we have changed to annual reviews in January compared to reviews done throughout the year in addition to share-based compensation for the Board of Directors and the CEO/CFO recorded in the first quarter of 2023. The Company recorded $392,538 in share-based compensation in the first quarter of 2023 compared to $18,096 in the first quarter of 2022.

Net Loss

The Company recorded a net loss in the first quarter of 2023 of ($294,928) compared to a net loss of ($60,454) for the same period in 2022. The net loss per share for the first quarter of 2023 and 2022 was ($0.04) and ($0.01) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents (used in) provided by operating activities for the three months ended March 31, 2023 and 2022 is as follows:

	2023	2022
Net loss	$(294,928)	$(60,454)
Depreciation and amortization	77,526	85,909
Amortization of operating lease right-of-use assets	8,988	8,761
Share-based compensation	392,538	18,096
Accretion of discount on note receivable	(125,000)	-
Changes in assets and liabilities	(74,195)	(51,530)
Net cash (used in) provided by operating activities	$(15,071)	$782

Working Capital and Liquidity

The Company had cash and cash equivalents of $1,769,808 at March 31, 2023, compared to $1,787,248 at December 31, 2022. The Company had net working capital of $1,811,930 at March 31, 2023, an improvement of $176,560 compared to $1,635,370 at December 31, 2022. The increase in net working capital is attributable to the decrease in accrued expenses along with the interest income recognized on the note receivable.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of March 31, 2023, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

The Company has identified numerous material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2022.

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

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2022.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2023, the Company issued 296,961 shares of common stock at $1.75 per share under the terms of an Employment Agreement in addition to bonus compensation. The common stock was issued in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

Not Applicable

ITEM 6.     EXHIBITS

10.1	Amendment to 2018 Non-Qualified Stock Option Plan
31.1	CEO and CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: May 15, 2023		W. Austin Lewis, IV, CEO, CFO

LIST OF EXHIBITS

10.1	Amendment to 2018 Non-Qualified Stock Option Plan
31.1	CEO and CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)