Form 10-Q
period 2023-06-30
PAID INC
filed 2023-08-14
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐     No ☒

As of August 14, 2023, the issuer had outstanding 8,010,837 shares of its Common Stock.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31,
	(Unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,900,723	$1,787,248
Accounts receivable, net	217,174	169,074
Note receivable, net of discount	1,854,167	1,604,167
Prepaid expenses and other current assets	53,149	151,374
Total current assets	4,025,213	3,711,863

Property and equipment, net	17,263	23,487
Intangible assets, net	2,579,215	2,663,311
Operating lease right-of-use assets, net	5,058	23,063
Total assets	$6,626,749	$6,421,724

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,555,890	$1,610,416
Accrued expenses	401,048	430,858
Contract liabilities	12,475	13,020
Operating lease obligations – current portion	3,601	22,199
Total current liabilities	1,973,014	2,076,493
Long-term liabilities:
Deferred tax liability, net	732,546	707,952
Uncertain tax position liability	265,167	265,167
Total liabilities	2,970,727	3,049,612
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 8,154,474 shares issued and 8,010,837 shares outstanding at June 30, 2023 and 7,840,124 shares issued and 7,696,487 shares outstanding at December 31, 2022	8,154	7,840
Accrued common stock bonus	-	82,180
Additional paid-in capital	73,373,030	72,800,976
Accumulated other comprehensive income	347,836	316,360
Accumulated deficit	(69,908,158)	(69,670,404)
Common stock in treasury, at cost, 143,637 shares at June 30, 2023 and December 31, 2022	(164,840)	(164,840)
Total shareholders' equity	3,656,022	3,372,112

Total liabilities and shareholders' equity	$6,626,749	$6,421,724

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues, net	$4,130,381	$4,535,665	$7,936,656	$8,145,366
Cost of revenues	3,185,733	3,513,888	6,139,414	6,325,097
Gross profit	944,648	1,021,777	1,797,242	1,820,269

Operating expenses:
Salaries and related	501,329	442,796	996,830	901,305
General and administrative	341,937	299,504	651,954	598,906
Share-based compensation	94,238	41,916	486,776	60,012
Amortization of other intangible assets	74,514	78,472	148,580	160,511
Total operating expenses	1,012,018	862,688	2,284,140	1,720,734
Income (loss) from operations	(67,370)	159,089	(486,898)	99,535
Other income (expense):
Other income	125,000	-	250,000	-
Income (loss) before income tax provision	57,630	159,089	(236,898)	99,535
Income tax provision	456	79,089	856	79,989
Net income (loss)	$57,174	$80,000	$(237,754)	$19,546

Net income (loss) per share – basic	$0.01	$0.01	$(0.03)	$-
Weighted average number of common shares outstanding - basic	8,008,312	7,775,266	7,866,386	7,774,270
Net income (loss) per share – diluted	$0.01	$0.01	$(0.03)	$-

Weighted average number of common shares outstanding - diluted	8,013,295	7,801,262	7,866,386	7,804,144
Condensed consolidated statements of comprehensive income (loss):
Net income (loss)	$57,174	$80,000	$(237,754)	$19,546
Other comprehensive income (loss):
Foreign currency translation adjustments	33,772	(93,288)	31,476	(54,988)
Comprehensive income (loss)	$90,946	$(13,288)	$(206,278)	$(35,442)

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2023	2022
Cash flows from operating activities:
Net income (loss)	$(237,754)	$19,546
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	155,269	168,219
Amortization of operating lease right-of-use assets	18,241	17,656
Accretion of discount on note receivable	(250,000)	-
Share-based compensation	486,776	60,012
Provision for bad debt	-	13,500
Changes in assets and liabilities:
Accounts receivable	(43,248)	(94,252)
Prepaid expenses and other current assets	99,354	89,330
Accounts payable	(91,440)	120,563
Accrued expenses	(38,036)	49,880
Contract liabilities	(858)	1,771
Operating lease obligations	(18,802)	(18,252)
Net cash provided by operating activities	79,502	427,973

Cash flows from financing activities
Proceeds from option exercises	3,412	-
Net cash provided by financing activities	3,412	-

Effect of exchange rate changes on cash and cash equivalents	30,561	(55,416)

Net change in cash and cash equivalents	113,475	372,557

Cash and cash equivalents, beginning of period	1,787,248	2,839,687
Cash and cash equivalents, end of period	$1,900,723	$3,212,244

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$856	$1,356
Interest	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of common shares in settlement of accrued common stock bonus	$82,180	$-

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2022	7,807,103	$7,807	$72,691,201	$590,067	$(70,322,550)	(33,840)	$(57,847)	$2,908,678
Foreign currency translation adjustment	-	-	-	38,300	-	-	-	38,300
Share-based compensation expense	-	-	18,096	-	-	-	-	18,096
Net loss	-	-	-	-	(60,454)	-	-	(60,454)
Balance, March 31, 2022	7,807,103	7,807	72,709,297	628,367	(70,383,004)	(33,840)	(57,847)	2,904,620
Foreign currency translation adjustment	-	-	-	(93,288)	-	-	-	(93,288)
Share-based compensation expense	-	-	16,916	-	-	-	-	16,916
Issuance of common stock for compensation	13,021	13	24,987	-	-	-	-	25,000
Net income	-	-	-	-	80,000	-	-	80,000
Balance, June 30, 2022	7,820,124	$7,820	$72,751,200	$535,079	$(70,303,004)	(33,840)	$(57,847)	$2,933,248

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Common Stock		Accrued Common Stock	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Bonus	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2023	7,840,124	$7,840	$82,180	$72,800,976	$316,360	$(69,670,404)	(143,637)	$(164,840)	$3,372,112
Foreign currency translation adjustment	-	-	-	-	(2,296)	-	-	-	(2,296)
Issuance of common stock for accrued bonus	46,961	47	(82,180)	82,133	-	-	-	-	-
Issuance of common stock for signing bonus	250,000	250	-	273,188	-	-	-	-	273,438
Share-based compensation expense	-	-	-	119,100	-	-	-	-	119,100
Net loss	-	-	-	-	-	(294,928)	-	-	(294,928)
Balance, March 31, 2023	8,137,085	8,137	-	73,275,397	314,064	(69,965,332)	(143,637)	(164,840)	3,467,426
Foreign currency translation adjustment	-	-	-	-	33,772	-	-	-	33,772
Option exercise	3,500	3	-	3,409	-	-	-	-	3,412
Issuance of common stock for bonus	13,889	14	-	24,986	-	-	-	-	25,000
Share-based compensation expense	-	-	-	69,238	-	-	-	-	69,238
Net income	-	-	-	-	-	57,174	-	-	57,174
Balance, June 30, 2023	8,154,474	$8,154	$-	$73,373,030	$347,836	$(69,908,158)	(143,637)	$(164,840)	$3,656,022

See accompanying notes to condensed consolidated financial statements

PAID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2023

Note 1. Organization and Significant Accounting Policies

PAID, Inc. (“PAID”, the “Company”, “we”, “us”, or “our”) has developed a full line of SaaS-based business services including PaidPayments, PaidCart, PaidShipping and PaidWeb.  These solutions are developed to provide businesses with a streamlined experience for website creation, online sales, payment collection and shipping all in one platform.

PaidWeb offers a robust platform enabling small and medium businesses to launch websites via our catalog of templates. Our platform includes a wide array of features such as mobile editing, search engine optimization, collaboration tools, pre-designed templates, and can be integrated with multiple platforms. PaidCart serves as a comprehensive solution for small and medium businesses looking to expand their online sales through multiple channels. It provides a centralized system to manage sales across various platforms, with additional functionalities for currency and language management, promotional sales, and abandoned cart recovery. PaidPayments and PaidShipping seamlessly interface with PaidCart to facilitate the checkout and shipping processes. Operating as a Payment Facilitator since 2019, PaidPayments provides businesses with a secure and efficient way to conduct online transactions including a virtual terminal, invoicing capability, subscriptions processing, checkout pages, and a point-of-sale system with support for USD, CAD, and EUR currencies. PaidShipping delivers a solution to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. We offer savings through partnerships with leading carriers. It includes a multi-courier comparison tool, integrations with eCommerce platforms and branded tracking.

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

Liquidity and Management’s Plans

At June 30, 2023, the Company reported cash and cash equivalents of $1,900,723 and net working capital of $2,052,199 and reported cash flows provided by operations of $79,502 for the six months ended June 30, 2023. The Company has reported an operating loss of $486,898 for the six months ended June 30, 2023 and has an accumulated deficit of $69,908,158 at June 30, 2023.

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

Although there can be no assurances, the Company believes that the above management plans will be sufficient to meet the Company’s working capital requirements through the end of August 2024 and will have a positive impact on the Company for the foreseeable future.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at June 30, 2023 and December 31, 2022. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the three and six months ended June 30, 2023 and 2022.

At June 30, 2023, the Company maintained 100% of its property and equipment, net of accumulated depreciation, in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three and six months ended June 30, 2023 and 2022. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Significant Payment Terms

Pursuant to the Company’s contracts with its customers, amounts are collected up front primarily through credit/debit card transactions. The Company has offered its customers consolidated payments which are billed weekly and are paid with a credit card on file. Accordingly, the Company determined that its contracts with customers do not include extended payment terms or a significant financing component.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $217,174 and $169,074 as of June 30, 2023 and December 31, 2022, respectively. The Company has no customers that made up 10% of the accounts receivable balance at June 30, 2023. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $12,475 and $13,020 at June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023, the Company recognized revenues of $13,020, related to contract liabilities outstanding at the beginning of the period.

Income (Loss) Per Common Share

Basic earnings (loss) per share represent income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. The potential common shares that may be issued by the Company relate to outstanding stock options and have been excluded from the computation of diluted income (loss) per share if they would reduce the reported loss per share and therefore have an anti-dilutive effect.

For the the six months ended June 30, 2023, there was approximately 6,400 potentially dilutive shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Numerator:
Net income	$57,174	$80,000
Denominator:
Basic weighted-average shares outstanding	8,008,312	7,775,266
Effect of dilutive securities	4,983	25,996
Diluted weighted-average shares outstanding	8,013,295	7,801,262
Basic income per common share	$0.01	$0.01
Diluted income per common share	$0.01	$0.01

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Numerator:
Net income (loss)	$(237,754)	$19,546
Denominator:
Basic weighted-average shares outstanding	7,866,386	7,774,270
Effect of dilutive securities	-	29,874
Diluted weighted-average shares outstanding	7,866,386	7,804,144
Basic income (loss) per share	$(0.03)	$-
Diluted income (loss) per share	$(0.03)	$-

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s six reportable segments are managed separately based on fundamental differences in their operations. At June 30, 2023, the Company operated in the following six reportable segments:

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

The following table compares total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Client services	$28	$477	$66	$757
Shipping calculator services	516	987	1,168	6,531
Brewery management software	8,275	8,356	16,250	17,731
Merchant processing services	15,375	4,445	40,218	16,498
Shipping coordination and label generation services	4,106,187	4,521,400	7,878,954	8,103,849
Total revenues	$4,130,381	$4,535,665	$7,936,656	$8,145,366

The following table compares total income (loss) from operations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Client services	$28	$365	$66	$645
Shipping calculator services	(391)	(1,076)	(736)	2,489
Brewery management software	4,348	(19,323)	6,773	(24,066)
Merchant processing services	4,937	(4,060)	10,696	(21)
Shipping coordination and label generation services	(54,978)	214,784	(352,735)	181,143
Corporate operations	(21,314)	(31,601)	(150,962)	(60,655)
Total income (loss) from operations	$(67,370)	$159,089	$(486,898)	$99,535

Subsequent Events

On July 25, 2023, the Board of Directors approved the terms of an amendment to the Convertible Note due from Embolx.  The note reached its maturity on July 19, 2023 and as it has not been paid in full, the face value of the note has increased by 20% (See Note 2). The amendment includes an investment of an additional $500,000 with a 25% original issue discount and a 2.75 times liquidation preference on the face value of the entire note receivable and an extension for nine months.

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”), supplemented by subsequent accounting standards updates. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13, as amended, is effective for fiscal years beginning after December 15, 2022. We adopted ASU 2016-13 on January 1, 2023. As of June 30, 2023, the Company has $217,174 of accounts receivable and notes receivable of $1,854,167. Based on the nature of our accounts receivable and the process of granting credit and collecting debt we have determined that there are no expected credit losses for our accounts receivable. The Company has one note receivable and is a senior secure lender with an absolute obligation. Consideration has been taken into the contractual obligation, the valuation of the assets and the senior position of the repayment. We have determined that there are no expected credit losses for our note receivable. The adoption of this standard did not have a material impact on our consolidated financial statements or disclosures. Specifically, our estimate of expected credit losses as of June 30, 2023, using our expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

Note 2. Note Receivable

On October 13, 2022, the Company entered in a Securities Purchase Agreement (“SPA”) with respect to a secured $1,875,000 convertible note (“Convertible Note”) made by Embolx, Inc. (“Noteholder”), a California corporation.  The Convertible Note was purchased at a 20% ($375,000) original issue discount and was subject to a 9-month maturity, after which, if unpaid will then carry a 20% interest rate. The Company has recognized $250,000 in other income related to accretion of the discount on the Convertible Note for the six months ended June 30, 2023.   The Company has the option to convert the Convertible Note into shares of common stock of the Noteholder.  The Convertible Note is secured by essentially all assets of the Noteholder.  Under the SPA, the Company has a right to purchase additional notes and receive warrants on the same terms for a total potential investment amount of $2,000,000 with an additional over-allotment option of $500,000 as defined in the SPA. As additional consideration, the Company received a 5-year warrant to purchase shares of common stock of the Noteholder.  The shares are subject to certain piggyback registration rights under a Registration Rights Agreement.  The warrant is offered at 50% of the original principal amount and will be valued at the price per share of common stock paid in the first liquidity event following October 19, 2022.  The warrants expire five years from the original issue date. As of July 19, 2023 the note was in default and will carry an additional 20% interest.  On July 25, 2023 the Company agreed upon an extension and amendment to the Convertible Note (see Note 1).

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2023 (unaudited)	December 31, 2022
Payroll and related costs	$148,271	$195,803
Professional and consulting	-	3,685
Royalties	40,075	40,075
Accrued cost of revenues	190,064	168,657
Sales tax	22,228	22,228
Other	410	410
Total	$401,048	$430,858

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

In addition, the Company has various other intangibles from past business combinations.

At June 30, 2023, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$809,158	$600,515	$4,756,005	$6,181,678
Accumulated amortization	(16,000)	(809,158)	(600,515)	(2,176,790)	(3,602,463)
	$-	$-	$-	$2,579,215	$2,579,215

At December 31, 2022, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$789,212	$587,776	$4,644,033	$6,037,021
Accumulated amortization	(16,000)	(789,212)	(587,776)	(1,980,722)	(3,373,710)
	$-	$-	$-	$2,663,311	$2,663,311

Amortization expense of intangible assets for the three months ended June 30, 2023 and 2022 was $74,514 and $78,472, respectively, and for the six months ended June 30, 2023 and 2022 was $148,580 and $160,511, respectively.

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

The Company filed a Certificate of Designations effective on December 30, 2016, which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of June 30, 2023 and December 31, 2022, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The Company made available to its ShipTime Canada exchangeable preferred shareholders the one-time option to convert existing book entry preferred shares and exchangeable rights to preferred shares into PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholder the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. During 2020, two shareholders sold 500 ShipTime exchangeable shares which were subsequently exchanged for 178,000 common shares. In total, the Company has reserved for future issuance of 2,106,808 shares of PAID common stock with respect to the remaining 5,918 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of June 30, 2023 for financial reporting purposes.

On March 21, 2023, the Company’s Board of Directors authorized the issuance of 46,961 bonus shares of PAID common stock to the CEO/CFO, one additional officer and one employee for services rendered during 2022.  This bonus was valued at $82,180 based on the closing price of the Company’s common stock at March 20, 2023 and was issued in March 2023. This bonus was recorded in accrued common stock bonus in shareholders’ equity as of December 31, 2022.  The Board of Directors also authorized the issuance of an additional 250,000 shares to the CEO/CFO as a renewal bonus valued at $437,500. $218,750 of share-based compensation expense was recognized immediately as 125,000 of the bonus shares are immediately vested. The remaining $218,750 of share-based compensation expense will be recognized ratably during 2023 as 125,000 of the bonus shares are subject to repurchase if the CEO/CFO were to terminate employment during the period ended January 1, 2024. The Company recorded $54,688 and $328,126, respectively, of share-based compensation expense for the three-month and six-month periods ended June 30, 2023 in connection with these additional shares.

On March 21, 2023, the Company’s Board of Directors approved the terms of the employment agreement for David Scott, the Company’s COO.  Per the terms of the agreement the Company issued 13,889 shares of PAID common stock to the COO. This compensation was valued at $25,000 based on the closing price of the Company’s common stock at March 31, 2023 and the shares were issued on April 10, 2023.  The Company recorded $25,000 of share-based compensation expense for the three-month period ended June 30, 2023 in connection with the additional compensation. During the second quarter of 2022, the Company issued 13,021 shares valued at $1.92 per share for a total share-based compensation expense of $25,000 to one employee as bonus compensation which is included in share-based compensation in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022.  The shares were issued pursuant to the exemption for registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder.

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

For the three-month and six-month periods ended June 30, 2023, the Company recorded $14,550 and $133,650, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2023 and prior years. For the three- and six-month periods ended June 30, 2022, the Company recorded $16,916 and $35,012, respectively of share-based compensation expense related to the vesting of applicable options granted in 2022 and prior years.

On May 12, 2023, the Company received a notice of exercise of options to purchase 3,500 common shares of the Company’s stock from one board member and one employee. The options were exercised at $0.975 per share and the Company received proceeds of $3,412.

Note 7. Leases

We have operating leases for our corporate offices in Canada. Our leases have remaining lease terms of one month to two months, and our primary operating leases include options to extend the leases for four years. Future renewal options that are not likely to be executed as of the balance sheet date are excluded from right-of-use assets and related lease liabilities.

We report operating leased assets, as well as operating lease current and noncurrent obligations on our balance sheets for the right to use the building in our business.

The components of lease expense were as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Operating lease cost	$9,508	$10,015

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating lease cost	$18,959	$20,108

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$19,522	$20,704

Supplemental balance sheet information related to leases was as follows:

	June 30, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$5,058	$23,063
Current portion of operating lease obligations	$3,601	$22,199
Operating lease obligations, net of current portion	-	-
Total operating lease liabilities	$3,601	$22,199

	June 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term
Operating lease (in years)	0.1	0.6

Weighted Average Discount Rate
Operating lease	9.0%	9.0%

A summary of future minimum payments under non-cancellable operating lease commitment as of June 30, 2023 is as follows:

Years ending December 31,	Total
2023 (remainder of year)	4,548
Total lease liabilities	$4,548
Less amount representing interest	(947)
Total	3,601
Less current portion	(3,601)
$-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PAID, Inc. (“PAID”, the “Company”, “we”, “us”, or “our”) has developed a full line of SaaS-based business services designed to simplify the online selling experience.

PaidPayments, PaidCart, PaidShipping and PaidWeb are solutions developed to provide businesses with a streamlined experience for website creation, online sales, payment collection and shipping all in one platform. PaidWeb offers a robust platform enabling small and medium businesses to launch websites via our catalog of templates. Our platform includes a wide array of features such as mobile editing, search engine optimization, collaboration tools, pre-designed templates, and can be integrated with multiple platforms. PaidCart serves as a comprehensive solution for small and medium businesses looking to expand their online sales through multiple channels. It provides a centralized system to manage sales across various platforms, with additional functionalities for currency and language management, promotional sales, and abandoned cart recovery. PaidPayments and PaidShipping seamlessly interface with PaidCart to facilitate the checkout and shipping processes. Operating as a Payment Facilitator since 2019, PaidPayments provides businesses with a secure and efficient way to conduct online transactions including a virtual terminal, invoicing capability, subscriptions processing, checkout pages, and a point-of-sale system with support for USD, CAD, and EUR currencies. PaidShipping delivers a solution to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. We offer savings through partnerships with leading carriers. It includes a multi-courier comparison tool, integrations with eCommerce platforms and branded tracking.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following discussion compares the Company's results of operations for the three months ended June 30, 2023 with those for the three months ended June 30, 2022. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended June 30,
	2023	2022	% Change
Client services	$28	$477	(94)%
Brewery management software	8,275	8,356	(1)%
Shipping coordination and label generation services	4,106,187	4,521,400	(9)%
Merchant processing services	15,375	4,445	246%
Shipping calculator services	516	987	(48)%
Total revenues	$4,130,381	$4,535,665	(9)%

Revenues decreased 9% in the second quarter primarily from changes in regulated fuel prices set by the carriers in relation to our shipping coordination and label generation services. Fuel surcharges in 2022 were approximately 45% of the transportation rate versus 25% in 2023.

Client services revenues decreased $449 or 94% to $28 in the second quarter of 2023 compared to $477 in 2022. This decrease is a result of the depletion of the movie poster inventory that was available for sale.

Brewery management software revenues decreased $81 to $8,275 in 2023 from $8,356 in 2022. The decrease in revenues is due to the cancellation of several clients.

Shipping coordination and label generation services revenues decreased $415,213 or 9% to $4,016,187 in the second quarter of 2023 compared to $4,521,400 in 2022. The decrease is attributable to the increased fuel surcharges in 2022 versus those in 2023. Shipping volume is within 2% of the volume for the second quarter of 2022 compared to the same period for 2023.

Merchant processing services are available to businesses that process ecommerce online transactions. These include shipping, payments and web hosting services. This segment has launched its United States shipping portal which resulted in an increase of 246% from $4,445 to $15,375 in the second quarter of 2023. The Company is preparing to market this segment of the business in the upcoming months.

Shipping calculator services revenue decreased $471 or 48% to $516 in the second quarter of 2023 compared to $987 in 2022.  The decrease was primarily due to the reduction in commissionable volume of transactions for the customers using the platform.

Gross Profit

Gross profit decreased $77,129 or 8% in the second quarter of 2023 to $944,648 compared to $1,021,777 in 2022.  Gross margin was 23% for the second quarter of 2023 and 2022.

Operating Expenses

Total operating expenses in the second quarter 2023 were $1,012,018 compared to $862,688 in the second quarter of 2023, an increase of $149,330 or 17%. The increase is due to a change in the timing of salary increases as we have changed to annual reviews in January compared to reviews done throughout the year in addition to stock based compensation recorded in the second quarter.

Net Income

The Company recorded a net income in the second quarter of 2023 of $57,174 compared to a net income of $80,000 for the same period in 2022. The net income per share for the second quarter of 2023 and 2022 was $0.01 per share, respectively.

Comparison of the six months ended June 30, 2023 and 2022

The following discussion compares the Company's results of operations for the six months ended June 30, 2023, with those for the six months ended June 30, 2022. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Six months ended June 30,
	2023	2022	% Change
Client services	$66	$757	(91)%
Brewery management software	16,250	17,731	(8)%
Shipping coordination and label generation services	7,878,954	8,103,849	(3)%
Merchant processing services	40,218	16,498	144%
Shipping calculator services	1,168	6,531	(82)%
Total revenues	$7,936,656	$8,145,366	(3)%

Revenues decreased 3% in the first two quarters primarily from the combination of the annual increase and the increases to the fuel surcharges for revenues related to our shipping coordination and label generation services.

Client services revenues decreased $691 or 91% to $66 in the first two quarters of 2023 compared to $757 in 2022. This decrease is a result of the limited number of movie posters available for sale during the quarter.

Brewery management software revenues decreased $1,481 to $16,250 in 2023 from $17,731 in 2022. The decrease in revenues is due to the cancellation of several clients.

Shipping coordination and label generation services revenues decreased $224,895 or 3% to $7,878,954 in the first two quarters of 2023 compared to $8,103,849 in 2022. The decrease is attributable to the seasonal increases in addition to the impact of the declining fuel surcharges compared to the same period in 2022.

Merchant processing services is available to businesses that accept credit card processing online. This segment has launched its United States shipping portal which resulted in an increase of 144% from $16,498 to $40,218 in the first two quarters 2023. The Company continues to increase the product offerings in this segment of the business.

Shipping calculator services revenue decreased $5,363 or 82% to $1,168 in the first two quarters of 2023 compared to $6,531 in 2022.  The decrease was due to the cancellation of the remaining customer on the platform. Future revenues are related to the rebate program offered by one of our partners.

Gross Profit

Gross profit decreased $23,027 or 1% in the first two quarters of 2023 to $1,797,242 compared to $1,820,269 in 2022.  Gross margin increased from 22% in 2022 to 23% in 2023.  The increase in gross margin and increase in gross profit are a result of ongoing pricing evaluations of our shipping label generation services to remain competitive in the market.

Operating Expenses

Total operating expenses in the first two quarters of 2023 were $2,284,140 compared to $1,720,734 for the same period of 2022, an increase of $563,406 or 33%. The increase is primarily due to the share-based compensation of $486,776 recorded in 2023 compared to $60,012 for the same period of 2022.

Net Income (Loss)

The Company recorded a net loss in the first half of 2023 of $237,754 compared to a net income of $19,546 for the same period in 2022. The net income (loss) per share available to common shareholders for the first two quarters of 2023 and 2022 was ($0.03) and $0.00 per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net income (loss) to cash and cash equivalents provided by operating activities for the six months ended June 30, 2023 and 2022 is as follows:

	2023	2022
Net (loss) income	$(237,754)	$19,546
Depreciation and amortization	155,269	168,219
Amortization of operating lease right-of-use assets	18,241	17,656
Share-based compensation	486,776	60,012
Provision for bad debt	-	13,500
Accretion of discount on note receivable	(250,000)	-
Changes in assets and liabilities	(93,030)	149,040
Net cash provided by operating activities	$79,502	$427,973

Working Capital and Liquidity

The Company had cash and cash equivalents of $1,900,723 at June 30, 2023, compared to $1,787,248 at December 31, 2022. The Company had net working capital of $2,052,199 at June 30, 2023, an improvement of $416,829 compared to $1,635,370 at December 31, 2022. The increase in net working capital is attributable to the decrease in accrued expenses along with the accretion of discount recognized on the note receivable.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2023, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2023, the Company issued 296,961 shares of common stock at $1.75 per share under the terms of an Employment Agreement in addition to bonus compensation. On April 10, 2023, the Company issued 13,889 shares of common stock at $1.80 per share under the terms of an Employment Agreement with respect to the Company’s Chief Operating Officer.. The common stock was issued in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

Not Applicable

ITEM 6.     EXHIBITS

10.1	Amendment to 2018 Non-Qualified Stock Option Plan (incorporated by reference)
31.1	CEO and CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: August 14, 2023		W. Austin Lewis, IV, CEO, CFO

LIST OF EXHIBITS

10.1	Amendment to 2018 Non-Qualified Stock Option Plan
31.1	CEO and CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)