Form 10-Q
period 2023-09-30
PAID INC
filed 2023-11-14
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐     No ☒

As of November 14, 2023, the issuer had outstanding 8,010,837 shares of its Common Stock.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31,
	(Unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,735,972	$1,787,248
Accounts receivable, net	240,050	169,074
Note receivable, net of discount	1,875,000	1,604,167
Prepaid expenses and other current assets	133,091	151,374
Total current assets	3,984,113	3,711,863

Property and equipment, net	13,616	23,487
Intangible assets, net	2,438,024	2,663,311
Operating lease right-of-use assets, net	18,794	23,063
Total assets	$6,454,547	$6,421,724

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,373,827	$1,610,416
Accrued expenses	448,616	430,858
Contract liabilities	13,796	13,020
Operating lease obligations – current portion	18,794	22,199
Total current liabilities	1,855,033	2,076,493
Long-term liabilities:
Deferred tax liability, net	706,448	707,952
Uncertain tax position liability	265,167	265,167
Total liabilities	2,826,648	3,049,612
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 8,154,474 shares issued and 8,010,837 shares outstanding at September 30, 2023 and 7,840,124 shares issued and 7,696,487 shares outstanding at December 31, 2022	8,154	7,840
Accrued common stock bonus	-	82,180
Additional paid-in capital	73,442,268	72,800,976
Accumulated other comprehensive income	295,258	316,360
Accumulated deficit	(69,952,941)	(69,670,404)
Common stock in treasury, at cost, 143,637 shares at September 30, 2023 and December 31, 2022	(164,840)	(164,840)
Total shareholders' equity	3,627,899	3,372,112

Total liabilities and shareholders' equity	$6,454,547	$6,421,724

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues, net	$4,107,771	$4,145,269	$12,044,427	$12,290,635
Cost of revenues	3,163,499	3,228,014	9,302,913	9,553,111
Gross profit	944,272	917,255	2,741,514	2,737,524

Operating expenses:
Salaries and related	492,381	545,598	1,489,211	1,446,903
General and administrative	373,591	307,126	1,025,545	906,032
Share-based compensation	69,238	15,733	556,014	75,745
Amortization of other intangible assets	74,678	77,487	223,258	237,998
Total operating expenses	1,009,888	945,944	3,294,028	2,666,678
Income (loss) from operations	(65,616)	(28,689)	(552,514)	70,846
Other income (expense):
Other income	20,833	-	270,833	-
Income (loss) before income tax provision	(44,783)	(28,689)	(281,681)	70,846
Income tax provision	-	77,272	856	157,261
Net loss	$(44,783)	$(105,961)	$(282,537)	$(86,415)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	8,010,837	7,786,284	7,915,069	7,778,319
Condensed consolidated statements of comprehensive loss:
Net loss	$(44,783)	$(105,961)	$(282,537)	$(86,415)
Other comprehensive loss:
Foreign currency translation adjustments	(52,578)	(197,700)	(21,102)	(252,688)
Comprehensive loss	$(97,361)	$(303,661)	$(303,639)	$(339,103)

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2023	2022
Cash flows from operating activities:
Net loss	$(282,537)	$(86,415)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	233,185	248,676
Amortization of operating lease right-of-use assets	24,893	26,558
Accretion of discount on note receivable	(270,833)	-
Share-based compensation	556,014	75,745
Provision for bad debt	-	13,500
Changes in assets and liabilities:
Accounts receivable	(71,969)	(120,506)
Prepaid expenses and other current assets	17,970	41,613
Accounts payable	(236,294)	64,190
Accrued expenses	18,049	219,258
Contract liabilities	803	1,814
Operating lease obligations	(24,023)	(27,443)
Net cash (used in) provided by operating activities	(34,742)	456,990

Cash flows from financing activities
Proceeds from option exercises	3,412	-
Net cash provided by financing activities	3,412	-

Effect of exchange rate changes on cash and cash equivalents	(19,946)	(265,312)

Net change in cash and cash equivalents	(51,276)	191,678

Cash and cash equivalents, beginning of period	1,787,248	2,839,687
Cash and cash equivalents, end of period	$1,735,972	$3,031,365

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$856	$1,356
Interest	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of common shares in settlement of accrued common stock bonus	$82,180	$-
Adjustment to operating lease right-of-use assets and operating lease obligations due to lease amendment	$20,620	-

See accompanying notes to condensed consolidated financial statements

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (Unaudited)

				Accumulated Other
	Common Stock		Additional Paid-in	Comprehensive		Treasury Stock
	Shares	Amount	Capital	Income	Accumulated Deficit	Shares	Amount	Total
Balance, January 1, 2022	7,807,103	$7,807	$72,691,201	$590,067	$(70,322,550)	(33,840)	$(57,847)	$2,908,678
Foreign currency translation adjustment	-	-	-	38,300	-	-	-	38,300
Share-based compensation expense	-	-	18,096	-	-	-	-	18,096
Net loss	-	-	-	-	(60,454)	-	-	(60,454)
Balance, March 31, 2022	7,807,103	7,807	72,709,297	628,367	(70,383,004)	(33,840)	(57,847)	2,904,620
Foreign currency translation adjustment	-	-	-	(93,288)	-	-	-	(93,288)
Share-based compensation expense	-	-	16,916	-	-	-	-	16,916
Issuance of common stock for compensation	13,021	13	24,987	-	-	-	-	25,000
Net income	-	-	-	-	80,000	-	-	80,000
Balance, June 30, 2022	7,820,124	7,820	72,751,200	535,079	(70,303,004)	(33,840)	(57,847)	2,933,248
Foreign currency translation adjustment	-	-	-	(197,700)	-	-	-	(197,700)
Share-based compensation expense	-	-	15,733	-	-	-	-	15,733
Net loss	-	-	-	-	(105,961)	-	-	(105,961)
Balance, September 30, 2022	7,820,124	$7,820	$72,766,933	$337,379	$(70,408,965)	(33,840)	$(57,847)	$2,645,320

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 (Unaudited)

			Accrued Common		Accumulated Other
	Common Stock		Stock	Additional	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Bonus	Paid-in Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2023	7,840,124	$7,840	$82,180	$72,800,976	$316,360	$(69,670,404)	(143,637)	$(164,840)	$3,372,112
Foreign currency translation adjustment	-	-	-	-	(2,296)	-	-	-	(2,296)
Issuance of common stock for accrued bonus	46,961	47	(82,180)	82,133	-	-	-	-	-
Issuance of common stock for signing bonus	250,000	250	-	273,188	-	-	-	-	273,438
Share-based compensation expense	-	-	-	119,100	-	-	-	-	119,100
Net loss	-	-	-	-	-	(294,928)	-	-	(294,928)
Balance, March 31, 2023	8,137,085	8,137	-	73,275,397	314,064	(69,965,332)	(143,637)	(164,840)	3,467,426
Foreign currency translation adjustment	-	-	-	-	33,772	-	-	-	33,772
Option exercise	3,500	3	-	3,409	-	-	-	-	3,412
Issuance of common stock for bonus	13,889	14	-	24,986	-	-	-	-	25,000
Share-based compensation expense	-	-	-	69,238	-	-	-	-	69,238
Net income	-	-	-	-	-	57,174	-	-	57,174
Balance, June 30, 2023	8,154,474	8,154	-	73,373,030	347,836	(69,908,158)	(143,637)	(164,840)	3,656,022
Foreign currency translation adjustment	-	-	-	-	(52,578)	-	-	-	(52,578)
Share-based compensation expense	-	-	-	69,238	-	-	-	-	69,238
Net loss	-	-	-	-	-	(44,783)	-	-	(44,783)
Balance, September 30, 2023	8,154,474	$8,154	$-	$73,442,268	$295,258	$(69,952,941)	(143,637)	$(164,840)	$3,627,899

See accompanying notes to condensed consolidated financial statements

PAID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2023

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

Liquidity and Management’s Plans

At September 30, 2023, the Company reported cash and cash equivalents of $1,735,972 and net working capital of $2,129,080 and reported cash flows used in operations of $34,742 for the nine months ended September 30, 2023. The Company has reported an operating loss of $552,514 for the nine months ended September 30, 2023 and has an accumulated deficit of $69,952,941 at September 30, 2023.

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

Although there can be no assurances, the Company believes that the above management plans will be sufficient to meet the Company’s working capital requirements through the end of November 2024 and will have a positive impact on the Company for the foreseeable future.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at September 30, 2023 and December 31, 2022. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the three and nine months ended September 30, 2023 and 2022.

At September 30, 2023, the Company maintained 100% of its property and equipment, net of accumulated depreciation, in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three and nine months ended September 30, 2023 and 2022. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $240,050 and $169,074 as of September 30, 2023 and December 31, 2022, respectively. The Company has no customers that made up 10% of the accounts receivable balance at September 30, 2023. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $13,796 and $13,020 at September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023, the Company recognized revenues of $13,020 related to contract liabilities outstanding at the beginning of the period.

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

For the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023, and 2022, there were approximately 6,200 and 22,000 and 6,300 and 24,000, respectively, of potentially dilutive shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Numerator:
Net loss	$(44,783)	$(105,961)
Denominator:
Basic weighted-average shares outstanding	8,010,837	7,786,284
Effect of dilutive securities	-	-
Diluted weighted-average shares outstanding	8,010,837	7,786,284
Basic and diluted loss per share	$(0.01)	$(0.01)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Numerator:
Net loss	$(282,537)	$(86,415)
Denominator:
Basic weighted-average shares outstanding	7,915,069	7,778,319
Effect of dilutive securities	-	-
Diluted weighted-average shares outstanding	7,915,069	7,778,319
Basic and diluted loss per share	$(0.04)	$(0.01)

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At September 30, 2023, the Company operated in the following four reportable segments:

a.	Client services;
b.	Merchant processing services;
c.	Shipping coordination and label generation services; and
d.	Corporate operations

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision maker is the Chief Executive Officer/Chief Financial Officer.

The following table compares total revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Client services	$8,048	$11,781	$25,532	$36,800
Merchant processing services	12,789	11,782	53,007	28,280
Shipping coordination and label generation services	4,086,934	4,121,706	11,965,888	12,225,555
Total revenues	$4,107,771	$4,145,269	$12,044,427	$12,290,635

The following table compares total income (loss) from operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Client services	$2,930	$(7,782)	$9,033	$(28,714)
Merchant processing services	4,233	(7,931)	14,929	(7,952)
Shipping coordination and label generation services	(58,263)	37,473	(410,998)	218,616
Corporate operations	(14,516)	(50,449)	(165,478)	(111,104)
Total income (loss) from operations	$(65,616)	$(28,689)	$(552,514)	$70,846

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements of disclosure in the notes thereto, other than disclosed herein.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation.  These reclassifications had no effect on the reported results of operations.  An adjustment has been made to the segment reporting for the period ending September 30, 2023 and 2022, to consolidate revenue reporting for smaller segments of the Company.

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”), supplemented by subsequent accounting standards updates. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13, as amended, is effective for fiscal years beginning after December 15, 2022. We adopted ASU 2016-13 on January 1, 2023. As of September 30, 2023, the Company has $240,050 of accounts receivable and notes receivable of $1,875,000. Based on the nature of our accounts receivable and the process of granting credit and collecting debt, we have determined that there are no expected credit losses for our accounts receivable. The Company has one note receivable and is a senior secure lender with an absolute obligation. Consideration has been taken into the contractual obligation, the valuation of the assets and the senior position of the repayment. We have determined that there are no expected credit losses for our note receivable. The adoption of this standard did not have a material impact on our consolidated financial statements or disclosures. Specifically, our estimate of expected credit losses as of September 30, 2023, using our expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

Note 2. Note Receivable

On October 13, 2022, the Company entered in a Securities Purchase Agreement (“SPA”) with respect to a secured $1,875,000 convertible note (“Convertible Note”) made by Embolx, Inc. (“Noteholder”), a California corporation. The Convertible Note was purchased at a 20% ($375,000) original issue discount and was subject to a 9-month maturity, after which, if unpaid will then carry a 20% interest rate. Management is negotiating an amendment to the note which includes consideration for current interest. The Company has recognized $270,833 in other income related to accretion of the discount on the Convertible Note for the nine months ended September 30, 2023. The Company has the option to convert the Convertible Note into shares of common stock of the Noteholder. The Convertible Note is secured by essentially all assets of the Noteholder, which include 11 patents for its FDA approved products. Under the SPA, the Company has a right to purchase additional notes and receive warrants on the same terms for a total potential investment amount of $2,000,000 with an additional over-allotment option of $500,000 as defined in the SPA. As additional consideration, the Company received a 5-year warrant to purchase shares of common stock of the Noteholder. The shares are subject to certain piggyback registration rights under a Registration Rights Agreement. The warrant is offered at 50% of the original principal amount and will be valued at the price per share of common stock paid in the first liquidity event following October 19, 2022. The warrants expire five years from the original issue date. As of July 19, 2023 the note was in default and will carry an additional 20% interest. As of November 14, 2023, the Company is negotiating a new amendment to the note receivable and has not recorded any additional interest income after the date of maturity as the Company has not yet determined if it will charge additional interest to Embolx. In addition, the Company does not believe there is any impairment to the note receivable due to its secured position on the assets of Embolx and its expectation that the amounts will be recoverable if and when Embolx consummates a financing or merger transaction.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2023 (unaudited)	December 31, 2022
Payroll and related costs	$173,804	$195,803
Professional and consulting	736	3,685
Royalties	40,075	40,075
Accrued cost of revenues	211,363	168,657
Sales tax	22,228	22,228
Other	410	410
Total	$448,616	$430,858

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

In addition, the Company has various other intangibles from past business combinations.

At September 30, 2023, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$787,992	$586,997	$4,637,188	$6,028,177
Accumulated amortization	(16,000)	(787,992)	(586,997)	(2,199,164)	(3,590,153)
	$-	$-	$-	$2,438,024	$2,438,024

At December 31, 2022, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$789,212	$587,776	$4,644,033	$6,037,021
Accumulated amortization	(16,000)	(789,212)	(587,776)	(1,980,722)	(3,373,710)
	$-	$-	$-	$2,663,311	$2,663,311

Amortization expense of intangible assets for the three months ended September 30, 2023 and 2022 was $74,678 and $77,487, respectively, and for the nine months ended September 30, 2023 and 2022 was $223,258 and $237,998, respectively.

Note 5. Commitments and Contingencies

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former President, CEO and Chairman. In February 2020, the Company did not renew Mr. Pratt’s employment agreement, but Mr. Pratt alleges in a court in Canada that the Company terminated him and that the Company owes him a severance payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the size of the Board from five to three, and Mr. Pratt and Mr. Austin Lewis, then CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision which has been dismissed by the courts in November 2023. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021. The Company has not recorded a reserve as the outcome of these matters cannot be determined.

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

The Company filed a Certificate of Designations effective on December 30, 2016, which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of September 30, 2023 and December 31, 2022, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The Company made available to its ShipTime Canada exchangeable preferred shareholders the one-time option to convert existing book entry preferred shares and exchangeable rights to preferred shares into PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholder the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. During 2020, two shareholders sold 500 ShipTime exchangeable shares which were subsequently exchanged for 178,000 common shares. In total, the Company has reserved for future issuance of 2,106,808 shares of PAID common stock with respect to the remaining 5,918 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of September 30, 2023 for financial reporting purposes.

On March 21, 2023, the Company’s Board of Directors authorized the issuance of 46,961 bonus shares of PAID common stock to the CEO/CFO, one additional officer and one employee for services rendered during 2022. This bonus was valued at $82,180 based on the closing price of the Company’s common stock at March 20, 2023 and was issued in March 2023. This bonus was recorded in accrued common stock bonus in shareholders’ equity as of December 31, 2022. The Board of Directors also authorized the issuance of an additional 250,000 shares to the CEO/CFO as a renewal bonus valued at $437,500. $218,750 of share-based compensation expense was recognized immediately as 125,000 of the bonus shares are immediately vested. The remaining $218,750 of share-based compensation expense will be recognized ratably during 2023 as 125,000 of the bonus shares are subject to repurchase if the CEO/CFO were to terminate employment during the period ended January 1, 2024. The Company recorded $54,688 and $382,814, respectively, of share-based compensation expense for the three-month and nine-month periods ended September 30, 2023 in connection with these additional shares.

On March 21, 2023, the Company’s Board of Directors approved the terms of the employment agreement for David Scott, the Company’s COO. Per the terms of the agreement, the Company issued 13,889 shares of PAID common stock to the COO. This compensation was valued at $25,000 based on the closing price of the Company’s common stock at March 31, 2023 and the shares were issued on April 10, 2023. The Company recorded $25,000 of share-based compensation expense for the three-month period ended June 30, 2023 in connection with the additional compensation. During the second quarter of 2022, the Company issued 13,021 shares valued at $1.92 per share for a total share-based compensation expense of $25,000 to one employee as bonus compensation which is included in share-based compensation in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2022. The shares were issued pursuant to the exemption for registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder.

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

For the three-month and nine-month periods ended September 30, 2023, the Company recorded $14,550 and $148,200, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2023 and prior years. For the three- and nine-month periods ended September 30, 2022, the Company recorded $15,733 and $50,745, respectively of share-based compensation expense related to the vesting of applicable options granted in 2022 and prior years.

On May 12, 2023, the Company received a notice of exercise of options to purchase 3,500 common shares of the Company’s stock from one board member and one employee. The options were exercised at $0.975 per share and the Company received proceeds of $3,412.

Note 7. Leases

We have operating leases for our corporate offices in Canada. Our leases have remaining lease terms of eleven months. Future renewal options that are not likely to be executed as of the balance sheet date and are excluded from right-of-use assets and related lease liabilities.

We report operating leased assets, as well as operating lease current and noncurrent obligations on our balance sheets for the right to use the building in our business.

The components of lease expense were as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Operating lease cost	$4,503	$9,791

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating lease cost	$23,462	$29,899

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$24,857	$30,786

Supplemental balance sheet information related to leases was as follows:

	September 30, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$18,794	23,063
Current portion of operating lease obligations	$18,794	22,199
Operating lease obligations, net of current portion	-	-
Total operating lease liabilities	$18,794	22,199

	September 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term
Operating lease (in years)	0.9	0.6

Weighted Average Discount Rate
Operating lease	9.0%	9.0%

A summary of future minimum payments under non-cancellable operating lease commitment as of September 30, 2023 is as follows:

Years ending December 31,	Total
2023 (remainder of year)	5,359
2024	14,291
Total lease liabilities	$19,650
Less amount representing interest	(856)
Total	18,794
Less current portion	(18,794)
$-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following discussion compares the Company's results of operations for the three months ended September 30, 2023 with those for the three months ended September 30, 2022. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Three months Ended September 30,
	2023	2022	% Change
Client services	$8,048	$11,781	(32)%
Shipping coordination and label generation services	4,086,934	4,121,706	(1)%
Merchant processing services	12,789	11,782	9%
Total revenues	$4,107,771	$4,145,269	(1)%

Revenues decreased 1% in the third quarter as a result of a minor change in the pricing model to be more competitive. This change has had a minimal impact on the pricing but has shifted business to a more profitable carrier.

Client services revenues which include brewery management software and shipping calculator services decreased $3,733 or 32% to $8,048 in the third quarter of 2023 compared to $11,781 in 2022. This decrease is a result of minimal activity in this segment of the business. The decrease in revenues is primarily due to the cancellation of several clients and the limited marketing of this segment of the business.

Shipping coordination and label generation services revenues decreased $34,772 or 1% to $4,086,934 in the third quarter of 2023 compared to $4,121,706 in 2022. The decrease is attributable to the change in our pricing structure to remain competitive. As a result of this change, we experienced a 3% increase in shipping volume for the third quarter of 2022 compared to the same period for 2023.

Merchant processing services are available to businesses that process ecommerce online transactions. These include shipping, payments and web hosting services. This segment has launched its United States shipping portal which resulted in an increase of 9% from $11,782 to $12,789 in the third quarter of 2023. The Company is preparing to market this segment of the business in the upcoming months.

Gross Profit

Gross profit increased $27,017 or 3% in the third quarter of 2023 to $944,272 compared to $917,255 in 2022. Gross margin improved 1% to 23% in the third quarter of 2023 compared to 22% for the same period in 2022.

Operating Expenses

Total operating expenses in the third quarter 2023 were $1,009,888 compared to $945,944 in the third quarter of 2022, an increase of $63,944 or 7%. The increase is due to the additional technical consulting and technology-related fees in preparation for peak season and the launch of new carriers, products and services.

Net Loss

The Company recorded a net loss in the third quarter of 2023 of $44,783 compared to a net loss of $105,961 for the same period in 2022. The net loss per share for the third quarter of 2023 and 2022 was $0.01 per share.

Comparison of the nine months ended September 30, 2023 and 2022

The following discussion compares the Company's results of operations for the nine months ended September 30, 2023, with those for the nine months ended September 30, 2022. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Nine months ended September 30,
	2023	2022	% Change
Client services	$25,532	$36,800	(31)%
Shipping coordination and label generation services	11,965,888	12,225,555	(2)%
Merchant processing services	53,007	28,280	87%

Total revenues	$12,044,427	$12,290,635	(2)%

Revenues decreased 2% in the first three quarters primarily from the combination of the annual increase and the increases to the fuel surcharges for revenues related to our shipping coordination and label generation services.

Client services revenues which include brewery management software and shipping calculator services decreased $11,268 or 31% to $25,532 in the first three quarters of 2023 compared to $36,800 in 2022.  This decrease is a result of the cancellation of several brewery management clients in addition to the cancelation of the remaining customer on the shipping calculator platform.

Shipping coordination and label generation services revenues decreased $259,667 or 2% to $11,965,888 in the first three quarters of 2023 compared to $12,225,555 in 2022. The decrease is attributable to the seasonal increase offset by the impact of the declining fuel surcharges compared to the same period in 2022.

Merchant processing services has launched its United States shipping portal which resulted in an increase of $24,727 or 87% to $53,007 in the first three quarters of 2023 compared to $28,280 in 2022. The Company continues to increase the product offerings in this segment of the business.

Gross Profit

Gross profit increased $3,990, less than 1% in the first three quarters of 2023 to $2,741,514 compared to $2,737,524 in 2022. Gross margin increased from 22% in 2022 to 23% in 2023. The increase in gross margin and increase in gross profit are a result of ongoing pricing evaluations of our shipping label generation services to remain competitive in the market.

Operating Expenses

Total operating expenses in the first three quarters of 2023 were $3,294,028 compared to $2,666,678 for the same period of 2022, an increase of $627,350 or 24%. The increase is primarily due to the share-based compensation of $556,014 recorded in 2023 compared to $75,745 for the same period of 2022.

Net Income (Loss)

The Company recorded a net loss in the three quarters of 2023 of $282,537 compared to a net loss of $86,415 for the same period in 2022. The net loss per share available to common shareholders for the first three quarters of 2023 and 2022 was ($0.04) and ($0.01) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents (used in) provided by operating activities for the nine months ended September 30, 2023 and 2022 is as follows:

	2023	2022
Net loss	$(282,537)	$(86,415)
Depreciation and amortization	233,185	248,676
Amortization of operating lease right-of-use assets	24,893	26,558
Share-based compensation	556,014	75,745
Provision for bad debt	-	13,500
Accretion of discount on note receivable	(270,833)	-
Changes in assets and liabilities	(295,464)	178,926
Net cash (used in) provided by operating activities	$(34,742)	$456,990

Working Capital and Liquidity

The Company had cash and cash equivalents of $1,735,972 at September 30, 2023, compared to $1,787,248 at December 31, 2022. The Company had net working capital of $2,129,080 at September 30, 2023, an improvement of $493,710 compared to $1,635,370 at December 31, 2022. The increase in net working capital is attributable to the decrease in accounts payable along with the accretion of discount recognized on the note receivable.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of September 30, 2023, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company’s former President, CEO and Chairman. On or around January 2020, the Company had allowed Mr. Pratt’s employment agreement to not renew, but Mr. Pratt alleges in a court in Canada that the Company terminated him and that the Company owes him a severance payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the size of the Board from five to three members, and Mr. Pratt and Mr. Austin Lewis, then CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision which has been dismissed. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021.  The Company has not recorded a reserve as the outcome of these matters cannot be determined.

ITEM 1A.	RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities during the three months ended September 30, 2023.

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

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: November 14, 2023		W. Austin Lewis, IV, CEO, CFO

LIST OF EXHIBITS

10.1	Amendment to 2018 Non-Qualified Stock Option Plan
31.1	CEO and CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)