Form 10-K
period 2023-12-31
PAID INC
filed 2024-04-01
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                                                                             ☐

Indicate by check mark whether the registrant has filed a report on and attestation to tis managements’ assessment of effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                              ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.          ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                                                          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Over-the-Counter Bulletin Board on June 30, 2023 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $4,303,318.

As of April 1, 2024, the registrant had 8,065,396 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index.

PAID, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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

Our Business

ShipTime Inc. ShipTime’s platform provides its members with the ability to quote, process, track and dispatch shipments while getting preferred rates on packages and skidded less than truckload (“LTL”) freight shipments throughout North America and around the world. In addition to these features, ShipTime also provides what it refers to as “Heroic Multilingual Customer Support.” In this capacity, ShipTime acts as an advocate on behalf of its clients in resolving matters concerning orders and shipping.  With an increasing focus and service offering for e-commerce merchants; which include online shopping carts, inventory management, payment services, client prospecting and retention software, ShipTime can help merchants worldwide grow and scale their businesses. ShipTime generates monthly revenue through transactions and “software as a service” (SAAS) offerings. It currently serves in excess of 76,900 members in North America and desires to expand its services worldwide.

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

PAID, Inc. includes the PaidPayment, PaidWeb, PaidCart and PaidShipping products that offers a robust platform enabling small and medium businesses to launch websites via our catalog of templates. Our platform includes a wide array of features such as mobile editing, search engine optimization, collaboration tools, pre-designed templates, and can be integrated with multiple platforms. PaidCart serves as a comprehensive solution for small and medium businesses looking to expand their online sales through multiple channels. It provides a centralized system to manage sales across various platforms, with additional functionalities for currency and language management, promotional sales, and abandoned cart recovery. PaidPayments and PaidShipping seamlessly interface with PaidCart to facilitate the checkout and shipping processes. Operating as a Payment Facilitator since 2019, PaidPayments provides businesses with a secure and efficient way to conduct online transactions including a virtual terminal, invoicing capability, subscriptions processing, checkout pages, and a point-of-sale system with support for USD, CAD, and EUR currencies. PaidShipping delivers a solution to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. We offer savings through partnerships with leading carriers. It includes a multi-courier comparison tool, integrations with eCommerce platforms and branded tracking.

Business Strategy

The Company’s focus in 2023 was to effectively execute the integration of Paid Inc. and ShipTime while ensuring that our vision (“To provide a comprehensive e-commerce platform for small to medium enterprises”) continued to move toward this goal by the adding fundamental tools for our members to compete in today’s on-line marketplace.

While the ShipTime portion of our business is our key revenue driver; our strategy in 2023 was to continue to buildout the foundation of the Paid platform of e-commerce products while driving our core business forward. By continuing to offer small to medium enterprises meaningful solutions and an integrated infrastructure platform we can enhance the value proposition to both our channel partners and our growing customer base allowing us to cost effectively break into new markets.

In order to support the Company’s members via our strategic build-out of e-commerce services, our Heroic Support™ team remains focused on a Support and Customer Success mindset. Our Sales and Account Management Teams will be engaging with our prospects and members to provide guidance and support in utilizing Paid platform tools and services. Paid will provide agencies, associations and partners with the infrastructure to help small to medium businesses grow and be more effective with their digital offerings. We continue to focus on clients in both the United States and Canada. Paid products will continue to grow in 2024 with the launch of our PaidShipping, PaidWeb and PaidCart platforms.

BeerRun continues to be a valuable component of the Company and remains effective for the existing clients. Our strategy for 2024 is to continue to wind down this segment of the business as we are no longer investing in new technologies and development in the Craft Brewing industry.

As ShipTime has been cash flow positive we are able to take advantage of the excess cash with a short-term investment. During 2022, the Company entered into a Securities Purchase Agreement with respect to a secured $1.875 million convertible note made by Embolx, Inc., a California corporation. Pursuant to the Securities Purchase Agreement, the Company loaned USD $1.5 million to Embolx. The Note was purchased at a 20% ($375,000) original issue discount and was subject to a 9-month maturity, after which, if unpaid, would then carry a 20% interest rate.  The Company has the option to convert the note into shares of common stock of Embolx.  As additional consideration, the Company received a 5-year Warrant to purchase additional shares of common stock of Embolx. The shares are subject to certain piggyback registration rights under a Registration Rights Agreement, and the note is secured by all assets of Embolx pursuant to a Security Agreement. Under the Securities Purchase Agreement, the Company has the right to purchase additional shares on the same terms for a total potential investment amount of $2 million. An agreement to extend the Note has been authorized which includes an additional $500,000 investment with a 25% original issue discount subject to a 11-month maturity. Embolx is currently working with potential buyers and the expected timeline to close a sale is within the 11-month note period. Additionally, Management feels that the assets of Embolx are sufficient to satisfy the obligation of the note receivable. Management continues to evaluate the financial status of Embolx and has determined that they will need additional capital to fund future operations

The business strategy described above is intended to expand our markets, increase revenue per member while enhancing our opportunities in the online ecommerce market. There are always a variety of factors that may impact our plans and inhibit our success. See “Risk Factors” included in Item 1A. Therefore, we have no guarantees and can provide no assurances that our plans will be successful.

Marketing and Sales

The Company continues to successfully nurture and grow the relationships with our channel partners and has added new relationships that are global in scope. While much of the growth and success in 2023 was the result of the cooperative efforts of ShipTime sales staff, our channel partners and our marketing strategies. Additions to our sales team have allowed us to continue to pursue opportunities with channel partners.

The Company will continue to market PAID and ShipTime throughout 2024 and beyond. Cross selling efforts will be enhanced and new features are being added to our Paid platform. Based on experience and feedback with existing partnerships that promote our product lines, the Company believes that creating additional partnerships beyond North America is an effective marketing tool to promote and encourage new registrations. Additional resources and marketing initiatives will be utilized to increase onboarding and converting our members to being active long-time users of the Company’s services in order to accelerate our growth.

Revenue Sources

In 2023, our revenues were primarily derived from our label generation services. This portion of our business has maintained consistent growth since our merger in 2016. In addition to the label generation services we continue to focus on launching our new e-commerce platforms. See “Risk Factors” included in Item 1A. We have no guarantees and can provide no assurances that our plans will be successful.

Competition

Technology within the logistics industry is highly competitive and we have focused a variety of differentiators including our Heroic Support™ to elevate our services beyond those of our competition. Our product offerings may also be available from other companies in our industry, and we continue to emphasize value and quality customer support. The ShipTime trademark has been registered in both Canada and the United States.

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

Research and Development

Over the past years, the Company has made progress developing new integrations with e-commerce shopping cart platforms. The Company now employs several developers who are focused on the growth of the PAID brand and ShipTime products and their technologies. Our technology roadmap has been projected from 2024 through the 2025 calendar year and we have enhancements scheduled for all aspects of our businesses. Our strategy includes continuous user enhancements on our existing platforms, new websites, updates to our e-commerce shopping cart solution, enhancements to our merchant payment processing platform, shipping calculator enhancements and many additional features and upgrades to our online shopping and shipping tools.

Employees

As of April 1, 2024, the Company currently has twenty-seven full time equivalent employees and one part-time employee. We have no collective bargaining agreements and consider the relationship with our employees to be excellent.

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

We require substantial working capital to fund our business. If we are unable to obtain additional financing in the amounts desired and on acceptable terms, or at all, or issue stock, we could be required to significantly reduce the scope of our expenditures, which impact our business potential and the market price of our common stock. By raising additional funds by issuing equity securities, our shareholders will be further diluted. Based on our cash position as of December 31, 2023, we believe we have sufficient capital to fund our anticipated operating expenses over the next 12 months.

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

As a strategic response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on our results of operations and financial condition. In 2023, our revenues were derived from our shipping coordination, shipping label generation services, shipping calculator services, merchant payment processing and brewery management software solutions.

The successful operation of our business depends upon the supply of critical technology elements from other third parties, including our internet service provider and technology licensors.

Our operations depend on a number of third parties for internet/telecom access, delivery services, and software services. We have limited control over these third parties and no long-term relationships with many of them. We rely on an internet service provider to connect our websites to the internet. From time to time, we have experienced temporary interruptions in our website’s connection and also our telecommunications access. The Company has recently secured a secondary subscription for our internet services and have migrated our hosted services to a cloud based offsite location in order to mitigate any potential outages. We license technology and related databases from third parties for certain elements of our properties. Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services. Our internally developed software depends on operating system, database and server software that was developed and produced by and licensed from third parties. We have from time-to-time discovered errors and defects in the software from these third parties and, in part, rely on these third parties to correct these errors and defects in a timely manner. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

Our failure to manage growth could place a significant strain on our management, operational and financial resources.

Growth places a significant strain on our management, operational and financial resources, and has placed significant demands on our management, which currently include two executive officers, a director of sales and a vice president of finance. In order to manage growth, we will be required to expand existing operations, particularly with respect to enhanced product offerings, customer service and development, to improve existing and implement new operational, financial systems, procedures and controls. In 2023, the Company added a significant number of consultants to assist with development and will continue to add technical and marketing personnel.

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

We are substantially dependent on the continued services of our key personnel, W. Austin Lewis, IV and David Scott. Mr. Lewis has specialized knowledge and skills with respect to our Company and our operations and relationships with our channel partners. As a result, if Mr. Lewis were to leave our Company, we could face some difficulties in hiring qualified successors. Mr. Scott has unique knowledge regarding the technology of the Company and its integrations to other third-party software. If Mr. Scott were to leave the Company, we could face some setbacks in development or possible outages. We do not maintain any key person life insurance.

Our Company's success will depend on our ability to attract and retain qualified personnel.

We believe that our future success will depend upon our ability to identify, attract, hire, train, motivate and retain other highly skilled managerial, accounting, technical consulting, marketing and customer service personnel. The Company has recently been awarded a “Great Place to Work” certification in Canada. We have added five new employees with minimal turnover in the last year. We cannot offer assurances that we will be successful in attracting, assimilating or retaining the necessary personnel, and the failure to do so could have an adverse effect on our business.

Our success depends upon market awareness of our brand.

Development and awareness of our Company will depend largely on our success in increasing our customer base, specifically in the United States. To attract and retain customers and to promote and maintain our Company in response to competitive pressures, we may find it necessary to increase our sales, marketing and advertising budgets and otherwise to increase substantially our financial commitment to creating and maintaining brand loyalty among consumers. We will need to continue to devote substantial financial and other resources to increase and maintain the awareness of our online brands among website users, advertisers, affiliate relationships, and e-commerce entities that we have advertising relationships with through:

●	web advertising, marketing, and social media;

●	traditional media advertising campaigns;

●	trade shows and exhibitions; and

●	Canadian seller resources.

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

It is possible that new competitors or alliances may emerge and rapidly acquire market share. Increased competition is likely to result in reduced operating margins, loss of market share and a diminished brand recognition, any one of which could materially adversely affect our business, results of operations and financial condition. Many of our current and potential competitors have greater financial, marketing, technical and other resources than the Company. As a result, these competitors may be able to provide services on more favorable terms than we can, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development of their products than the Company.

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

Our Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to, or commerce on, the internet. Today there are relatively few laws specifically directed towards online services, other than to protect user privacy or minors. However, due to the increasing popularity and use of the internet, it is possible that a number of laws and regulations may be adopted with respect to the internet, covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, fraud, taxation, advertising, intellectual property rights and information security. Compliance with additional regulation could hinder our growth or prove to be prohibitively expensive.

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

The market price of the shares of our common stock has been, and is likely to be, highly volatile. During the year ended December 31, 2023 our stock price as quoted on the OTC Pink operated by the OTC Markets Group, Inc., on the OTCPINK has ranged from a high of $1.85 per share to a low of $1.15 per share. The variance in our share price makes it difficult to forecast with any certainty the stock price at which you may be able to buy or sell your shares of our common stock. The market price for our stock could be subject to wide fluctuations in response to factors that are out of our control such as:

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

Our common stock is currently quoted on the OTCPINK, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There are a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the year ended December 31, 2023 the actual daily trading volume ranged from a low of 0 shares of common stock to a high of 10,900 shares of common stock. Selling our shares can be more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares purchased should they desire to do so.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Disclosure of Risk Management, Strategy, and Governance Regarding Cybersecurity Risks

Our Board of Directors engages in regular discussions to address our Company’s principal risks, including those related to cybersecurity, ensuring comprehensive management and oversight. In alignment with this commitment, our cybersecurity leadership, comprising the Chief Operating Officer, Senior Systems Architect, DevOps Engineer, and Senior Technical Project Manager, forms a core committee dedicated to the review and strategic planning of our cybersecurity initiatives. This team's collaborative efforts are instrumental in steering our Company's approach to identifying, evaluating, and mitigating cybersecurity risks.

Cybersecurity Risk Management and Strategy

The designated committee oversees our cybersecurity risk assessment and mitigation strategies through various means, including but not limited to:

●	Conducting internal evaluations and leveraging technological tools to fortify our cybersecurity posture.
●	Implementing rigorous cybersecurity training for all employees to heighten awareness and preparedness against cyber threats.
●	Ensuring the robustness of our cyber defenses with comprehensive antivirus solutions and adherence to cybersecurity best practices.
●

Our reliance on third-party service providers, such as Google Cloud for server hosting and Stripe for payment processing, incorporates a level of inherited security measures. Nonetheless, our commitment extends to continuously assessing and enhancing our cybersecurity frameworks to align with evolving industry standards and best practices.

Governance

Our Board is advised of key cybersecurity matters through high-level briefings, ensuring strategic alignment and informed oversight of our cybersecurity endeavors. The Company’s officers, along with the executive team, play a pivotal role in the dynamic landscape of cybersecurity risk management. This committee is not only responsible for the ongoing assessment and management of cybersecurity risks but also ensures that strategic cybersecurity initiatives are integrated within the broader operational framework of our Company.

Incident Response and Readiness

Although our Company has not experienced cybersecurity incidents, we maintain a proactive stance through the implementation of an Incident Response Plan. This plan encompasses detailed procedures for addressing potential cybersecurity incidents, including scenario-based drills to test our preparedness. The escalation processes within the plan ensure swift communication to the executive leadership and, if necessary, to the Board of Directors, facilitating an agile and informed response to emerging cybersecurity threats.

Engagement with Third Parties

Our engagement with third-party service providers incorporates a thorough consideration of cybersecurity risks. Through our diligent evaluation process, we ensure that our partners adhere to stringent cybersecurity standards, safeguarding our data and systems against potential threats. This collaborative approach towards cybersecurity underscores our commitment to maintaining a secure operational environment for our stakeholders.

Item 2. Properties

The Company’s primary offices are located at 700 Dorval Drive, Oakville, Ontario with a principal executive office at 225 Cedar Hill Street, Marlborough, Massachusetts, pursuant to a lease agreement for the Oakville property which expires in August 2024. The agreement for the Marlborough, Massachusetts office is month to month.

Item 3. Legal Proceedings

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. Our management is not aware of any litigation outstanding, threatened or pending as of the date hereof by or against us or our properties which we believe would be material to our financial condition or results of operations, except with respect to a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former President and CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the board from five to three, and Mr. Pratt and Mr. Austin Lewis, CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision and, in November 2023 this claim was dismissed. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, is presently quoted on the OTC Pink operated by the OTC Markets Group Inc., on the OTCPINK under the symbol "PAYD".

The following table sets forth the high and low bid information for our common stock as reported by OTCPINK for the eight quarters ended December 31, 2023. The quotations from the OTCPINK reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

2022	High	Low
Quarter ended March 31, 2022	$2.87	$1.85
Quarter ended June 30, 2022	$2.42	$1.53
Quarter ended September 30, 2022	$2.20	$1.60
Quarter ended December 31, 2022	$2.24	$1.03
2023	High	Low
Quarter ended March 31, 2023	$1.80	$1.15
Quarter ended June 30, 2023	$1.85	$1.60
Quarter ended September 30, 2023	$1.74	$1.34
Quarter ended December 31, 2023	$1.70	$1.20

As of April 1, 2024, there were approximately 867 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

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

Equity Compensation Plan Information

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	-	$0.00	-
Equity Compensation Plans Not Approved by Security Holders	452,000	$2.84	501,000
Total	452,000	$2.84	501,000

See Note 10, Notes to Consolidated Financial Statements for the years ended December 31, 2023 and 2022 included in Part IV, Item 15, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

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

Overview

ShipTime Inc. has developed a SaaS based application, which focuses on the small to medium business segment. This offering allows members to quote, process, generate labels, insure, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small businesses and through long standing partnerships with selected associations throughout Canada.  Our focus in 2024 will be to continue to grow this portion of our business.

PAID, Inc. (the “Company”) has developed a full line of SaaS-based business services including PaidPayments, PaidCart, PaidShipping and PaidWeb. These solutions are developed to provide businesses with a streamlined experience for website creation, online sales, payment collection and shipping all in one platform.

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

Revenue Recognition

The Company generates revenue principally from the sales related to the coordinating shipping services, sales of shipping calculator subscriptions, brewery management software subscriptions, merchant processing services, and client services.

The Company recognizes revenues in accordance with the FASB ASC Topic 606. Accordingly, the Company recognizes revenues when the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

For label generation service revenues, the Company recognizes revenue when a customer has successfully prepared a shipping label and had a pickup. Customers with pickups after the end of the reporting period are recorded as contract liabilities on the condensed consolidated balance sheets. The service is offered to consumers via an online registration and allows users to create a shipping label using a credit card on their account (all customers must have a valid credit card to process shipments on the ShipTime platform).

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

Merchant processing revenue consists of fees a seller pays to process payment transactions and is recognized upon authorization of a transaction. Revenue is recognized net of estimated funds, which are reversals of transactions initiated by sellers. We act as the merchant of record for our sellers, which puts us in their shoes with respect to card networks and puts the risk for refunds and chargebacks on us. The gross transaction fees collected from sellers is recognized as revenue as we are the primary obligor to the seller and are responsible for processing the payment, have latitude in establishing pricing with respect to the sellers and other terms of service, have sole discretion in selecting the third party to perform the settlement, and assume the credit risk for the transaction processed.

Long-Lived Assets

The Company reviews the carrying value of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in additional impairment of long-lived assets in the future.

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

Note Receivable

The Company has one note receivable outstanding that accrues annual interest and penalties for non-payment.  The note is backed by the assets of the debtor and management continues to evaluate the collectability of the note. The Company has recognized significant gains on the interest and penalties, however, as of the year ended 2023, the note is in default. If the Company determines the note is uncollectible, it could result in a significant loss and subsequent litigation for the Company.

Results of Operations

Comparison of the years ended December 31, 2023 and 2022

The following discussion compares the Company's results of operations for the year ended December 31, 2023 with those for the year ended December 31, 2022. The Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Years ended December 31,
	2023	2022	% Change
Client services	$33,938	$47,345	(28)%
Shipping coordination and label generation services	16,465,724	16,498,431	(0)%
Merchant processing services	65,167	40,153	62%
Total revenues	$16,564,829	$16,585,929	0%

Revenues decreased $21,100 or 0.1% in 2023 from the result of a minor change in the pricing model to be more competitive. This change has had a minimal impact on the pricing but has shifted business to a more profitable carrier.

Client services revenues which include brewery management software and shipping calculator services decreased $13,407 or 28% to $33,938 compared to $47,345 in 2022. The decrease was attributable to the cancellation of several clients using our brewery management software and the limited marketing of this segment of the business.

Shipping coordination and label generation services revenues decreased $32,707 or 0.2% to $16,465,724 in 2023 compared to $16,498,431 in 2022. The decrease is attributable to the change in our pricing structure to remain competitive in addition to the reduced cost of fuel as it significantly impacts the shipping industry.

Merchant processing services has launched its United States shipping portal which resulted in an increase of $25,014 or 62% to $65,167 in 2023 compared to $40,153 in 2022. The Company continues to increase the product offerings in this segment of the business.

Gross Profit

Gross profit increased $96,667 or 3% to $3,785,648 in 2023 compared to $3,688,981 in 2022. Gross margin increased one percentage point to 23% in 2023 from 22% in 2022. The increase in gross margin was due to ongoing efforts to reduce the cost of goods sold in addition to a pricing restructure to more profitable carriers.

Operating Expenses

Total operating expenses in 2023 were $4,373,471 compared to $3,629,988 in 2022, an increase of $743,483 or 20%. The increase is mainly due to the additional share-based compensation for 2023 compared to 2022.

Other Income/Expense, net

Net other income in 2023 was $849,258 compared to $136,662 in 2022, an increase of $712,596 or 521%. The 2023 amount is made up of other income of $849,258 on the Embolx, Inc. note receivable vs other income of $104,167 recorded in 2022.  Note receivable interest income of $203,425 which is included in Other Income has been recognized in 2023.

(Benefit) Provision for Income Taxes

Total income tax (benefit) provision for 2023 was $(91,779) compared to $(456,491) in 2022.  The change of $364,712 is a result of the net effect of the adjustment for 2017 to 2023 transfer price adjustments and the reserve for long term tax liabilities.

Net Income

The Company reported a net income in 2023 of $353,214 compared to $652,146 for the same period in 2022. The basic income per common share in 2023 is $0.04 compared to $0.08 per common share in 2022.

Inflation

The Company believes that inflation has not had a material effect on its results of operations.

Cash Flows

A summarized reconciliation of the Company's cash flows for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Net income	$353,214	$652,146
Provision for bad debts	-	36,845
Depreciation and amortization	309,972	325,940
Accretion of discount on note receivable	(270,833)	(104,167)
Interest and default income accrued on note receivable	(578,425)	-
Amortization of operating lease right-of-use assets	29,831	35,337
Deferred income taxes	(99,914)	(77,128)
Share-based compensation	703,761	172,488
Write-off of other payables	-	(32,495)
Changes in current assets and liabilities	(212,090)	(207,554)
Net cash provided by operating activities	$235,516	$801,412
Net cash used in investing activities	$-	$(1,500,000)
Net cash provided by (used in) financing activities	$3,412	$(87,493)
Effect of exchange rate on cash and cash equivalents	$26,245	$(266,358)
Net change in cash and cash equivalents	$265,173	$(1,052,439)

Working Capital and Liquidity

The Company had cash and cash equivalents of $2,052,421 on December 31, 2023 compared to $1,787,248 on December 31, 2022. The Company had working capital of $2,912,950 on December 31, 2023 compared to $1,635,370 as of December 31, 2022, an improvement of $1,277,580. The improvement in working capital is primarily attributed to the recognition of the interest and penalties due on the note receivable.

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

Item 8. Financial Statements and Supplementary Data

The financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page 35.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer /Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of December 31, 2023, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As described in our accompanying Management's Annual Report on Internal Control over Financial Reporting, we have identified four remaining material weaknesses in internal controls over financial reporting. Because of these remaining material weaknesses, we concluded that, as of December 31, 2023 our internal control over financial reporting was not effective based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We continued to review new procedures and controls in 2023 and have taken steps to remediate the material weaknesses at the entity and activity levels, and to review further our procedures and controls in 2024. In addition, we expect to continue improve our infrastructure, personnel and related processes in order to strengthen and materially affect our internal control over financial reporting.

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

Management, with the participation of our principal executive officer/principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2023 based on criteria established under the COSO integrated framework of internal controls. The COSO framework identifies five components of internal control and provides a basis for evaluating the effectiveness of internal controls. Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2023 due to the following:

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

Steps taken towards Remediation of Ineffective Communication of Information:

●	Daily sales activity is distributed to senior management for review of accuracy.
●	Newly formed Human Resource department monitors the employee concerns and is the primary distributor of Company emails, updates and policy changes to all employees.
●	The Information Technology department documents and distributes to the employees any updates to our software including enhancements and bug fixes.

Ineffective Monitoring of Activities

Monitoring is a process that assesses the quality of internal control performance over time.

Steps taken towards Remediation of Ineffective Monitoring of Activities:

●	Management monitors all revenue, gross margin and top customers via automated distribution daily from our platform, which allows better monitoring of the Company performance.
●

The CFO and VP of Finance Company meet frequently to discuss and evaluate operations, sales activity, technology enhancements and their impact on the financial strength of the Company. They also review all cash activity on a daily basis.

●	Automation has been updated to include a risk assessment and notification of potential fraudulent or unusual activity.

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

The Company has taken significant steps to reduce risks associated with information technology controls and documentation. Our information technology department has worked toward cross training and redundancies to assure that no one single person has the ability to make changes to the core operating systems of our products. We used cloud-based solutions, tokenization to remove the need to capture and site confidential financial data in addition to encryption to protect personal data. The critical employees have continued network access with additional access to two independent internet providers.

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

Steps taken towards Remediation of Revenue Recognition:

●

The Company continues to use automation to support its revenue recognition. Our internal software produces real-time transactional based reporting that is tied to our cash transactions. This automation eliminated the risk of human error for these tasks and created a more concise audit trail in the revenue recognition process.

●	All sales are reconciled across the Company's multiple revenue and accounting systems comparing for any discrepancies.

Steps taken towards Remediation of Financial Closing:

●

The Company closes its books and reconciles all accounts monthly and provides management with a comprehensive set of financial and operating reports and analysis of results. All transactions are audited on a quarterly basis.

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

As a smaller reporting company, our independent registered public accounting firm is not required to issue a report on the Company's internal control over financial reporting as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

As discussed in the Managements' Annual Report on Internal Control over Financial Reporting, the Company continues to make improvements to the entity and activity controls and expects to take further steps in 2024 to remediate the outlined deficiencies. The Company monitors all financial activity and has implemented automated tools to support the reconciliation process specific to financial reporting. The CEO/CFO has worked with the SVP of Finance and management to identify areas of improvement and together they continue to implement cross training and redundancies to assist with internal controls. Departmental budgets have been established and all transactions are reviewed monthly. The forecast is reviewed by the CFO on a regular basis and all members of Management contribute to the review. While we believe these improvements are effective at mitigating the risk of a material error, we have not yet concluded that they are operating effectively. There were several areas of improvement in our segregation of duties, financial closing, and information technology controls that have positively impacted our internal control over financial reporting for the fiscal year ended 2023.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of PAID:

Name	Age	Position
W. Austin Lewis, IV	48	CEO, CFO
David Scott	29	COO
Andrew Pilaro	54	Director
Laurie Bradley	70	Director
David Ogden	61	Director

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

David Ogden is the CEO of Soho Management Consulting, and President of Soho Printing LLC a global investment consulting firm. David held many senior positions with FedEx, including Managing Director of Sales for FedEx Middle East and Africa region based in Dubai, and instrumental in India's launch as a direct served FedEx location. He was Managing Director of FedEx Logistics in the Middle East and Africa and was responsible for the region's first FedEx Logistics subsidiary's start-up. After FedEx, he moved to Egypt, where he created a group of companies representing best-of-class business support services under a group holding company. After Egypt, he moved to Abu Dhabi to work for an alternative investment company developing warehousing and logistics parks in the United Arab Emirates. He has recently been working with ecommerce ventures from around the world.

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

Audit Committee Report

The Audit Committee reviewed and discussed our audited consolidated financial statements for the year ended December 31, 2023 with our management.  The Audit Committee also reviewed and discussed our audited consolidated financial statements and the matters required to be discussed, by the Public Company Accounting Oversight Board (“PCAOB”), including material weaknesses and other internal control deficiencies with KMJ Corbin & Company LLP, our independent registered public accounting firm. The Audit Committee received from KMJ Corbin & Company LLP the written disclosures and letter required by applicable requirements of the PCAOB regarding the independent accountant's communications with the audit committee concerning independence and has discussed with the independent accountant the independent accountant's independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

	Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards ($)	Total
W. Austin Lewis, IV (1)(2)(4)(7)(8) (CFO, CEO)	2023	$321,000	$550,256	$-	$871,256
	2022	$300,000	$109,574	$-	$409,574
David Scott (3)(5)(6)(9)(10) (COO)	2023	$158,509	$81,378	$-	$239,887
	2022	$153,787	$79,787	$-	$233,574

1.	Mr. Lewis’s start date was July 31, 2012.
2.	Mr. Lewis’s salary was approved by the Board of Directors at $321,000.
3.	Mr. Scott was promoted to Chief Operating Officer on May 1, 2020.
4.	Mr. Lewis received 250,000 shares on March 29, 2023 valued at $1.75 per share.
5.	Mr. Scott received 13,889 shares on April 10, 2023 valued at $1.80 per share.
6.	Mr. Scott received 13,021 shares on June 16, 2022 valued at $1.92 per share.
7.

Mr. Lewis’ bonus of $109,574 to be paid out in 2023 in cash and shares for 2022 was approved by the Board of Directors on March 21, 2023. 31,307 shares were valued at $1.75 per share based on the close price of the Company's common stock at March 20, 2023.

8.

Mr. Lewis’ bonus of $112,756 to be paid out in 2024 in cash and shares for 2023 was approved by the Board of Directors on February 22, 2024. 36,373 shares were valued at $1.55 per share based on the close price of the Company’s common stock at February 21, 2024.

9.

Mr. Scott’s bonus for 2022 includes $54,787 to be paid out in 2023 in cash and shares, which was approved by the Board of Directors on March 21, 2023. 7,827 shares were valued at $1.75 per share based on the close price of the Company’s common stock at March 20, 2023.

10.

Mr. Scott’s bonus for 2023 includes $56,378 to be paid out in 2024 in cash and shares, which was approved by the Board of Directors on February 22, 2024. 9,093 shares were valued at $1.55 per share based on the close price of the Company’s common stock at February 21, 2024.

The following tables set forth certain information related to outstanding equity awards as of December 31, 2023 for our executive officers.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David Scott	7,000	-	-	$4.10	03/23/2028
	3,000	-	-	$3.50	10/01/2028
	15,000	-	-	$2.92	02/13/2029
	15,000	-	-	$3.00	08/13/2029
	40,000	-	-	$2.89	11/10/2030

On August 13, 2020, the Board of Directors approved cash compensation to board members equal to $4,000, payable in equal installments quarterly, plus an additional $6,000 for each chairperson payable in equal installments quarterly. There were no options granted to executives in 2022. On March 23, 2023 the Board of Directors approved stock option awards of 15,000 shares for board members and an additional 20,000 shares for committee chairmen.  These awards take into consideration the absence of option issuance in 2021 and 2022. Options were granted at an exercise price of $1.75 per share, and vested immediately. The Company recorded $104,550 of share-based compensation with relation to the options granted to the Board.

The following table provides compensation information for the one-year period ended December 31, 2023 for the only non-employee members of our Board of Directors.

	Director Compensation in 2023
Name	Fees earned or paid in cash	Option Awards ($)	Total
Andrew Pilaro	$10,000	$43,050	$53,050
Laurie Bradley	$10,000	$43,050	$53,050
David Ogden	$4,000	$18,450	$22,450

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of April 1, 2024 of each of our directors and executive officers, and all of our directors and executive officers as a group, and other beneficial owners holding more than five percent of the Company’s issued and outstanding shares

	Amount and Nature of Beneficial Ownership		Percent of Class (2)
W. Austin Lewis, IV	3,313,858		39%
Allan Pratt	2,222,273	(3)	26%
David Scott	121,253	(6)	1%
John Smith	914,973		11%
David Ogden	55,000	(4)	1%
Laurie Bradley	119,217	(5)	1%
Andrew Pilaro	110,337	(1)	1%
All directors beneficial owners	6,856,911		80%

(1)	Includes options to purchase 106,000 shares of the Company’s common stock.
(2)	Percentages are calculated on the basis of the amount of outstanding securities plus for such person or group, any securities that person or group has the right to acquire within 60 days.
(3)	Included in this amount are shares authorized and reserved for future issuance from exchangeable shares.
(4)	Includes options to purchase 55,000 shares of the Company’s common stock.
(5)	Includes options to purchase 92,500 shares of the Company’s common stock.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company did not engage in any transaction in 2023 or 2022, and does not currently propose any transaction, in which the Company was a participant whereas the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

KMJ Corbin & Company LLP (“KMJ”) is our independent registered public accounting firm for the years ended December 31, 2023 and 2022.

The following is a summary of the fees billed to the Company by KMJ for professional services rendered for the years ended December 31, 2023 and 2022. These fees are for work performed in the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

	2023	2022
Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Quarterly Reports (together, the “Financial Statements” ) and for services normally provided in connection with statutory and regulatory filings or engagements	$78,500	$61,715
Tax Fees
Consists of fees billed for tax compliance, tax advice and tax planning	6,600	5,400
Total All Fees	$85,100	$67,115

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

10.8	Exchange and Call Rights Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 23, 2016)
10.9	Support Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 23, 2016)
10.10+	Employment Agreement for Allan Pratt (incorporated by reference to Exhibit 10.6 to Form 8-K filed on December 23, 2016)
10.11+	Employment Agreement for W. Austin Lewis IV dated March 29, 2021 (incorporated by reference to Exhibit 10.11 to Form 10-K filed on March 31, 2021)
10.12+	Non-Compete Agreement for W. Austin Lewis IV dated March 29, 2021 (incorporated by reference to Exhibit 10.12 to Form 10-K filed on March 31, 2021)
10.13+	Addendum to Employment Agreement for W. Austin Lewis IV dated March 21, 2023
10.14+	Employment Agreement for David Scott dated March 29, 2023
10.15	Securities Purchase Agreement dated March 26, 2024, by and between Paid, Inc. and Embolx, Inc.
10.16	Convertible Note dated March 26, 2024 by Embolx, Inc for the benefit of Paid, Inc.
10.17	Security Agreement dated March 26, 2024 by and between Embolx, Inc. and Paid, Inc.
31.2*	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.0*	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
EX-101.INS	Inline XBRL Instance Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*filed herewith
+Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAID, INC.

	By:	/s/ W. Austin Lewis, IV,
April 1, 2024		W. Austin Lewis, IV, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Pilaro	Director	April 1, 2024
Andrew Pilaro

/s/ Laurie Bradley	Director	April 1, 2024
Laurie Bradley

PAID, INC. & SUBSIDIARIES

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PAID, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PAID, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Collectability of Note Receivable

Critical Audit Matter Description

As discussed in Note 5 to the consolidated financial statements, on October 13, 2022, the Company entered in a Securities Purchase Agreement (“SPA”) with respect to a secured $1,875,000 convertible note (“Note”) made by a noteholder (“Noteholder”). The Note was purchased at a 20% ($375,000) original issue discount and is subject to a 9-month maturity, after which, if unpaid will then carry a 20% interest rate. The Company has the option to convert the Note into shares of common stock of the Noteholder. The Note is secured by essentially all assets of the Noteholder. As additional consideration, the Company received a 5-year warrant to purchase shares of common stock of the Noteholder. The shares are subject to certain piggyback registration rights under a Registration Rights Agreement. The warrant is offered at 50% of the original principal amount and will be valued at the price per share of common stock paid in the first liquidity event following October 19, 2022. The warrants expire five years from the original issue date. As of July 19, 2023, the Note was in default and carried an additional 20% penalty and 20% interest resulting in $578,425 of other income which has been recognized in the Company’s consolidated financial statements. The Company entered into an amendment of the Note on March 26, 2024. Management assesses whether the Note will be collectable in order to determine if there is a need for an allowance to be recognized. As the Noteholder is an early-stage entity with limited operating history and no audited financial information, management applies judgment to determine collectability based on its knowledge of the Noteholder.

The principal consideration for our determination that performing procedures relating to the collectability of the Note is a critical audit matter is the extent and subjective nature of management judgment required with respect to assessing the collectability of the Note.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s assertion as to the collectability of the Note included the following, among others:

●	We obtained a copy of the SPA, security agreement, Registration Rights Agreement, Note, and common stock purchase warrant agreement and examined the terms of such agreements in detail.

●

We obtained and tested for reasonableness management’s analysis to support the collectability of the Note balance. This testing included inquiries with management, corroboration of the inquiries with management of the Noteholder, understanding the technology of the Noteholder through reading Noteholder technical presentations and the Noteholder’s website, and assessing the security position of the Company.

●	We obtained confirmation directly from the Noteholder of the outstanding balance as of December 31, 2023.

●	We obtained from management the unaudited internal 2023 financial information of the Noteholder to assess the financial viability of the Noteholder.

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2013.

Irvine, California
April 1, 2024

PAID, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,052,421	$1,787,248
Accounts receivable, net	205,647	169,074
Note receivable, net of discount	2,453,425	1,604,167
Prepaid expenses and other current assets	134,110	151,374
Total current assets	4,845,603	3,711,863

Property and equipment, net	10,678	23,487
Intangible assets, net	2,422,590	2,663,311
Operating lease right-of-use assets	14,161	23,063
Total assets	$7,293,032	$6,421,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,482,498	$1,610,416
Accrued expenses	420,611	430,858
Contract liabilities	15,382	13,020
Operating lease obligations	14,162	22,199
Total current liabilities	1,932,653	2,076,493
Long-term liabilities:
Deferred tax liability, net	622,568	707,952
Uncertain tax position liability	278,704	265,167
Total liabilities	2,833,925	3,049,612
Commitments and contingencies
Shareholders’ equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 8,154,474 shares issued and 8,010,837 shares outstanding at December 31, 2023, 7,840,124 shares issued and 7,696,487 shares outstanding at December 31, 2022	8,154	7,840
Accrued common stock bonus	84,576	82,180
Additional paid-in capital	73,505,439	72,800,976
Accumulated other comprehensive income	342,968	316,360
Accumulated deficit	(69,317,190)	(69,670,404)
Common stock in treasury, at cost, 143,637 shares at December 31, 2023 and 2022, respectively	(164,840)	(164,840)
Total shareholders’ equity	4,459,107	3,372,112

Total liabilities and shareholders’ equity	$7,293,032	$6,421,724

See accompanying notes to consolidated financial statements

PAID, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2023	2022

Revenues, net	$16,564,829	$16,585,929
Cost of revenues	12,779,181	12,896,948
Gross profit	3,785,648	3,688,981
Operating expenses:
Salaries and related	1,984,504	1,912,142
General and administrative	1,388,350	1,233,549
Amortization of intangible assets	296,856	311,809
Share-based compensation	703,761	172,488
Total operating expenses	4,373,471	3,629,988
Income (loss) from operations	(587,823)	58,993

Other income (expense):
Interest income	203,425	-
Other income	645,833	136,662
Total other income	849,258	136,662
Income before income tax (benefit) provision	261,435	195,655
Income tax (benefit) provision	(91,779)	(456,491)
Net income	$353,214	$652,146

Net income per share – basic	$0.04	$0.08
Net income per share – diluted	$0.04	$0.08

Weighted average number of common shares outstanding – basic	7,939,210	7,770,298
Weighted average number of common shares outstanding – diluted	7,945,300	7,781,689

Consolidated statements of comprehensive income:
Net income	$353,214	$652,146
Other comprehensive income (loss):
Foreign currency translation adjustments	26,608	(273,707)
Comprehensive income	$379,822	$378,439

See accompanying notes to consolidated financial statements

PAID, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

					Accumulated
			Accrued		Other
	Common Stock		Common	Additional	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Stock Bonus	Paid-in Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2022	7,807,103	$7,807	$-	$72,691,201	$590,067	$(70,322,550)	(33,840)	$(57,847)	$2,908,678
Foreign currency translation adjustment	-	-	-	-	(273,707)	-	-	-	(273,707)
Share-based compensation expense	-	-	82,180	65,308	-	-	-	-	147,488
Repurchase of common stock for treasury	-	-	-	-	-	-	(109,797)	(106,993)	(106,993)
Option exercise	20,000	20	-	19,480	-	-	-	-	19,500
Issuance of common stock for compensation	13,021	13	-	24,987	-	-	-	-	25,000
Net income	-	-	-	-	-	652,146	-	-	652,146
Balance December 31, 2022	7,840,124	7,840	82,180	72,800,976	316,360	(69,670,404)	(143,637)	(164,840)	3,372,112
Foreign currency translation adjustment	-	-	-	-	26,608	-	-	-	26,608
Issuance of common stock for accrued bonus	46,961	47	(82,180)	82,133	-	-	-	-	-
Issuance of common stock for signing bonus	250,000	250	-	273,188	-	-	-	-	273,438
Issuance of common stock for bonus	13,889	14	-	24,986	-	-	-	-	25,000
Share-based compensation expense	-	-	84,576	320,747	-	-	-	-	405,323
Option exercise	3,500	3	-	3,409	-	-	-	-	3,412
Net income	-	-	-	-	-	353,214	-	-	353,214
Balance December 31, 2023	8,154,474	$8,154	$84,576	$73,505,439	$342,968	$(69,317,190)	(143,637)	$(164,840)	$4,459,107

See accompanying notes to consolidated financial statements

PAID, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2023	2022
Cash flows from operating activities:
Net income	$353,214	$652,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	309,972	325,940
Amortization of operating lease right-of-use assets	29,831	35,337
Provision for bad debts, net	-	36,845
Accretion of discount on note receivable	(270,833)	(104,167)
Gain on write off of other payables	-	(32,495)
Share-based compensation	703,761	172,488
Deferred income taxes	(99,914)	(77,128)
Interest and default income accrued on note receivable	(578,425)	-
Changes in assets and liabilities:
Accounts receivable	(32,319)	(331)
Prepaid expenses and other current assets	19,495	5,916
Accounts payable	(160,488)	122,833
Uncertain tax position liability	7,288	(380,719)
Accrued expenses	(19,128)	78,517
Contract liabilities	2,025	2,731
Operating lease obligations	(28,963)	(36,501)
Net cash provided by operating activities	235,516	801,412
Cash flows from investing activities:
Issuance of note receivable	-	(1,500,000)
Net cash used in investing activities	-	(1,500,000)
Cash flows from financing activities:
Proceeds from option exercise	3,412	19,500
Repurchase of common stock	-	(106,993)
Net cash provided by (used in) financing activities	3,412	(87,493)
Effect of exchange rate changes on cash and cash equivalents	26,245	(266,358)

Net change in cash and cash equivalents	265,173	(1,052,439)

Cash and cash equivalents, beginning of year	1,787,248	2,839,687

Cash and cash equivalents, end of year	$2,052,421	$1,787,248

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$856	$1,356
Interest	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of common shares in settlement of accrued common stock bonus	$82,180	$-
Adjustment to operating lease right-of-use assets and operating lease obligations due to lease amendment	$20,620	$-

See accompanying notes to consolidated financial statements

PAID, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Paid offers a robust platform enabling small and medium businesses to launch websites via our catalog of templates. Our platform includes a wide array of features such as mobile editing, search engine optimization, collaboration tools, pre-designed templates, and can be integrated with multiple platforms. PaidCart serves as a comprehensive solution for small and medium businesses looking to expand their online sales through multiple channels. It provides a centralized system to manage sales across various platforms, with additional functionalities for currency and language management, promotional sales, and abandoned cart recovery. PaidPayments and PaidShipping seamlessly interface with PaidCart to facilitate the checkout and shipping processes. Operating as a Payment Facilitator since 2019, PaidPayments provides businesses with a secure and efficient way to conduct online transactions including a virtual terminal, invoicing capability, subscriptions processing, checkout pages, and a point-of-sale system with support for USD, CAD, and EUR currencies. PaidShipping delivers a solution to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. We offer savings through partnerships with leading carriers. It includes a multi-courier comparison tool, integrations with eCommerce platforms and branded tracking.

NOTE 2. LIQUIDITY AND MANAGEMENT’S PLANS

As of December 31, 2023, the Company reported cash and cash equivalents of $2,052,421 and had working capital of $2,912,950. The Company has reported operating loss of ($587,823) and generated cash flows from operations of $235,516 for the year ended December 31, 2023 and has an accumulated deficit of $69,317,190 at December 31, 2023.

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

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company’s working capital requirements through the end of March 2025 and will have a positive impact on the Company for the foreseeable future.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and ShipTime. All intercompany accounts and transactions have been eliminated.

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

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the years ended December 31, 2023 and 2022.

At December 31, 2023 and 2022, the Company maintained 100% of its net property and equipment in Canada.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 2023 and 2022, the components of comprehensive income (loss) consist solely of foreign currency translation gains (losses).

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

At December 31, 2023 and 2022, the Company’s financial instruments include cash and cash equivalents, accounts receivable, note receivable, accounts payable, and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, note receivable, accounts payable, and accrued expenses approximates fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with initial maturities of three months or less to be cash equivalents.

Concentration of Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to USD $250,000 and the Canadian Depositors Insurance Corporation (“CDIC”) up to CAD $100,000. At December 31, 2023, the Company had amounts that exceeded the CDIC insurance limits but none that were in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. During the years ended December 31, 2023 and 2022, the Company recorded a bad debt expense of $0 and $36,845, respectively.

For the years ended December 31, 2023 and 2022, no revenues from any one individual customer accounted for more than 10% of the total revenues. As of December 31, 2023, there was one customer that accounted for more than 10% of the accounts receivable balance and for the year ended December 31, 2022 there were no customers that accounted for more than 10% of the accounts receivable balance.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to eight years. Any leasehold improvements are depreciated at the lesser of the useful life of the asset or the lease term. Equipment purchased under finance leases is amortized on a straight-line basis over the estimated useful life of the asset or the term of the lease, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred.

Right-of-Use Assets

A right-of-use asset represents a lessee’s right to use a leased asset for the term of the lease. Our right-of-use assets consist of an operating lease for office space.

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

Intangible Assets

Intangible assets consist of patents, client lists, trade names, customer relationships, brewery and distillery management software and shipping label generation technology which are being amortized on a straight-line basis over their estimated useful lives. Currently the intangible assets are being amortized over 15 years.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the years ended December 31, 2023 and 2022. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Advertising

Advertising costs are charged to expense as incurred. For the years ended December 31, 2023 and 2022, advertising expenses totaled $263,565 and $247,549, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.

Share-Based Compensation

The Company grants options to purchase the Company’s common stock to employees, directors and consultants under stock option plans. The benefits provided under these plans are share-based payments that the Company accounts for using the fair value method. The Company recorded $84,576 for share-based bonus payments related to 2023 which were approved by the Board of Directors on February 22, 2024 during the year ended December 31, 2023. The Company recorded $82,180 for share-based bonus payments accrued in 2022 during the year ended December 31, 2022. The shares of common stock were issued to the CEO/CFO, one additional officer and one employee.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying consolidated statements of income and comprehensive income for the years ended December 31, 2023 and 2022 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of December 31, 2023 and 2022, no excess tax benefits for tax deductions related to share-based awards were recognized from any stock options exercised in the years ended December 31, 2023 and 2022 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

Income (Loss) Per Common Share

Basic income (loss) per share represent income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. For the year ended December 31, 2023 and 2022, there were approximately 6,100 and 11,400, respectively, dilutive shares that were included in the diluted income per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for the years ended December 31:

	2023	2022
Numerator:
Net income	$353,214	$652,146

Denominator:
Basic weighted-average shares outstanding	7,939,210	7,770,298
Effect of dilutive securities	6,090	11,391
Diluted weighted-average shares outstanding	7,945,300	7,781,689
Net income per share – basic	$0.04	$0.08
Net income per share – diluted	$0.04	$0.08

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At December 31, 2023, the Company operated in the following four reportable segments:

a)	Client services;
b)	Merchant processing services;
c)	Shipping coordination and label generation services; and
d)	Corporate operations.

The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision maker is the Chief Executive Officer/Chief Financial Officer.

The following table compares total revenues for the years indicated.

	Years Ended
	December 31, 2023	December 31, 2022
Client services	$33,938	$47,345
Merchant processing services	65,167	40,153
Shipping coordination and label generation services	16,465,724	16,498,431
Total revenues, net	$16,564,829	$16,585,929

The following table compares total income (loss) from operations for the years indicated.

	Years Ended
	December 31, 2023	December 31, 2022
Client services	$13,303	$(37,993)
Merchant processing services	19,079	(4,434)
Shipping coordination and label generation services	(388,040)	273,363
Corporate operations	(232,165)	(171,943)
Total income (loss) from operations	$(587,823)	$58,993

During 2023 and 2022, the Company recorded depreciation and amortization expense of $309,972 and $325,940, respectively, which was solely related to the shipping coordination and label generations service segment of the Company.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the segment reporting for the years ended 2023 and 2022, to consolidate revenue reporting for smaller segments of the Company.

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”), supplemented by subsequent accounting standards updates. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13, as amended, is effective for fiscal years beginning after December 15, 2022. We adopted ASU 2016-13 on January 1, 2023. As of December 31, 2023, the Company has $205,647 of accounts receivable and notes receivable of $2,453,425. Based on the nature of our accounts receivable and the process of granting credit and collecting debt, we have determined that there are no expected credit losses for our accounts receivable. The Company has one note receivable and is a senior secure lender with an absolute obligation. Consideration has been taken into the contractual obligation, the valuation of the assets and the senior position of the repayment. We have determined that there are no expected credit losses for our note receivable. The adoption of this standard did not have a material impact on our consolidated financial statements or disclosures. Specifically, our estimate of expected credit losses as of December 31, 2023, using our expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

Accounting Standard Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). In December 2023, the FASB issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the disclosure requirements related to the new standard.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which provides guidance to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about reportable segment’s expenses.  The new guidance must be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and retrospective application is required for all periods presented. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

NOTE 4. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

For arrangements under which the Company provides a subscription for brewery management software, the Company satisfies its performance obligations over the life of the subscription, typically twelve months or less.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $205,647 and $169,074 at December 31, 2023 and 2022, respectively. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $15,382 and $13,020 at December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company recognized revenues of $13,020 and $11,154, respectively, related to contract liabilities outstanding at the beginning of each year.

NOTE 5. NOTE RECEIVABLE

On October 13, 2022, the Company entered in a Securities Purchase Agreement (“SPA”) with respect to a secured $1,875,000 convertible note (“Convertible Note”) made by Embolx, Inc. (“Noteholder”), a California corporation. The Convertible Note was purchased at a 20% ($375,000) original issue discount and is subject to a 9 -month maturity, after which, if unpaid will then carry a 20% interest rate. The Company has recognized $270,833 in other income related to accretion of the discount on the Convertible Note for the year ended December 31, 2023 in addition to a $375,000, 20% non-payment penalty and interest due on the note of $203,425. The Company has the option to convert the Convertible Note into shares of common stock of the Noteholder. The Convertible Note is secured by substantially all assets of the Noteholder. Under the SPA, the Company has a right to purchase additional notes and receive warrants on the same terms for a total potential investment amount of $2,000,000 with an additional over-allotment option of $500,000 as defined in the SPA. As additional consideration, the Company received a 5-year warrant to purchase shares of common stock of the Noteholder. The shares are subject to certain piggyback registration rights under a Registration Rights Agreement. The warrant is offered at 50% of the original principal amount and will be valued at the price per share of common stock paid in the first liquidity event following October 19, 2022. The warrants expire five years from the original issue date. As of July 19, 2023 the note was in default and carried an additional 20% penalty and 20% interest resulting in $578,425 of other income which has been recognized in the Company’s consolidated financial statements. The Company amended and replaced the note and terminated the warrants as of March 26, 2024. The terms on the amended note receivable include a 25% original issue discount and is subject to a 9 month maturity with a new 60 day extension option. The Company does not believe there is any impairment to the note receivable due to its secured position on the assets of Embolx and its expectation that the amounts will be recoverable if and when Embolx consummates a financial or merger transaction which is expected to happen in 2024.

NOTE 6. PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	2023	2022
Computer equipment and software	$140,091	$139,769
Office furniture and equipment	67,976	66,644
Website development costs	398,907	396,977
	606,974	603,410
Accumulated depreciation	(596,296)	(579,923)
	$10,678	$23,487

Depreciation expense of property and equipment for the years ended December 31, 2023 and 2022 amounted to $13,116 and $14,900, respectively.

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

In addition, the Company has various intangible assets from past business combinations.

At December 31, 2023, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$807,420	$599,404	$4,746,242	$6,169,066
Accumulated amortization	(16,000)	(807,420)	(599,404)	(2,323,652)	(3,746,476)
	$-	$-	$-	$2,422,590	$2,422,590

At December 31, 2022, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$789,212	$587,776	$4,644,033	$6,037,021
Accumulated amortization	(16,000)	(789,212)	(587,776)	(1,980,722)	(3,373,710)
	$-	$-	$-	$2,663,311	$2,663,311

Amortization expense of intangible assets for the years ended December 31, 2023 and 2022 was $296,856 and $311,809, respectively.

Amortization of intangible assets for the next five years ending December 31 are as follows:

Year Ended December 31,
2024	$302,166
2025	302,166
2026	302,166
2027	302,166
2028	302,166
Total 5-year amortization	$1,510,830

NOTE 8. ACCRUED EXPENSES

At December 31, accrued expenses consist of the following:

	2023	2022
Payroll and related costs	$238,161	$195,803
Professional and consulting fees	-	3,685
Royalties	40,075	40,075
Accrued cost of revenues	119,737	168,657
Sales tax	22,228	22,228
Other	410	410
Total	$420,611	$430,858

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company’s former President, CEO and Chairman. On or around January 2020, the Company had allowed Mr. Pratt’s employment agreement to not renew, but Mr. Pratt alleges in a court in Canada that the Company terminated him and that the Company owes him a severance payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the size of the Board from five to three members, and Mr. Pratt and Mr. Austin Lewis, then CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision and this claim was dismissed on November 9, 2023. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021. The Company has not recorded a reserve as the outcome of these matters cannot be determined.

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

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of December 31, 2023 and 2022, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The Company made available to its ShipTime Canada exchangeable preferred shareholders the one-time option to convert existing book entry preferred shares and exchangeable rights to preferred shares into PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholder the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. In total, the Company has reserved for future issuance of 2,106,808 shares of PAID common stock with respect to the remaining 5,918 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of December 31, 2023 for financial reporting purposes.

During the second quarter of 2022, the Company issued 13,021 shares valued at $1.92 per share for a total share-based compensation expense of $25,000 to one employee as bonus compensation which is included in share-based compensation in the consolidated statements of income and comprehensive income for the year ended December 31, 2022. The shares were issued pursuant to the exemption for registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of the SEC’s Regulation D thereunder.

On March 21, 2023, the Company’s Board of Directors authorized the issuance of 46,961 bonus shares of PAID common stock to the CEO/CFO, one additional officer and one employee for services rendered during 2022. This bonus was valued at $82,180 based on the closing price of the Company’s common stock at March 20, 2023 and was issued in March 2023. This bonus was recorded in accrued common stock bonus in shareholders’ equity as of December 31, 2022. The Board of Directors also authorized the issuance of an additional 250,000 shares to the CEO/CFO as a renewal bonus valued at $437,500. $218,750 of share-based compensation expense was recognized immediately as 125,000 of the bonus shares are immediately vested. The remaining $218,750 of share-based compensation expense was recognized ratably during 2023 as 125,000 of the bonus shares are subject to repurchase if the CEO/CFO were to terminate employment during the period ended January 1, 2024. The Company recorded $437,500 of share-based compensation expense for the year ended December 31, 2023 in connection with these additional shares. On February 22, 2024 the Board authorized the issuance of 54,559 bonus shares of PAID common stock to the CEO/CFO, one additional officer and one employee for services rendered during 2023. This bonus was valued at $84,576 based on the closing price of the Company’s common stock at February 21, 2024 and was issued in February 2024. This bonus was recorded in accrued common stock bonus in shareholders’ equity as of December 31, 2023.

On March 21, 2023, the Company’s Board of Directors approved the terms of the employment agreement for David Scott, the Company’s COO. Per the terms of the agreement, the Company issued 13,889 shares of PAID common stock to the COO. This compensation was valued at $25,000 based on the closing price of the Company’s common stock at March 31, 2023 and the shares were issued on April 10, 2023. The Company recorded $25,000 of share-based compensation expense in connection with the additional compensation.

Share-Based Incentive Plans

During the years ended December 31, 2023 and 2022, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

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

Active Plans:

2018 Plan

On March 23, 2018, the Company adopted the 2018 Non-Qualified Stock Option Plan (the “2018 Plan”). The purpose of the 2018 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10-year contractual term and have a vesting period that ranges from one hundred percent on the date of grant to fully vest over a two-year period. There are currently 501,000 shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2023 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2023	314,000	$3.17
Granted	85,000	1.75
Cancelled/Expired	-	-
Exercised	-	-
Options outstanding at December 31, 2023	399,000	$2.87

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the “2012 Plan”). The purpose of the 2012 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10-year contractual term and vest one hundred percent on the date of grant. There are no shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2023 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2023	14,000	$0.98
Granted	-	-
Cancelled	-	-
Exercised	(2,000)	0.98
Options outstanding at December 31, 2023	12,000	$0.98

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the “2011 Plan”). Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.98 to $3.30 per share, to acquire the number of shares of the Company’s common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10-year contractual term and have vesting periods that range from one hundred percent on the date of grant to one-third immediately, one-third vesting in 18 months and the final one-third vesting in 36 months from the date of the grant. There are no shares reserved for issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2023 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2023	43,000	$3.00
Granted	-	-
Cancelled	(500)	0.98
Exercised	(1,500)	0.98
Options outstanding at December 31, 2023	41,000	$3.10

Fair value of issuances

The Company granted 85,000 options to purchase Company stock during the year ended December 31, 2023. The fair value of the Company’s 2023 option grants under the 2018, 2012, and 2011 Plans was estimated at the date of grant using the Black-Scholes-Merton model with the following weighted average assumptions (see below).

2023
Expected term (based upon historical experience) (in years)	5.0
Expected volatility	87%
Expected dividends	None
Risk free interest rate	3.73%

For the years ended December 31, 2023 and 2022, the Company recorded total share-based compensation expense related to the common stock bonuses, other stock issuances, and stock options of $703,761 and $172,488, respectively, which is recorded in share-based compensation expense in the accompanying consolidated statements of income and comprehensive income.

The Company has unrecognized share-based compensation expense of $5,826 for options outstanding as of December 31, 2023 which will be recognized over the weighted average period of approximately 0.6 years.

Information pertaining to options outstanding and exercisable at December 31, 2023 is as follows:

Options Outstanding			Options Exercisable
Exercise Prices	Number of shares	Weighted Average Remaining contractual Life (In Years)	Number of shares	Weighted Average Remaining contractual Life (In Years)
$0.98	15,500	1.53	15,500	1.53
$1.75	85,000	9.23	85,000	9.23
$1.91	10,000	7.25	6,667	7.25
$2.21	7,000	7.45	4,666	7.45
$2.68	5,300	7.87	3,533	7.87
$2.89	105,000	6.87	105,000	6.87
$2.92	52,500	5.13	52,500	5.13
$3.00	52,500	5.62	52,500	5.62
$3.30	37,500	3.75	37,500	3.75
$3.50	3,000	4.76	3,000	4.76
$4.10	78,700	4.23	78,700	4.23
	452,000	6.08	444,566	6.06

Summary of all stock option plans activity during the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	371,000	$3.07
Granted	85,000	1.75
Cancelled/Expired	(500)	0.98
Exercised	(3,500)	0.98
Options outstanding and expected to vest at December 31, 2023	452,000	$2.84	6.08	$7,363
Options exercisable at December 31, 2023	444,566	$2.85	6.06	$7,363

The aggregate intrinsic value of options is calculated as the difference between the exercise price of options and the fair value of the Company’s common stock at December 31, 2023. The aggregate intrinsic value of the options exercised during the years ended December 31, 2023 and 2022 was $2,228 and $25,300, respectively.

NOTE 11. INCOME TAXES

The Company’s income (loss) before income tax (benefit) provision includes the following components for the years ended December 31:

	2023	2022
U.S.	$649,079	$(77,704)
Foreign	(387,644)	273,359
	$261,435	$195,655

The Company is subject to taxation in the U.S., Canada, and Massachusetts. The (benefit) provision for income taxes for the years ended December 31 are summarized below:

	2023	2022
Current:
Federal	$-	$-
State	856	1,356
Foreign	13,536	(364,879)
Total current	14,392	(363,523)

Deferred:
Federal	-	-
State	-	-
Foreign	(106,173)	(92,968)
Total deferred	(106,173)	(92,968)
Income tax (benefit) provision	$(91,779)	$(456,491)

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s income (loss) before income tax (benefit) provision to the income tax (benefit) provision is as follows for the years ended December 31:

	2022	2021
U.S. federal statutory tax rate	21.00%	21.00%
State tax benefit, net	18.87%	5.62%
Stock compensation	6.49%	18.56%
Foreign rate differential	(8.10)%	-%
Attributes expiration	1.33%	17.06%
Returns to Provision	(1.13)%	(257.75)%
Other	13.76%	30.65%
NOL Adjustment	(60.74)%	295.28%
Unrecognized tax benefit	(9.65)%	361.72%
GILTI	69.12%	156.50%
Interest and penalties	-%	-%
Valuation allowance	(86.23)%	(882.41)%
Effective income tax rate	(35.28)%	(233.77)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax liabilities are as follows as of December 31:

	2023	2022
Deferred taxes:
NOLs	$7,267,720	$7,495,858
Inventory and other reserves	31,340	31,340
Stock based compensation expense	223,680	196,700
Lease liability	3,753	5,883
Accruals	14,213	14,695
Other	96	96
Total deferred tax assets	7,540,802	7,744,572
Depreciation and amortization	(606,765)	(668,359)
Right-of-use assets	(3,753)	(6,112)
Valuation allowance	(7,552,852)	(7,778,053)
Net deferred tax liabilities	$(622,568)	$(707,952)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The reduction in the valuation allowance is approximately $225,000 and $1,727,000 in 2023 and 2022, respectively.

As of December 31, 2022, the Company had net operating loss carryforwards for federal income tax purposes of approximately $31,990,000. Of the total amount approximately $902,000 were generated after January 1, 2018, and therefore will not expire but can only be used to offset 80 percent of future taxable income. The remaining amount of approximately $31,088,000 expires beginning in the year 2024. As of December 31, 2023, the Company had net operating loss carryforwards for state income tax purposes of approximately $8,370,000 which expire beginning in the year 2031. As of December 31, 2023, the Company also had Canada net operating loss carryforwards of $1,796,000 which expire beginning in the year 2039.

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

A valuation allowance of 100% has been established in respect of the deferred income tax assets due to the uncertainty of the Company’s utilization of such deferred tax assets for the U.S. federal and state on each of the Company’s consolidated balance sheets at December 31, 2023 and 2022.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2023 and 2022:

	2023	2022
Gross unrecognized tax benefits at the beginning of the year	$691,675	$-
Increases related to current year positions	-	-
Increases (decreases) related to prior year positions	15,957	691,675
Expiration of unrecognized tax benefits	-	-
Gross unrecognized tax benefits at the end of the year	$707,632	$691,675

The amount of unrecognized tax benefits that would impact the Company’s effective tax rate, if recognized, is $733,798 (including estimated penalties and interest).

The income tax provision at December 31, 2023 reflects a full accounting of tax filings under ASC subtopic 740-10. The Company is subject to U.S. federal and Massachusetts state tax. With limited exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by the tax authorities for years before 2020. Generally, the tax years remain open for examination by the federal and Massachusetts authorities under a three-year statute of limitation. In addition, the Company's tax years starting 2004 and 2011 are subject to limited examination by the United States and Massachusetts authorities, respectively, due to the carryforward of unutilized net operating losses. ShipTime is subject to taxation in Canada and Ontario. The foreign subsidy is generally subject to examination for 4 years following the year in which the tax obligation originated. ShipTime is not currently under examination by the local tax authority. The Company recognizes interest and penalties related with income taxes, as estimated or incurred, as part of the income tax provision.

As of December 31, 2023 and 2022 the Company accrued $26,165 and $16,064 of interest and penalties related to foreign income taxes. The Company does not believe its unrecognized tax benefits will change significantly during the next twelve months.

NOTE 12. LEASES

We have an operating lease for our corporate office in Canada. Our lease has a remaining lease term of eight months. Future renewal options are not likely to be executed as of the balance sheet date and are excluded from right-of-use assets and related lease liabilities.

We report operating lease assets, as well as operating lease current and noncurrent obligations on our consolidated balance sheets for the right to use the office space in our business.

The components of lease expense for the years ended December 31, were as follows:

	2023	2022
Operating lease cost	$29,290	$39,324

Supplemental cash flow information related to leases for the years ended December 31, was as follows:

	2023	2022
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$30,896	$38,355

Supplemental balance sheet information related to leases was as follows:

	December 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$14,161	$23,063
Current portion of operating lease obligations	$14,162	$22,199
Operating lease obligations, net of current portion	-	-
Total operating lease liabilities	$14,162	$22,199

Year Ended December 31, 2023
Weighted Average Remaining Lease Term
Operating lease (in years)	0.7

Weighted Average Discount Rate
Operating lease	9.0%

A summary of future minimum payments under non-cancellable operating lease commitment as of December 31, 2023 is as follows:

Years ending December 31,	Total
2024	$14,644
Total lease liabilities	14,644
Less amount representing interest	(482)
Total	14,162
Less current portion	(14,162)
$-

NOTE 13. SUBSEQUENT EVENTS

On February 22, 2024, the Board of Directors approved the allocation of the 2023 bonus accrual to be paid out in cash and shares of which $84,567 has been recorded as share-based compensation expense for the year ended December 31, 2023. Option compensation for the board was also approved by the Board in the amounts of 10,000 common stock options per committee head from 5,000 common stock options per committee head. A total of 54,559 shares of common stock were issued to officers and one employee in February 2024. The Board of Directors has approved the granting of common stock options to five employees totaling 20,360 valued at $31,558 with a three-year vesting period.

On March 26, 2024 the Company amended its Note with Embolx to include an additional $500,000 investment and a 25% Original Issue Discount on the note balance which includes accrued interest and penalties through March 25, 2024.

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustment to or additional disclosure in the consolidated financial statements, except as disclosed herein.