Form 10-Q
period 2024-03-31
PAID INC
filed 2024-05-15
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐     No ☒

As of May 15, 2024, the issuer had outstanding 8,061,400 shares of its Common Stock.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31,
	(Unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,272,409	$2,052,421
Accounts receivable, net	290,948	205,647
Note receivable, net of discount	3,346,414	2,453,425
Prepaid expenses and other current assets	117,180	134,110
Total current assets	5,026,951	4,845,603

Property and equipment, net	13,551	10,678
Intangible assets, net	2,298,865	2,422,590
Operating lease right-of-use assets, net	8,766	14,161
Total assets	$7,348,133	$7,293,032

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,301,945	$1,482,498
Accrued expenses	392,998	420,611
Contract liabilities	13,420	15,382
Operating lease obligations	8,767	14,162
Total current liabilities	1,717,130	1,932,653
Long-term liabilities:
Deferred tax liability, net	604,067	622,568
Uncertain tax position liability	278,704	278,704
Total liabilities	2,599,901	2,833,925
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 8,209,033 shares issued and 8,061,400 shares outstanding at March 31, 2024 and 8,154,474 shares issued and 8,010,837 shares outstanding at December 31, 2023	8,209	8,154
Accrued common stock bonus	-	84,576
Additional paid-in capital	73,628,944	73,505,439
Accumulated other comprehensive income	297,543	342,968
Accumulated deficit	(69,017,628)	(69,317,190)
Common stock in treasury, at cost, 147,633 shares at March 31, 2024 and 143,637 shares at December 31, 2023	(168,836)	(164,840)
Total shareholders' equity	4,748,232	4,459,107

Total liabilities and shareholders' equity	$7,348,133	$7,293,032

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues, net	$4,160,750	$3,806,275
Cost of revenues	3,142,392	2,953,681
Gross profit	1,018,358	852,594

Operating expenses:
Salaries and related	571,455	495,501
General and administrative	371,461	310,017
Share-based compensation	38,984	392,538
Amortization of other intangible assets	74,285	74,066
Total operating expenses	1,056,185	1,272,122
Loss from operations	(37,827)	(419,528)
Other income (expense):
Interest income	141,780	-
Other income	201,209	125,000
Total other income	342,989	125,000
Income (loss) before income tax provision	305,162	(294,528)
Income tax provision	5,600	400
Net income (loss)	$299,562	$(294,928)

Net income (loss) per share – basic	$0.04	$(0.04)
Weighted average number of common shares outstanding – basic	8,032,421	7,722,536
Net income (loss) per share – diluted	$0.04	$(0.04)
Weighted average number of common shares outstanding – diluted	8,038,117	7,722,536
Condensed consolidated statements of comprehensive income (loss):
Net income (loss)	$299,562	$(294,928)
Other comprehensive loss:
Foreign currency translation adjustments	(45,425)	(2,296)
Comprehensive income (loss)	$254,137	$(297,224)

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2024	2023
Cash flows from operating activities:
Net income (loss)	$299,562	$(294,928)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	77,809	77,526
Amortization of operating lease right-of-use assets	5,125	8,988
Accretion of discount on note receivable	(201,209)	(125,000)
Share-based compensation	38,984	392,538
Interest income accrued on note receivable	(141,780)	-
Changes in assets and liabilities:
Accounts receivable	(89,714)	(27,971)
Prepaid expenses and other current assets	14,959	58,784
Accounts payable	(202,351)	(10,001)
Accrued expenses	(20,056)	(84,488)
Contract liabilities	(1,653)	(1,251)
Operating lease obligations	(5,125)	(9,268)
Net cash used in operating activities	(225,449)	(15,071)

Cash flows from investing activities
Purchase of property and equipment	(6,629)	-
Issuance of note receivable	(500,000)	-
Net cash used in investing activities	(506,629)	-

Cash flows from financing activities
Repurchase of common stock	(3,996)	-
Net cash used in financing activities	(3,996)	-

Effect of exchange rate changes on cash and cash equivalents	(43,938)	(2,369)

Net change in cash and cash equivalents	(780,012)	(17,440)

Cash and cash equivalents, beginning of period	2,052,421	1,787,248
Cash and cash equivalents, end of period	$1,272,409	$1,769,808

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$5,600	$400
Interest	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Increase in note receivable for reimbursable expenses	50,000	-
Issuance of common shares in settlement of accrued common stock bonus	$84,576	$82,180

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Common Stock		Accrued Common Stock	Additional	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Bonus	Paid-in Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2023	7,840,124	$7,840	$82,180	$72,800,976	$316,360	$(69,670,404)	(143,637)	$(164,840)	$3,372,112
Foreign currency translation adjustment	-	-	-	-	(2,296)	-	-	-	(2,296)
Issuance of common stock in settlement of accrued common stock bonus	46,961	47	(82,180)	82,133	-	-	-	-	-
Issuance of common stock for signing bonus	250,000	250	-	273,188	-	-	-	-	273,438
Share-based compensation expense	-	-	-	119,100	-	-	-	-	119,100
Net loss	-	-	-	-	-	(294,928)	-	-	(294,928)
Balance, March 31, 2023	8,137,085	$8,137	$-	$73,275,397	$314,064	$(69,965,332)	(143,637)	$(164,840)	$3,467,426

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Common Stock		Accrued Common Stock	Additional	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Bonus	Paid-in Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2024	8,154,474	$8,154	$84,576	$73,505,439	$342,968	$(69,317,190)	(143,637)	$(164,840)	$4,459,107
Foreign currency translation adjustment	-	-	-	-	(45,425)	-	-	-	(45,425)
Issuance of common stock in settlement of accrued common stock bonus	54,559	55	(84,576)	84,521	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	(3,996)	(3,996)	(3,996)
Share-based compensation expense	-	-	-	38,984	-	-	-	-	38,984
Net income	-	-	-	-	-	299,562	-	-	299,562
Balance, March 31, 2024	8,209,033	$8,209	$-	$73,628,944	$297,543	$(69,017,628)	(147,633)	$(168,836)	$4,748,232

See accompanying notes to condensed consolidated financial statements

PAID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2024

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

General Presentation and Basis of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023 that was filed on April 1, 2024.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited consolidated financial statements, and these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2024.

Liquidity and Management’s Plans

At March 31, 2024, the Company reported cash and cash equivalents of $1,272,409 and net working capital of $3,309,821 and reported cash flows used in operations of $225,449 for the three months ended March 31, 2024. The Company has reported a net income of $299,562 for the three months ended March 31, 2024 and has an accumulated deficit of $69,017,628 at March 31, 2024.

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

Although there can be no assurances, the Company believes that the above management plans will be sufficient to meet the Company’s working capital requirements through the end of May 2025 and will have a positive impact on the Company for the foreseeable future.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, PAID Run, LLC and ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at March 31, 2024 and December 31, 2023. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the three months ended March 31, 2024 and 2023.

At March 31, 2024, the Company maintained 100% of its property and equipment, net of accumulated depreciation, in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three months ended March 31, 2024 and 2023. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Measurement of Credit Losses

The Company has accounts receivable and note receivable and monitors the granting of credit and collecting debt on an ongoing basis. The Company maintains an allowance for doubtful accounts based on historical loss patterns, the number of days that billings are past due, and an evaluation of potential risk of loss associated with delinquent accounts. The Company has one note receivable and is a senior secure lender with an absolute obligation. The note is evaluated for credit losses by considering the contractual obligation, the valuation of the assets and the senior position of the repayment.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $290,948 and $205,647 as of March 31, 2024 and December 31, 2023, respectively. The Company has no customers that made up 10% of the accounts receivable balance at March 31, 2024 and one customer that made up 10% of the accounts receivable balance as of December 31, 2023. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $13,420 and $15,382 at March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, the Company recognized revenues of $15,382 related to contract liabilities outstanding at the beginning of the period.

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

For the three months ended March 31, 2023, there were approximately 7,500 of potentially dilutive shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Numerator:
Net income (loss)	$299,562	$(294,928)
Denominator:
Basic weighted-average shares outstanding	8,032,421	7,722,536
Basic income (loss) per share	$0.04	$(0.04)

Effect of dilutive securities	5,696	-
Diluted weighted-average shares outstanding	8,038,117	7,722,536
Diluted income (loss) per share	$0.04	$(0.04)

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At March 31, 2024, the Company operated in the following four reportable segments:

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

The following table compares total net revenue for the periods indicated.

	Three Months Ended
	March 31, 2024	March 31, 2023
Client services	$7,260	$8,665
Merchant processing services	13,645	24,843
Shipping coordination and label generation services	4,139,845	3,772,767
Total net revenues	$4,160,750	$3,806,275

The following table compares total loss from operations for the periods indicated.

	Three Months Ended
	March 31, 2024	March 31, 2023
Client services	$3,455	$2,118
Merchant processing services	(22,562)	5,759
Shipping coordination and label generation services	52,664	(297,757)
Corporate operations	(71,384)	(129,648)
Total loss from operations	$(37,827)	$(419,528)

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements of disclosure in the notes thereto, other than disclosed herein.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the segment reporting for the period ended March 31, 2023, to consolidate revenue reporting for smaller segments of the Company.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the disclosure requirements related to the new standard.

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

Note 2. Note Receivable

On October 13, 2022, the Company entered in a Securities Purchase Agreement (“SPA”) with respect to a secured $1,875,000 convertible note (“Convertible Note”) made by Embolx, Inc. (“Noteholder”), a California corporation. The Convertible Note was purchased at a 20% ($375,000) original issue discount and is subject to a 9-month maturity, after which, if unpaid will then carry a 20% interest rate. The Company recognized $270,833 in other income related to accretion of the discount on the Convertible Note for the year ended December 31, 2023 in addition to a $375,000, 20% non-payment penalty and interest due on the note of $203,425. The Company has the option to convert the Convertible Note into shares of common stock of the Noteholder. The Convertible Note is secured by substantially all assets of the Noteholder. Under the SPA, the Company has a right to purchase additional notes and receive warrants on the same terms for a total potential investment amount of $2,000,000 with an additional over-allotment option of $500,000 as defined in the SPA. As additional consideration, the Company received a 5-year warrant to purchase shares of common stock of the Noteholder. The shares are subject to certain piggyback registration rights under a Registration Rights Agreement. The warrant is offered at 50% of the original principal amount and will be valued at the price per share of common stock paid in the first liquidity event following October 19, 2022. The warrants expire five years from the original issue date. As of July 19, 2023 the note was in default and carried an additional 20% penalty and 20% interest resulting in $578,425 of other income which was recognized in the Company’s consolidated financial statements for the year ended December 31, 2023. The Company amended and replaced the note and terminated the warrants as of March 26, 2024. The terms on the amended note receivable include an additional investment of $500,000 with a 25% original issue discount and are subject to a 9-month maturity with a new 60-day extension option. The Company has recognized $141,780 in other income related to the interest earned and $201,209 in other income related to the accretion of the discount on the Convertible Note for the three months ended March 31, 2024 compared to $125,000 of other income recorded for the three months ended March 31, 2023.

The Company does not believe there is any impairment to the note receivable due to its secured position on the assets of Embolx and its expectation that the amounts will be recoverable if and when Embolx consummates a financial or merger transaction which is expected to happen in 2024.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2024 (unaudited)	December 31, 2023
Payroll and related costs	$138,404	$238,161
Royalties	40,075	40,075
Accrued cost of revenues	191,881	119,737
Sales tax	22,228	22,228
Other	410	410
Total	$392,998	$420,611

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

In addition, the Company has various other intangibles from past business combinations.

At March 31, 2024, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$790,844	$588,818	$4,653,195	$6,048,857
Accumulated amortization	(16,000)	(790,844)	(588,818)	(2,354,330)	(3,749,982)
	$-	$-	$-	$2,298,865	$2,298,865

At December 31, 2023, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$807,420	$599,404	$4,746,242	$6,169,066
Accumulated amortization	(16,000)	(807,420)	(599,404)	(2,323,652)	(3,746,476)
	$-	$-	$-	$2,422,590	$2,422,590

Amortization expense of intangible assets for the three months ended March 31, 2024 and 2023 was $74,285 and $74,066, respectively.

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

The Company filed a Certificate of Designations effective on December 30, 2016, which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of March 31, 2024 and December 31, 2023, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The Company made available to its ShipTime Canada exchangeable preferred shareholders the one-time option to convert existing book entry preferred shares and exchangeable rights to preferred shares into PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholder the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. In total, the Company has reserved for future issuance of 2,106,808 shares of PAID common stock with respect to the remaining 5,918 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of March 31, 2024 for financial reporting purposes.

On February 22, 2024, the Company’s Board of Directors authorized the issuance of 54,559 bonus shares of PAID common stock to the CEO/CFO, one additional officer and one employee for services rendered during 2023. This bonus was valued at $84,576 and was based on the closing price of the Company’s common stock at February 21, 2024 and was issued in February 2024. This bonus was recorded in accrued common stock bonus in shareholders’ equity of December 31, 2023.

On March 21, 2023, the Company’s Board of Directors authorized the issuance of 46,961 bonus shares of PAID common stock to the CEO/CFO, one additional officer and one employee for services rendered during 2022. This bonus was valued at $82,180 based on the closing price of the Company’s common stock at March 20, 2023 and was issued in March 2023. This bonus was recorded in accrued common stock bonus in shareholders’ equity as of December 31, 2022. The Board of Directors also authorized the issuance of an additional 250,000 shares to the CEO/CFO as a renewal bonus valued at $437,500. $218,750 of share-based compensation expense was recognized immediately as 125,000 of the bonus shares were immediately vested. The remaining $218,750 of share-based compensation expense was recognized ratably during 2023 as 125,000 of the bonus shares were subject to repurchase if the CEO/CFO were to terminate employment during the period ended January 1, 2024. The Company recorded $273,438 of share-based compensation expense for the three-month period ended March 31, 2023 in connection with these additional shares.

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

Share Repurchase

In February 2024, the Company entered into an agreement to repurchase 3,996 shares of PAID common stock for a total amount of $3,996.

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

On February 22, 2024, the Board of Directors voted to approve the issuance of options to purchase 45,360 shares of common stock to three board members and five employees.  The options have an exercise price of $1.55 per share and have vesting periods of 0-3 years and they expire if not exercised within ten years from grant date.

For the three-month period ended March 31, 2024 and 2023, the Company recorded $38,984, and $119,100, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2024 and prior years.

Note 7. Leases

We have an operating lease for our corporate office in Canada. Our lease has a remaining lease term of eleven months. Future renewal options that are not likely to be executed as of the balance sheet date and are excluded from right-of-use assets and related lease liabilities.

We report operating lease assets, as well as operating lease current and noncurrent obligations on our condensed consolidated balance sheets for the right to use the building in our business.

The components of lease expense were as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating lease cost	$5,400	$9,451

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$6,114	$9,731

Supplemental balance sheet information related to leases was as follows:

	March 31, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$8,766	$14,161
Operating lease obligations	$8,767	$14,162

	March 31, 2024	December 31, 2023
Weighted Average Remaining Lease Term
Operating lease (in years)	0.4	0.7

Weighted Average Discount Rate
Operating lease	9.0%	9.0%

A summary of future minimum payments under non-cancellable operating lease commitment as of March 31, 2024 is as follows:

Years ending December 31,	Total
2024 (remainder of year)	9,152
Total lease liabilities	$9,152
Less amount representing interest	(385)
Total	8,767
Less current portion	(8,767)
-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the fiscal year ended December 31, 2023 that was filed on April 1, 2024.

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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements for the years ended December 31, 2023 and 2022 included in our Form 10-K filed on April 1, 2024, as updated and amended in Note 1 of the Notes to Condensed Consolidated Financial Statements included herein. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023.

The following discussion compares the Company's results of operations for the three months ended March 31, 2024 with those for the three months ended March 31, 2023. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total net revenue for the periods indicated.

	Three months Ended March 31,
	2024	2023	% Change
Client services	$7,260	$8,665	(16)%
Shipping coordination and label generation services	4,139,845	3,772,767	10%
Merchant processing services	13,645	24,843	(45)%
Total net revenues	$4,160,750	$3,806,275	9%

Revenues increased 9% in the first quarter as a result of the shipping coordination and label generation segment of the business. Shipping suppliers implement an annual pricing increase and as a result the Company has seen an increase in revenue.

Client services revenues which include brewery management software and shipping calculator services decreased $1,405 or 16% to $7,260 in the first quarter of 2024 compared to $8,665 in 2023. This decrease is a result of minimal activity in this segment of the business. The decrease in revenues is primarily due to the cancellation of several clients and the limited marketing of this segment of the business.

Shipping coordination and label generation services revenues increased $367,078 or 10% to $4,139,845 in the first quarter of 2024 compared to $3,772,767 in 2023. The increase is attributable to the supplier price increase of an average of 5.9%. The Company has also invested additional sales personnel to improve the conversion rates of new customers and reduce churn of existing customers.

Merchant processing services are available to businesses that process ecommerce online transactions. These include shipping, payments and web hosting services. The decrease is due to a one time increase of transactions for the first quarter of 2023. The Company has started to market this segment of the business in the first quarter of 2024.

Gross Profit

Gross profit increased $165,764 or 19% in the first quarter of 2024 to $1,018,358 compared to $852,594 in 2023. Gross margin improved 2% to 24% in the first quarter of 2024 compared to 22% for the same period in 2023.

Operating Expenses

Total operating expenses in the first quarter 2024 were $1,056,185 compared to $1,272,122 in the first quarter of 2023, a decrease of $215,937 or 17%. The decrease is due to the share-based compensation of $392,538 in 2023 compared to $38,984 in 2024 offset by an annual increase in salaries for 2024.

Other Income/Expense, net

Net other income in 2024 was $342,989 compared to $125,000 in 2023, an increase of $217,989 or 174%. The 2024 amount is made up of interest income of $141,780 and a gain of $201,209 on the Embolx, Inc. note receivable compared to the gain of $125,000 recorded in 2023.

Net Income (Loss)

The Company recorded a net income in the first quarter of 2024 of $299,562 compared to a net loss of $(294,928) for the same period in 2023. The net income per share for the first quarter of 2024 was $0.04 and net loss for 2023 was $(0.04) per share.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net income (loss) to cash and cash equivalents used in operating activities for the three months ended March 31, 2024 and 2023 is as follows:

	2024	2023
Net income (loss)	$299,562	$(294,928)
Depreciation and amortization	77,809	77,526
Amortization of operating lease right-of-use assets	5,125	8,988
Share-based compensation	38,984	392,538
Accretion of discount on note receivable	(201,209)	(125,000)
Interest income accrued on note receivable	(141,780)	-
Changes in assets and liabilities	(303,940)	(74,195)
Net cash used in operating activities	$(225,449)	$(15,071)

Working Capital and Liquidity

The Company had cash and cash equivalents of $1,272,409 at March 31, 2024, compared to $2,052,421 at December 31, 2023. The Company had net working capital of $3,309,821 at March 31, 2024, an improvement of $396,871 compared to $2,912,950 at December 31, 2023. The increase in net working capital is attributable to the decrease in accounts payable along with the accretion of discount and the interest accrued on the note receivable.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of March 31, 2024, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

The Company has identified numerous material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2023.

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

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2023.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 24, 2024, the Company issued 54,559 shares of common stock at $1.55 per share for bonus compensation.  The common stock was issued in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act Rule 506(b) of Regulation D promulgated thereunder.

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

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: May 15, 2024		W. Austin Lewis, IV, CEO, CFO

LIST OF EXHIBITS

10.1	Amendment to 2018 Non-Qualified Stock Option Plan
31.1	CEO and CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)