Form 10-Q
period 2024-06-30
PAID INC
filed 2024-08-19
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐     No ☒

As of August 19, 2024, the issuer had outstanding 8,061,400 shares of its Common Stock.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31,
	(Unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,503,796	$2,052,421
Accounts receivable, net	253,839	205,647
Note receivable, net of discount	4,243,607	2,453,425
Prepaid expenses and other current assets	225,938	134,110
Total current assets	6,227,180	4,845,603

Property and equipment, net	10,465	10,678
Intangible assets, net	2,200,178	2,422,590
Operating lease right-of-use assets, net	3,505	14,161
Total assets	$8,441,328	$7,293,032

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,297,820	$1,482,498
Accrued expenses	526,184	420,611
Contract liabilities	239,636	15,382
Operating lease obligations	3,505	14,162
Total current liabilities	2,067,145	1,932,653
Long-term liabilities:
Deferred tax liability, net	594,268	622,568
Uncertain tax position liability	278,704	278,704
Total liabilities	2,940,117	2,833,925
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 8,209,033 shares issued and 8,061,400 shares outstanding at June 30, 2024 and 8,154,474 shares issued and 8,010,837 shares outstanding at December 31, 2023	8,209	8,154
Accrued common stock bonus	-	84,576
Additional paid-in capital	73,631,622	73,505,439
Accumulated other comprehensive income	277,392	342,968
Accumulated deficit	(68,247,176)	(69,317,190)
Common stock in treasury, at cost, 147,633 shares at June 30, 2024 and 143,637 shares at December 31, 2023	(168,836)	(164,840)
Total shareholders' equity	5,501,211	4,459,107

Total liabilities and shareholders' equity	$8,441,328	$7,293,032

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues, net	$4,603,299	$4,130,381	$8,764,048	$7,936,656
Cost of revenues	3,495,730	3,185,733	6,638,121	6,139,414
Gross profit	1,107,569	944,648	2,125,927	1,797,242

Operating expenses:
Salaries and related	624,648	501,329	1,196,227	996,830
General and administrative	482,558	341,937	854,019	651,954
Share-based compensation	2,678	94,238	41,662	486,776
Amortization of other intangible assets	73,211	74,514	147,496	148,580
Total operating expenses	1,183,095	1,012,018	2,239,404	2,284,140
Income (loss) from operations	(75,526)	(67,370)	(113,477)	(486,898)
Other income (expense):
Interest income		-	141,780	-
Other income	848,674	125,000	1,049,883	250,000
Income (loss) before income tax provision	773,148	57,630	1,078,186	(236,898)
Income tax provision	2,696	456	8,296	856
Net income (loss)	$770,452	$57,174	$1,069,890	$(237,754)

Net income (loss) per share – basic	$0.10	$0.01	$0.13	$(0.03)
Weighted average number of common shares outstanding - basic	8,065,396	8,008,312	8,048,908	7,866,386
Net income (loss) per share – diluted	$0.10	$0.01	$0.13	$(0.03)

Weighted average number of common shares outstanding - diluted	8,071,709	8,013,295	8,054,765	7,866,386
Condensed consolidated statements of comprehensive income (loss):
Net income (loss)	$770,452	$57,174	$1,069,890	$(237,754)
Other comprehensive income (loss):
Foreign currency translation adjustments	(20,151)	33,772	(65,575)	31,476
Comprehensive income (loss)	$750,301	$90,946	$1,004,315	$(206,278)

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,069,890	$(237,754)
Adjustments to reconcile net income (loss) to net cash provided by/used in operating activities:
Depreciation and amortization	153,953	155,269
Amortization of operating lease right-of-use assets	10,292	18,241
Accretion of discount on note receivable	(1,048,402)	(250,000)
Share-based compensation	41,662	486,776
Interest income accrued on note receivable	(141,780)	-
Changes in assets and liabilities:
Accounts receivable	(54,853)	(43,248)
Prepaid expenses and other current assets	(95,760)	99,354
Accounts payable	(192,493)	(91,440)
Accrued expenses	117,969	(38,036)
Contract liabilities	226,514	(858)
Operating lease obligations	(10,291)	(18,802)
Net provided by operating activities	76,701	79,502

Cash flows from investing activities
Purchase of property and equipment	(6,581)	-
Issuance of note receivable	(550,000)	-
Net cash used in investing activities	(556,581)	-

Cash flows from financing activities
Repurchase of common stock	(3,996)	-
Proceeds from option exercises	-	3,412
Net cash used in financing activities	(3,996)	3,412

Effect of exchange rate changes on cash and cash equivalents	(64,749)	30,561

Net change in cash and cash equivalents	(548,625)	113,475

Cash and cash equivalents, beginning of period	2,052,421	1,787,248
Cash and cash equivalents, end of period	$1,503,796	$1,900,723

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$8,296	$856
Interest	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Increase in note receivable for reimbursable expenses	$50,000	-
Increase in note receivable for discount	847,193
Issuance of common shares in settlement of accrued common stock bonus	$84,567	$82,180

See accompanying notes to condensed consolidated financial statements

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 2023 (Unaudited)

	Common Stock		Accrued Common		Accumulated Other		Treasury Stock
	Shares	Amount	Stock Bonus	Additional Paid-in Capital	Comprehensive Income	Accumulated Deficit	Shares	Amount	Total
Balance, January 1, 2023	7,840,124	$7,840	$82,180	$72,800,976	$316,360	$(69,670,404)	(143,637)	$(164,840)	$3,372,112
Foreign currency translation adjustment	-	-	-	-	(2,296)	-	-	-	(2,296)
Issuance of common stock in settlement of accrued common stock bonus	46,961	47	(82,180)	82,133	-	-	-	-	-
Issuance of common stock for signing bonus	250,000	250	-	273,188	-	-	-	-	273,438
Share-based compensation expense	-	-	-	119,100	-	-	-	-	119,100
Net loss	-	-	-	-	-	(294,928)	-	-	(294,928)
Balance, March 31, 2023	8,137,085	$8,137	$-	$73,275,397	$314,064	$(69,965,332)	(143,637)	$(164,840)	$3,467,426
Foreign currency translation adjustment	-	-	-	-	33,772	-	-	-	33,772
Option exercise	3,500	3	-	3,409	-	-	-	-	3,412
Issuance of common stock for bonus	13,889	14	-	24,986	-	-	-	-	25,000
Share-based compensation expense	-	-	-	69,238	-	-	-	-	69,238
Net income	-	-	-	-	-	57,174	-	-	57,174
Balance, June 30, 2023	8,154,474	$8,154	$-	$73,370,030	$347,836	$(69,908,158)	(143,637)	$(164,840)	$3,656,022

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 2024 (Unaudited)

	Common Stock		Accrued Common		Accumulated Other		Treasury Stock
	Shares	Amount	Stock Bonus	Additional Paid-in Capital	Comprehensive Income	Accumulated Deficit	Shares	Amount	Total
Balance, January 1, 2024	8,154,474	$8,154	$84,576	$73,505,439	$342,968	$(69,317,190)	(143,637)	$(164,840)	$4,459,107
Foreign currency translation adjustment	-	-	-	-	(45,425)	-	-	-	(45,425)
Issuance of common stock in settlement of accrued common stock bonus	54,559	55	(84,576)	84,521	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	(3,996)	(3,996)	(3,996)
Share-based compensation expense	-	-	-	38,984	-	-	-	-	38,984
Net income	-	-	-	-	-	299,562	-	-	299,562
Balance, March 31, 2024	8,209,033	$8,209	$-	$73,628,944	$297,543	$(69,017,628)	(147,633)	$(168,836)	$4,748,232
Foreign currency translation adjustment	-	-	-	-	(20,151)	-	-	-	(20,151)
Share-based compensation expense	-	-	-	2,687	-	-	-	-	2,687
Net income	-	-	-	-	-	770,452	-	-	770,452
Balance, June 30, 2024	8,209,033	$8,209	$-	$73,631,622	$277,392	$(68,247,176)	(147,633)	$(168,836)	$5,501,211

See accompanying notes to condensed consolidated financial statements

PAID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2024

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

Liquidity and Management’s Plans

At June 30, 2024, the Company reported cash and cash equivalents of $1,503,796 and net working capital of $4,160,034 and reported cash flows received from operations of $76,701 for the six months ended June 30, 2024. The Company has reported a net income of $1,069,890 for the six months ended June 30, 2024 and has an accumulated deficit of $68,247,176 at June 30, 2024.

Management believes that the Company has adequate cash resources to fund operations during the next 12 months after the filing of this quarterly report on Form 10-Q. In addition, management continues to explore opportunities and has organized additional resources to grow the Paid platform. However, there can be no assurance that anticipated growth in new business will occur, and that the Company will be successful in launching new products and services. Management continues to seek alternative sources of capital to support the growth of future operations.

Although there can be no assurances, the Company believes that the above management plans will be sufficient to meet the Company’s working capital requirements through the end of August 2025 and will have a positive impact on the Company for the foreseeable future.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiary ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at June 30, 2024 and December 31, 2023. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the six months ended June 30, 2024 and 2023.

At June 30, 2024, the Company maintained 100% of its property and equipment, net of accumulated depreciation, in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the six months ended June 30, 2024 and 2023. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenue principally from fees for coordinating shipping services, merchant processing services and client services.

The Company recognizes revenue by taking into consideration the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Due to the nature of the Company’s service and product offerings and contracts associated with these, the Company’s deliverables do not fluctuate, and its revenue recognition is consistent. The Company evaluates whether amounts billed to customers should be reported as revenues on a gross or net basis. Generally, revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it assumes the risk of loss, when it has discretion in setting the prices for the services to the customers, and when the Company has the ability to direct the use of the services provided by the third party. We generally are responsible for the fulfilment of a customer order despite the fact we do not directly provide the delivery services; we can redirect delivery to other shipping companies in our network. We control the price for which the customers pays, and generally collect the gross shipping companies in our network. We control the price for which the customer pays, and generally the gross shipping fees and remit the contractual rate to this shipping company. Our risk of loss relates to credit-card chargebacks, certain self-insured shipping losses and other miscellaneous charges that we cannot pass through to the shipping company.

Nature of Goods and Services

For label generation service revenues, the Company recognizes revenue when a customer has successfully prepared a shipping label and their shipment is delivered. Customers with pickups and shipments in transit after the end of the reporting period are recorded as contract liabilities on the condensed consolidated balance sheets. The service is offered to consumers via an online registration and allows users to create a shipping label using a credit card on their account (all customers must have a valid credit card on file to process shipments on the ShipTime platform).

For brewery management software revenues, the Company recognizes subscription revenue on a monthly basis. Brewery management software subscribers are billed monthly at the first of the month. All payments are made via credit card for the following month.

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

Performance Obligations

At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). The Company fulfills nearly all of its performance obligations within a one-to-two-week period and contracts with customers have an original expected duration of less than one month. The Company generally has an unconditional right to consideration when the services are initiated or soon thereafter. The amount due from the customer is either collected up front or recorded as accounts receivable. The amounts related to services that are not yet completed at the reporting date are presented as contract liabilities. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. This method of measurement of progress depicts the pattern of the Company's actual performance under the contracts with the customer.

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

Measurement of Credit Losses

The Company has accounts receivable and note receivable and monitors the granting of credit and collecting debt on an ongoing basis. The Company maintains an allowance for doubtful accounts based on historical loss patterns, the number of days that billings are past due, and an evaluation of potential risk of loss associated with delinquent accounts. The Company has two notes receivable and is a senior secure lender with an absolute obligation for one of the notes. The primary note was evaluated for credit losses as of June 30, 2024 by considering the contractual obligation, the valuation of the assets and the senior position of the repayment.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $253,839 and $205,647 as of June 30, 2024 and December 31, 2023, respectively. The Company has no customers that made up 10% of the accounts receivable balance at June 30, 2024 and one customer that made up 10% of the accounts receivable balance as of December 31, 2023. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Contract liabilities were $239,636 and $15,382 at June 30, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2024, the Company recognized revenues of $15,382 related to contract liabilities outstanding at the beginning of the period.

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

For the six months ended June 30, 2023, there were approximately 5,800 of potentially dilutive shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Numerator:
Net income (loss)	$770,452	$57,174
Denominator:
Basic weighted-average shares outstanding	8,065,396	8,008,312
Basic income (loss) per share	$0.10	$0.01
Effect of dilutive securities	6,313	4,983
Diluted weighted-average shares outstanding	8,071,709	8,013,295
Diluted income (loss) per share	$0.10	$0.01

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2023
Numerator:
Net income (loss)	$1,069,890	$(237,754)
Denominator:
Basic weighted-average shares outstanding	8,048,908	7,866,386
Effect of dilutive securities	5,856	-
Diluted weighted-average shares outstanding	8,054,765	7,866,386
Basic income (loss) per share	$0.13	$(0.03)
Diluted income (loss) per share	$0.13	$(0.03)

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At June 30, 2024, the Company operated in the following four reportable segments:

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

The following table compares total net revenue for the periods indicated.

	Three Months Ended		Six Months Ended

	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Client services	$5,266	$8,819	$12,525	$17,484
Merchant processing services	18,760	15,375	32,405	40,218
Shipping coordination and label generation services	4,579,273	4,106,187	8,719,118	7,878,954
Total revenues	$4,603,299	$4,130,381	$8,764,048	$7,936,656

The following table compares total loss from operations for the periods indicated.

	Three Months Ended		Six Months Ended

	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Client services	$1,905	$3,984	$5,359	$6,103
Merchant processing services	(48,455)	4,937	(71,017)	10,696
Shipping coordination and label generation services	(17,506)	(54,977)	35,158	(352,735)
Corporate operations	(11,593)	(21,314)	(82,977)	(150,962)
Total revenues	$(75,526)	$(67,370)	$(113,477)	$(486,898)

Subsequent Events

The Company has entered into a convertible long term note with 5String Solutions effective July 3, 2024. The note includes an additional $348,500 in funding of which $198,500 was funded on July 6, 2024. The note returns an annual interest rate of 12% and the company a receives 55% stake in 5String Solutions when fully funded. The existing short-term note of $50,000 plus an additional $1,500 interest will be rolled into the long-term note for a total investment of $250,000. On July 29, 2024 the Board of Directors voted to extend the Embolx note receivable until June 1, 2025 and forego any additional investments.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the segment reporting for the period ended June 30, 2023, to consolidate revenue reporting for smaller segments of the Company.

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

Note 2. Notes Receivable

On October 13, 2022, the Company entered in a Securities Purchase Agreement (“SPA”) with respect to a secured $1,875,000 convertible note (“Convertible Note”) made by Embolx, Inc. (“Noteholder”), a California corporation. The Convertible Note was purchased at a 20% ($375,000) original issue discount and is subject to a 9-month maturity, after which, if unpaid will then carry a 20% interest rate. The Company recognized $270,833 in other income related to accretion of the discount on the Convertible Note for the year ended December 31, 2023 in addition to a $375,000, 20% non-payment penalty and interest due on the note of $203,425. The Company has the option to convert the Convertible Note into shares of common stock of the Noteholder. The Convertible Note is secured by substantially all assets of the Noteholder. Under the SPA, the Company has a right to purchase additional notes and receive warrants on the same terms for a total potential investment amount of $2,000,000 with an additional over-allotment option of $500,000 as defined in the SPA. As additional consideration, the Company received a 5-year warrant to purchase shares of common stock of the Noteholder. The shares are subject to certain piggyback registration rights under a Registration Rights Agreement. The warrant is offered at 50% of the original principal amount and will be valued at the price per share of common stock paid in the first liquidity event following October 19, 2022. The warrants expire five years from the original issue date. As of July 19, 2023 the note was in default and carried an additional 20% penalty and 20% interest resulting in $578,425 of other income which was recognized in the Company’s consolidated financial statements for the year ended December 31, 2023. The Company amended and replaced the note and terminated the warrants as of March 26, 2024. The terms on the amended note receivable include an additional investment of $500,000 with a 25% original issue discount and are subject to a 9-month maturity with a new 60-day extension option. The Company has recognized $141,780 in other income related to the interest earned and $1,048,402 in other income related to the accretion of the discount on the Convertible Note for the six months ended June 30, 2024 compared to $250,000 of other income recorded for the six months ended June 30, 2023. The Company reserves the right to record an additional interest amount of $45,498 for the period of June 19, 2024 to June 30, 2024 in addition to the default penalty of $838,721 which has been deferred as the note is currently in default as of June 19, 2024.

The Company does not believe there is any impairment to the note receivable due to its secured position on the assets of Embolx and its expectation that the amounts will be recoverable if and when Embolx consummates a financial or merger transaction which is expected to happen in 2025.

The Company entered into a $50,000 short term note with 5String Solutions LLC on April 4, 2024. The terms on the note receivable include a 12% annual interest rate from the inception of the note which was due on May 15, 2024. As of June 30, 2024 the note was in default however the note has been amended as of July 3, 2024 and the initial investment shall be deducted from the future advance and the note shall be deemed paid in full. The new note included an additional $198,500 investment carrying a 12% interest rate. The short term note of $50,000 plus an additional $1,500 interest along with the $198,500 additional investment total $250,000 due on or before April 30, 2027.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2024 (unaudited)	December 31, 2023
Payroll and related costs	$212,225	$238,161
Royalties	40,075	40,075
Accrued cost of revenues	241,246	119,737
Sales tax	22,228	22,228
Other	410	410
Total	$526,184	$420,611

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

In addition, the Company has various other intangibles from past business combinations.

At June 30, 2024, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$782,065	$583,211	$4,603,911	$5,985,187
Accumulated amortization	(16,000)	(782,065)	(583,211)	(2,403,734)	(3,785,010)
	$-	$-	$-	$2,200,177	$2,200,177

At December 31, 2023, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$807,420	$599,404	$4,746,242	$6,169,066
Accumulated amortization	(16,000)	(807,420)	(599,404)	(2,323,652)	(3,746,476)
	$-	$-	$-	$2,422,590	$2,422,590

Amortization expense of intangible assets for the three months ended June 30, 2024 and 2023 was $73,211 and $74,514, respectively.

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

The Company filed a Certificate of Designations effective on December 30, 2016, which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of June 30, 2024 and December 31, 2023, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The Company made available to its ShipTime Canada exchangeable preferred shareholders the one-time option to convert existing book entry preferred shares and exchangeable rights to preferred shares into PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholder the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. In total, the Company has reserved for future issuance of 2,106,808 shares of PAID common stock with respect to the remaining 5,918 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of June 30, 2024 for financial reporting purposes.

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

On March 21, 2023, the Company’s Board of Directors authorized the issuance of 46,961 bonus shares of PAID common stock to the CEO/CFO, one additional officer and one employee for services rendered during 2022. This bonus was valued at $82,180 based on the closing price of the Company’s common stock at March 20, 2023 and was issued in March 2023. This bonus was recorded in accrued common stock bonus in shareholders’ equity as of December 31, 2022. The Board of Directors also authorized the issuance of an additional 250,000 shares to the CEO/CFO as a renewal bonus valued at $437,500. $218,750 of share-based compensation expense was recognized immediately as 125,000 of the bonus shares were immediately vested. The remaining $218,750 of share-based compensation expense was recognized ratably during 2023 as 125,000 of the bonus shares were subject to repurchase if the CEO/CFO were to terminate employment during the period ended January 1, 2024. The Company recorded $273,438 of share-based compensation expense for the three-month period ended June 30, 2023 in connection with these additional shares.

On March 21, 2023, the Company’s Board of Directors approved the terms of the employment agreement for David Scott, the Company’s COO. Per the terms of the agreement, the Company issued 13,889 shares of PAID common stock to the COO. This compensation was valued at $25,000 based on the closing price of the Company’s common stock at June 30, 2023 and the shares were issued on April 10, 2023. The Company recorded $25,000 of share-based compensation expense in connection with the additional compensation.

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

For the three-month and six-month periods ended June 30, 2024, the Company recorded $$2,678 and $38,984, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2024 and prior years. For the three and six-month periods ended June 30, 2023, the Company recorded $14,550 and $133,650, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2023 and prior years.

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

The components of lease expense were as follows:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Operating lease cost	$5,361	$9,508

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating lease cost	$10,722	$18,959

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$12,139	$19,522

Supplemental balance sheet information related to leases was as follows:

	June 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$3,505	$14,161
Operating lease obligations	$3,505	$14,162

	June 30, 2024	December 31, 2023
Weighted Average Remaining Lease Term
Operating lease (in years)	0.1	0.7

Weighted Average Discount Rate
Operating lease	9.0%	9.0%

A summary of future minimum payments under non-cancellable operating lease commitment as of June 30, 2024 is as follows:

Years ending December 31,	Total
2024 (remainder of year)	3,661
Total lease liabilities	$3,661
Less amount representing interest	(156)
Total	3,505
Less current portion	(3,505)
$-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023.

The following discussion compares the Company's results of operations for the three months ended June 30, 2024 with those for the three months ended June 30, 2023. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total net revenue for the periods indicated.

	Three months Ended June 30,
	2024	2023	% Change
Client services	$5,266	$8,819	(40)%
Shipping coordination and label generation services	4,579,274	4,106,187	12%
Merchant processing services	18,760	15,375	22%
Total net revenues	$4,603,300	$4,130,381	11%

Revenues increased 11% in the second quarter as a result of the shipping coordination and label generation segment of the business. Shipping volume has increased 15% in 2024 as a result the Company has seen an increase in revenue.

Client services revenues which include brewery management software and shipping calculator services decreased $3,553 or 40% to $5,266 in the second quarter of 2024 compared to $8,819 in 2023. The decrease in revenues is primarily due to the cancellation of several brewery management software clients and the limited marketing of this segment of the business.

Shipping coordination and label generation services revenues increased $473,087 or 12% to $4,579,274 in the second quarter of 2024 compared to $4,106,187 in 2023.  The increase is attributable to the increase of the volume of labels generated, this is a result of the additional marketing and sales efforts in the second quarter of 2024.

Merchant processing services are available to businesses that process ecommerce online transactions. These include shipping, payments and web hosting services. The Company has recognized revenues of $18,760 and increase of $3,385 or 22% compared to $15,375 for the same period in 2023. The Company has started to market this segment of the business in 2024.

Gross Profit

Gross profit increased $162,921 or 17% in the second quarter of 2024 to $1,107,569 compared to $944,648 in 2023.  Gross margin improved 1% to 24% in the second quarter of 2024 compared to 23% for the same period in 2023.

Operating Expenses

Total operating expenses in the second quarter 2024 were $1,183,095 compared to $1,012,018 in the second quarter of 2023, an increase of $171,077 or 17%. The increase is due to additional employees and consultants in combination with the additional marketing expenses in 2024 compared to those in 2023.

Other Income/Expense, net

Net other income in 2024 was $848,674 compared to $125,000 in 2023, an increase of $723,675 or 579%. The 2024 amount is made up of the original issue discount of $847,193 on the Embolx, Inc. note receivable compared to the gain of $125,000 recorded in 2023.

Net Income (Loss)

The Company recorded a net income in the second quarter of 2024 of $770,452 compared to a net income of $57,174 for the same period in 2023. The net income per share for the second quarter of 2024 was $0.10 and net income for 2023 was $0.01 per share.

Comparison of the six months ended June 30, 2023 and 2022

The following discussion compares the Company's results of operations for the six months ended June 30, 2024, with those for the six months ended June 30, 2023. The Company’s condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Six months ended June 30,
	2024	2023	% Change
Client services	$12,525	$17,484	(28)%
Shipping coordination and label generation services	8,719,118	7,878,954	11%
Merchant processing services	32,405	40,218	(19)%
Total revenues	$8,764,048	$7,936,656	10%

Revenues increased 10% in the first two quarters primarily from the marketing efforts and the increase in volume to our shipping coordination and label generation services.

Client services revenues decreased $4,958 or 28% to $12,525 in the first two quarters of 2024 compared to $17,484 in 2023. This decrease is a result of the declining number of brewery management subscription clients active during the quarters.

Shipping coordination and label generation services revenues increased $840,164 or 11% to $8,719,118 in the first two quarters of 2024 compared to $7,878,954 in 2023. The increase is attributable to increases in volume as a result of the additional sales and marketing efforts for the same period in 2023.

Merchant processing services is available to businesses that accept credit card processing online. This segment has had limited marketing in the first two quarters and has shown a decrease of $7,813 or 19% from $40,218 in 2023 to $32,405 for the same period of 2024. The Company continues to increase the product offerings in this segment of the business.

Gross Profit

Gross profit increased $328,685 or 18% in the first two quarters of 2024 to $2,125,927 compared to $1,797,242 in 2023. Gross margin increased from 23% in 2023 to 24% in 2024. The increase in gross margin and increase in gross profit are a result of ongoing pricing evaluations of our shipping label generation services to remain competitive in the market.

Operating Expenses

Total operating expenses in the first two quarters of 2024 were $2,239,405 compared to $2,284,140 for the same period of 2023, a decrease of $44,735 or 2%. The decrease is primarily due to the share-based compensation of $486,776 recorded in 2023 compared to $41,662 for the same period of 2024.

Net Income (Loss)

The Company recorded a net income in the first half of 2024 of $1,069,890 compared to a net loss of $237,754 for the same period in 2023. The net income (loss) per share available to common shareholders for the first two quarters of 2024 and 2023 was $0.13 and $(0.03) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net income (loss) to cash and cash equivalents used in operating activities for the six months ended June 30, 2024 and 2023 is as follows:

	2024	2023
Net income (loss)	$1,069,890	$(237,754)
Depreciation and amortization	153,953	155,269
Amortization of operating lease right-of-use assets	10,292	18,241
Share-based compensation	41,662	486,776
Accretion of discount on note receivable	(1,048,402)	(250,000)
Interest and penalty income accrued on note receivable	( )	-
Changes in assets and liabilities	(8,914)	(93,030)
Net cash used in operating activities	$76,701	$79,502

Working Capital and Liquidity

The Company had cash and cash equivalents of $1,503,796 at June 30, 2024, compared to $2,052,421 at December 31, 2023. The Company had net working capital of $4,160,034 at June 30, 2024, an improvement of $1,247,084 compared to $2,912,950 at December 31, 2023. The increase in net working capital is attributable to the accretion of discount and the interest and penalties accrued on the note receivable.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2024, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

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

There were no issuances of unregistered securities for the three months ended June 30, 2024.

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

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: August 19, 2024		W. Austin Lewis, IV, CEO, CFO

LIST OF EXHIBITS

10.1	Amendment to 2018 Non-Qualified Stock Option Plan
31.1	CEO and CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)