Form 10-Q
period 2024-09-30
PAID INC
filed 2024-11-14
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐     No ☒

As of November 14, 2024, the issuer had outstanding 8,061,400 shares of its Common Stock.

PAID, INC.

FORM 10-Q

TABLE OF CONTENTS

Part I – Financial Information

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	5

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

Part II – Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,089,520	$2,052,421
Accounts receivable, net	209,976	205,647
Note receivable, net of discount	4,193,607	2,453,425
Prepaid expenses and other current assets	330,054	134,110
Total current assets	5,823,157	4,845,603

Property and equipment, net	7,631	10,678
Intangible assets, net	2,155,579	2,422,590
Operating lease right-of-use assets, net	130,481	14,161
Note receivable, long term	261,918	-
Total assets	$8,378,766	$7,293,032

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,220,768	$1,482,498
Accrued expenses	507,235	420,611
Contract liabilities	260,546	15,382
Operating lease obligations	31,428	14,162
Total current liabilities	2,019,977	1,932,653
Long-term liabilities:
Deferred tax liability, net	605,995	622,568
Uncertain tax position liability	278,704	278,704
Operating lease obligation – net of current portion	99,078	-
Total liabilities	3,003,754	2,833,925
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 8,209,033 shares issued and 8,061,400 shares outstanding at September 30, 2024 and 8,154,474 shares issued and 8,010,837 shares outstanding at December 31, 2023	8,209	8,154
Accrued common stock bonus	-	84,576
Additional paid-in capital	73,634,888	73,505,439
Accumulated other comprehensive income	281,606	342,968
Accumulated deficit	(68,380,855)	(69,317,190)
Common stock in treasury, at cost, 147,633 shares at September 30, 2024 and 143,637 shares at December 31, 2023	(168,836)	(164,840)
Total shareholders' equity	5,375,012	4,459,107

Total liabilities and shareholders' equity	$8,378,766	$7,293,032

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues, net	$4,445,910	$4,107,771	$13,209,958	$12,044,427
Cost of revenues	3,362,076	3,163,499	10,000,198	9,302,913
Gross profit	1,083,834	944,272	3,209,760	2,741,514

Operating expenses:
Salaries and related	643,979	492,381	1,840,080	1,489,211
General and administrative	512,926	373,591	1,366,947	1,025,545
Share-based compensation	3,266	69,238	44,928	556,014
Amortization of other intangible assets	73,443	74,678	220,939	223,258
Total operating expenses	1,233,614	1,009,888	3,472,894	3,294,028
Income (loss) from operations	(149,780)	(65,616)	(263,134)	(552,514)
Other income (expense):
Interest income	17,221	-	159,003	-
Other income	-	20,833	1,049,882	270,833
Income (loss) before income tax provision	(132,559)	(44,783)	945,751	(281,681)
Income tax provision	1,120	-	9,416	856
Net income (loss)	$(133,679)	$(44,783)	$936,335	$(282,537)

Net income (loss) per share – basic	$(0.02)	$(0.01)	$0.12	$(0.04)
Weighted average number of common shares outstanding - basic	8,061,400	8,010,837	8,051,294	7,915,069
Net income (loss) per share – diluted	$(0.02)	$(0.01)	$0.12	$(0.04)

Weighted average number of common shares outstanding - diluted	8,061,400	8,010,837	8,059,044	7,915,069
Condensed consolidated statements of comprehensive income (loss):
Net income (loss)	$(133,679)	$(44,783)	$936,335	$(282,537)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,214	(52,578)	(61,361)	(21,102)
Comprehensive income (loss)	$(129,465)	$(97,361)	$874,974	$(303,639)

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2024	2023
Cash flows from operating activities:
Net income (loss)	$936,335	$(282,537)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	230,342	233,185
Amortization of operating lease right-of-use assets	16,358	24,893
Accretion of discount on note receivable	(1,048,402)	(270,833)
Share-based compensation	44,928	556,014
Interest income accrued on note receivable	(155,198)	-
Changes in assets and liabilities:
Accounts receivable	(7,901)	(71,969)
Prepaid expenses and other current assets	(196,251)	17,970
Accounts payable	(284,122)	(236,294)
Accrued expenses	93,738	18,049)
Contract liabilities	243,772	803
Operating lease obligations	(16,335)	(24,023)
Net used in operating activities	(142,736)	(34,742)

Cash flows from investing activities
Purchase of property and equipment	(6,572)	-
Issuance of notes receivable	(748,500)	-
Net cash used in investing activities	(755,072)	-

Cash flows from financing activities
Repurchase of common stock	(3,996)	-
Proceeds from option exercises	-	3,412
Net cash used in financing activities	(3,996)	3,412

Effect of exchange rate changes on cash and cash equivalents	(61,097)	(19,946)

Net change in cash and cash equivalents	(962,901)	(51,276)

Cash and cash equivalents, beginning of period	2,052,421	1,787,248
Cash and cash equivalents, end of period	$1,089,520	$1,735,972

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$9,416	$856
Interest	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Increase in note receivable for reimbursable expenses	$250,000	$-
Increase in note receivable for discount	847,193	-
Issuance of common shares in settlement of accrued common stock bonus	$84,567	$82,180
Operating lease liabilities from obtaining lease right-of-use assets	$130,506	$20,620

See accompanying notes to condensed consolidated financial statements

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 (Unaudited)

	Common Stock		Accrued Common		Accumulated Other		Treasury Stock
	Shares	Amount	Stock Bonus	Additional Paid-in Capital	Comprehensive Income	Accumulated Deficit	Shares	Amount	Total
Balance, January 1, 2023	7,840,124	$7,840	$82,180	$72,800,976	$316,360	$(69,670,404)	(143,637)	$(164,840)	$3,372,112
Foreign currency translation adjustment	-	-	-	-	(2,296)	-	-	-	(2,296)
Issuance of common stock in settlement of accrued common stock bonus	46,961	47	(82,180)	82,133	-	-	-	-	-
Issuance of common stock for signing bonus	250,000	250	-	273,188	-	-	-	-	273,438
Share-based compensation expense	-	-	-	119,100	-	-	-	-	119,100
Net loss	-	-	-	-	-	(294,928)	-	-	(294,928)
Balance, March 31, 2023	8,137,085	$8,137	$-	$73,275,397	$314,064	$(69,965,332)	(143,637)	$(164,840)	$3,467,426
Foreign currency translation adjustment	-	-	-	-	33,772	-	-	-	33,772
Option exercise	3,500	3	-	3,409	-	-	-	-	3,412
Issuance of common stock for bonus	13,889	14	-	24,986	-	-	-	-	25,000
Share-based compensation expense	-	-	-	69,238	-	-	-	-	69,238
Net income	-	-	-	-	-	57,174	-	-	57,174
Balance, June 30, 2023	8,154,474	$8,154	$-	$73,373,030	$347,836	$(69,908,158)	(143,637)	$(164,840)	$3,656,022
Foreign currency translation adjustment	-	-	-	-	(52,578)	-	-	-	(52,578)
Share-based compensation expense	-	-	-	69,238	-	-	-	-	69,238
Net income	-	-	-	-	-	(44,783)	-	-	(44,783)
Balance, September 30, 2023	8,154,474	$8,154	$-	$73,442,268	$295,258	$(69,952,941)	(143,637)	$(164,840)	$3,627,899

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 (Unaudited)

	Common Stock		Accrued Common		Accumulated Other		Treasury Stock
	Shares	Amount	Stock Bonus	Additional Paid-in Capital	Comprehensive Income	Accumulated Deficit	Shares	Amount	Total
Balance, January 1, 2024	8,154,474	$8,154	$84,576	$73,505,439	$342,968	$(69,317,190)	(143,637)	$(164,840)	$4,459,107
Foreign currency translation adjustment	-	-	-	-	(45,425)	-	-	-	(45,425)
Issuance of common stock in settlement of accrued common stock bonus	54,559	55	(84,576)	84,521	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	(3,996)	(3,996)	(3,996)
Share-based compensation expense	-	-	-	38,984	-	-	-	-	38,984
Net income	-	-	-	-	-	299,562	-	-	299,562
Balance, March 31, 2024	8,209,033	$8,209	$-	$73,628,944	$297,543	$(69,017,628)	(147,633)	$(168,836)	$4,748,232
Foreign currency translation adjustment	-	-	-	-	(20,151)	-	-	-	(20,151)
Share-based compensation expense	-	-	-	2,678	-	-	-	-	2,678
Net income	-	-	-	-	-	770,452	-	-	770,452
Balance, June 30, 2024	8,209,033	$8,209	$-	$73,631,622	$277,392	$(68,247,176)	(147,633)	$(168,836)	$5,501,211
Foreign currency translation adjustment	-	-	-	-	4,214	-	-	-	4,214
Share-based compensation expense	-	-	-	3,266	-	-	-	-	3,266
Net income	-	-	-	-	-	(133,679)	-	-	(133,679)
Balance, September 30, 2024	8,209,033	$8,209	$-	$73,634,888	$281,606	$(68,380,855)	(147,633)	$(168,836)	$5,375,012

See accompanying notes to condensed consolidated financial statements

PAID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

September 30, 2024

(Unaudited)

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

ShipTime Canada Inc. (“ShipTime”) has developed a SaaS-based application, which focuses on the small and medium business segments. This offering allows members to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. Backed by Heroic Support™, ShipTime offers live support via phone, chat and email to enhance the customer experience. The software can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small and medium businesses and through long standing partnerships with selected associations throughout Canada.

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

Liquidity and Management’s Plans

At September 30, 2024, the Company reported cash and cash equivalents of $1,089,520 and net working capital of $3,803,180 and reported cash flows used from operations of $142,736 for the nine months ended September 30, 2024. The Company has reported a net income of $936,335 for the nine months ended September 30, 2024 and has an accumulated deficit of $68,380,855 at September 30, 2024.

Management believes that the Company has adequate cash resources to fund operations during the next 12 months after the filing of this quarterly report on Form 10-Q. In addition, management continues to explore opportunities and has organized additional resources to grow the Paid platform. However, there can be no assurance that anticipated growth in new business will occur, and that the Company will be successful in launching new products and services. Management may seek alternative sources of capital to support the growth of future operations.

Although there can be no assurances, the Company believes that the above management plans will be sufficient to meet the Company’s working capital requirements through the end of November 2025 and will have a positive impact on the Company for the foreseeable future.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiary ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at September 30, 2024 and December 31, 2023. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the nine months ended September 30, 2024 and 2023.

At September 30, 2024, the Company maintained 100% of its property and equipment, net of accumulated depreciation, in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the nine months ended September 30, 2024 and 2023. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenue principally from fees for coordinating shipping services, merchant processing services and client services.

The Company recognizes revenue by taking into consideration the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Due to the nature of the Company’s service and product offerings and contracts associated with these, the Company’s deliverables do not fluctuate, and its revenue recognition is consistent. The Company evaluates whether amounts billed to customers should be reported as revenues on a gross or net basis. Generally, revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it assumes the risk of loss, when it has discretion in setting the prices for the services to the customers, and when the Company has the ability to direct the use of the services provided by the third party. We generally are responsible for the fulfilment of a customer order despite the fact we do not directly provide the delivery services; we can redirect delivery to other shipping companies in our network. We control the price for which the customer pays, and generally collect the gross shipping fees and remit the contractual rate to this shipping company. Our risk of loss relates to credit-card chargebacks, certain self-insured shipping losses and other miscellaneous charges that we cannot pass through to the shipping company.

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

Measurement of Credit Losses

The Company has accounts receivable and note receivable and monitors the granting of credit and collecting debt on an ongoing basis. The Company maintains an allowance for doubtful accounts based on historical loss patterns, the number of days that billings are past due, and an evaluation of potential risk of loss associated with delinquent accounts. The Company has two notes receivable and is a senior secure lender with an absolute obligation for one of the notes. The primary note was evaluated for credit losses as of September 30, 2024 by considering the contractual obligation, the valuation of the assets and the senior position of the repayment.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $209,976 and $205,647 as of September 30, 2024 and December 31, 2023, respectively. The Company has no customers that made up 10% of the accounts receivable balance at September 30, 2024 and one customer that made up 10% of the accounts receivable balance as of December 31, 2023. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Contract liabilities were $260,546 and $15,382 at September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024, the Company recognized revenues of $15,382 related to contract liabilities outstanding at the beginning of the period.

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

For the nine months ended September 30, 2023, there were approximately 7,800 of potentially dilutive shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Numerator:
Net loss	$(133,679)	$(44,783)
Denominator:
Basic weighted-average shares outstanding	8,061,400	8,010,837
Basic income (loss) per share	$(0.02)	$(0.01)
Effect of dilutive securities	-	-
Diluted weighted-average shares outstanding	8,061,400	8,010,837
Diluted income (loss) per share	$(0.02)	$(0.01)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Numerator:
Net income (loss)	$936,335	$(282,537)
Denominator:
Basic weighted-average shares outstanding	8,051,294	7,915,069
Effect of dilutive securities	7,750	-
Diluted weighted-average shares outstanding	8,059,044	7,915,069
Basic income (loss) per share	$0.12	$(0.04)
Diluted income (loss) per share	$0.12	$(0.04)

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At September 30, 2024, the Company operated in the following four reportable segments:

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

The following table compares total net revenue for the periods indicated.

	Three Months Ended		Nine Months Ended

	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Client services	$2,495	$8,048	$15,020	$25,532
Merchant processing services	17,910	12,789	50,314	53,007
Shipping coordination and label generation services	4,425,505	4,086,934	13,144,624	11,965,888
Total revenues	$4,445,910	$4,107,771	$13,209,958	$12,044,427

The following table compares total loss from operations for the periods indicated.

	Three Months Ended		Nine Months Ended

	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Client services	$(691)	$2,930	$4,668	$9,033
Merchant processing services	(95,967)	4,233	(166,984)	14,929
Shipping coordination and label generation services	(21,496)	(58,263)	14,382	(410,998)
Corporate operations	(31,626)	(14,516)	(115,200)	(165,478)
Total loss from operations	$(149,780)	$(65,616)	$(263,134)	$(552,514)

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed herein.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the segment reporting for the period ended September 30, 2023, to consolidate revenue reporting for smaller segments of the Company.

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

Note 2. Notes Receivable

On October 13, 2022, the Company entered in a Securities Purchase Agreement (“SPA”) with respect to a secured $1,875,000 convertible note (“Convertible Note”) made by Embolx, Inc. (“Noteholder”). The Convertible Note was purchased at a 20% ($375,000) original issue discount and is subject to a 9-month maturity, after which, if unpaid will then carry a 20% interest rate. The Company recognized $270,833 in other income related to accretion of the discount on the Convertible Note for the year ended December 31, 2023 in addition to a $375,000, 20% non-payment penalty and interest due on the note of $203,425. The Company has the option to convert the Convertible Note into shares of common stock of Embolx. The Convertible Note is secured by substantially all assets of the Noteholder. Under the SPA, the Company has a right to purchase additional notes and receive warrants on the same terms for a total potential investment amount of $2,000,000 with an additional over-allotment option of $500,000 as defined in the SPA. As additional consideration, the Company received a 5-year warrant to purchase shares of common stock of the Embolx. The shares are subject to certain piggyback registration rights under a Registration Rights Agreement. The warrant was offered at 50% of the original principal amount and will be valued at the price per share of common stock paid in the first liquidity event following October 19, 2022. The warrants were to expire five years from the original issue date. As of July 19, 2023, the note was in default and carried an additional 20% penalty and 20% interest resulting in $578,425 of other income which was recognized in the Company’s consolidated financial statements for the year ended December 31, 2023. In March 2024, the Company amended and replaced the note and terminated the warrants. The terms on the amended note receivable include an additional investment of $500,000 with a 25% original issue discount and is due on June 19, 2024. The Company was granted a $50,000 increase to the debt owed by Embolx which was applied toward legal expenses incurred during the first quarter relating to the preparation of the note documentation. For the nine months ended September 30, 2024, the Company has recognized $141,782 in other income related to the interest earned and $1,048,402 in other income related to the accretion of the discount on the Convertible Note compared to $270,833 of other income recorded as of September 30, 2023.

The note receivable is currently in default effective June 19, 2024 in the amount of $4,193,607 and the Company has elected to defer interest of $426,025 and default penalties of $838,721. On July 29, 2024, the Board of Directors approved an extension with Embolx which is currently being modified. The extension includes a forbearance agreement with Embolx which extends the note receivable until June 1, 2025.

The Company does not believe there is any impairment to the note receivable due to its secured position on the assets of Embolx and its expectation that the amounts will be recoverable if and when Embolx consummates a financial or merger transaction which is expected to happen in 2025.

The Company entered into a $50,000 short term note with 5String Solutions LLC on April 4, 2024. The terms on the note include a 12% annual interest rate from the inception of the note which was due on May 15, 2024. The note has been amended as of July 3, 2024 and the initial investment shall be deducted from the future advance and the note shall be deemed paid in full. The new note includes an additional $198,500 investment carrying a 12% interest rate. The short term note of $50,000 plus $1,500 interest calculated from April 4, 2024 to July 3, 2024, along with a $198,500 additional investment results in a $250,000 long term note due on or before April 30, 2027. On April 30, 2027 the Company has the option to convert the balance of the $400,000 note receivable into 55% ownership of 5String Solutions. In the event that the Company elects to convert the noted they subsequently have the option to purchase the remaining 45% ownership of 5String Solutions at a rate of 5-times EBITDA reported on December 31, 2026.

Interest of $11,918 has been recorded based on the outstanding balance of the $250,000 note for the period of July 3, 2024 to September 30, 2024.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2024 (unaudited)	December 31, 2023
Payroll and related costs	$288,338	$238,161
Royalties	40,075	40,075
Accrued cost of revenues	156,184	119,737
Sales tax	22,228	22,228
Other	410	410
Total	$507,235	$420,611

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

In addition, the Company has various other intangibles from past business combinations.

At September 30, 2024, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$792,570	$589,921	$4,662,886	$6,061,377
Accumulated amortization	(16,000)	(792,570)	(589,921)	(2,507,307)	(3,905,798)
	$-	$-	$-	$2,155,579	$2,155,579

At December 31, 2023, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$807,420	$599,404	$4,746,242	$6,169,066
Accumulated amortization	(16,000)	(807,420)	(599,404)	(2,323,652)	(3,746,476)
	$-	$-	$-	$2,422,590	$2,422,590

Amortization expense of intangible assets for the three months ended September 30, 2024 and 2023 was $73,443 and $74,678, respectively.

Note 5. Commitments and Contingencies

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company’s former President, CEO and Chairman. On or around January 2020, the Company had allowed Mr. Pratt’s employment agreement to not renew, but Mr. Pratt alleges in a court in Canada that the Company terminated him and that the Company owes him a severance payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the size of the Board from five to three members, and Mr. Pratt and Mr. Austin Lewis, then CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021. On November 9, 2023 the courts dismissed the claim contesting the reduction of the board size. The Company has not recorded a reserve as the outcome of these matters cannot be determined. On December 5, 2024 a trial is scheduled to begin on the claims made in the Delaware courts.

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

The Company filed a Certificate of Designations effective on December 30, 2016, which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of September 30, 2024 and December 31, 2023, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The Company made available to its ShipTime Canada exchangeable preferred shareholders the one-time option to convert existing book entry preferred shares and exchangeable rights to preferred shares into PAID common shares. As a result, certain ShipTime exchangeable shareholders exercised their rights to receive 1,461,078 shares of PAID Series A Preferred Stock for 1,461,078 shares of PAID common stock. At the same time, the Company made available to its Series A Preferred Stock shareholder the option to exchange existing Series A preferred shares for PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reflected an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. In total, the Company has reserved for future issuance of 2,106,808 shares of PAID common stock with respect to the remaining 5,918 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of September 30, 2024 for financial reporting purposes.

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

On March 21, 2023, the Company’s Board of Directors authorized the issuance of 46,961 bonus shares of PAID common stock to the CEO/CFO, one additional officer and one employee for services rendered during 2022. This bonus was valued at $82,180 based on the closing price of the Company’s common stock at March 20, 2023 and was issued in March 2023. This bonus was recorded in accrued common stock bonus in shareholders’ equity as of December 31, 2022. The Board of Directors also authorized the issuance of an additional 250,000 shares to the CEO/CFO as a renewal bonus valued at $437,500. $218,750 of share-based compensation expense was recognized immediately as 125,000 of the bonus shares were immediately vested. The remaining $218,750 of share-based compensation expense was recognized ratably during 2023 as 125,000 of the bonus shares were subject to repurchase if the CEO/CFO were to terminate employment during the period ended January 1, 2024. The Company recorded $273,438 of share-based compensation expense for the three-month period ended September 30, 2023 in connection with these additional shares.

On March 21, 2023, the Company’s Board of Directors approved the terms of the employment agreement for David Scott, the Company’s COO. Per the terms of the agreement, the Company issued 13,889 shares of PAID common stock to the COO. This compensation was valued at $25,000 based on the closing price of the Company’s common stock at September 30, 2023 and the shares were issued on April 10, 2023. The Company recorded $25,000 of share-based compensation expense in connection with the additional compensation.

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

For the three-month and nine-month periods ended September 30, 2024, the Company recorded $3,266 and $44,928, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2024 and prior years. For the three and nine-month periods ended September 30, 2023, the Company recorded $14,550 and $148,200, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2023 and prior years.

Note 7. Leases

On July 2, 2024, the Company has entered into an operating lease for our corporate office located at 700 Dorval Drive in Oakville Ontario. The lease commences September 1, 2024 with a expiration date of August 31, 2028. Our lease has a remaining lease term of forty-seven months. Future renewal options that are not likely to be executed as of the balance sheet date and are excluded from right-of-use assets and related lease liabilities.

We report operating lease assets, as well as operating lease current and noncurrent obligations on our condensed consolidated balance sheets for the right to use the building in our business.

The components of lease expense were as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Operating lease cost	$6,494	$4,503

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating lease cost	$17,199	$23,462

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash paid for amounts included in leases:
Operating cash flows from operating leases	$15,820	$24,847

Supplemental balance sheet information related to leases was as follows:

	September 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$130,481	$14,161
Current portion of operating lease obligations	$31,428	$14,162
Operating lease obligations, net of current portion	$99,078	$-
Total operating lease liabilities	$130,506	$14,162

	September 30, 2024	December 31, 2023
Weighted Average Remaining Lease Term Operating lease (in years)	3.25	0.7

Weighted Average Discount Rate Operating lease	3.37%	3.37%

A summary of future minimum payments under non-cancellable operating lease commitment as of September 30, 2024 is as follows:

Years ending December 31,	Total
2024 (remainder of year)	$8,830
2025	35,320
2026	35,473
2027	35,933
2028	23,955
Total lease liabilities	$139,511
Less amount representing interest	(9,005)
Total	130,506
Less current portion	(31,428)
Long term portion	$99,078

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding PAID, Inc. (the “Company”) and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans,"FnoteF "believes," "seeks," "estimates", "could", "may", "should", "will", "would", and similar expressions or variations of such words are intended to identify forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchase of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023.

The following discussion compares the Company's results of operations for the three months ended September 30, 2024 with those for the three months ended September 30, 2023. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total net revenue for the periods indicated.

	Three months Ended September 30,
	2024	2023	% Change
Client services	$2,495	$8,048	(69)%
Shipping coordination and label generation services	4,425,505	4,086,934	8%
Merchant processing services	17,910	12,789	40%
Total net revenues	$4,445,910	$4,107,771	8%

Revenues increased 8% in the third quarter as a result of the shipping coordination and label generation segment of the business. Marketing efforts, pricing strategies and additional personnel have contributed to the shipping volume increase of 11% in 2024.

Client services revenues which include brewery management software and shipping calculator services decreased $5,554 or 69% to $2,495 in the third quarter of 2024 compared to $8,048 in 2023. The decrease in revenues is primarily due to the cancellation of several brewery management software clients and the limited marketing of this segment of the business.

Shipping coordination and label generation services revenues increased $338,571 or 8% to $4,425,505 in the third quarter of 2024 compared to $4,086,934 in 2023.  The increase is attributable to the increase of the volume of labels generated, this is a result of the additional marketing and sales efforts in the third quarter of 2024.

Merchant processing services are available to businesses that process ecommerce online transactions. These include shipping, payments and web hosting services. The Company has recognized revenues of $17,910 and increase of $5,121 or 40% compared to $12,789 for the same period in 2023. The Company has started to market this segment of the business in 2024.

Gross Profit

Gross profit increased $139,562 or 15% in the third quarter of 2024 to $1,083,834 compared to $944,272 in 2023.  Gross margin improved 1% to 24% in the third quarter of 2024 compared to 23% for the same period in 2023.

Operating Expenses

Total operating expenses in the third quarter 2024 were $1,233,614 compared to $1,009,888 in the third quarter of 2023, an increase of $223,601 or 22%. The increase is due to increased legal expenses and the addition of several new employees and consultants in combination with the additional marketing expenses in 2024 compared to those in 2023.

Other Income/Expense, net

Net other income in 2024 was $17,221 compared to $20,833 in 2023, a decrease of $3,612 or 17%. The third quarter 2024 other income made up of gains on an interest-bearing savings account along with interest earned on notes receivable.

Net Income (Loss)

The Company recorded a net loss in the third quarter of 2024 of $133,679 compared to a net loss of $44,783 for the same period in 2023. The net loss per share for the third quarter of 2024 was ($0.02) and the net loss for 2023 was ($0.01) per share.

Comparison of the nine months ended September 30, 2024 and 2023

The following discussion compares the Company's results of operations for the nine months ended September 30, 2024, with those for the nine months ended September 30, 2023. The Company’s condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Nine months ended September 30,
	2024	2023	% Change
Client services	$15,020	$25,532	(41)%
Shipping coordination and label generation services	13,144,624	11,965,888	10%
Merchant processing services	50,314	53,007	(5)%
Total revenues	$13,209,958	$12,044,427	10%

Revenues increased 10% in the first three quarters primarily from the marketing efforts and the increase in volume to our shipping coordination and label generation services.

Client services revenues decreased $10,512 or 41% to $15,020 in the first three quarters of 2024 compared to $25,532 in 2023. This decrease is a result of the declining number of brewery management subscription clients active during the quarters.

Shipping coordination and label generation services revenues increased $1,178,736 or 10% to $13,144,624 in the first three quarters of 2024 compared to $11,965,888 in 2023. The increase is attributable to increases in volume as a result of the additional sales and marketing efforts for the same period in 2023.

Merchant processing services is available to businesses that accept credit card processing online. This segment has had limited marketing in the first three quarters and has shown a decrease of $2,693 or 5% from $53,007 in 2023 to $50,314 for the same period of 2024. The Company continues to increase the product offerings in this segment of the business.

Gross Profit

Gross profit increased $468,245 or 17% in the first three quarters of 2024 to $3,209,760 compared to $2,741,514 in 2023. Gross margin increased from 23% in 2023 to 24% in 2024. The increase in gross margin and increase in gross profit are a result of ongoing pricing evaluations of our shipping label generation services to remain competitive in the market.

Operating Expenses

Total operating expenses in the first three quarters of 2024 were $3,472,894 compared to $3,294,028 for the same period of 2023, an increase of $178,866 or 5%. The increase is primarily due to the new personnel and consultants along with increased legal fees offset by the decrease in share-based compensation for same period of 2023.

Net Income (Loss)

The Company recorded a net income in the three quarters of 2024 of $936,335 compared to a net loss of $282,537 for the same period in 2023. The increase of $1,218,872 in net income is primarily a result of Other Income recorded in the amounts of $1,048,402 for the discount and $141,780 in interest due on the note receivable. The net income (loss) per share available to common shareholders for the first three quarters of 2024 and 2023 was $0.12 and $(0.04) per share, respectively.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net income (loss) to cash and cash equivalents used in operating activities for the nine months ended September 30, 2024 and 2023 is as follows:

	2024	2023
Net income (loss)	$936,335	$(282,537)
Depreciation and amortization	230,342	233,185
Amortization of operating lease right-of-use assets	16,358	24,893
Share-based compensation	44,928	556,014
Accretion of discount on note receivable	(1,048,402)	(270,833)
Interest and penalty income accrued on note receivable	(155,198)	-
Changes in assets and liabilities	(167,099)	(295,464)
Net cash used in operating activities	$(142,736)	$(34,742)

Working Capital and Liquidity

The Company had cash and cash equivalents of $1,089,520 at September 30, 2024, compared to $2,052,421 at December 31, 2023. The Company had net working capital of $3,803,179 at September 30, 2024, an improvement of $890,229 compared to $2,912,950 at December 31, 2023. The increase in net working capital is attributable to the accretion of discount and the interest and penalties accrued on the note receivable.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of September 30, 2024, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. Our management is not aware of any litigation outstanding, threatened or pending as of the date hereof by or against us or our properties which we believe would be material to our financial condition or results of operations, except with respect to a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former President and CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the board from five to three, and Mr. Pratt and Mr. Austin Lewis, CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021. On November 9, 2023 the Delaware courts dismissed Mr. Pratt’s claim relating to the board reduction from five to three. On December 5, 2024 the trial is scheduled to begin on the claims made in the Delaware courts.

ITEM 1A.	RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of unregistered securities for the three months ended September 30, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

10.1	Amendment to 2018 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 13, 2020)
31.1	CEO and CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: November 14, 2024		W. Austin Lewis, IV, CEO, CFO

LIST OF EXHIBITS

10.1	Amendment to 2018 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 13, 2020)
31.1	CEO and CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)