Form 10-K
period 2024-12-31
PAID INC
filed 2025-04-15
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Over-the-Counter Bulletin Board on June 30, 2024 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $3,842,249.

As of March 31, 2025, the registrant had 8,136,828 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index.

PAID, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

Item 1. Business

Overview

PAID, Inc. (the “Company” or “PAID”) was incorporated in Delaware on August 9, 1995. The Company has multiple web addresses, including, www.paid.com, which offers updated information on various aspects of our operations and www.shiptime.com which showcases our online label generation software. The information contained in the Company's website shall not be deemed to be a part of this Annual Report. The Company's principal executive offices are located at 225 Cedar Hill Street, Marlborough, Massachusetts 01752 with offices also located at 700 Dorval Drive, Oakville, Ontario, Canada. The Company's telephone number is (617) 861-6050.

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

Our Business

ShipTime Inc. ShipTime’s platform provides its members with the ability to quote, process, generate labels, track and dispatch shipments while getting preferred rates on packages and skidded less than truckload (“LTL”) freight shipments throughout North America and around the world. The application provides customers with a choice of today’s leading couriers and freight carriers, all with discounted pricing allowing members to save on every shipment. In addition to these features, ShipTime also provides what it refers to as “Heroic Multilingual Customer Support.” In this capacity, ShipTime acts as an advocate on behalf of its clients in resolving matters concerning orders and shipping to enhance the customer experience.  With an increasing focus and service offering for e-commerce merchants; which include online shopping carts, inventory management, payment services, client prospecting and retention software, ShipTime can help merchants worldwide grow and scale their businesses. ShipTime generates monthly revenue through transactions and “software as a service” (SAAS) offerings. We actively sell directly to small and medium businesses and through long standing partnerships with selected associations throughout Canada and we currently serve in excess of 89,700 members across the world.

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

Business Strategy

The Company’s focus in 2024 was to effectively execute the integration of Paid Inc. and ShipTime while ensuring that our vision (“To provide a comprehensive e-commerce platform for small to medium enterprises”) continued to move toward this goal by the adding fundamental tools for our members to compete in today’s on-line marketplace.

While the ShipTime portion of our business is our key revenue driver; our strategy in 2024 was to continue to build out the foundation of the Paid platform of e-commerce products while driving our core business forward. By continuing to offer small to medium enterprises meaningful solutions and an integrated infrastructure platform we can enhance the value proposition to both our channel partners and our growing customer base allowing us to cost effectively break into new markets.

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

BeerRun continues to be a component of the Company and remains effective for the existing clients. Our strategy for 2025 is to continue to wind down this segment of the business as we are no longer investing in new technologies and development in the Craft Brewing industry.

As ShipTime has been cash flow positive we are able to take advantage of the excess cash with long- and short-term investments. During 2022, the Company entered into a Securities Purchase Agreement with respect to a secured $1.875 million convertible note made by Embolx, Inc., a California corporation. Pursuant to the Securities Purchase Agreement, the Company loaned USD $1.5 million to Embolx. The Note was purchased at a 20% ($375,000) original issue discount and was subject to a 9-month maturity, after which, if unpaid, would then carry a 20% interest rate.  The Company has the option to convert the note into shares of common stock of Embolx.  Under the Securities Purchase Agreement, the Company had the right to purchase additional shares on the same terms. An agreement to extend the Note in 2024 has been authorized which includes an additional $500,000 investment with a 25% original issue discount. Additionally, Management feels that the assets of Embolx are sufficient to satisfy the obligation of the note receivable. Management continues to evaluate the financial status of Embolx and the potential sales of their business.

The business strategy described above is intended to expand our markets, increase revenue per member while enhancing our opportunities in the online ecommerce market. There are always a variety of factors that may impact our plans and inhibit our success. See “Risk Factors” included in Item 1A. Therefore, we have no guarantees and can provide no assurances that our plans will be successful.

Marketing and Sales

The Company continues to successfully nurture and grow relationships with our channel partners and has added new relationships that are global in scope. While much of the growth and success in 2024 was the result of the cooperative efforts of ShipTime sales staff, our channel partners and our marketing strategies play a key role in the Company’s growth. Additions to our sales team have allowed us to continue to pursue opportunities with channel partners.

The Company will continue to market PAID and ShipTime throughout 2025 and beyond. Cross-selling efforts will be enhanced, and new features are being added to our Paid platform. Based on experience and feedback with existing partnerships that promote our product lines, the Company believes that creating additional partnerships in the United States and beyond North America is an effective marketing tool to promote and encourage new registrations. Additional resources and marketing initiatives will be utilized to increase onboarding and convert our members to being active long-time users of the Company’s services in order to accelerate our growth.

Revenue Sources

In 2024, our revenues were primarily derived from our label generation services. This portion of our business has maintained consistent growth since our merger in 2016. In addition to the label generation services we continue to focus on launching our new e-commerce platforms. See “Risk Factors” included in Item 1A. We have no guarantees and can provide no assurances that our plans will be successful.

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

Employees

As of March 31, 2025, the Company currently has twenty-six full time equivalent employees and one part-time employee. We have no collective bargaining agreements and consider the relationship with our employees to be excellent.

Government Regulation

We are not currently subject to direct federal, state or local regulations, and laws or regulations applicable to access or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below before deciding to invest in shares of our common stock. If any of the following risks or uncertainties actually occur, our business, prospects, financial condition and operating results would likely suffe~~r~~. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

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

We require substantial working capital to fund our business. If we are unable to obtain additional financing in the amounts desired and on acceptable terms, or at all, or issue stock, we could be required to significantly reduce the scope of our expenditures, which impact our business potential and the market price of our common stock. By raising additional funds by issuing equity securities, our shareholders will be further diluted. Based on our cash position as of December 31, 2024, we believe we have sufficient capital to fund our anticipated operating expenses over the next 12 months.

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

As a strategic response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on our results of operations and financial condition. In 2024, our revenues were derived from our shipping coordination, shipping label generation services, shipping calculator services, and eCommerce solutions.

The successful operation of our business depends upon the supply of critical technology elements from other third parties, including our internet service provider and technology licensors.

Our operations depend on a number of third parties for internet/telecom access, delivery services, and software services. We have limited control over these third parties and no long-term relationships with many of them. We rely on an internet service provider to connect our websites to the internet. From time to time, we have experienced temporary interruptions in our website’s connection and also our telecommunications access. The Company has migrated our hosted services to a cloud based offsite location in order to mitigate any potential outages. We license technology and related databases from third parties for certain elements of our property. Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services. Our internally developed software depends on the operating system, database and server software that was developed and produced by and licensed from third parties. We have discovered from time-to-time errors and defects in the software from these third parties and, in part, rely on these third parties to correct these errors and defects in a timely manner. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact on our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

Our failure to manage growth could place a significant strain on our management, operational and financial resources.

Growth places a significant strain on our management, operational and financial resources, and has placed significant demands on our management, which currently include two executive officers, a director of marketing, a vice president of sales and a vice president of finance. In order to manage growth, we will be required to expand existing operations, particularly with respect to enhanced product offerings, customer service and development, to improve existing and implement new operational, financial systems, procedures and controls. In 2024, the Company added several consultants to assist with development of the Paid platform and operational needs and will continue to add technical and marketing personnel.

We have experienced some strain on our resources because of:

●	the need to manage relationships with various technology licensors, other websites and services, and other third parties;
●	pressures for the continued development of our core of software products; and
●	the need for additional operational, finance, development, and technology personnel.

Difficulties we may encounter in dealing successfully with the above risks could seriously harm our operations. We cannot offer any assurance that our current personnel, systems, procedures and controls will be adequate to support our future operations or that management will be able to identify, hire, train, retain, motivate and manage the required personnel.

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

We believe that our future success will depend upon our ability to identify, attract, hire, train, motivate and retain other highly skilled managerial, accounting, technical consulting, marketing and customer service personnel. The Company has recently been awarded a “Great Place to Work” certification in Canada. We have added five new employees with minimal turnover in the last year. We cannot offer assurances that we will be successful in attracting, assimilating or retaining the necessary personnel, and failure to do so could have an adverse effect on our business.

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

A key element of our strategy is to generate a high volume of traffic to and use of, our products. Accordingly, satisfactory performance, reliability and availability of the shipping calculations, transaction processing systems and network infrastructure are critical to our operating results, as well as our reputation and our ability to attract and retain customers and maintain adequate customer service levels.

We periodically have experienced minor systems interruptions, including internet disruptions. Some of the interruptions are due to upgrading our technology. During these upgrades, the outages generally lasted less than an hour. Any systems interruptions, including internet disruptions, which result in the unavailability of our services, could harm our business. In addition to placing increased burdens on our engineering staff, these outages create a large number of user questions and complaints that need to be responded to by our personnel. We cannot offer assurances that:

●	we will be able to accurately project the rate or timing of increases if any, in the use of our services;

Any disruption in access to our websites and services or any systems failures could significantly reduce consumer demand for our services, diminish the level of traffic to our products, impair our reputation and reduce our e-commerce and advertising revenues.

We currently identify vulnerabilities with our communications hardware and computer hardware.

Our main servers are cloud-based and are located within two separate third party hosting facilities. The virtual servers are spread across North America. ShipTime maintains several non-critical servers which are located in Canada with daily operations conducted in Oakville, Ontario. Neither our Massachusetts facilities nor our Canadian facilities are protected from flood, power loss, telecommunication failure, break-in and similar events however the equipment located at these offices is not considered critical to our service offerings.

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

Our most important intellectual property relates to the software for our shipping calculator, label generation and eCommerce solutions. We do not have any patents or patent applications for our designs or innovations, except for our patent with respect to our online auction shipping and tax calculator. We may not be able to obtain copyright, patent or other protection for our proprietary technologies or for the processes developed by our employees. Legal standards relating to intellectual property rights in computer software are still developing and this area of the law is evolving with new technologies. Our intellectual property rights do not guarantee any competitive advantage and may not sufficiently protect us against competitors with similar technology.

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

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, fuel prices, interest and tax rates and inflation, can significantly impact our operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending, can also significantly impact our operating results. Negative factors such as challenging economic conditions, public concerns over terrorism and security incidents, particularly when combined, can impact corporate and consumer spending and one negative factor can impact our results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by economic conditions, thereby possibly impacting our operating results and growth.

Security breaches and credit card fraud could harm our business.

We rely on encryption and authentication technology licensed from a third party through an online user agreement to provide the security and authentication necessary to effect secure transmission of confidential information. We believe that a significant barrier to e-commerce and communications is the secure transmission of confidential information over public networks. We cannot give assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction data. If this compromise of our security were to occur, it could have a material adverse effect on our business, results of operations and financial condition. A party who is able to circumvent our security measures and those of our third-party providers could misappropriate proprietary information or cause interruptions in our operations. To the extent that the activities of our Company or third-party contractors involve the storage and transmission of proprietary information. Security breaches could expose us to a risk of loss or litigation and possible liability. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. We cannot offer assurances that our security measures will prevent security breaches or that failure to prevent these security breaches will not have a material adverse effect on our business.

Our industry may be exposed to increased government regulation.

Our Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to, or commerce on, the internet. Today there are relatively few laws specifically directed towards online services, other than to protect user privacy or minors. However, due to the increasing popularity and use of the internet, it is possible that a number of laws and regulations may be adopted with respect to the internet, covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, fraud, taxation, advertising, intellectual property rights and information security. As the company expands its products, services and geographical scope, it may face new regulatory requirements. Compliance with additional regulation could hinder our growth or prove to be prohibitively expensive.

The applicability to the internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take time to resolve. In addition, because our service is available over the internet in multiple states, and we sell to numerous consumers resident in these states, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state. Our failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject our Company to taxes and penalties for the failure to qualify. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

Risks Associated with our Common Stock

Our stock price has been and may continue to be very volatile.

The market price of the shares of our common stock has been, and is likely to be, highly volatile. During the year ended December 31, 2024 our stock price as quoted on the OTC Pink operated by the OTC Markets Group, Inc., on the OTCPINK has ranged from a high of $3.74 per share to a low of $1.29 per share. The variance in our share price makes it difficult to forecast with any certainty the stock price at which you may be able to buy or sell your shares of our common stock. The market price for our stock could be subject to wide fluctuations in response to factors that are out of our control such as:

●	actual or anticipated variations in our results of operations;
●	announcements of new products, services or technological innovations by our competitors;
●	short selling our common stock and stock price manipulation;
●	merger, split or issuance;
●	developments in internet regulation; and
●	general conditions and trends on the internet and e-commerce industries.

The trading prices of many technologies companies' stock have experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market factors may adversely affect the market price of our common stock. These market fluctuations, as well as general economic, political and market conditions such as recessions or interest rate fluctuations, may adversely affect the market price of our common stock. Any negative change in the public's perception of the prospects of Internet or e-commerce companies could depress our stock price regardless of our results.

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

Our common stock is currently quoted on the OTCPINK, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There are a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the year ended December 31, 2024 the actual daily trading volume ranged from a low of 0 shares of common stock to a high of 13,200 shares of common stock. Selling our shares can be more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares purchased should they desire to do so.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Disclosure of Risk Management, Strategy, and Governance Regarding Cybersecurity Risks

Our Board of Directors engages in regular discussions to address our Company’s principal risks, including those related to cybersecurity, ensuring comprehensive management and oversight. In alignment with this commitment, our cybersecurity leadership, comprising the Chief Operating Officer, DevOps Resource Manager of Security, Senior Systems Architect, DevOps Engineer, and Senior Technical Project Manager, forms a core committee dedicated to the review and strategic planning of our cybersecurity initiatives. This team's collaborative efforts are instrumental in steering our Company's approach to identifying, evaluating, and mitigating cybersecurity risks.

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

Item 2. Properties

The Company’s primary offices are located at 700 Dorval Drive, Oakville, Ontario with a principal executive office at 225 Cedar Hill Street, Marlborough, Massachusetts, pursuant to a lease agreement for the Oakville property which expires in August 2028. The agreement for the Marlborough, Massachusetts office is month to month.

Item 3. Legal Proceedings

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. Our management is not aware of any litigation outstanding, threatened or pending as of the date hereof by or against us or our properties which we believe would be material to our financial condition or results of operations, except with respect to a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former President and CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment in addition to claims of an unpaid bonus. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the board from five to three, and Mr. Pratt and Mr. Austin Lewis, CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision and, in November 2023 this claim was dismissed. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021.

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

2023	High	Low
Quarter ended March 31, 2023	$1.80	$1.15
Quarter ended June 30, 2023	$1.85	$1.60
Quarter ended September 30, 2023	$1.74	$1.34
Quarter ended December 31, 2023	$1.70	$1.20
2024	High	Low
Quarter ended March 31, 2024	$1.60	$1.40
Quarter ended June 30, 2024	$1.64	$1.30
Quarter ended September 30, 2024	$3.20	$1.29
Quarter ended December 31, 2024	$3.74	$2.45

As of March 31, 2025, there were approximately 868 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

We have not previously paid cash dividends on our common stock, and intend to utilize current resources to operate the business; thus, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

Exchangeable Shares

Holders of our subsidiary’s exchangeable shares have the same dividend and distribution rights as holders of Company shares, and if Company shares are subdivided or in the event of a Company stock dividend, the exchangeable shares will be equally subdivided, as exchangeable shares are intended to be economically the same as shares of common or preferred stock of the Company. The Company will have a “liquidation call right” in the event of proposed liquidation, dissolution or winding up of ShipTime Canada Inc.  Absent prior events, the Company could have elected to redeem the exchangeable shares on the fifth anniversary for shares of the Company’s preferred stock and common stock.  By agreement, exchangeable shares also may be purchased by ShipTime Canada Inc. for cancellation.  The Company also has a right to call the shares in the event of a change in the applicable laws.

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

Equity Compensation Plan Information

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	-	$0.00	-
Equity Compensation Plans Not Approved by Security Holders	488,860	$2.75	455,640
Total	488,860	$2.75	455,640

See Note 10, Notes to Consolidated Financial Statements for the years ended December 31, 2024 and 2023 included in Part IV, Item 15, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

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

Although forward-looking statements in this Annual Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors.”

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

Overview

ShipTime Inc. has developed a SaaS based application, which focuses on the small to medium business segment. This offering allows members to quote, process, generate labels, insure, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers, all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small businesses and through long standing partnerships with selected associations throughout Canada.  Our focus in 2024 will be to continue to grow this portion of our business.

PAID, Inc. (the “Company”) has developed a full line of SaaS-based business services including PaidPayments, PaidCart, PaidShipping and PaidWeb. These eCommerce services provide commerce solutions to small - and medium-sized businesses by enabling them to use one platform to market their products, sell their goods and services, accept payment, and create repeat sales though an online payment processing solution. This capability also provides cost advantages, rapid response to market needs, simplified processes for boarding business and a seamless interface for our merchant customers.

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

Note Receivable

The Company has two notes receivable outstanding that accrue annual interest and penalties for non-payment. The notes are backed by the assets of the debtor and management continues to evaluate the collectability of the notes. The Company has recognized significant gains on interest and penalties, however, as of the year ended 2024, one of the notes is in default. If the Company determines this note is uncollectible, it could result in a significant loss and subsequent litigation for the Company.

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

The following discussion compares the Company's results of operations for the year ended December 31, 2024 with those for the year ended December 31, 2023. The Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Years ended December 31,
	2024	2023	% Change
Client services	$17,815	$33,938	(48)%
Shipping coordination and label generation services	18,499,613	16,465,724	12%
eCommerce services	68,097	65,167	4%
Total revenues	$18,585,525	$16,564,829	12%

Revenues increased $2,020,696 or 12% in 2024 primarily from a result of the 32% fourth quarter increase in shipping coordination and label generation services due to the impacts of the Canada Post carrier strike. This event has had a significant impact on the entire Canadian transportation industry.

Client services revenues, which include brewery management software and shipping calculator services decreased $16,123 or 48% to $17,815 compared to $33,938 in 2023. The decrease was attributable to the cancellation of several clients using our brewery management software and the limited marketing of this segment of the business.

Shipping coordination and label generation services revenues increased $2,033,889 or 13% to $18,499,613 in 2024 compared to $16,465,724 in 2023.  The increase is largely attributable to impacts of the Canada Post strike and the additional marketing for this segment of the business.

eCommerce services have launched its United States shipping portal which resulted in an increase of $2,930 or 4% to $68,097 in 2024 compared to $65,167 in 2023. The Company continues to increase the product offerings in this segment of the business.

Gross Profit

Gross profit increased $285,768 or 8% to $4,071,417 in 2024 compared to $3,785,648 in 2023. Gross margin remained at 23% for the years ended 2024 and 2023. The increase in gross profit was due to growth of the shipping coordination and label generation service revenues.

Operating Expenses

Total operating expenses in 2024 were $4,564,799 compared to $4,373,471 in 2023, an increase of $191,328 or 4%. The increase is mainly due to the salaries for newly hired employees and consultants in 2024.

Other Income/Expense, net

Net other income in 2024 was $1,215,925 compared to $849,258 in 2023, an increase of $366,667 or 43%. The 2024 amount is made up of a gain of $1,192,182 on the Embolx, Inc. note receivable and an additional gain of $25,884 for the note receivable with 5String Solutions.

(Benefit) Provision for Income Taxes

Total income tax (benefit) provision for 2024 was $(41,049) compared to $(91,779) in 2023. The change of $50,730 is a result of the net effect of the adjustment for long term tax liabilities.

Net Income

The Company reported a net income in 2024 of $763,592 compared to $353,214 for the same period in 2023. The basic income per common share in 2024 is $0.09 compared to $0.04 per common share in 2023.

Inflation

The Company believes that inflation has not had a material effect on its results of operations.

Cash Flows

A summarized reconciliation of the Company's cash flows for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Net income	$763,592	$353,214
Depreciation and amortization	304,797	309,972
Accretion of discount on note receivable	(1,048,402)	(270,833)
Interest and default income accrued on note receivable	(156,410)	(578,425)
Amortization of operating lease right-of-use assets	13,710	29,831
Deferred income taxes	(41,504)	(99,914)
Share-based compensation	235,575	703,761
Changes in current assets and liabilities	376,285	(212,090)
Net cash provided by operating activities	$447,643	$235,516
Net cash used in investing activities	$(756,526)	$-
Net cash provided by (used in) financing activities	$392	$3,412
Effect of exchange rate on cash and cash equivalents	$(138,537)	$26,245
Net change in cash and cash equivalents	$(447,028)	$265,173

Working Capital and Liquidity

The Company had cash and cash equivalents of $1,284,965 on December 31, 2024 compared to $1,731,993 on December 31, 2023. The Company had working capital of (629,467) on December 31, 2024 compared to $2,592,522 on December 31, 2023, a decrease of (3,221,989). The decrease in working capital is primarily attributed to the reclassification of the short term note receivable to long term.

Management believes that the Company has adequate cash resources to fund operations during the next 12 months. In addition, management continues to explore opportunities and partnerships to grow the Paid platform of services. However, there can be no assurance that the anticipated growth in new business will occur, and that the Company will be successful in launching new products and services. Management continues to seek alternative sources of capital to support the growth of future operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, the Company is not required to provide the information for this Item 6A.

Item 8. Financial Statements and Supplementary Data

The financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page 36.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer /Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of December 31, 2024, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As described in our accompanying Management's Annual Report on Internal Control over Financial Reporting, we have identified four remaining material weaknesses in internal controls over financial reporting. Because of these remaining material weaknesses, we concluded that, as of December 31, 2024 our internal control over financial reporting was not effective based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We continued to review new procedures and controls in 2024 and have taken steps to remediate the material weaknesses at the entity and activity levels, and to review further our procedures and controls in 2024. In addition, we expect to continue improve our infrastructure, personnel and related processes in order to strengthen and materially affect our internal control over financial reporting.

Prior to the complete remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls even where we conclude the controls are operating effectively can provide absolute assurance that all control issues, including instances of fraud, if any have been detected. These inherent limitations include the fact that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be immediately detected and could be material to our financial statements.

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

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting of the Company. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer/Chief Financial Officer and affected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management, with the participation of our principal executive officer/principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2024 based on criteria established under the COSO integrated framework of internal controls. The COSO framework identifies five components of internal control and provides a basis for evaluating the effectiveness of internal controls. Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2024 due to the following:

1.	Entity Level Controls

-	Ineffective control environment, including lack of corporate governance
-	Ineffective communication of information
-	Ineffective monitoring of activities

2.	Activity Level Controls

-	Lack of procedures and control documentation
-	Lack of procedures for contract asset and contract liability reporting
-	Lack of reconciliation of cash held in reserve
-	Ineffective review of concessions provided to customers

1. Inadequate Entity Level Controls

Ineffective Control Environment, Including Lack of Corporate Governance

The Control Environment is the tone of an organization and how the tone influences the control consciousness of its people. Control Environment factors include the integrity, ethical values, and competence of the entity’s people; management’s philosophy and operating style; the way management assigns authority and responsibility; the way management organizes and develops its people; and the attention and direction provided by the audit committee and board of directors. The Control Environment includes the Company’s Corporate Governance which is made up of a set of practices, policies, laws, and principals, designed to provide guidance and structure to directors, managers, and employees with a clear view of corporate goals and business objectives. These processes and procedures need to be clearly defined, presented and administered to each participant in the organization, and should document the distribution of rights and responsibilities among employees, management, clients and customers.

Steps taken towards Remediation for an Ineffective Control Environment:

●

Management continues to focus on the Company culture with engagement between the employees and senior management. Culture and values have been added to the company handbook which is reviewed annually. and the communication of goals for the products and services that the company offers.

●

The CEO/CFO communicates to the Board of Directors all new products and goals that on the technology roadmap. These items are reviewed by senior management and the COO on a weekly basis to ensure that all members of the Company are aligned on the Company’s vision.

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

Steps taken towards Remediation of Ineffective Communication of Information:

●	The IT department has created new positions in order to implement technology controls and oversee work development activity that could have a direct impact on the Company.
●	Human Resources has implemented an annual review process for all employees which assures that goals are set to assist the Company in communicating the business objectives.

Ineffective Monitoring of Activities

Monitoring is a process that assesses the quality of internal control performance over time.

Steps taken towards Remediation of Ineffective Monitoring of Activities:

●	The COO and VP of Finance meet weekly to review risk, discuss strategy and create policies and procedures to monitor the day-to-day operations.
●	Third party services have been engaged with to monitor fraud, reduce risk and prevent malicious behavior to our website and on our platform.

The Company believes improvements have been made to remediate its material weakness in the internal controls over financial reporting at the entity level but does not have the appropriate documentation to support its efforts. The Company also believes that further work is still required to develop appropriate controls in some aspects of entity level control to provide reasonable assurance that controls are designed in the most effective and efficient manner possible. While we believe these changes will be effective at mitigating the risk of material a error, there continues to be additional work required for us to conclude that all three of these control areas are operating effectively. As noted in the Management's Report on Internal Control over Financial Reporting, we consider each of these control areas within the entity level control to constitute a material weakness.

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

Steps taken towards Remediation of Revenue Recognition:

●

The Company continues to use automation to support its financial reporting. Our internal software produces real-time transactional based reporting that is tied to our cash transactions. This automation eliminated the risk of human error for these tasks and created a more concise audit trail in the revenue recognition process.

●	Reconciliations to contract assets and contracts liabilities have been created to establish cutoff periods for system generated reports.

Steps taken towards Remediation of Financial Closing:

●

The Company closes its books and reconciles all accounts monthly and provides management with a comprehensive set of financial and operating reports and analysis of results. All transactions are audited on a quarterly basis.

●	The CEO/CFO receives daily cash balances and monthly financial updates on each segment of the Company.

Steps taken towards Remediation of Cash held in Reserve:

●	The Company will implement a reconciliation process to review and record cash held in reserve at month end.

The Company has made improvements to the activity level controls specifically with regard to the deficiencies with the financial close. In addition, further work is required to develop appropriate controls in the other aspects of activity level control to provide reasonable assurance that controls are designed in the most effective and efficient manner possible. Therefore, while we believe these changes are effective at mitigating risk of material error, there continues to be additional work required for us to conclude that this control area is operating effectively. Therefore, as noted in the Management's Report on Internal Control over Financial Reporting, we consider this control area within the activity level control to constitute a material weakness.

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

As a smaller reporting company, our independent registered public accounting firm is not required to issue a report on the Company's internal control over financial reporting as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

As discussed in the Managements' Annual Report on Internal Control over Financial Reporting, the Company continues to make improvements to the entity and activity controls and expects to take further steps in 2025 to remediate the outlined deficiencies. The Company monitors all financial activity and has implemented automated tools to support the reconciliation process specific to financial reporting. The Company has added many new reconciliations to assist with the financial reporting. The CEO/CFO has worked with the SVP of Finance and management to identify areas of improvement and together they continue to implement cross training and redundancies to assist with internal controls. Departmental budgets have been established, and all transactions are reviewed monthly. The forecast is reviewed by the CFO on a regular basis and all members of Management contribute to the review. While we believe these improvements are effective at mitigating the risk of a material error, we have not yet concluded that they are operating effectively. There were several areas of improvement in our segregation of duties, financial closing, and information technology controls that have positively impacted our internal control over financial reporting for the fiscal year ended 2024.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of PAID:

Name	Age	Position
W. Austin Lewis, IV	49	CEO, CFO
David Scott	30	COO
Andrew Pilaro	55	Director
Laurie Bradley	71	Director
David Ogden	62	Director

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

Andrew Pilaro has served as a Director of PAID since September 2000. He is President of CAP Properties Limited, a family office which is an investment management company, with a primary responsibility for asset management. Mr. Pilaro was asked to serve as a director because he provides investment management skills and has a general business background.

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

David Ogden is the CEO of Soho Management Consulting, a global investment consulting firm, and President of Soho Printing LLC in Naples, Florida. He has held many senior positions with FedEx, including Managing Director of Sales for the FedEx Middle East and Africa region based in Dubai, where he played a key role in India's launch as a directly served FedEx location. Additionally, he served as Managing Director of FedEx Logistics in the Middle East and Africa, where he was responsible for establishing the region's first FedEx Logistics subsidiary. After his tenure with FedEx, he relocated to Egypt, where he established a group of companies offering best-in-class business support services under a holding company. Following Egypt, he moved to Abu Dhabi to work for an alternative investment company focused on developing warehousing and logistics parks in the United Arab Emirates. Recently, he has been involved with e-commerce ventures from around the world.

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

David Scott currently serves as the Chief Operating Officer of Paid, having previously held the role of Director of Technology, joining the company in 2017. With a background in computer science from Mohawk College and McMaster University, Mr. Scott has been instrumental in driving Paid's technological innovation, operational scalability, and market expansion. As COO, he oversees technology, marketing, support, and business analytics, ensuring Paid and its flagship shipping platform, ShipTime, remain industry leaders. His leadership continues to drive efficiency, innovation, and strategic growth, reinforcing Paid’s position as a trusted solution for businesses across North America.

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

Audit Committee Report

The Audit Committee reviewed and discussed our audited consolidated financial statements for the year ended December 31, 2024 with our management.  The Audit Committee also reviewed and discussed our audited consolidated financial statements, and the matters required to be discussed, by the Public Company Accounting Oversight Board (“PCAOB”), including material weaknesses and other internal control deficiencies with KMJ Corbin & Company LLP and dbbmckennon, our independent registered public accounting firm. The Audit Committee received from KMJ Corbin & Company LLP and dbbmckennon the written disclosures and letter required by applicable requirements of the PCAOB regarding the independent accountant's communications with the audit committee concerning independence and has discussed with the independent accountant the independent accountant's independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The Audit Committee
/s/ Andrew Pilaro

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

On March 29, 2021, the Company entered into an Employment Agreement and an Executive Non-Competition Agreement with W. Austin Lewis, IV, as CEO of the Company, with an effective date of January 4, 2021. The Employment Agreement is for a two-year term from the effective date with automatic one-year renewals subject to 12 months’ notice of termination by the Company. Mr. Lewis shall receive an annualized salary of $300,000 and may qualify for a bonus. Mr. Lewis also received 250,000 shares of Company’s common stock as a signing bonus, of which 125,000 shares may be repurchased at $1.91 per share in the event that Mr. Lewis terminates his employment prior to January 1, 2022.  In addition, other than termination “for cause”, Mr. Lewis qualifies for a one-year severance of his then current salary. By separate agreement dated March 29, 2021, Mr. Lewis is also bound by a non-competition restriction for a period of 12 months following termination. On March 21, 2023, the Board of Directors approved a renewal of Mr. Lewis’s employment agreement.  The Amendment to the Employment Agreement is for a two-year term with automatic one-year renewals subject to 12 months’ notice of termination by the Company.  Mr. Lewis shall receive an annualized salary of $321,000 and may qualify for a bonus.  Mr. Lewis also received 250,000 shares of the Company’s common stock of which 125,000 shares may be repurchased at $0.01 per share in the event that Mr. Lewis terminated his employment agreement prior to January 1, 2024. On March 23, 2023, the Board of Directors approved the terms of an employment contract for David Scott, the Company’s COO.  The Employment Agreement as executed is for a one-year term with automatic one-year renewals subject to 6 months’ notice of termination by the Company.  Mr. Scott shall receive an annualized salary of $214,000 CAD and may qualify for a bonus.  Mr. Scott also received $25,000 USD shares of the Company’s common stock which may be repurchased at $0.01 per share in the event that Mr. Scott terminated his employment agreement prior to April 1, 2024.

Compensation to the Named Executive Officers

The following table sets forth the compensation of the Company's chief executive officer, chief financial officer and the chief operating officer, and each officer whose total cash compensation exceeded $100,000, for the last two fiscal years ended December 31, 2024 and 2023.

	Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards ($)	Total
W. Austin Lewis, IV (1)(2)(4)(6)(8) (CFO, CEO)	2024	$321,000	$131,407	$-	$452,407
	2023	$321,000	$550,256	$-	$871,256
David Scott (3)(5)(6)(7)(9) (COO)	2024	$163,558	$77,298	$-	$240,856
	2023	$158,509	$81,378	$-	$239,887

1.	Mr. Lewis’s start date was July 31, 2012.
2.	Mr. Lewis’s salary was approved by the Board of Directors at $321,000.
3.	Mr. Scott was promoted to Chief Operating Officer on May 1, 2020.
4.	Mr. Lewis received 250,000 shares on March 29, 2023 valued at $1.75 per share.
5.	Mr. Scott received 13,889 shares on April 10, 2023 valued at $1.80 per share.
6.

Mr. Lewis’ bonus for 2023 includes $112,756 to be paid out in 2024 in cash and shares was approved by the Board of Directors on February 22, 2024. 36,373 shares were valued at $1.55 per share based on the close price of the Company’s common stock at February 21, 2024

7.

Mr. Scott’s bonus for 2023 includes $56,378 to be paid out in 2024 in cash and shares, which was approved by the Board of Directors on February 22, 2024.  9,093 shares were valued at $1.55 per share based on the close price of the Company’s common stock at February 21, 2024.

8.

Mr. Lewis’s bonus for 2024 includes $139,136 to be paid out in 2025 in cash and shares, which was approved by the Board of Directors on March 07, 2024.  34,440 shares were valued at $3.03 per share based on the close price of the Company’s common stock at March 06, 2024.

9.

Mr. Scott’s bonus for 2024 includes $77,298 to be paid out in 2025 in cash and shares, which was approved by the Board of Directors on March 07, 2024.  12,755 shares were valued at $3.03 per share based on the close price of the Company’s common stock at March 06, 2024.

The following tables set forth certain information related to outstanding equity awards as of December 31, 2024 for our executive officers.

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

On August 13, 2020, the Board of Directors approved cash compensation to board members equal to $4,000, payable in equal installments quarterly, plus an additional $6,000 for each chairperson payable in equal installments quarterly. There were no options granted to executives in 2022. On March 23, 2023 the Board of Directors approved stock option awards of 15,000 shares for board members and an additional 20,000 shares for committee chairmen.  These awards take into consideration the absence of option issuance in 2021 and 2022. Options were granted at an exercise price of $1.75 per share and vested immediately. The Company recorded $104,550 of share-based compensation with relation to the options granted to the Board. On February 22, 2024 the Board of Directors approved stock option awards of 5,000 shares for board members and an additional 5,000 shares for committee chairmen.  Options were granted at an exercise price of $1.55 per share and vested immediately. The Company recorded $31,500 of share-based compensation with relation to the options granted to the Board.

The following table provides compensation information for the one-year period ended December 31, 2024 for the only non-employee members of our Board of Directors.

	Director Compensation in 2024
Name	Fees earned or paid in cash	Option Awards ($)	Total
Andrew Pilaro	$10,000	$14,500	$24,500
Laurie Bradley	$10,000	$14,500	$24,500
David Ogden	$4,000	$7,250	$11,250

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 31, 2025 of each of our directors and executive officers, and all of our directors and executive officers as a group, and other beneficial owners holding more than five percent of the Company’s issued and outstanding shares.

	Amount and Nature of Beneficial Ownership		Percent of Class (2)
W. Austin Lewis, IV	3,348,298		39%
Allan Pratt	2,222,273	(3)	26%
David Scott	134,008	(6)	2%
John Smith	887,100		10%
David Ogden	55,000	(4)	1%
Laurie Bradley	119,217	(5)	1%
Andrew Pilaro	110,000	(1)	1%
All directors beneficial owners	6,856,911		80%

(1)	Includes options to purchase 102,000 shares of the Company’s common stock.
(2)	Percentages are calculated on the basis of the amount of outstanding securities plus for such person or group, any securities that person or group has the right to acquire within 60 days.
(3)	Included in this amount are shares authorized and reserved for future issuance from exchangeable shares.
(4)	Includes options to purchase 55,000 shares of the Company’s common stock.
(5)	Includes options to purchase 92,500 shares of the Company’s common stock.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company did not engage in any transaction in 2024 or 2023, and does not currently propose any transaction, in which the Company was a participant whereas the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

dbbmckennon is our independent registered public accounting firm for the period of May 29, 2024 through current, KMJ Corbin & Company LLP (“KMJ”) was our independent registered public accounting firm through May 29, 2024 and for year ended December 31, 2023.

The following is a summary of the fees billed to the Company by KMJ and dbbmckennon for professional services rendered for the years ended December 31, 2024 and 2023. These fees are for work performed in the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

	2024	2023
Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Quarterly Reports (together, the “Financial Statements” ) and for services normally provided in connection with statutory and regulatory filings or engagements	$67,500	$78,500
Tax Fees
Consists of fees billed for tax compliance, tax advice and tax planning	6,900	6,600
Total All Fees	$74,400	$85,100

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

10.8	Exchange and Call Rights Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 23, 2016)
10.9	Support Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 23, 2016)
10.10+	Employment Agreement for Allan Pratt (incorporated by reference to Exhibit 10.5 to Form 8-K filed on December 23, 2016)
10.11+	Employment Agreement for W. Austin Lewis IV dated March 29, 2021 (incorporated by reference to Exhibit 10.11 to Form 10-K filed on March 31, 2021)
10.12+	Non-Compete Agreement for W. Austin Lewis IV dated March 29, 2021 (incorporated by reference to Exhibit 10.12 to Form 10-K filed on March 31, 2021)
10.13+	Addendum to Employment Agreement for W. Austin Lewis IV dated March 21, 2023 (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 31, 2023)
10.14+	Employment Agreement for David Scott dated March 29, 2023 (incorporated by reference to Exhibit 10.14 to Form 10-K filed on March 31, 2023)
10.15	Securities Purchase Agreement dated March 26, 2024, by and between Paid, Inc. and Embolx, Inc. (incorporated by reference to Exhibit 10.15 to Form 10-K filed April 1, 2024)
10.16	Convertible Note dated March 26, 2024 by Embolx, Inc for the benefit of Paid, Inc. (incorporated by reference to Exhibit 10.16 to Form 10-K filed April 1, 2024)
10.17	Security Agreement dated March 26, 2024 by and between Embolx, Inc. and Paid, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K filed April 1, 2024)
31.2*	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.0*	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
EX-101.INS	Inline XBRL Instance Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*filed herewith
+Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAID, INC.

	By:	/s/ W. Austin Lewis, IV
Date: April 15, 2025		W. Austin Lewis, IV, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Pilaro
Andrew Pilaro	Director	April 15, 2025

/s/ Laurie Bradley
Laurie Bradley	Director	April 15, 2025

PAID, INC. & SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paid, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Paid, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current year audit of the financial statements that was communicated, or required to be communicated, to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Recoverability of Note Receivable

Description of the Matter:

As discussed in Notes 4 and 5 to the financial statements, the Company has a note receivable from a third party. Management’s assessment of the recoverability of the note receivable involves significant judgment and estimates related to the borrowers’ financial condition and future sources of cash flows. These were the principal considerations that led us to determine this as a critical audit matter.

How We Addressed the Matter in our Audit:

We obtained an understanding of the controls over the Company’s identification of the allowance estimation process. To evaluate the third party’s ability to repay the note, our audit procedures included, among others, obtaining and reviewing the note receivable agreements, reviewing the third party’s financial statements and cash flow projections, confirming with the third party as to the balance and terms of the note receivable, and evaluating subsequent events.

/s/ dbbmckennon

We have served as the Company's auditor since 2024.

San Diego, California

April 15, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PAID, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of PAID, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

We served as the Company’s auditor from 2013 to 2024.

Glendora, California

April 1, 2024 (except for the “Prior Period Corrections” section of Note 3, as to which the date is April 15, 2025)

PAID, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,284,965	$1,731,993
Accounts receivable, net	193,852	205,647
Note receivable, net of discount	-	2,453,425
Prepaid expenses and other current assets	430,588	134,110
Total current assets	1,909,405	4,525,175

Property and equipment, net	4,370	10,678
Intangible assets, net	1,952,896	2,422,590
Operating lease right-of-use assets	115,150	14,161
Notes receivable, long term	4,458,237	-
Total assets	$8,440,058	$6,972,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,694,599	$1,482,498
Accrued expenses	438,912	420,611
Contract liabilities	372,795	15,382
Operating lease obligations	32,566	14,162
Total current liabilities	2,538,872	1,932,653
Long-term liabilities:
Deferred tax liability, net	420,128	622,568
Uncertain tax position liability	370,454	278,704
Operating lease obligation – net of current position	85,437	-
Total liabilities	3,414,891	2,833,925
Commitments and contingencies (Note 9.)
Shareholders’ equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 8,213,533 shares issued and 8,067,333 shares outstanding and December 31, 2024, 8,154,474 shares issued and 8,010,837 shares outstanding at December 31, 2023	8,214	8,154
Accrued common stock bonus	193,246	84,576
Additional paid-in capital	73,640,538	73,505,439
Accumulated other comprehensive income	226,031	342,968
Accumulated deficit	(68,874,026)	(69,637,618)
Common stock in treasury, at cost, 147,633 shares at December 31, 2024 and 143,637 shares at December 31, 2023	(168,836)	(164,840)
Total shareholders’ equity	5,025,167	4,138,679

Total liabilities and shareholders’ equity	$8,440,058	$6,972,604

See accompanying notes to consolidated financial statements

PAID, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2024	2023

Revenues, net	$18,585,525	$16,564,829
Cost of revenues	14,514,108	12,779,181
Gross profit	4,071,417	3,785,648
Operating expenses:
Salaries and related	2,060,956	1,984,504
General and administrative	1,975,740	1,388,350
Amortization of intangible assets	292,528	296,856
Share-based compensation	235,575	703,761
Total operating expenses	4,564,799	4,373,471
Income (loss) from operations	(493,382)	(587,823)

Other income (expense):
Interest income	175,133	203,425
Other income	1,040,792	645,833
Total other income	1,215,925	849,258
Income before income tax (benefit) provision	722,543	261,435
Income tax (benefit) provision	(41,049)	(91,779)
Net income	$763,592	$353,214

Net income per share – basic	$0.09	$0.04
Net income per share – diluted	$0.09	$0.04

Weighted average number of common shares outstanding – basic	8,054,400	7,939,210
Weighted average number of common shares outstanding – diluted	8,074,685	7,945,300

Consolidated statements of comprehensive income:
Net income	$763,592	$353,214
Other comprehensive income (loss):
Foreign currency translation adjustments	(116,937)	26,608
Comprehensive income	$646,655	$379,822

See accompanying notes to consolidated financial statements

PAID, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Accrued Common	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Stock Bonus	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2023, as corrected	7,840,124	$7,840	$82,180	$72,800,976	$316,360	$(69,990,832)	(143,637)	$(164,840)	$3,051,684
Foreign currency translation adjustment	-	-	-	-	26,608	-	-	-	26,608
Issuance of common stock for accrued bonus	46,961	47	(82,180)	82,133	-	-	-	-	-
Issuance of common stock for signing bonus	250,000	250	-	273,188	-	-	-	-	273,438
Share-based compensation expense	-	-	84,576	320,747	-	-	-	-	405,323
Issuance of common stock for bonus	13,889	14	-	24,896	-	-	-	-	25,000
Option exercise	3,500	3	-	3,409	-	-	-	-	3,412
Net income	-	-	-	-	-	353,214	-	-	353,214
Balance December 31, 2023	8,154,474	8,154	84,576	73,505,439	342,968	(69,637,618)	(143,637)	(164,840)	4,138,679
Foreign currency translation adjustment	-	-	-	-	(116,937)	-	-	-	(116,937)
Issuance of common stock for accrued bonus	54,559	55	(84,576)	84,521	-	-	-	-	-
Share-based compensation expense	-	-	193,246	46,195	-	-	-	-	239,441
Option exercise	4,500	5	-	4,383	-	-	-	-	4,388
Purchase of treasury stock	-	-	-	-	-	-	(3,996)	(3,996)	(3,996)
Net income	-	-	-	-	-	763,592	-	-	763,592
Balance December 31, 2024	8,213,533	$8,214	$193,246	$73,640,538	$226,031	$(68,874,026)	(147,633)	$(168,836)	$5,025,167

See accompanying notes to consolidated financial statements

PAID, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2024	2023
Cash flows from operating activities:
Net income	$763,592	$353,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	304,797	309,972
Amortization of operating lease right-of-use assets	13,710	29,831
Accretion of discount on note receivable	(1,048,402)	(270,833)
Share-based compensation	235,575	703,761
Deferred income taxes	(41,504)	(99,914)
Interest and default income accrued on note receivable	(156,410)	(578,425)
Changes in assets and liabilities:
Accounts receivable	(4,109)	(32,319)
Prepaid expenses and other current assets	(318,872)	19,495
Accounts payable	286,052	(160,488)
Uncertain tax position liability	-	7,288
Accrued expenses	46,953	(19,128)
Contract liabilities	376,972	2,025
Operating lease obligations	(10,711)	(28,963)
Net cash provided by (used in) operating activities	447,643	235,516
Cash flows from investing activities:
Issuance of notes receivable	(750,000)	-
Purchase of property and equipment	(6,526)	-
Net cash used in investing activities	(756,526)	-
Cash flows from financing activities:
Proceeds from option exercise	4,388	3,412
Repurchase of common stock	(3,996)	-
Net cash provided by financing activities	392	3,412
Effect of exchange rate changes on cash and cash equivalents	(138,537)	26,245

Net change in cash and cash equivalents	(447,028)	265,173

Cash and cash equivalents, beginning of year	1,731,993	1,466,820

Cash and cash equivalents, end of year	$1,284,965	$1,731,993

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$456	$856
Interest	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Increase in note receivable for reimbursable expenses	$250,000	$-
Increase in note receivable for discount	$847,193	$-
Adjustment to operating lease right-of-use assets and operating lease obligations due to lease amendment.	$-	$20,620
Issuance of common shares in settlement of accrued common stock bonus	$84,576	$82,180
Operating lease liabilities from obtaining lease right-of-use assets	$130,506	$14,162

See accompanying notes to consolidated financial statements

PAID, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

NOTE 2. LIQUIDITY AND MANAGEMENT’S PLANS

As of December 31, 2024, the Company reported cash and cash equivalents of $1,284,965 and had working deficit of ($629,467). The Company has reported a net operating loss of ($493,382), but generated cash flows from operations of $447,643 for the year ended December 31, 2024.

Management believes that the Company has adequate cash resources to fund operations during the next 12 months after the filing of this annual report on Form 10-K. However, there can be no assurance that the anticipated growth of the existing products will occur, and that the Company will be successful in launching new products and services. To address the cash requirements, Management has considered a reduction in expenses and the issuance of stock for select payroll and consulting expenses. They may also seek alternative sources of capital to support the growth of future operations.

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company’s working capital requirements through April 15, 2026 and will have a positive impact on the Company for the foreseeable future.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries, ShipTime Canada Inc. All intercompany accounts and transactions have been eliminated.

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

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the years ended December 31, 2024 and 2023.

At December 31, 2024 and 2023, the Company maintained 100% of its net property and equipment in Canada.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 2024 and 2023, the components of comprehensive income (loss) consist solely of foreign currency translation gains (losses).

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by the Company’s management include, but are not limited to, the collectability of notes receivable. Actual results could materially differ from those estimates.

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

At December 31, 2024 and 2023, the Company’s financial instruments include cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with initial maturities of three months or less to be cash equivalents.

Concentration of Risk

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to USD $250,000 and the Canadian Depositors Insurance Corporation (“CDIC”) up to CAD $100,000. At December 31, 2024, the Company had amounts that exceeded the CDIC insurance limits but none that were in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of the years ended December 31, 2024 and 2023, the Company recorded an allowance for credit losses of $11,134 and $0, respectively however the Company has not reserved for any additional credit losses.

As of December 31, 2024 and 2023, there was one customer that accounted for more than 10% of the accounts receivable balance for the year. The loss of this customer would not have a significant impact on our operations.

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

Intangible Assets

Intangible assets consist of patents, client lists, trade names and customer relationships, which are being amortized on a straight-line basis over their estimated useful lives. Currently the only intangible assets remaining is customer relationships with an estimated life of seven years.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the years ended December 31, 2024 and 2023. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenues principally from fees for coordinating shipping services, brewery management software subscriptions, eCommerce services and client services (see Note 4).

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

Advertising

Advertising costs are charged to expenses as incurred. For the years ended December 31, 2024 and 2023, advertising expenses totaled $347,258 and $263,565, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.

Share-Based Compensation

The Company grants options to purchase the Company’s common stock to employees, directors and consultants under stock option plans. The benefits provided under these plans are share-based payments that the Company accounts for using the fair value method. During the year ended December 31, 2024 the Company recorded $193,246 for share-based bonus payments related to 2024 which were approved by the Board of Directors on March 07, 2025. The Company recorded $84,576 for share-based bonus payments related to 2023 which were approved by the Board of Directors on February 22, 2024 during the year ended December 31, 2023. The shares of common stock were issued to the CEO/CFO, one additional officer and two employees.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes-Merton model”) that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatility is based on the historical volatility of the Company’s common stock. The expected terms of options granted are based on analyses of historical employee termination rates and option exercises. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant. Since the Company does not expect to pay dividends on common stock in the foreseeable future, it estimated the dividend yield to be 0%.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying consolidated statements of income and comprehensive income for the years ended December 31, 2024 and 2023 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of December 31, 2024 and 2023, no excess tax benefits for tax deductions related to share-based awards were recognized from any stock options exercised in the years ended December 31, 2024 and 2023 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

Income (Loss) Per Common Share

Basic income (loss) per share represents income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. For the year ended December 31, 2024 and 2023, there were approximately 341,500 and 6,100, respectively, dilutive shares that were excluded in the diluted income per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the years ended December 31:

	2024	2023
Numerator:
Net income	$763,592	$353,214
Denominator:
Basic weighted-average shares outstanding	8,054,400	7,939,210
Effect of dilutive securities	20,285	6,090
Diluted weighted-average shares outstanding	8,074,685	7,945,300
Net income per share – basic	$0.09	$0.04
Net income per share – diluted	$0.09	$0.04

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At December 31, 2024, the Company operated in the following four reportable segments:

a)	Client services;
b)	eCommerce services;
c)	Shipping coordination and label generation services; and
d)	Corporate operations.

The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision maker is the Chief Executive Officer/Chief Financial Officer.

The following table compares total revenues for the years indicated.

	Years Ended
	December 31, 2024	December 31, 2023
Client services	$17,815	$33,938
eCommerce services	68,097	65,167
Shipping coordination and label generation services	18,499,613	16,465,724
Total revenues, net	$18,585,525	$16,564,829

The following table compares total income (loss) from operations for the years indicated.

	Years Ended
	December 31, 2024	December 31, 2023
Client services	$4,658	$13,303
eCommerce services	(298,020)	19,079
Shipping coordination and label generation services	(66,664)	(388,040)
Corporate operations	(133,356)	(232,165)
Total income (loss) from operations	$(493,382)	$(587,823)

During 2024 and 2023, the Company recorded depreciation and amortization expense of $304,797 and $309,972, respectively, which was solely related to the shipping coordination and label generations service segment of the Company.

Prior Period Corrections

Following an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletin 99, Materiality, the Company concluded that the errors below were immaterial to the previously issued consolidated financial statements, and thus, no restatement of any of the Company’s previously issued financial statements is necessary. The Company revised the reported balances to correct for the immaterial errors accordingly.

During the fourth quarter of 2024, the Company identified and corrected immaterial errors impacting the December 31, 2023 balances previously reported related to cash and cash equivalents. These revisions resulted in an adjustment to the opening accumulated deficit balance as of January 1, 2023 of $320,428, and a decrease in cash and cash equivalents of $320,428.

Recent Accounting Pronouncements

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

NOTE 4. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue by taking into consideration the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Due to the nature of the Company’s service and product offerings and contracts associated with these, the Company’s deliverables do not fluctuate, and its revenue recognition is consistent. The Company evaluates whether amounts billed to customers should be reported as revenues on a gross or net basis. Generally, revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it assumes the risk of loss, when it has discretion in setting the prices for the services to the customers, and when the Company has the ability to direct the use of the services provided by the third party. We generally are responsible for the fulfilment of a customer order despite the fact we do not directly provide the delivery services; we can redirect delivery to other shipping companies in our network. We control the price for which the customer pays and generally collect the gross shipping fees and remit the contractual rate to this shipping company. Our risk of loss relates to credit card chargebacks, certain self-insured shipping losses and other miscellaneous charges that we cannot pass through to the shipping company.

Nature of Goods and Services

For label generation service revenues, the Company recognizes revenue when a customer has successfully prepared a shipping label, and their shipment is delivered. Customers with pickups and shipments in transit after the end of the reporting period are recorded as contract liabilities on the condensed consolidated balance sheets. The service is offered to consumers via an online registration and allows users to create a shipping label using a credit card on their account (all customers must have a valid credit card on file to process shipments on the ShipTime platform).

For brewery management software revenues, the Company recognizes subscription revenue on a monthly basis. Brewery management software subscribers are billed monthly at the first of the month. All payments are made via credit card for the following month.

eCommerce and merchant processing revenue consists of fees a seller pays us to process their payment transactions and is recognized upon authorization of a transaction. Revenue is recognized net of estimated refunds, which are reversals of transactions initiated by sellers. We act as the merchant of record for our sellers, which puts us in their shoes with respect to card networks and puts the risk for refunds and chargebacks on us. The gross transaction fees collected from sellers is recognized as revenue as we are the primary obligor to the seller and are responsible for processing the payment, have latitude in establishing pricing with respect to the sellers and other terms of service, have sole discretion in selecting the third party to perform the settlement, and assume the credit risk for the transaction processed.

Revenue Disaggregation

The Company operates in four reportable segments (see Note 3).

Performance Obligations

At contract inception, an assessment of the goods and services promised in the contracts with customers is carried out and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). The Company fulfills nearly all of its performance obligations within a one-to-two-week period and contracts with customers have an original expected duration of less than one month. The Company generally has an unconditional right to consideration when the services are initiated or soon thereafter. The amount due from the customer is either collected up front or recorded as accounts receivable. The amounts related to services that are not yet completed at the reporting date are presented as contract liabilities. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. This method of measurement of progress depicts the pattern of the Company's actual performance under the contracts with the customer. For arrangements under which the Company provides a subscription for brewery management software, the Company satisfies its performance obligations over the life of the subscription, typically twelve months or less.

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

Measurement of Credit Losses

The Company has accounts receivable and note receivable and monitors the granting of credit and collecting debt on an ongoing basis. The Company maintains an allowance for doubtful accounts based on historical loss patterns, the number of days that billings are past due, and an evaluation of potential risk of loss associated with delinquent accounts. The Company has two notes receivable and is a senior secure lender with an absolute obligation for one of the notes. The primary note was evaluated for credit losses as of December 31, 2024 by considering the contractual obligation, the valuation of the assets and the senior position of the repayment.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $193,852, and $205,647 and $169,074 at December 31, 2024 and 2023 and 2022, respectively. The Company has recorded a balance of $268,469 in contract assets as of December 31, 2024.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $372,795 and $15,382 at December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company recognized revenues of $15,382 and $13,020, respectively, related to contract liabilities outstanding at the beginning of each year. The Company expects to recognize $372,795 in revenue related to contract liabilities in the first quarter of 2025.

NOTE 5. NOTE RECEIVABLE

On October 13, 2022, the Company entered in a Securities Purchase Agreement (“SPA”) with respect to a secured $1,875,000 convertible note (“Convertible Note”) made by Embolx, Inc. (“Noteholder”). The Convertible Note was purchased at a 20% ($375,000) original issue discount and is subject to a 9-month maturity, after which, if unpaid will then carry a 20% interest rate. The Company recognized $270,833 in other income related to accretion of the discount on the Convertible Note for the year ended December 31, 2023 in addition to a $375,000, 20% non-payment penalty and interest due on the note of $203,425. The Company has the option to convert the Convertible Note into shares of common stock of Embolx. The Convertible Note is secured by substantially all assets of the Noteholder. Under the SPA, the Company has a right to purchase additional notes and receive warrants on the same terms for a total potential investment amount of $2,000,000 with an additional over-allotment option of $500,000 as defined in the SPA. As additional consideration, the Company received a 5-year warrant to purchase shares of common stock of the Embolx. The shares were subject to certain piggyback registration rights under a Registration Rights Agreement. The warrant was offered at 50% of the original principal amount and was valued at the price per share of common stock paid in the first liquidity event following October 19, 2022. The warrants were to expire five years from the original issue date. As of July 19, 2023, the note was in default and carried an additional 20% penalty and 20% interest resulting in $578,425 of other income which was recognized in the Company’s consolidated financial statements for the year ended December 31, 2023. In March 2024, the Company amended and replaced the note and terminated the warrants. The terms on the amended note receivable include an additional investment of $500,000 with 25% original issue discount and was due on June 19, 2024. The Company was granted a $50,000 increase to the debt owed by Embolx which was applied toward legal expenses incurred during the first quarter relating to the preparation of the note documentation. For the year ended December 31, 2024 the Company has recognized $141,782 in other income related to the interest earned and $1,048,402 in other income related to the accretion of the discount on the Convertible Note compared to $203,425 in interest and $645,833 for the discount and penalty for the year ended December 31, 2023.

The note receivable was in default effective June 19, 2024 in the amount of $4,193,607 and the Company has elected to defer the recording of interest of $806,551 and default penalties of $838,721. The total due on the note as of December 31, 2024 was $5,838,879. On July 29, 2024, the Board of Directors approved an extension with Embolx which was effective as of January 31, 2025. The Forbearance and Loan Modification Agreement with Embolx extends the note receivable of $5,967,100 until September 30, 2025. Options to extend the note receivable may be considered as return on the note payable is favorable and Embolx may seek additional time to consummate a financial transaction. The Loan Modification carries the same terms as the original note with a 25% OID and 20% interest and penalties. Although the note is considered a short term note, the full amount of the note receivable is not expected to be collected by December 31, 2025 and thus should be reflected as long-term. It is possible a payment will be received when the note comes due for the first time in September 2025, however, determining the approximate amount would be very difficult.

The Company does not believe there is any impairment to the note receivable due to its secured position on the assets of Embolx and its expectation that the amounts will be recoverable if and when Embolx consummates a financial or merger transaction which is expected to happen in 2025 or 2026.

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

Interest of $16,130 has been recorded based on the outstanding balance of the $250,000 note for the period of July 3, 2024 to December 31, 2025.

NOTE 6. PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	2024	2023
Computer equipment and software	$138,964	$140,091
Office furniture and equipment	63,307	67,976
Website development costs	391,358	398,907
	593,629	606,974
Accumulated depreciation	(589,259)	(596,296)
	$4,370	$10,678

Depreciation expense of property and equipment for the years ended December 31, 2024 and 2023 amounted to $12,270 and $13,116, respectively.

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

In addition, the Company has various intangible assets from past business combinations.

At December 31, 2024, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$743,628	$558,664	$4,388,146	$5,706,438
Accumulated amortization	(16,000)	(743,628)	(558,664)	(2,435,250)	(3,753,542)
	$-	$-	$-	$1,952,896	$1,952,896

At December 31, 2023, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$807,420	$599,404	$4,746,242	$6,169,066
Accumulated amortization	(16,000)	(807,420)	(599,404)	(2,323,652)	(3,746,476)
	$-	$-	$-	$2,422,590	$2,422,590

Amortization expense of intangible assets for the years ended December 31, 2024 and 2023 was $292,528 and $296,856, respectively.

Amortization of intangible assets for the next five years ending December 31 are as follows:

Year Ended December 31,
2025	$295,963
2026	295,963
2027	295,963
2028	295,963
2029	295,963
Thereafter	473,081
Total amortization	$1,952,896

NOTE 8. ACCRUED EXPENSES

At December 31, accrued expenses consist of the following:

	2024	2023
Payroll and related costs	$209,434	$238,161
Royalties	40,075	40,075
Accrued cost of revenues	166,765	119,737
Sales tax	22,228	22,228
Other	410	410
Total	$438,912	$420,611

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation and disputes.  During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company’s former President, CEO and Chairman.  On or around January 2020, the Company had allowed Mr. Pratt’s employment agreement to not renew, but Mr. Pratt alleges in a court in Canada that the Company terminated him and that the Company owes him a severance and bonus payment.  Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the size of the Board from five to three members, and Mr. Pratt and Mr. Austin Lewis, then CFO, automatically rolled off from the Board of Directors.  More than a year later, in 2021, Mr. Pratt filed a claim in Delaware court to contest that decision.  In July 2022, Mr. Pratt amended the Delaware complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021.  On November 9, 2023, the Delaware court dismissed the claim contesting the reduction of the board size.  The trial on the remaining claim was held before the Delaware court on December 5-6, 2024.  Post-trial briefing in the Delaware action was completed on March 21, 2025, and the Delaware court is scheduled to hear post-trial arguments at a hearing on May 14, 2025.  The Company has not recorded a reserve as the outcome of these matters cannot be determined.

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

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of December 31, 2024 and 2023, there are no outstanding shares of Series A Preferred Stock.

        Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reported an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. The Company has had the option to force an exchange since December 2021. In total, the Company has reserved for future issuance of 2,106,880 shares of PAID common stock with respect to the remaining 5,918 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of December 31, 2024 for financial reporting purposes.

On March 21, 2023, the Company’s Board of Directors authorized the issuance of 46,961 bonus shares of PAID common stock to the CEO/CFO, one additional officer and one employee for services rendered during 2022. This bonus was valued at $82,180 based on the closing price of the Company’s common stock at March 20, 2023 and was issued in March 2023. This bonus was recorded in accrued common stock bonus in shareholders’ equity as of December 31, 2022. The Board of Directors also authorized the issuance of an additional 250,000 shares to the CEO/CFO as a renewal bonus valued at $437,500. $218,750 of share-based compensation expense was recognized immediately as 125,000 of the bonus shares are immediately vested. The remaining $218,750 of share-based compensation expense was recognized ratably during 2023 as 125,000 of the bonus shares are subject to repurchase if the CEO/CFO were to terminate employment during the period ended January 1, 2024. The Company recorded $437,500 of share-based compensation expense for the year ended December 31, 2023 in connection with these additional shares. On February 22, 2024 the Board authorized the issuance of 54,559 bonus shares of PAID common stock to the CEO/CFO, one additional officer and one employee for services rendered during 2023. This bonus was valued at $84,576 based on the closing price of the Company’s common stock at February 21, 2024 and was issued in February 2024. This bonus was recorded in accrued common stock bonus in shareholders’ equity as of December 31, 2023. On March 7, 2025 the Board authorized the issuance of 62,502 bonus shares of PAID common stock to the CEO/CFO, one additional officer and two employees for services rendered during 2024. This bonus was valued at $189,380 based on the closing price of the Company’s common stock at March 6, 2025 and was issued in March 2025. This bonus was recorded in accrued common stock bonus in shareholders’ equity as of December 31, 2024.

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

Share-Based Incentive Plans

During the years ended December 31, 2024 and 2023, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

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

On May 12, 2023, the Company received a notice of exercise of options to purchase 3,500 common shares of the Company’s stock from one board member and one employee. The options were exercised at $0.975 per share and the Company received proceeds of $3,412. On November 15, 2024, the Company received a notice of exercise of options to purchase 4,500 common shares of the Company’s stock. The options were exercised at $0.975 per share and the Company received proceeds of $4,387.50.

Active Plans:

2018 Plan

On March 23, 2018, the Company adopted the 2018 Non-Qualified Stock Option Plan (the “2018 Plan”). The purpose of the 2018 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10-year contractual term and have a vesting period that ranges from one hundred percent on the date of the grant to fully vest over a two-year period. There are currently 455,640 shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2024 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2024	399,000	$2.87
Granted	45,360	1.55
Cancelled/Expired	-	-
Exercised	-	-
Options outstanding at December 31, 2024	444,360	$2.73

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the “2012 Plan”). The purpose of the 2012 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10-year contractual term and vest one hundred percent on the date of grant. There are no shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2024 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2024	12,000	$0.98
Granted	-	-
Cancelled	(4,000)	-
Exercised	(4,000)	0.98
Options outstanding at December 31, 2024	4,000	$0.98

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the “2011 Plan”). Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.98 to $3.30 per share, to acquire the number of shares of the Company’s common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10-year contractual term and have vesting periods that range from one hundred percent on the date of grant to one-third immediately, one-third vesting in 18 months and the final one-third vesting in 36 months from the date of the grant. There are no shares reserved for issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2024 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2024	41,000	$3.10
Granted	-	-
Cancelled	-	-
Exercised	(500)	0.98
Options outstanding at December 31, 2024	40,500	$3.13

Fair value of issuances

The Company granted 45,360 options to purchase Company stock during the year ended December 31, 2024. The fair value of the Company’s 2024 option grants under the 2018, 2012, and 2011 Plans was estimated at the date of grant using the Black-Scholes-Merton model with the following weighted average assumptions (see below).

2024
Expected term (based upon historical experience) (in years)	5.0
Expected volatility	84%
Expected dividends	None
Risk free interest rate	4.33%

For the years ended December 31, 2024 and 2023, the Company recorded total share-based compensation expense related to the common stock bonuses, other stock issuances, and stock options of $235,575 and $703,761, respectively, which is recorded in share-based compensation expense in the accompanying consolidated statements of income and comprehensive income.

The Company has an unrecognized share-based compensation expense of $13,935 for options outstanding as of December 31, 2024 which will be recognized over the weighted average period of approximately 2.16 years.

Summary of all stock option plans activity during the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2024	452,000	$2.84
Granted	45,360	1.55
Cancelled/Expired	(4,000)	0.98
Exercised	(4,500)	0.98
Options outstanding and expected to vest at December 31, 2024	488,860	$2.84	5.54	$220,598
Options exercisable at December 31, 2024	475,287	$2.71	5.41	$220,598

The aggregate intrinsic value of options is calculated as the difference between the exercise price of options and the fair value of the Company’s common stock at December 31, 2024.  The aggregate intrinsic value of the options exercised during the years ended December 31, 2024 and 2023 was $8,708 and $2,228, respectively.

NOTE 11. INCOME TAXES

The Company’s income (loss) before income tax (benefit) provision includes the following components for the years ended December 31:

	2024	2023
U.S.	$779,605	$649,079
Foreign	(57,062)	(387,644)
	$722,543	$261,435

The Company is subject to taxation in the U.S., Canada, and Massachusetts. The (benefit) provision for income taxes for the years ended December 31 are summarized below:

	2024	2023
Current:
Federal	$-	$-
State	456	856
Foreign	115,599	13,536
Total current	116,055	14,392

Deferred:
Federal	-	-
State	-	-
Foreign	(157,104)	(106,173)
Total deferred	(157,104)	(106,173)
Income tax (benefit) provision	$(41,049)	$(91,779)

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s income (loss) before income tax (benefit) provision to the income tax (benefit) provision is as follows for the years ended December 31:

	2024	2023
U.S. federal statutory tax rate	21.00%	21.00%
State tax benefit, net	7.73%	18.87%
Stock compensation	1.00%	6.49%
Foreign rate differential	(0.42)%	(8.10)%
Attributes expiration	36.01%	1.33%
Returns to Provision	0.07%	(1.13)%
Other	2.97%	13.76%
NOL Adjustment	(10.90)%	(60.74)%
Unrecognized tax benefit	3.82%	(9.65)%
GILTI	44.93%	69.12%
Interest and penalties	-%	-%
Valuation allowance	(111.90)%	(86.23)%
Effective income tax rate	(5.69)%	(35.28)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax liabilities are as follows as of December 31:

	2024	2023
Deferred taxes:
NOLs	$6,487,219	$7,267,720
Inventory and other reserves	31,340	31,340
Stock based compensation expense	272,285	223,680
Lease liability	-	3,753
Accruals	18,207	14,213
Other	96	96
Total deferred tax assets	6,809,147	7,540,802
Depreciation and amortization	(484,941)	(606,765)
Right-of-use assets	-	(3,753)
Valuation allowance	(6,744,334)	(7,552,852)
Net deferred tax liabilities	$(420,128)	$(622,568)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The reduction in the valuation allowance is approximately $809,000 and $225,000 in 2024 and 2023, respectively.

As of December 31, 2024, the Company had net operating loss carryforwards for federal income tax purposes of approximately $28,422,000. Of the total amount approximately $902,000 were generated after January 1, 2018, and therefore will not expire but can only be used to offset 80 percent of future taxable income. The remaining amount of approximately $27,520,000 expires beginning in the year 2025. As of December 31, 2024, the Company had net operating loss carryforwards for state income tax purposes of approximately $7,518,000 which expire beginning in the year 2031. As of December 31, 2024, the Company also had Canada net operating loss carryforwards of $1,516,000 which expire beginning in the year 2040.

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

A valuation allowance of 100% has been established in respect of the deferred income tax assets due to the uncertainty of the Company’s utilization of such deferred tax assets for the U.S. federal and state on each of the Company’s consolidated balance sheets at December 31, 2024 and 2023.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2024 and 2023:

	2024	2023
Gross unrecognized tax benefits at the beginning of the year	$707,632	$691,675
Increases related to current year positions	-	-
Increases (decreases) related to prior year positions	(2,116)	15,957
Expiration of unrecognized tax benefits	(14,035)	-
Gross unrecognized tax benefits at the end of the year	$691,481	$707,632

The amount of unrecognized tax benefits that would impact the Company’s effective tax rate, if recognized, is $728,583 (including estimated penalties and interest).

The income tax provision at December 31, 2024 reflects a full accounting of tax filings under ASC subtopic 740-10. The Company is subject to U.S. federal and Massachusetts state tax. With limited exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by the tax authorities for years before 2021. Generally, the tax years remain open for examination by the federal and Massachusetts authorities under a three-year statute of limitation. In addition, the Company's tax years starting 2005 and 2011 are subject to limited examination by the United States and Massachusetts authorities, respectively, due to the carryforward of unutilized net operating losses. ShipTime is subject to taxation in Canada and Ontario. The foreign subsidy is generally subject to examination for 4 years following the year in which the tax obligation originated. ShipTime is not currently under examination by the local tax authority. The Company recognizes interest and penalties related with income taxes, as estimated or incurred, as part of the income tax provision.

As of December 31, 2024 and 2023 the Company accrued $37,102 and $26,165 of interest and penalties related to foreign income taxes. The Company does not believe its unrecognized tax benefits will change significantly during the next twelve months.

NOTE 12. LEASES

We have an operating lease for our corporate office in Canada located at 700 Dorval Drive in Oakville Ontario. Our lease has a remaining lease term of forty four months. Future renewal options are not likely to be executed as of the balance sheet date and are excluded from right-of-use assets and related lease liabilities.

We report operating lease assets, as well as operating lease current and noncurrent obligations on our consolidated balance sheets for the right to use the office space in our business.

The components of lease expense for the years ended December 31, were as follows:

	2024	2023
Operating lease cost	$17,079	$29,290

Supplemental balance sheet information related to leases was as follows:

	December 31, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$115,150	$14,161
Current portion of operating lease obligations	$32,566	$14,162
Operating lease obligations, net of current portion	85,437	-
Total operating lease liabilities	$118,003	$14,162

Year Ended December 31, 2024
Weighted Average Remaining Lease Term
Operating lease (in years)	3.6

Weighted Average Discount Rate
Operating lease	6.37%

A summary of future minimum payments under non-cancellable operating lease commitment as of December 31, 2024 is as follows:

Years ending December 31,	Total
2025	$33,139
2026	33,282
2027	33,714
2028	22,477
Total lease liabilities	$122,612
Less amount representing interest	(4,609)
Total	118,003
Less current portion	(32,566)
Long term portion	$85,437

NOTE 13. SUBSEQUENT EVENTS

On March 07, 2025, the Board of Directors approved the allocation of the 2024 bonus accrual to be paid out in cash and shares of which $189,380 have been recorded as share-based compensation expense for the year ended December 31, 2024. A total of 62,502 shares of common stock were issued to officers and two employees in March 2025. The Board approved an extension of the 2023 Agreement for W. Austin Lewis, IV, for an additional 2 years on the same terms and conditions, other than Mr. Lewis’s salary will increase to $346,680 effective January 1, 2025.

On January 31, 2025 the Company amended its Note with Embolx to a forbearance agreement which is in effect until September 2025.

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustment to or additional disclosure in the consolidated financial statements, except as disclosed herein.