Form 10-Q
period 2025-03-31
PAID INC
filed 2025-05-15
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐     No ☒

As of May 15, 2025, the issuer had outstanding 8,136,827 shares of its Common Stock.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$751,099	$1,284,965
Accounts receivable, net	287,036	193,852
Prepaid expenses and other current assets	342,505	430,588
Total current assets	1,380,640	1,909,405

Property and equipment, net	3,811	4,370
Intangible assets, net	1,887,299	1,952,896
Operating lease right-of-use assets, net	108,022	115,150
Notes receivable, long term	4,465,552	4,458,237
Total assets	$7,845,324	$8,440,058

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,442,361	$1,694,599
Accrued expenses	348,770	438,912
Contract liabilities	318,399	372,795
Operating lease obligations	32,935	32,566
Total current liabilities	2,142,465	2,538,872
Long-term liabilities:
Deferred tax liability, net	421,797	420,128
Uncertain tax position liability	370,454	370,454
Operating lease obligation – net of current portion	78,016	85,437
Total liabilities	3,012,732	3,414,891
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2025, and December 31, 2024	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 8,277,467 shares issued and 8,129,834 shares outstanding at March 31, 2025, and 8,213,533 shares issued and 8,065,900 shares outstanding at December 31, 2024	8,278	8,214
Accrued common stock bonus	-	193,246
Additional paid-in capital	73,837,199	73,640,538
Accumulated other comprehensive income	178,750	226,031
Accumulated deficit	(69,022,799)	(68,874,026)
Common stock in treasury, at cost, 147,633 shares at March 31, 2025, and 147,633 shares at December 31, 2024	(168,836)	(168,836)
Total shareholders' equity	4,832,592	5,025,167

Total liabilities and shareholders' equity	$7,845,324	$8,440,058

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months
	Ended

	March 31, 2025	Mach 31, 2024
Revenues, net	$4,377,790	$4,160,750
Cost of revenues	3,357,714	3,142,392
Gross profit	1,020,076	1,018,358

Operating expenses:
Salaries and related	583,037	571,455
General and administrative	525,122	371,461
Share-based compensation	1,267	38,984
Amortization of other intangible assets	69,779	74,285
Total operating expenses	1,179,205	1,056,185
Loss from Operations	(159,129)	(37,827)
Other income:
Interest income	10,356	141,780
Other income	-	201,209
Total other income	10,356	342,989
Income (loss) before income tax provision	(148,773)	305,162
Income tax provision	-	5,600
Net income (loss)	$(148,773)	$299,562

Net income (loss) per share – basic	$(0.02)	$0.04
Weighted average number of common shares outstanding - basic	8,074,080	8,032,421
Net income (loss) per share – diluted	$(0.02)	$0.04

Weighted average number of common shares outstanding - diluted	8,074,080	8,038,117
Condensed consolidated statements of comprehensive income (loss):
Net income (loss)	$(148,773)	$299,562
Other comprehensive income (loss):
Foreign currency translation adjustments	(47,281)	(45,425)
Comprehensive income (loss)	$(196,054)	$254,137

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net income (loss)	$(148,773)	$299,562
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	70,347	77,809
Amortization of operating lease right-of-use assets	7,377	5,125
Provision for bad debts	22,286	-
Accretion of discount on note receivable	-	(201,209)
Share-based compensation	1,267	38,984
Interest income accrued on note receivable	(7,315)	(141,780)
Changes in assets and liabilities:
Accounts receivable	(115,152)	(89,714)
Prepaid expenses and other current assets	88,947	14,959
Accounts payable	(255,682)	(202,351)
Accrued expenses	(78,333)	(20,056)
Contract liabilities	(55,229)	(1,653)
Operating lease obligations	(7,308)	(5,125)
Net cash used in operating activities	(477,568)	(225,449)

Cash flows from investing activities
Purchase of property and equipment	-	(6,629)
Issuance of notes receivable	-	(500,000)
Net cash used in investing activities	-	(506,629)

Cash flows from financing activities
Repurchase of common stock		(3,996)
Proceeds from option exercises	2,213	-
Net cash provided by (used in) financing activities	2,213	(3,996)

Effect of exchange rate changes on cash and cash equivalents	(58,511)	(43,938)

Net change in cash and cash equivalents	(533,866)	(780,012)

Cash and cash equivalents, beginning of period	1,284,965	2,052,421
Cash and cash equivalents, end of period	$751,099	$1,272,409

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$5,600
Interest	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Increase in note receivable for reimbursable expenses	$-	$50,000
Increase in note receivable for discount	-	201,209
Issuance of common shares in settlement of accrued common stock bonus	$193,246	$84,576

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Common Stock		Accrued Common	Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Stock Bonus	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Shares	Amount	Total
Balance, January 1, 2024	8,154,474	$8,154	$84,576	$73,505,439	$342,968	$(69,637,618)	(143,637)	$(164,840)	$4,138,679
Foreign currency translation adjustment	-	-	-	-	(45,425)	-	-	-	(45,425)
Issuance of common stock for accrued bonus	54,559	55	(84,576)	84,521	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	(3,996)	(3,996)	(3,996)
Share-based compensation expense	-	-	-	38,984	-	-	-	-	38,984
Net income	-	-	-	-	-	299,562	-	-	299,562
Balance, March 31, 2024	8,209,033	$8,209	$-	$73,628,944	$297,543	$(69,338,056)	(147,633)	$(168,836)	$4,427,804

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(Unaudited)

	Common Stock		Accrued Common	Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Stock Bonus	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Shares	Amount	Total
Balance, January 1, 2025	8,213,533	$8,214	$193,246	$73,640,538	$226,031	$(68,874,026)	(147,633)	$(168,836)	$5,025,167
Foreign currency translation adjustment	-	-	-	-	(47,281)	-	-	-	(47,281)
Issuance of common stock for accrued bonus	62,501	62	(193,246)	193,184	-	-	-	-	-
Issuance of commons stock for stock options exercises	1,433	2	-	2,210	-	-	-	-	2,212
Share-based compensation expense	-	-	-	1,267	-	-	-	-	1,267
Net loss	-	-	-	-	-	(148,773)	-	-	(148,773)
Balance, March 31, 2025	8,277,467	$8,278	$-	$73,837,199	$178,750	$(69,022,799)	(147,633)	$(168,836)	$4,832,592

See accompanying notes to condensed consolidated financial statements

PAID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

General Presentation and Basis of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024 that was filed on April 15, 2025.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited consolidated financial statements, and these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2025.

Liquidity and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. At March 31, 2025, the Company reported cash and cash equivalents of $751,099 and working deficit of $761,825 and reported cash flows used from operations of $477,568 for the three months ended March 31, 2025. The Company has reported a net loss of $148,773 for the three months ended March 31, 2025 and has an accumulated deficit of $69,022,799 at March 31, 2025. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company has adequate cash resources to fund operations during the next 12 months after the filing of this quarterly report on Form 10-Q. The repayment of the Embolx note receivable will alleviate the concern however the repayment date is uncertain. Additionally, the costs of doing business can be significantly reduced in hopes of eliminating the net loss and providing positive cash flow from operations. Management continues to explore opportunities and has organized additional resources to grow the Paid platform. There can be no assurance that anticipated growth in new business will occur and that the Company will be successful in launching new products and services. Management may seek alternative sources of capital to support the growth of future operations.

Management feels that the repayments of the notes receivable will alleviate the concern however the repayment date is uncertain. Additionally, the cost of doing business can be significantly reduced in hopes of eliminating the net loss and providing positive cash flow from operations.

Although there can be no assurances, the Company believes that the above management plans will be sufficient to meet the Company’s working capital requirements through the end of May 2026 and will have a positive impact on the Company for the foreseeable future.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiary ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at March 31, 2025 and December 31, 2024. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the three months ended March 31, 2025 and 2024.

At March 31, 2025, the Company maintained 100% of its property and equipment, net of accumulated depreciation, in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three months ended March 31, 2025 and 2024. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Measurement of Credit Losses

The Company has accounts receivable and note receivable and monitors the granting of credit and collecting debt on an ongoing basis. The Company maintains an allowance for doubtful accounts based on historical loss patterns, the number of days that billings are past due, and an evaluation of potential risk of loss associated with delinquent accounts. The Company has evaluated the accounts receivable for first quarter and recorded an allowance for credit losses of $22,286. The Company has two notes receivable and is a senior secure lender with an absolute obligation for one of the notes. The primary note was evaluated for credit losses as of March 31, 2025 by considering the contractual obligation, the valuation of the assets and the senior position of the repayment.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $287,036 and $193,852 as of March 31, 2025 and December 31, 2024, respectively. The Company has one customer that made up 10% of the accounts receivable balance at March 31, 2025 and one customer that made up 10% of the accounts receivable balance as of December 31, 2024. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. The Company has recorded a balance of $322,775 in contract assets as of March 31, 2025.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Contract liabilities were $318,399 and $372,795 at March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025, the Company recognized revenues of $372,795 related to contract liabilities outstanding at the beginning of the period.

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

For the three months ended March 31, 2025, there were approximately 7,500 of potentially dilutive shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Numerator:
Net loss	$(148,773)	$299,562
Denominator:
Basic weighted-average shares outstanding	8,074,080	8,032,421
Basic income (loss) per share	$(0.02)	$0.04
Effect of dilutive securities	-	5,696
Diluted weighted-average shares outstanding	8,074,080	8,038,117
Diluted income (loss) per share	$(0.02)	$0.04

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At March 31, 2025, the Company operated in the following four reportable segments:

a.	Client services;
b.	eCommerce services;
c.	Shipping coordination and label generation services; and
d.	Corporate operations

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision maker is the Chief Executive Officer/Chief Financial Officer.

The following table compares total net revenue for the periods indicated.

	Three Months Ended

	March 31, 2025	March 31, 2024
Client services	$2,034	$7,260
eCommerce services	29,617	13,645
Shipping coordination and label generation services	4,346,139	4,139,845
Total revenues	$4,377,790	$4,160,750

The following table compares total loss from operations for the periods indicated.

	Three Months Ended

	March 31, 2025	March 31, 2024
Client services	$(1,004)	$3,455
eCommerce services	(78,451)	(22,562)
Shipping coordination and label generation services	(12,296)	52,664
Corporate operations	(67,378)	(71,384)
Total loss from operations	$(159,129)	$(37,827)

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto, other than as disclosed herein.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the segment reporting for the period ended March 31, 2025, to consolidate revenue reporting for smaller segments of the Company.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard on January 1, 2025, without material impact on the financial condition or results of operations.

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

Note 2. Notes Receivable

On October 13, 2022, the Company entered in a Securities Purchase Agreement (“SPA”) with respect to a secured $1,875,000 convertible note (“Convertible Note”) made by Embolx, Inc. (“Noteholder”). The Convertible Note was purchased at a 20% ($375,000) original issue discount and is subject to a 9-month maturity, after which, if unpaid will then carry a 20% interest rate. The Company recognized $270,833 in other income related to accretion of the discount on the Convertible Note for the year ended December 31, 2023 in addition to a $375,000, 20% non-payment penalty and interest due on the note of $203,425. The Company has the option to convert the Convertible Note into shares of common stock of Embolx. The Convertible Note is secured by substantially all assets of the Noteholder. Under the SPA, the Company has a right to purchase additional notes and receive warrants on the same terms for a total potential investment amount of $2,000,000 with an additional over-allotment option of $500,000 as defined in the SPA. As additional consideration, the Company received a 5-year warrant to purchase shares of common stock of Embolx. The shares are subject to certain piggyback registration rights under a Registration Rights Agreement. The warrant was offered at 50% of the original principal amount and will be valued at the price per share of common stock paid in the first liquidity event following October 19, 2022. The warrants were to expire five years from the original issue date. As of July 19, 2023, the note was in default and carried an additional 20% penalty and 20% interest resulting in $578,425 of other income which was recognized in the Company’s consolidated financial statements for the year ended December 31, 2023. In March 2024, the Company amended and replaced the note and terminated the warrants. The terms on the amended note receivable include an additional investment of $500,000 with a 25% original issue discount and is due on June 19, 2024.  The Company was granted a $50,000 increase to the debt owed by Embolx which was applied toward legal expenses incurred during the first quarter of 2024 relating to the preparation of the note documentation.

The note receivable was in default effective June 19, 2024, in the amount of $4,193,607 and the Company has elected to defer interest of $1,171,822 and default penalties of $838,721. On July 29, 2024, the Board of Directors approved an extension with Embolx which was effective as of January 31, 2025. The Forbearance and Loan Modification Agreement with Embolx extends the note receivable of $5,967,100 until September 30, 2025 and carries a 25% interest rate. Options to extend the note receivable may be considered as return on the note payable is favorable and Embolx may seek additional time to consummate a financial transaction. Although the note is considered a short-term note, the full amount of the note receivable is not expected to be collected by March 31, 2026, and thus has been reclassed as long-term. It is possible a payment will be received when the note comes due for the first time in September 2025, however, determining the approximate amount would be very difficult.

For the three months ended March 31, 2025, the Company has elected to defer $936,271 of additional income related to the interest earned on the Convertible Note compared to $141,780 in interest income and $201,209 of other income recorded as of March 31, 2024.

The Company does not believe there is any impairment to the note receivable due to its secured position on the assets of Embolx and its expectation that the amounts will be recoverable if and when Embolx consummates a financial or merger transaction which is expected to happen in 2025 or 2026.

The Company entered into a $50,000 short term note with 5String Solutions LLC on April 4, 2024. The terms on the note include a 12% annual interest rate from the inception of the note which was due on May 15, 2024. The note has been amended as of July 3, 2024 and the initial investment shall be deducted from the future advance and the note shall be deemed paid in full. The new note includes an additional $198,500 investment carrying a 12% interest rate. The short term note of $50,000 plus $1,500 interest calculated from April 4, 2024, to July 3, 2024, along with a $198,500 additional investment results in a $250,000 long term note due on or before April 30, 2027. On April 30, 2027 the Company has the option to convert the balance of the $400,000 note receivable into 55% ownership of 5String Solutions. In the event that the Company elects to convert the noted they subsequently have the option to purchase the remaining 45% ownership of 5String Solutions at a rate of 5-times EBITDA reported on December 31, 2026.

Interest of $7,315 has been recorded based on the outstanding balance of the $250,000 note for the three-month period ending March 31, 2025.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2025	December 31, 2024
Payroll and related costs	$97,658	$209,434
Royalties	40,075	40,075
Accrued cost of revenues	188,399	166,765
Sales tax	22,228	22,228
Other	410	410
Total	$348,770	$438,912

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

In addition, the Company has various other intangibles from past business combinations.

At March 31, 2025, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$745,198	$559,667	$4,396,959	$5,717,824
Accumulated amortization	(16,000)	(745,198)	(559,667)	(2,509,660)	(3,830,525)
	$-	$-	$-	$1,887,299	$1,887,299

At December 31, 2024, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$743,628	$558,664	$4,388,146	$5,706,438
Accumulated amortization	(16,000)	(743,628)	(558,664)	(2,435,250)	(3,753,542)
	$-	$-	$-	$1,952,896	$1,952,896

Amortization expense of intangible assets for the three months ended March 31, 2025, and 2024 was $69,779 and $74,285, respectively.

Note 5. Commitments and Contingencies

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company’s former President, CEO and Chairman. On or around January 2020, the Company had allowed Mr. Pratt’s employment agreement to not renew, but Mr. Pratt alleges in a court in Canada that the Company terminated him and that the Company owes him a severance payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the size of the Board from five to three members, and Mr. Pratt and Mr. Austin Lewis, then CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021. On November 9, 2023, the courts dismissed the claim contesting the reduction of the board size. The trial on the remaining claim was held before the Delaware court on December 5-6, 2024. Post-trial briefing in the Delaware action was completed on March 21, 2025, and the Delaware court is scheduled to hear post-trial arguments at a hearing on June 10, 2025. The Company has not recorded a reserve as the outcome of these matters cannot be determined.

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

The Company filed a Certificate of Designations effective on December 30, 2016, which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of March 31, 2025, and December 31, 2024, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares.  The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reported an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. The Company has had the option to force an exchange since December 2021. In total, the Company has reserved for future issuance of 2,106,880 shares of PAID common stock with respect to the remaining 5,918 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of March 31, 2025 for financial reporting purposes.

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

On March 7, 2025, the Company’s Board of Directors authorized the issuance of 62,502 bonus shares of PAID common stock to the CEO/CFO, one additional officer and two employees for services rendered during 2024. This bonus was valued at $193,246 based on the closing price of the Company’s common stock at March 6, 2025 and was issued in March 2025. This bonus was recorded in accrued common stock bonus in shareholders’ equity as of December 31, 2024.

Share Repurchase

In February 2024, the Company entered into an agreement to repurchase 3,996 shares of PAID common stock for a total amount of $3,996. There were no repurchase arrangements made in the first quarter of 2025.

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

On February 22, 2024, the Board of Directors voted to approve the issuance of options to purchase 45,360 shares of common stock to three board members and five employees. The options have an exercise price of $1.55 per share and have vesting periods of 0-3 years and they expire if not exercised within ten years from the grant date.

For the three-month period ended March 31, 2025 and 2024, the Company recorded $1,267 and $38,984, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2024 and prior years.

Note 7. Leases

On July 2, 2024, the Company entered into an operating lease for our corporate office located at 700 Dorval Drive in Oakville Ontario. The lease commences September 1, 2024 with a expiration date of August 31, 2028. Future renewal options that are not likely to be executed as of the balance sheet date and are excluded from right-of-use assets and related lease liabilities.

We report operating lease assets, as well as operating lease current and noncurrent obligations on our condensed consolidated balance sheets for the right to use the building in our business.

The components of lease expense were as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating lease cost	$12,034	$5,400

Supplemental balance sheet information related to leases was as follows:

	March 31, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$108,022	$115,150
Current portion of operating lease obligations	$32,935	$32,566
Operating lease obligations, net of current portion	$78,016	$85,437
Total operating lease liabilities	$110,951	$118,003

	March 31, 2025	December 31, 2024
Weighted Average Remaining Lease Term
Operating lease (in years)	3.2	3.6

Weighted Average Discount Rate
Operating lease	6.37%	6.37%

A summary of future minimum payments under non-cancellable operating lease commitment as of March 31, 2025 is as follows:

Years ending December 31,	Total
2025 (remainder of year)	$24,854
2026	33,282
2027	33,714
2028	22,477
Total lease liabilities	$114,327
Less amount representing interest	(3,376)
Total	110,951
Less current portion	(32,935)
Long term portion	$78,016

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the fiscal year ended December 31, 2024 that was filed on April 15, 2025.

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

PAID, Inc. (the “Company”) includes the PaidPayment, PaidWeb, PaidCart and PaidShipping products that offers a robust platform enabling small and medium businesses to launch websites via our catalog of templates. Our platform includes a wide array of features such as mobile editing, search engine optimization, collaboration tools, pre-designed templates, and can be integrated with multiple platforms. PaidCart serves as a comprehensive solution for small and medium businesses looking to expand their online sales through multiple channels. It provides a centralized system to manage sales across various platforms, with additional functionalities for currency and language management, promotional sales, and abandoned cart recovery. PaidPayments and PaidShipping seamlessly interface with PaidCart to facilitate the checkout and shipping processes. PaidPayments provides businesses with a secure and efficient way to conduct online transactions including a virtual terminal, invoicing capability, subscriptions processing, checkout pages, and a point-of-sale system with support for USD, CAD, and EUR currencies. PaidShipping delivers a solution to quote, process, generate labels, dispatch and track courier and LTL shipments all from a single interface. We offer savings through partnerships with leading carriers. It includes a multi-courier comparison tool, integrations with eCommerce platforms and branded tracking.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements for the years ended December 31, 2024 and 2023 included in our Form 10-K filed on April 15, 2025, as updated and amended in Note 1 of the Notes to Condensed Consolidated Financial Statements included herein. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024.

The following discussion compares the Company's results of operations for the three months ended March 31, 2025 with those for the three months ending March 31, 2024. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total net revenue for the periods indicated.

	Three months Ended September 30,
	2025	2024	% Change
Client services	$2,034	$7,260	(72)%
Shipping coordination and label generation services	4,346,139	4,139,845	85%
eCommerce services	29,617	13,645	117%
Total net revenues	$4,377,790	$4,160,750	5%

Revenues increased 5% in the first quarter as a result of the shipping coordination and label generation segment of the business. Marketing efforts, pricing strategies and additional personnel have contributed to the shipping volume increase of 5% in 2025.

Client services revenues which include brewery management software and shipping calculator services decreased $5,226 or 72% to $2,034 in the first quarter of 2025 compared to $7,260 in 2024. The decrease in revenues is primarily due to the cancellation of several brewery management software clients and the limited marketing of this segment of the business.

Shipping coordination and label generation services revenues increased $206,294 or 5% to $4,346,139 in the first quarter of 2025 compared to $4,139,845 in 2024.  The increase is attributable to annual carrier pricing increases and the additional marketing efforts in the first quarter of 2025.

eCommerce services are available to small businesses that process online payment and shipping transactions. These include shipping, payments and web hosting services. The Company has recognized revenues of $29,617 an increase of $15,972 or 117% compared to $13,645 for the same period in 2024. The Company has success with the PaidShipping portion of this segment of the business in 2025.

Gross Profit

Gross profit increased $1,718 in the first quarter of 2025 to $1,020,076 compared to $1,018,358 in 2024.  Gross margin decreased 1% to 23% in the first quarter of 2025 compared to 24% for the same period in 2024.

Operating Expenses

Total operating expenses in the first quarter 2025 were $1,179,205 compared to $1,056,185 in the first quarter of 2024, an increase of $123,020 or 12%. The increase is related to the additional marketing expenses for the first quarter of 2025.

Other Income/Expense, net

Net other income in 2025 was $10,356 compared to $342,989 in 2024, a decrease of $332,633 or 97%. The first quarter 2025 other income made up of gains on an interest-bearing savings account along with interest earned on notes receivable whereas the first quarter of 2024 contains interest and additional discounts related to the note receivable. The Company is currently deferring the interest and penalties related to the note receivable.

Net Income (Loss)

The Company recorded a net loss in the first quarter of 2025 of $148,733 compared to a net income of $299,562 for the same period in 2024. The net loss per share for the first quarter of 2025 was ($0.02) and the net income for 2024 was $0.04 per share.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net income (loss) to cash and cash equivalents used in operating activities for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024
Net income (loss)	$(148,773)	$299,562
Depreciation and amortization	70,347	77,809
Amortization of operating lease right-of-use assets	7,377	5,125
Provision for bad debts	22,286	-
Share-based compensation	1,267	38,984
Accretion of discount on note receivable	-	(201,209)
Interest income accrued on note receivable	(7,315)	(141,780)
Changes in assets and liabilities	(422,757)	(303,940)
Net cash used in operating activities	$(477,568)	$(225,449)

Working Capital and Liquidity

The Company had cash and cash equivalents of $751,099 at March 31, 2025, compared to $1,284,965 at December 31, 2024. The Company had net working deficit of $761,825 at March 31, 2025, a decrease of $132,358 compared to the deficit of $629,467 at December 31, 2024. The decrease in net working capital is primarily attributable to the accounts receivable balance at the end of the first quarter in 2025.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of March 31, 2025, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

The Company has identified numerous material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2024.

Changes in Internal Control over Financial Reporting

The Company continues to evaluate the internal controls over financial reporting and is working toward implementation of corporate governance and operational process documentation.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. Our management is not aware of any litigation outstanding, threatened or pending as of the date hereof by or against us or our properties which we believe would be material to our financial condition or results of operations, except with respect to a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former President and CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the board from five to three, and Mr. Pratt and Mr. Austin Lewis, CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021. On November 9, 2023 the Delaware courts dismissed Mr. Pratt’s claim relating to the board reduction from five to three. The trial on the remaining claim was held before the Delaware court on December 5-6, 2024.  Post-trial briefing in the Delaware action was completed on March 21, 2025, and the Delaware court is scheduled to hear post-trial arguments at a hearing on June 10, 2025.  The Company has not recorded a reserve as the outcome of these matters cannot be determined.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2024.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2025, The Company issued 62,502 shares of common stock at $3.03 per share for bonus compensation. The common stock was issued in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act Rule 506(b) of Regulation D promulgated thereunder.

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

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: May 15, 2025		W. Austin Lewis, IV, CEO, CFO

LIST OF EXHIBITS

10.1	Amendment to 2018 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 13, 2020)
31.1	CEO and CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)