Form 10-Q
period 2025-06-30
PAID INC
filed 2025-08-15
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐     No ☒

As of August 14, 2025, the issuer had outstanding 8,386,827 shares of its Common Stock.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$1,068,119	$1,284,965
Accounts receivable, net	310,277	193,852
Prepaid expenses and other current assets	314,464	430,588
Total current assets	1,692,860	1,909,405

Property and equipment, net	5,739	4,370
Intangible assets, net	1,916,246	1,952,896
Operating lease right-of-use assets, net	106,056	115,150
Notes receivable, long term	4,472,949	4,458,237
Total assets	$8,193,850	$8,440,058

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,651,353	$1,694,599
Accrued expenses	260,838	438,912
Contract liabilities	326,124	372,795
Operating lease obligations	31,924	32,566
Total current liabilities	2,270,239	2,538,872
Long-term liabilities:
Deferred tax liability, net	464,804	420,128
Uncertain tax position liability	370,455	370,454
Operating lease obligation – net of current portion	77,292	85,437
Total liabilities	3,182,790	3,414,891
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2025, and December 31, 2024	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 8,527,467 shares issued and 8,379,834 shares outstanding at June 30, 2025, and 8,213,533 shares issued and 8,065,900 shares outstanding at December 31, 2024	8,528	8,214
Accrued common stock bonus	-	193,246
Additional paid-in capital	74,347,571	73,640,538
Accumulated other comprehensive income	243,945	226,031
Accumulated deficit	(69,420,148)	(68,874,026)
Common stock in treasury, at cost, 147,633 shares at June 30, 2025, and 147,633 shares at December 31, 2024	(168,836)	(168,836)
Total shareholders' equity	5,011,060	5,025,167

Total liabilities and shareholders' equity	$8,193,850	$8,440,058

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues, net	$5,428,025	$4,603,299	$9,805,817	$8,764,048
Cost of revenues	4,226,372	3,495,730	7,584,087	6,638,121
Gross profit	1,201,653	1,107,569	2,221,730	2,125,927

Operating expenses:
Salaries and related	593,368	624,648	1,176,404	1,196,227
General and administrative	432,568	482,558	957,692	854,019
Share-based compensation	510,622	2,678	511,889	41,662
Amortization of other intangible assets	72,410	73,211	142,189	147,496
Total operating expenses	1,608,968	1,183,095	2,788,174	2,239,404
Loss from Operations	(407,315)	(75,526)	(566,444)	(113,477)
Other income:
Interest income	10,422	-	20,778	141,780
Other income	3,025	848,674	6,066	1,049,883
Total other income	10,422	848,674	20,778	1,191,663
Income (loss) before income tax provision	(396,893)	773,148	(545,666)	1,078,186
Income tax provision	456	2,696	456	8,296
Net income (loss)	$(397,349)	$770,452	$(546,122)	$1,069,890

Net income (loss) per share – basic	$(0.05)	$0.10	$(0.07)	$0.13
Weighted average number of common shares outstanding - basic	8,303,274	8,065,396	8,165,647	8,048,908
Net income (loss) per share – diluted	$(0.05)	$0.10	$(0.07)	$0.13

Weighted average number of common shares outstanding - diluted	8,303,274	8,071,709	8,165,647	8,054,765
Condensed consolidated statements of comprehensive income (loss):
Net income (loss)	$(397,349)	$770,452	$(546,122)	$1,069,890
Other comprehensive income (loss):
Foreign currency translation adjustments	65,195	(20,151)	17,916	(65,576)
Comprehensive income (loss)	$(332,154)	$750,301	$(528,206)	$1,004,314

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net income (loss)	$(546,122)	$1,069,890
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	143,552	153,953
Amortization of operating lease right-of-use assets	15,090	10,292
Provision for bad debts	22,706	-
Accretion of discount on note receivable	-	(1,048,402)
Share-based compensation	511,889	41,662
Interest income accrued on note receivable	(13,380)	(141,780)
Changes in assets and liabilities:
Accounts receivable	(126,352)	(54,853)
Prepaid expenses and other current assets	133,790	(95,760)
Accounts payable	(127,874)	(192,493)
Accrued expenses	(184,709)	117,969
Contract liabilities	(65,517)	226,514
Operating lease obligations	(14,948)	(10,291)
Net cash (used in) provided by operating activities	(251,875)	76,701

Cash flows from investing activities
Purchase of property and equipment	(2,448)	(6,581)
Issuance of notes receivable	-	(550,000)
Net cash used in investing activities	(2,448)	(556,581)

Cash flows from financing activities
Repurchase of common stock	-	(3,996)
Proceeds from option exercises	2,213	-
Net cash provided by (used in) financing activities	2,213	(3,996)

Effect of exchange rate changes on cash and cash equivalents	35,264	(64,749)

Net change in cash and cash equivalents	(216,846)	(548,625)

Cash and cash equivalents, beginning of period	1,284,965	2,052,421
Cash and cash equivalents, end of period	$1,068,119	$1,503,796

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$456	$8,296
Interest	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Increase in note receivable for reimbursable expenses	$-	$50,000
Increase in note receivable for discount	$-	$847,193
Issuance of common shares in settlement of accrued common stock bonus	$193,246	$84,576
Operating lease liabilities from obtaining lease right-of-use assets	$-	$-

See accompanying notes to condensed consolidated financial statements

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2024 (Unaudited)

	Common Stock		Accrued Common	Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Stock Bonus	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Shares	Amount	Total
Balance, January 1, 2024	8,154,474	$8,154	$84,576	$73,505,439	$342,968	$(69,637,618)	(143,637)	$(164,840)	$4,138,679
Foreign currency translation adjustment	-	-	-	-	(45,425)	-	-	-	(45,425)
Issuance of common stock for accrued bonus	54,559	55	(84,576)	84,521	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	(3,996)	(3,996)	(3,996)
Share-based compensation expense	-	-	-	38,984	-	-	-	-	38,984
Net income	-	-	-	-	-	299,438	-	-	299,438
Balance, March 31, 2024	8,209,033	$8,209	$-	$73,628,944	$297,543	$(69,338,180)	(147,633)	$(168,836)	$4,427,680
Foreign currency translation adjustment	-	-	-	-	(20,151)	-	-	-	(20,151)
Share-based compensation expense	-	-	-	2,678	-	-	-	-	2,678
Net income	-	-	-	-	-	770,452	-	-	770,452
Balance, June 30, 2024	8,209,033	$8,209	$-	$73,631,622	$277,392	$(68,567,728)	(147,633)	$(168,836)	$5,180,659

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2025 (Unaudited)

	Common Stock		Accrued Common	Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Stock Bonus	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Shares	Amount	Total
Balance, January 1, 2025	8,213,533	$8,214	$193,246	$73,640,538	$226,031	$(68,874,026)	(147,633)	$(168,836)	$5,025,167
Foreign currency translation adjustment	-	-	-	-	(47,281)	-	-	-	(47,281)
Issuance of common stock for accrued bonus	62,501	62	(193,246)	193,184	-	-	-	-	-
Issuance of commons stock for stock options exercises	1,433	2	-	2,210	-	-	-	-	2,212
Share-based compensation expense	-	-	-	1,267	-	-	-	-	1,267
Net loss	-	-	-	-	-	(148,773)	-	-	(148,773)
Balance, March 31, 2025	8,277,467	$8,278	$-	$73,837,199	$178,750	$(69,022,799)	(147,633)	$(168,836)	$4,832,592
Foreign currency translation adjustment	-	-	-	-	65,195	-	-	-	65,195
Issuance of common stock for signing bonus	250,000	250		373,500	-	-	-	-	373,750
Share-based compensation expense	-	-	-	136,872	-	-	-	-	136,872
Net loss	-	-	-	-	-	(397,349)	-	-	(397,349)
Balance, June 30, 2025	8,527,467	$8,528	$-	$74,347,571	$243,945	$(69,420,148)	(147,633)	$(168,836)	$5,011,060

See accompanying notes to condensed consolidated financial statements

PAID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Liquidity and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. At June 30, 2025, the Company reported cash and cash equivalents of $1,068,119 and working deficit of $577,380 and reported cash flows used from operations of $251,875 for the six months ended June 30, 2025. The Company has reported a net loss of $546,122 for the six months ended June 30, 2025 and has an accumulated deficit of $69,420,148 at June 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company has adequate cash resources to fund operations during the next 12 months after the filing of this quarterly report on Form 10-Q. The repayment of the Embolx note receivable will alleviate the concern however the repayment date is uncertain. Additionally, the costs of doing business can be significantly reduced in hopes of eliminating the net loss and providing positive cash flow from operations. Management continues to explore opportunities and has organized additional resources to grow the Paid platform. There can be no assurance that anticipated growth in new business will occur and that the Company will be successful in launching new products and services, Management may seek alternative sources of capital to support the growth of future operations.

Although there can be no assurances, the Company believes that the above management plans will be sufficient to meet the Company’s working capital requirements through the end of August 2026 and will have a positive impact on the Company for the foreseeable future.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiary ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at June 30, 2025 and December 31, 2024. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the six months ended June 30, 2025 and 2024.

At June 30, 2025, the Company maintained 100% of its property and equipment, net of accumulated depreciation, in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the six months ended June 30, 2025 and 2024. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Measurement of Credit Losses

The Company has accounts receivable and note receivable and monitors the granting of credit and collecting debt on an ongoing basis. The Company maintains an allowance for doubtful accounts based on historical loss patterns, the number of days that billings are past due, and an evaluation of potential risk of loss associated with delinquent accounts. The Company has evaluated the accounts receivable for the first and second quarter of 2025 and recorded an allowance for credit losses of $22,706. The Company has two notes receivable and is a senior secure lender with an absolute obligation for one of the notes. The primary note was evaluated for credit losses as of June 30, 2025 by considering the contractual obligation, the valuation of the assets and the senior position of the repayment.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $310,277 and $193,852 as of June 30, 2025 and December 31, 2024, respectively. The Company has no customers that made up 10% of the accounts receivable balance at June 30, 2025 and one customer that made up 10% of the accounts receivable balance as of December 31, 2024. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. The Company has recorded a balance of $229,339 in contract assets as of June 30, 2025.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Contract liabilities were $326,124 and $372,795 at June 30, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2025, the Company recognized revenues of $372,795 related to contract liabilities outstanding at the beginning of the period.

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

For the six months ended June 30, 2024, there were approximately 105,000 of potentially dilutive shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Numerator:
Net income (loss)	$(397,349)	$770,452
Denominator:
Basic weighted-average shares outstanding	8,303,274	8,065,396
Basic income (loss) per share	$(0.05)	$0.10
Effect of dilutive securities	-	6,313
Diluted weighted-average shares outstanding	8,303,274	8,071,709
Diluted income (loss) per share	$(0.05)	$0.10

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Numerator:
Net income (loss)	$(546,122)	$1,069,890
Denominator:
Basic weighted-average shares outstanding	8,165,647	8,048,908
Basic income (loss) per share	$(0.07)	$0.13
Effect of dilutive securities	-	5,856
Diluted weighted-average shares outstanding	8,165,647	8,054,765
Diluted income (loss) per share	$(0.07)	$0.13

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At June 30, 2025, the Company operated in the following four reportable segments:

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

The following table compares total net revenue for the periods indicated.

	Three Months Ended		Six Months Ended

	June 30, 2025	June 30, 2024	June 30, 2024	June 30, 2024
Client services	$1,829	$5,266	$3,863	$12,525
eCommerce services	33,167	18,760	62,784	32,405
Shipping coordination and label generation services	5,393,029	4,579,273	9,739,170	8,719,118
Total revenues	$5,428,025	$4,603,299	$9,805,817	$8,764,048

The following table compares total income (loss) from operations for the periods indicated.

	Three Months Ended		Six Months Ended

	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Client services	$(3,422)	$1,905	$(4,426)	$5,359
eCommerce services	(44,149)	(48,332)	(122,603)	(71,017)
Shipping coordination and label generation services	(330,229)	(17,506)	(342,525)	35,158
Corporate operations	(29,515)	(11,593)	(96,890)	(82,977)
Total income (loss) from operations	$(407,315)	$(75,526)	$(566,444)	$(113,477)

Subsequent Events

On July 1, 2025, the Company amended its Note with 5String Solutions to include new payment terms on the additional $150,000 investment. The terms of the original note include a 12% annual interest rate and is due on April 30, 2027. The Company has agreed to a payment schedule for the additional investment of $75,000 paid on July 1, 2025, and the remaining $75,000 is due on or before October 7, 2025.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the segment reporting for the period ended June 30, 2024, to consolidate revenue reporting for smaller segments of the Company.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which provides guidance to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about reportable segment’s expenses. The new guidance must be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and retrospective application is required for all periods presented. The adoption of this standard on January 1, 2025 did not have a material impact on the consolidated financial statements and related disclosures.

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

The note receivable was in default effective June 19, 2024, in the amount of $4,193,607 and the Company has elected to defer interest of $1,554,270 and default penalties of $838,721. On July 29, 2024, the Board of Directors approved an extension with Embolx which was effective as of January 31, 2025. The Forbearance and Loan Modification Agreement with Embolx extends the note receivable of $5,967,100 until September 30, 2025 and carries a 25% interest rate. Options to extend the note receivable may be considered as return on the note payable is favorable and Embolx may seek additional time to consummate a financial transaction. Although the note is considered a short-term note, the full amount of the note receivable is not expected to be collected by June 30, 2026, and thus has been reclassed as long-term. It is possible a payment will be received when the note comes due for the first time in September 2025, however, determining the approximate amount would be very difficult.

For the six months ended June 30, 2025, the Company has elected to defer $1,554,270 of additional income related to the interest earned on the Convertible Note compared to $141,780 in interest income and $1,048,402 of other income recorded as of June 30, 2024.

The Company does not believe there is any impairment to the note receivable due to its secured position on the assets of Embolx and its expectation that the amounts will be recoverable if and when Embolx consummates a financial or merger transaction which is expected to happen in 2025 or 2026.

The Company entered into a $50,000 short term note with 5String Solutions LLC on April 4, 2024. The terms on the note include a 12% annual interest rate from the inception of the note which was due on May 15, 2024. The note has been amended as of July 3, 2024 and the initial investment shall be deducted from the future advance, and the note shall be deemed paid in full. The new note includes an additional $198,500 investment carrying a 12% interest rate. The short term note of $50,000 plus $1,500 interest calculated from April 4, 2024, to July 3, 2024, along with a $198,500 additional investment results in a $250,000 long term note due on or before April 30, 2027. On April 30, 2027 the Company has the option to convert the balance of the $400,000 note receivable into 55% ownership of 5String Solutions. In the event that the Company elects to convert the noted they subsequently have the option to purchase the remaining 45% ownership of 5String Solutions at a rate of 5-times EBITDA reported on December 31, 2026. On July 1, 2025 the Company made an additional investment of $75,000 in accordance with the original terms of the July 3, 2024 amendment.

Interest of $14,712 has been recorded based on the outstanding balance of the $250,000 note for the six-month period ending June 30, 2025.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2025	December 31, 2024
Payroll and related costs	$61,688	$209,434
Royalties	40,075	40,075
Accrued cost of revenues	106,437	166,765
Sales tax	22,228	22,228
Other	410	410
Total	$260,838	$438,912

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

In addition, the Company has various other intangibles from past business combinations.

At June 30, 2025, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$785,651	$585,502	$4,624,044	$6,011,197
Accumulated amortization	(16,000)	(785,651)	(585,502)	(2,707,798)	(4,094,951)
	$-	$-	$-	$1,916,246	$1,916,246

At December 31, 2024, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$743,628	$558,664	$4,388,146	$5,706,438
Accumulated amortization	(16,000)	(743,628)	(558,664)	(2,435,250)	(3,753,542)
	$-	$-	$-	$1,952,896	$1,952,896

Amortization expense of intangible assets for the six months ended June 30, 2025, and 2024 was $142,189 and $147,496, respectively.

Note 5. Commitments and Contingencies

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company’s former President, CEO and Chairman. On or around January 2020, the Company had allowed Mr. Pratt’s employment agreement to not renew, but Mr. Pratt alleges in a court in Canada that the Company terminated him and that the Company owes him a severance payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the size of the Board from five to three members, and Mr. Pratt and Mr. Austin Lewis, then CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021. On November 9, 2023, the courts dismissed the claim contesting the reduction of the board size. The trial on the remaining claim was held before the Delaware court on December 5-6, 2024. Post-trial briefing in the Delaware action was completed on March 21, 2025, and the Delaware court heard post-trial arguments at a hearing on June 10, 2025, the results of the briefing have not been released. The Company has not recorded a reserve as the outcome of these matters cannot be determined.

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

The Company filed a Certificate of Designations effective on December 30, 2016, which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of June 30, 2025, and December 31, 2024, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reported an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. The Company has had the option to force an exchange since December 2021. In total, the Company has reserved for future issuance of 2,106,880 shares of PAID common stock with respect to the remaining 5,918 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of June 30, 2025 for financial reporting purposes.

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

On May 15, 2025, the Company’s Board of Directors authorized the issuance of 250,000 bonus shares of PAID common stock to the CEO/CFO as a renewal bonus valued at $747,500 based upon the $2.99 closing price of the Company’s stock on May 15, 2025. $373,750 of share-based compensation expense was recognized immediately as 125,000 of the bonus shares were immediately vested. The remaining $373,750 of share-based compensation expense is to be recognized ratably during 2025 and 2026 as 125,000 of the bonus shares are subject to repurchase if the CEO/CFO were to terminate employment during the period ended January 1, 2027. The Company recorded $467,188, of share-based compensation expense for the six month period ended June 30, 2025, in connection with these additional shares.

Share Repurchase

In February 2024, the Company entered into an agreement to repurchase 3,996 shares of PAID common stock for a total amount of $3,996. There were no repurchase arrangements made in the second quarter of 2025.

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

On May 15, 2025, the Board of Directors voted to approve the issuance of options to purchase 55,000 shares of common stock to three board members. The value of each option granted is estimated using a Black-Scholes option pricing model. The weighted-average assumptions used consider an expected dividend yield of 0%, a risk-free interest rate of 4.07%, an expected life (in years) of 5.84, and expected volatility of 93.04%, resulting in a weighed average fair value of $2.30 per share.  Option compensation for the period ended June 30, 2025, related to the issuance of these shares is $42,197. The options have an exercise price of $2.99 per share and vest immediately.

For the three-month and six-month period ended June 30, 2025, the Company recorded $510,622 and $511,899, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2025 and prior years. For the three and six-month periods ended June 30, 2024, the Company recorded $2,678 and $41,662, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2024 and prior years.

Note 7. Leases

On July 2, 2024, the Company entered into an operating lease for our corporate office located at 700 Dorval Drive in Oakville Ontario. The lease commences September 1, 2024 with a expiration date of August 31, 2028. Future renewal options that are not likely to be executed as of the balance sheet date and are excluded from right-of-use assets and related lease liabilities.

We report operating lease assets, as well as operating lease current and non-current obligations on our condensed consolidated balance sheets for the right to use the building in our business.

The components of lease expense were as follows:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Operating lease cost	$8,465	$5,361

Supplemental balance sheet information related to leases was as follows:

	June 30, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$106,056	$115,150
Current portion of operating lease obligations	$31,924	$32,566
Operating lease obligations, net of current portion	$77,292	$85,437
Total operating lease liabilities	$109,216	$118,003

	June 30, 2025	December 31, 2024
Weighted Average Remaining Lease Term
Operating lease (in years)	2.9	3.6

Weighted Average Discount Rate
Operating lease	6.37%	6.37%

A summary of future minimum payments under non-cancellable operating lease commitment as of June 30, 2025 is as follows:

Years ending December 31,	Total
2025 (remainder of year)	$17,506
2026	35,163
2027	35,619
2028	23,746
Total lease liabilities	$112,034
Less amount representing interest	(2,818)
Total	109,216
Less current portion	(31,924)
Long term portion	$77,292

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ShipTime Inc. has developed a SaaS based application, which focuses on the small to medium business segment. This offering allows members to quote, process, generate labels, insure, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small businesses and through long standing partnerships with selected associations throughout Canada.  Our focus in 2025 will be to continue to grow this portion of our business.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024.

The following discussion compares the Company's results of operations for the three months ended June 30, 2025 with those for the three months ending June 30, 2024. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total net revenue for the periods indicated.

	Three months Ended June 30,
	2025	2024	% Change
Client services	$1,829	$5,266	(65)%
Shipping coordination and label generation services	5,393,029	4,579,273	18%
eCommerce services	33,167	18,760	77%
Total net revenues	$5,428,025	$4,603,299	18%

Revenues increased 18% in the second quarter as a result of the shipping coordination and label generation segment of the business. Shifts in shipping volume from Canada Post to alternate carriers along with strategic pricing strategies have contributed to the shipping volume increase of 18% in second quarter of 2025.

Client services revenues which include brewery management software and shipping calculator services decreased $3,436 or 65% to $1,829 in the second quarter of 2025 compared to $5,266 in 2024. The decrease in revenues is primarily due to the cancellation of several brewery management software clients and the announcement of the closing of this BeerRun Software in June of 2025.

Shipping coordination and label generation services revenues increased $813,756 or 18% to $5,393,029 in the second quarter of 2025 compared to $4,579,273 in 2024.  The increase is primarily due to the uncertainty of the Canada Post delivery services due to pending contract negotiations causing a significant shift to other carriers available to Canadian small businesses.

eCommerce services are available to small businesses that process online payment and shipping transactions. These include shipping, payments and web hosting services. The Company has recognized revenues of $33,167 an increase of $14,407 or 77% compared to $18,760 for the same period in 2024. The Company has success marketing the PaidShipping portion of this segment of the business in 2025.

Gross Profit

Gross profit increased $94,084 in the second quarter of 2025 to $1,201,653 compared to $1,107,569 in 2024.  Gross margin decreased 2% to 22% in the second quarter of 2025 compared to 24% for the same period in 2024.

Operating Expenses

Total operating expenses in the second quarter of 2025 were $1,608,965 compared to $1,183,095 in the second quarter of 2024, an increase of $425,870 or 36%. The increase is related to the stock-based compensation expense for the second quarter of 2025.

Other Income/Expense, net

Net other income in 2025 was $10,422 compared to $848,674 in 2024, a decrease of $838,252 or 99%. The second quarter 2025 other income made up of gains on an interest-bearing savings account along with interest earned on notes receivable whereas the second quarter of 2024 contains interest and additional discounts related to the note receivable. The Company is currently deferring the interest and penalties related to the note receivable.

Net Income (Loss)

The Company recorded a net loss in the second quarter of 2025 of $397,349 compared to a net income of $770,452 for the same period in 2024. The net loss per share for the second quarter of 2025 was ($0.05) and the net income for 2024 was $0.10 per share.

Comparison of the six months ended June 30, 2025 and 2024.

The following discussion compares the Company's results of operations for the six months ended June 30, 2025 with those for the six months ending June 30, 2024. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total net revenue for the periods indicated.

	Six months Ended June 30,
	2025	2024	% Change
Client services	$3,863	$12,525	(69)%
Shipping coordination and label generation services	9,739,170	8,719,118	12%
eCommerce services	62,784	32,405	94%
Total net revenues	$9,805,817	$8,764,048	12%

Revenues increased 12% in 2025 as a result of the shipping coordination and label generation segment of the business. Ongoing marketing efforts and strategic pricing along with shifts s in shipping volume from Canada Post to alternate carriers increased the overall transactional volume by 21% in the first two quarters of 2025.

Client services revenues, which include brewery management software and shipping calculator services decreased $8,662 or 69% to $3,863 in the first two quarters of 2025 compared to $12,525 for the same period in 2024. The decrease in revenues is primarily due to the cancellation of several brewery management software clients and the announcement of the closing of this BeerRun Software as of June of 2025.

Shipping coordination and label generation services revenues increased $1,020,052 or 12% to $9,739,170 in the first two quarters of 2025 compared to $8,719,118 for the same period in 2024.  The increase is primarily due to the uncertainty of the Canada Post delivery services due to pending contract negotiations causing a significant shift to other carriers available to Canadian small businesses during the second quarter.

eCommerce services are available to small businesses that process online payment and shipping transactions. These include shipping, payments and web hosting services. The Company has recognized revenues of $62,784 an increase of $30,379 or 94% compared to $32,405 for the same period in 2024. The Company has success marketing the PaidShipping portion of this segment of the business in 2025.

Gross Profit

Gross profit increased $95,803 in the first two quarters of 2025 to $2,221,730 compared to $2,125,927 in 2024 an increase of 5%.  Gross margin decreased 1% to 23% in the first two quarters of 2025 compared to 24% for the same period in 2024.

Operating Expenses

Total operating expenses in 2025 were $2,788,174 compared to $2,239,404 for the same period of 2024, an increase of $548,770 or 25%. The increase is related to $511,899 in stock-based compensation expense for the second quarter of 2025.

Other Income/Expense, net

Net other income in 2025 was $20,778 compared to $1,191,663 in 2024, a decrease of $1,170,885 or 98%. The other income recognized in 2025 is made up of gains on an interest-bearing savings account along with interest earned on the 5String note receivable whereas the other income in 2024 contains interest and additional discounts related to a note receivable. The Company is currently deferring the interest and penalties related to the Embolx note receivable.

Net Income (Loss)

The Company recorded a net loss in the first two quarters of 2025 of $546,122 compared to a net income of $1,069,890 for the same period in 2024. The net loss per share for the second quarter of 2025 was ($0.07) and the net income for 2024 was $0.13 per share.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net income (loss) to cash and cash equivalents used in operating activities for the six months ended June 30, 2025 and 2024 is as follows:

	2025	2024
Net income (loss)	$(546,122)	$1,069,890
Depreciation and amortization	143,552	153,953
Amortization of operating lease right-of-use assets	15,090	10,292
Provision for bad debts	22,706	-
Share-based compensation	511,889	41,662
Accretion of discount on note receivable	-	(1,048,402)
Interest income accrued on note receivable	(13,380)	-
Changes in assets and liabilities	(385,610)	(8,914)
Net cash used in operating activities	$(251,875)	$76,701

Working Capital and Liquidity

The Company had cash and cash equivalents of $1,068,119 at June 30, 2025, compared to $1,284,965 at December 31, 2024. The Company had net working deficit of $577,380 at June 30, 2025, a decrease of $52,087 compared to the deficit of $629,467 at December 31, 2024. The decrease in net working capital is primarily attributable to the accounts receivable balance at the end of the second quarter in 2025.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2025, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. Our management is not aware of any litigation outstanding, threatened or pending as of the date hereof by or against us or our properties which we believe would be material to our financial condition or results of operations, except with respect to a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former President and CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the board from five to three, and Mr. Pratt and Mr. Austin Lewis, CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021. On November 9, 2023 the Delaware courts dismissed Mr. Pratt’s claim relating to the board reduction from five to three. The trial on the remaining claim was held before the Delaware court on December 5-6, 2024.  Post-trial briefing in the Delaware action was completed on March 21, 2025, and the Delaware court heard post-trial arguments at a hearing on June 10, 2025.  The results of the hearing have not been released.  The Company has not recorded a reserve as the outcome of these matters cannot be determined.

ITEM 1A.     RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2024.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 15, 2025, The Company issued 250,000 shares of common stock at $2.99 per share for bonus compensation. The common stock was issued in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act Rule 506(b) of Regulation D promulgated thereunder.

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

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: August 14, 2025		W. Austin Lewis, IV, CEO, CFO

LIST OF EXHIBITS

10.1	Amendment to 2018 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 13, 2020)
31.1	CEO and CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)