Form 10-Q
period 2025-09-30
PAID INC
filed 2025-11-14
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.  (Check one):

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

Yes ☐     No ☒

As of November 14, 2025, the issuer had outstanding 8,386,827 shares of its Common Stock.

PAID, INC.

FORM 10-Q

TABLE OF CONTENTS

Part I – Financial Information

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025, and 2024	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025, and 2024	5

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2025, and 2024	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II – Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	2

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,149,384	$1,284,965
Accounts receivable, net	325,027	193,852
Prepaid expenses and other current assets	388,874	430,588
Total current assets	1,863,285	1,909,405

Property and equipment, net	4,827	4,370
Intangible assets, net	1,804,269	1,952,896
Operating lease right-of-use assets, net	96,125	115,150
Notes receivable, long term	4,557,672	4,458,237
Total assets	$8,326,178	$8,440,058

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,357,963	$1,694,599
Accrued expenses	509,926	438,912
Contract liabilities	397,914	372,795
Operating lease obligations	31,522	32,566
Total current liabilities	2,297,325	2,538,872
Long-term liabilities:
Deferred tax liability, net	447,366	420,128
Uncertain tax position liability	370,455	370,454
Operating lease obligation, net of current portion	67,770	85,437
Total liabilities	3,182,916	3,414,891

Commitments and contingencies (Note 5)

Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2025, and December 31, 2024	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 8,527,467 shares issued and 8,379,834 shares outstanding at September 30, 2025, and 8,213,533 shares issued and 8,065,900 shares outstanding at December 31, 2024	8,528	8,214
Accrued common stock bonus	-	193,246
Additional paid-in capital	74,459,746	73,640,538
Accumulated other comprehensive income	231,816	226,031
Accumulated deficit	(69,387,992)	(68,874,026)
Common stock in treasury, at cost, 147,633 shares at September 30, 2025 and December 31, 2024	(168,836)	(168,836)
Total shareholders' equity	5,143,262	5,025,167

Total liabilities and shareholders' equity	$8,326,178	$8,440,058

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues, net	$5,508,629	$4,445,910	$15,314,444	$13,209,958
Cost of revenues	4,231,104	3,362,076	11,815,190	10,000,198
Gross profit	1,277,525	1,083,834	3,499,254	3,209,760

Operating expenses:
Salaries and related	681,894	643,979	1,858,296	1,840,080
General and administrative	385,475	512,926	1,343,167	1,366,947
Share-based compensation	112,175	3,266	624,064	44,928
Amortization of other intangible assets	72,735	73,443	214,924	220,939
Total operating expenses	1,252,279	1,233,614	4,040,451	3,472,894
Income (loss) from Operations	25,246	(149,780)	(541,197)	(263,134)
Other income:
Interest income	9,723	17,221	24,435	159,003
Other income	3,596	-	9,662	1,049,882
Total other income	13,319	17,221	34,097	1,208,885
Income (loss) before income tax provision	38,565	(132,559)	(507,100)	945,751
Income tax provision	6,409	1,120	6,865	9,416
Net income (loss)	$32,156	$(133,679)	$(513,965)	$936,335

Net income (loss) per share – basic	$0.00	$(0.02)	$(0.06)	$0.12
Weighted average number of common shares outstanding - basic	8,527,467	8,061,400	8,385,460	8,051,294
Net income (loss) per share – diluted	$0.00	$(0.02)	$(0.06)	$0.12

Weighted average number of common shares outstanding - diluted	8,589,878	8,061,400	8,385,460	8,059,044
Condensed consolidated statements of comprehensive income (loss):
Net income (loss)	$32,156	$(133,679)	$(513,965)	$936,335
Other comprehensive income (loss):
Foreign currency translation adjustments	(12,129)	4,214	5,785	(61,361)
Comprehensive income (loss)	$20,027	$(129,465)	$(508,180)	$874,974

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net income (loss)	$(513,965)	$936,335
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	217,086	230,342
Amortization of operating lease right-of-use assets	22,887	16,358
Provision for bad debts	40,041	-
Accretion of discount on note receivable	-	(1,048,402)
Share-based compensation	624,064	44,928
Interest income accrued on note receivable	(24,435)	(155,198)
Changes in assets and liabilities:
Accounts receivable	(164,157)	(7,901)
Prepaid expenses and other current assets	54,641	(196,251)
Accounts payable	(388,271)	(284,122)
Accrued expenses	63,550	93,738
Contract liabilities	12,219	243,772
Operating lease obligations	(22,674)	(16,335)
Net cash used in operating activities	(79,014)	(142,736)

Cash flows from investing activities
Purchase of property and equipment	(2,467)	(6,572)
Issuance of notes receivable	(75,000)	(748,500)
Net cash used in investing activities	(77,467)	(755,072)

Cash flows from financing activities
Repurchase of common stock	-	(3,996)
Proceeds from option exercises	2,212	-
Net cash provided by (used in) financing activities	2,212	(3,996)

Effect of exchange rate changes on cash and cash equivalents	18,688	(61,097)

Net change in cash and cash equivalents	(135,581)	(962,901)

Cash and cash equivalents, beginning of period	1,284,965	2,052,421
Cash and cash equivalents, end of period	$1,149,384	$1,089,520

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$6,865	$9,416
Interest	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Increase in note receivable for reimbursable expenses	$-	$50,000
Increase in note receivable for discount	$-	$847,193
Issuance of common shares in settlement of accrued common stock bonus	$193,246	$84,576
Operating lease liabilities from obtaining lease right-of-use assets	$-	$130,506

See accompanying notes to condensed consolidated financial statements

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (Unaudited)

	Common Stock		Accrued Common	Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Stock Bonus	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Shares	Amount	Total
Balance, January 1, 2025	8,213,533	$8,214	$193,246	$73,640,538	$226,031	$(68,874,026)	(147,633)	$(168,836)	$5,025,167
Foreign currency translation adjustment	-	-	-	-	(47,281)	-	-	-	(47,281)
Issuance of common stock for accrued bonus	62,501	62	(193,246)	193,184	-	-	-	-	-
Issuance of commons stock for stock options exercises	1,433	2	-	2,210	-	-	-	-	2,212
Share-based compensation expense	-	-	-	1,267	-	-	-	-	1,267
Net loss	-	-	-	-	-	(148,773)	-	-	(148,773)
Balance, March 31, 2025	8,277,467	$8,278	$-	$73,837,199	$178,750	$(69,022,799)	(147,633)	$(168,836)	$4,832,592
Foreign currency translation adjustment	-	-	-	-	65,195	-	-	-	65,195
Issuance of common stock for signing bonus	250,000	250		373,500	-	-	-	-	373,750
Share-based compensation expense	-	-	-	136,872	-	-	-	-	136,872
Net loss	-	-	-	-	-	(397,349)	-	-	(397,349)
Balance, June 30, 2025	8,527,467	$8,528	$-	$74,347,571	$243,945	$(69,420,148)	(147,633)	$(168,836)	$5,011,060
Foreign currency translation adjustment	-	-	-	-	(12,129)	-	-	-	(12,129)
Share-based compensation expense	-	-	-	112,175	-	-	-	-	112,175
Net income	-	-	-	-	-	32,156	-	-	32,156
Balance, September 30, 2025	8,527,467	$8,528	$-	$74,459,746	$231,816	$(69,387,992)	(147,633)	$(168,836)	$5,143,262

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 (Unaudited)

	Common Stock		Accrued Common	Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Stock Bonus	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Shares	Amount	Total
Balance, January 1, 2024	8,154,474	$8,154	$84,576	$73,505,439	$342,968	$(69,637,742)	(143,637)	$(164,840)	$4,138,679
Foreign currency translation adjustment	-	-	-	-	(45,425)	-	-	-	(45,425)
Issuance of common stock for accrued bonus	54,559	55	(84,576)	84,521	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	(3,996)	(3,996)	(3,996)
Share-based compensation expense	-	-	-	38,984	-	-	-	-	38,984
Net income	-	-	-	-	-	299,562	-	-	299,438
Balance, March 31, 2024	8,209,033	$8,209	$-	$73,628,944	$297,543	$(69,338,180)	(147,633)	$(168,836)	$4,427,680
Foreign currency translation adjustment	-	-	-	-	(20,151)	-	-	-	(20,151)
Share-based compensation expense	-	-	-	2,678	-	-	-	-	2,678
Net income	-	-	-	-	-	770,452	-	-	770,452
Balance, June 30, 2024	8,209,033	$8,209	$-	$73,631,622	$277,392	$(68,567,728)	(147,633)	$(168,836)	$5,180,659
Foreign currency translation adjustment	-	-	-	-	4,214	-	-	-	4,214
Share-based compensation expense	-	-	-	3,266	-	-	-	-	3,266
Net income	-	-	-	-	-	(133,679)	-	-	(133,679)
Balance, September 30, 2024	8,209,033	$8,209	$-	$73,634,888	$281,606	$(68,701,407)	(147,633)	$(168,836)	$5,054,460

See accompanying notes to condensed consolidated financial statements

PAID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Note 1. Organization and Significant Accounting Policies

PAID, Inc. (“PAID”, the “Company”, “we”, “us”, or “our”) has developed a full line of SaaS-based business services including PaidPayments, PaidCart, PaidShipping and PaidWeb. These solutions are developed to provide businesses with streamlined experiences for website creation, online sales, payment collection and shipping all in one platform.

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

Liquidity and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. At September 30, 2025, the Company reported cash and cash equivalents of $1,149,384 and working deficit of $434,040 and reported cash flows used from operations of $79,014 for the nine months ended September 30, 2025. The Company has reported a net loss of $513,965 for the nine months ended September 30, 2025 and has an accumulated deficit of $69,387,992 at September 30, 2025.

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

Although there can be no assurances, the Company believes that the above management plans will be sufficient to meet the Company’s working capital requirements through the end of November 2026 and will have a positive impact on the Company for the foreseeable future.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiary ShipTime Canada, Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at September 30, 2025 and December 31, 2024. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the nine months ended September 30, 2025 and 2024.

At September 30, 2025, the Company maintained 100% of its property and equipment, net of accumulated depreciation, in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the nine months ended September 30, 2025 and 2024. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenue principally from fees for coordinating shipping services, merchant processing services and client services.

The Company recognizes revenue by taking into consideration the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Due to the nature of the Company’s service and product offerings and contracts associated with these, the Company’s deliverables do not fluctuate, and its revenue recognition is consistent. The Company evaluates whether amounts billed to customers should be reported as revenues on a gross or net basis. Generally, revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it assumes the risk of loss, when it has discretion in setting the prices for the services to the customers, and when the Company has the ability to direct the use of the services provided by the third party. We generally are responsible for the fulfilment of a customer order despite the fact we do not directly provide the delivery services; we can redirect delivery to other shipping companies in our network. We control the price for which the customer pays, and generally collect the gross shipping fees and remit the contractual rate to this shipping company. Our risk of loss relates to credit card chargebacks, certain self-insured shipping losses and other miscellaneous charges that we cannot pass through to the shipping company. During 2025, the Company discontinued its client services which had an immaterial effect on revenue. Due to the immateriality, the related amounts have not been broken out for financial statement purposes.

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

For brewery management software revenues, the Company recognized subscription revenue on a monthly basis. Brewery management software subscribers were billed monthly at the first of the month. All payments are made via credit card for the following month.

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

For arrangements under which the Company provided a subscription for brewery management software, the Company satisfies its performance obligations over the life of the subscription, typically twelve months or less.

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

Measurement of Credit Losses

The Company has accounts receivable and note receivable and monitors the granting of credit and collecting debt on an ongoing basis. The Company maintains an allowance for doubtful accounts based on historical loss patterns, the number of days that billings are past due, and an evaluation of potential risk of loss associated with delinquent accounts. The Company has evaluated the accounts receivable for 2025 and recorded an allowance for credit losses of $45,622 as of September 30, 2025. The Company has two notes receivable and is a senior secure lender with an absolute obligation for one of the notes. The primary note was evaluated for credit losses as of September 30, 2025 by considering the contractual obligation, the valuation of the assets and the senior position of the repayment.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has only a small balance of accounts receivable, totaling $325,027 and $193,852 as of September 30, 2025 and December 31, 2024, respectively. The Company has no customers that made up 10% of the accounts receivable balance at September 30, 2025 and one customer that made up 10% of the accounts receivable balance as of December 31, 2024. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. The Company has recorded a balance of $286,332 in contract assets as of September 30, 2025.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Contract liabilities were $397,914 and $372,795 at September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025, the Company recognized revenues of $372,795 related to contract liabilities outstanding at the beginning of the period.

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

For the three months ended September 30, 2024, there were approximately 62,000 of potentially dilutive shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Numerator:
Net income (loss)	$32,156	$(133,679)
Denominator:
Basic weighted-average shares outstanding	8,527,467	8,061,400
Basic income (loss) per share	$0.00	$(0.02)
Effect of dilutive securities	62,411	-
Diluted weighted-average shares outstanding	8,589,878	8,061,400
Diluted income (loss) per share	$0.00	$(0.02)

.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Numerator:
Net income (loss)	$(513,965)	$936,335
Denominator:
Basic weighted-average shares outstanding	8,385,460	8,051,294
Basic income (loss) per share	$(0.06)	$0.12
Effect of dilutive securities	-	7,750
Diluted weighted-average shares outstanding	8,385,460	8,059,044
Diluted income (loss) per share	$(0.06)	$0.12

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At September 30, 2025, the Company operated in the following four reportable segments:

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

The following table compares total net revenue for the periods indicated.

	Three Months Ended		Nine Months Ended

	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Client services	$-	$2,495	$3,863	$15,020
eCommerce services	3,391	12,478	22,911	37,654
Shipping coordination and label generation services	5,505,238	4,430,937	15,287,670	13,157,284
Total revenues	$5,508,629	$4,445,910	$15,314,444	$13,209,958

The following table compares total income (loss) from operations for the periods indicated.

	Three Months Ended		Nine Months Ended

	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Client services	$-	$(691)	$(4,426)	$4,668
eCommerce services	(13,080)	(95,967)	(135,680)	(166,984)
Shipping coordination and label generation services	86,279	(21,496)	(259,744)	14,382
Corporate operations	(47,953)	(31,626)	(141,347)	(115,200)
Total income (loss) from operations	$25,246	$(149,780)	$(541,197)	$(263,134)

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require enhanced disclosure of the effective tax rate reconciliation (including specified categories and tabular presentation of reconciling items) and expanded disclosure of income taxes paid, disaggregated by jurisdiction. The transition and open-effective-date paragraph (ASC 740-10-65-9) provides that the guidance is effective for public business entities for annual periods beginning after December 15, 2024, and for entities other than public business entities for annual periods beginning after December 15, 2025. Early adoption is permitted. The amendments are required to be applied on a prospective basis; retrospective application is permitted. The Company adopted this standard on January 1, 2025, without a material impact on its consolidated financial statements or related disclosures.

In November 2024, the FASB issued guidance that requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The guidance also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. The guidance is effective for the Company for annual periods beginning in fiscal year 2029. The Company is currently assessing the impacts of the new guidance on its financial statement disclosures.

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

The note receivable was in default effective June 19, 2024, in the amount of $4,193,607 and the Company has elected to defer interest of $1,923,840 and default penalties of $838,721. On July 29, 2024, the Board of Directors approved an extension with Embolx which was effective as of January 31, 2025. The Company entered into a Forbearance and Loan Modification Agreement with Embolx which extended the note receivable of $5,967,100 until September 30, 2025 and carried a 25% interest rate. On September 30, 2025 the Company amended the Forbearance Agreement to expire on August 31, 2026. Although the note is considered a short-term note, the full amount of the note receivable is not expected to be collected by September 30, 2026, and thus has been reclassed as long-term.

For the nine months ended September 30, 2025, the Company has elected to defer $1,923,840 of additional income related to the interest earned on the Convertible Note. For the nine months ending ending September 30, 2024, the Company recorded $141,780 in interest income related to the interest due on the note receivable for the first quarter of 2024. The note was in default effective June 19, 2024, at which time the Company recorded $1,048,402 of other income related to the 25% Original Issue Discount on the note receivable.

The Company does not believe there is any impairment to the note receivable due to its secured position on the assets of Embolx and its expectation that the amounts will be recoverable if and when Embolx consummates a financial or merger transaction which is expected to happen in 2026.

The Company entered into a $50,000 short term note with 5String Solutions LLC on April 4, 2024. The terms on the note include a 12% annual interest rate from the inception of the note which was due on May 15, 2024. The note has been amended as of July 3, 2024 and the initial investment shall be deducted from the future advance, and the note shall be deemed paid in full. The new note includes an additional $198,500 investment carrying a 12% interest rate. The short term note of $50,000 plus $1,500 interest calculated from April 4, 2024 to July 3, 2024, along with a $198,500 additional investment, results in a $250,000 long term note due on or before April 30, 2027. On April 30, 2027 the Company has the option to convert the balance of the $400,000 note receivable into 55% ownership of 5String Solutions. In the event that the Company elects to convert the note, they subsequently have the option to purchase the remaining 45% ownership of 5String Solutions at a rate of 5-times EBITDA reported on December 31, 2026. On July 1, 2025 and October 10, 2025, the Company made an additional investment of $75,000 per occurrence and in accordance with the original terms of the July 3, 2024 amendment.

Interest of $24,435 has been recorded based on the outstanding balance of the $325,000 note for the nine months ended September 30, 2025 compared to $13,418 of interest income for the nine months ended September 30, 2024.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2025	December 31, 2024
Payroll and related costs	$196,185	$209,434
Royalties	40,075	40,075
Accrued cost of revenues	237,936	166,765
Sales tax	22,228	22,228
Other	13,502	410
Total	$509,926	$438,912

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

In addition, the Company has various other intangibles from past business combinations.

At September 30, 2025, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$769,249	$575,027	$4,531,968	$5,892,244
Accumulated amortization	(16,000)	(769,249)	(575,027)	(2,727,699)	(4,087,975)
	$-	$-	$-	$1,804,269	$1,804,269

At December 31, 2024, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$743,628	$558,664	$4,388,146	$5,706,438
Accumulated amortization	(16,000)	(743,628)	(558,664)	(2,435,250)	(3,753,542)
	$-	$-	$-	$1,952,896	$1,952,896

Amortization expense of intangible assets for the nine months ended September 30, 2025, and 2024 was $214,924 and $220,939, respectively.

Note 5. Commitments and Contingencies

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company’s former President, CEO and Chairman. On or around January 2020, the Company had allowed Mr. Pratt’s employment agreement to not renew, but Mr. Pratt alleges in a court in Canada that the Company terminated him and that the Company owes him a severance payment. The trial for the Canadian dispute is set for May 2026. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the size of the Board from five to three members, and Mr. Pratt and Mr. Austin Lewis, then CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021. On November 9, 2023, the courts dismissed the claim contesting the reduction of the board size. The trial on the remaining claim was held before the Delaware court on December 5-6, 2024. Post-trial briefing in the Delaware action was completed on March 21, 2025, and the Delaware court heard post-trial arguments at a hearing on June 10, 2025, the results of the briefing have not been released. The Company has not recorded a reserve as the outcome of these matters cannot be determined.

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

The Company filed a Certificate of Designations effective on December 30, 2016, which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of September 30, 2025, and December 31, 2024, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reported an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. The Company has had the option to force an exchange since December 2021. In total, the Company has reserved for future issuance of 2,106,880 shares of PAID common stock with respect to the remaining 5,918 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of September 30, 2025 for financial reporting purposes.

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

On March 7, 2025, the Company’s Board of Directors authorized the issuance of 62,501 bonus shares of PAID common stock to the CEO/CFO, one additional officer and two employees for services rendered during 2024. This bonus was valued at $193,246 based on the closing price of the Company’s common stock at March 6, 2025 and was issued in March 2025. This bonus was recorded in accrued common stock bonus in shareholders’ equity as of December 31, 2024.

On May 15, 2025, the Company’s Board of Directors authorized the issuance of 250,000 bonus shares of PAID common stock to the CEO/CFO as a renewal bonus valued at $747,500 based upon the $2.99 closing price of the Company’s stock on May 15, 2025. $373,750 of share-based compensation expense was recognized immediately as 125,000 of the bonus shares were immediately vested. The remaining $373,750 of share-based compensation expense is to be recognized ratably during 2025 and 2026 as 125,000 of the bonus shares are subject to repurchase if the CEO/CFO were to terminate employment through the period ended January 1, 2027. The Company recorded $86,250 of share-based compensation expense for the nine month period ended September 30, 2025, in connection with these additional vesting of these shares.

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

On May 15, 2025, the Board of Directors voted to approve the issuance of options to purchase 55,000 shares of common stock to three board members. The value of each option granted is estimated using a Black-Scholes option pricing model. The weighted-average assumptions used consider an expected dividend yield of 0%, a risk-free interest rate of 4.07%, an expected life (in years) of 5.84, and expected volatility of 93.04%, resulting in a weighed average fair value of $2.30 per share.  Option compensation for the period ended September 30, 2025 related to the issuance of these shares is $126,500. The options have an exercise price of $2.99 per share and vest immediately.

On July 15, 2025, the Company issued options to purchase 16,232 shares of common stock to one employee. The options have an exercise price of $2.70 and are vested immediately. The value of each option granted is estimated using a Black-Scholes pricing model. The weighted-average assumptions used consider an expected dividend yield of 0%, a risk-free interest rate of 4.05%, an expected life (in years) of 5.84, and expected volatility of 93.55%, resulting in a weighed average fair value of $2.08 per share. Share-based compensation for these options was recorded at $33,763 during the nine months ended September 30, 2025.

For the three-month and nine-month period ended September 30, 2025, the Company recorded $35,030 and $164,086, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2025 and prior years. For the three and nine-month periods ended September 30, 2024, the Company recorded $3,266 and $44,928, respectively, of share-based compensation expense related to the vesting of applicable options granted in 2024 and prior years.

Note 7. Leases

On July 2, 2024, the Company entered into an operating lease for our corporate office located at 700 Dorval Drive in Oakville Ontario. The lease commences September 1, 2024 with a expiration date of August 31, 2028. Future renewal options that are not likely to be executed as of the balance sheet date and are excluded from right-of-use assets and related lease liabilities.

We report operating lease assets, as well as operating lease current and non-current obligations, on our condensed consolidated balance sheets for the right to use the building in our business.

The components of lease expense were as follows:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Operating lease cost	$8,530	$6,494

Supplemental balance sheet information related to leases was as follows:

	September 30, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$96,125	$115,150
Current portion of operating lease obligations	$31,522	$32,566
Operating lease obligations, net of current portion	$67,770	$85,437
Total operating lease liabilities	$99,292	$118,003

	September 30, 2025	December 31, 2024
Weighted Average Remaining Lease Term
Operating lease (in years)	2.9	3.6

Weighted Average Discount Rate
Operating lease	6.37%	6.37%

A summary of future minimum payments under non-cancellable operating lease commitment as of September 30, 2025 is as follows:

Years ending December 31,	Total
2025 (remainder of year)	$8,570
2026	34,429
2027	34,875
2028	23,250
Total lease liabilities	$101,124
Less amount representing interest	(1,832)
Total	99,292
Less current portion	(31,522)
Long term portion	$67,770

Note 8. Subsequent Events

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the fiscal year ended December 31, 2024, that was filed on April 15, 2025.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024.

The following discussion compares the Company's results of operations for the three months ended September 30, 2025 with those for the three months ending September 30, 2024. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total net revenue for the periods indicated.

	Three Months Ended September 30,
	2025	2024	% Change
Client services	$-	$2,495	(100)%
Shipping coordination and label generation services	5,505,238	4,430,937	24%
eCommerce services	3,391	12,478	(73)%
Total net revenues	$5,508,629	$4,445,910	24%

Revenues increased 24% in the third quarter as a result of the shipping coordination and label generation segment of the business. Shifts in shipping volume from Canada Post to alternate carriers along with strategic sales initiatives and pricing strategies have contributed to the shipping volume increase of 24% in third quarter of 2025.

Client services revenues, which include brewery management software and shipping calculator services decreased $2,495 or 100% to $0 in the third quarter of 2025 compared to $2,495 in 2024. The decrease in revenues is due to the retirement of the brewery management software application and the online shipping calculation services. The Company announced the closing of this BeerRun Software in June of 2025.

Shipping coordination and label generation services revenues increased $1,074,301 or 24% to $5,505,238 in the third quarter of 2025 compared to $4,430,937 in 2024.  The increase is primarily due to the uncertainty of the Canada Post delivery services due to pending contract negotiations causing a significant shift to other carriers available to Canadian small businesses. The Company has added several new carriers to the platform and has increased the marketing and awareness as an alternate to Canada Post.

eCommerce services are available to small businesses that process online payment and shipping transactions. These include payments and web hosting services. The Company has recognized revenues of $3,391, a decrease of $9,087 or 73% compared to $12,478 for the same period in 2024. The decrease is attributed to the loss of a client for the PaidPayments portion of this segment of the business in 2025.

Gross Profit

Gross profit increased $193,691 in the third quarter of 2025 to $1,277,525 compared to $1,083,834 in 2024.  Gross margin decreased 1% to 23% in the third quarter of 2025 compared to 24% for the same period in 2024.

Operating Expenses

Total operating expenses in the third quarter of 2025 were $1,252,279 compared to $1,233,614 in the third quarter of 2024, an increase of $18,665 or 2%. The increase is related to the stock-based compensation expense and salaries for the third quarter of 2025.

Other Income/Expense, net

Net other income in 2025 was $13,319 compared to $17,221 in 2024, a decrease of $3,902 or 23%. The third quarter 2025 other income was made up of gains on an interest-bearing savings account along with interest earned on notes receivable whereas the third quarter of 2024 contains year-to-date interest on the 5String note receivable.

Net Income (Loss)

The Company recorded a net income in the third quarter of 2025 of $32,156 compared to a net loss of ($133,679) for the same period in 2024. The net income per share for the third quarter of 2025 was $0.00 and the net loss per share for 2024 was ($0.02).

Comparison of the nine months ended September 30, 2025 and 2024.

The following discussion compares the Company's results of operations for the nine months ended September 30, 2025 with those for the nine months ending September 30, 2024. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total net revenue for the periods indicated.

	Nine Months Ended September 30,
	2025	2024	% Change
Client services	$3,863	$15,020	(74)%
Shipping coordination and label generation services	15,287,670	13,157,284	16%
eCommerce services	22,911	37,654	(39)%
Total net revenues	$15,314,444	$13,209,958	16%

Revenues increased 16% in 2025 as a result of the shipping coordination and label generation segment of the business. Ongoing marketing efforts and strategic pricing along with shifts s in shipping volume from Canada Post to alternate carriers increased the overall transactional volume by 22% in the first three quarters of 2025.

Client services revenues, which include brewery management software and shipping calculator services decreased $11,157 or 74% to $3,863 in the first three quarters of 2025 compared to $15,020 for the same period in 2024. The decrease in revenues is primarily due to the retirement of Auctioninc services and the closing of this BeerRun Software as of June of 2025.

Shipping coordination and label generation services revenues increased $2,130,386 or 16% to $15,287,670 in the first three quarters of 2025 compared to $13,157,284 for the same period in 2024.  The increase is primarily due to the uncertainty of the Canada Post delivery services due to pending contract negotiations causing a significant shift to other carriers available to Canadian small businesses during the third quarter.

eCommerce services are available to small businesses that process online payment and shipping transactions. These include payments and web hosting services. The Company has recognized revenues of $22,911 a decrease of $14,743 or 39% compared to $37,654 for the same period in 2024. The decrease is related to the loss of a client in the PaidPayments segment of the business in 2025.

Gross Profit

Gross profit increased $289,494 in the first three quarters of 2025 to $3,499,254 compared to $3,209,760 in 2024 an increase of 9%.  Gross margin decreased 1% to 23% in the first three quarters of 2025 compared to 24% for the same period in 2024.

Operating Expenses

Total operating expenses in 2025 were $4,040,451 compared to $3,472,894 for the same period of 2024, an increase of $567,557 or 16%. The increase is related to $579,136 in stock-based compensation expense recorded in 2025.

Other Income/Expense, net

Net other income in 2025 was $34,097 compared to $1,208,885 in 2024, a decrease of $1,174,788 or 97%. The other income recognized in 2025 is made up of gains on an interest-bearing savings account along with interest earned on the 5String note receivable whereas the other income in 2024 contains interest and additional discounts related to a note receivable. The Company is currently deferring the interest and penalties related to the Embolx note receivable.

Net Income (Loss)

The Company recorded a net loss in the first three quarters of 2025 of $513,965 compared to a net income of $936,335 for the same period in 2024. The net loss per share for the third quarter of 2025 was ($0.06) and the net income for 2024 was $0.12 per share.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net income (loss) to cash and cash equivalents used in operating activities for the nine months ended September 30, 2025 and 2024 is as follows:

	2025	2024
Net income (loss)	$(513,965)	$936,335
Depreciation and amortization	217,086	230,342
Amortization of operating lease right-of-use assets	22,887	16,358
Provision for bad debts	40,041	-
Share-based compensation	624,064	44,928
Accretion of discount on note receivable	-	(1,048,402)
Interest income accrued on note receivable	(24,435)	(155,198)
Changes in assets and liabilities	(444,692)	(167,099)
Net cash used in operating activities	$(79,014)	$(142,736)

Working Capital and Liquidity

The Company had cash and cash equivalents of $1,149,384 at September 30, 2025, compared to $1,284,965 at December 31, 2024. The Company had a net working capital deficit of $434,040 at September 30, 2025, a decrease of $195,427 compared to the deficit of $629,467 at December 31, 2024. The decrease in net working capital is primarily attributable to the cash on hand and the accounts receivable balance at the end of the third quarter in 2025.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of September 30, 2025, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

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

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: November 14, 2025		W. Austin Lewis, IV, CEO, CFO

LIST OF EXHIBITS

10.1	Amendment to 2018 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 13, 2020)
31.1	CEO and CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)