Form 10-K
period 2025-12-31
PAID INC
filed 2026-03-31
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                                                                             ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its managements’ assessment of effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                                                                              ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                                                                                                                             ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the Over-the-Counter Bulletin Board on June 30, 2025 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $6,851,217.

As of March 31, 2026, the registrant had 8,446,289 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report except those Exhibits so incorporated as set forth in the Exhibit Index.

PAID, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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

Item 1. Business

Overview

PAID, Inc. (the “Company” or “PAID”) was incorporated in Delaware on August 9, 1995. The Company has multiple web addresses, including www.paid.com, which offers updated information on various aspects of our operations and www.shiptime.com which showcases our online label generation software. The information contained in the Company's website should not be deemed to be a part of this Annual Report. The Company's principal executive offices are located at 225 Cedar Hill Street, Marlborough, Massachusetts 01752 with offices also located at 700 Dorval Drive, Oakville, Ontario, Canada. The Company's telephone number is (617) 861-6050.

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

Our Business

ShipTime Inc. ShipTime’s platform provides its members with the ability to quote, process, generate labels, track and dispatch shipments while getting preferred rates on packages and skidded less than truckload (“LTL”) freight shipments throughout North America and around the world. The application provides customers with a choice of today’s leading couriers and freight carriers, all with discounted pricing allowing members to save on every shipment. In addition to these features, ShipTime also provides what it refers to as “Heroic Multilingual Customer Support.” In this capacity, ShipTime acts as an advocate on behalf of its clients in resolving matters concerning orders and shipping to enhance customer experiences.  With an increasing focus and service offering for e-commerce merchants; which include online shopping carts, inventory management, payment services, client prospecting and retention software, ShipTime can help merchants worldwide grow and scale their businesses. ShipTime generates monthly revenue through transactions and “software as a service” (SAAS) offerings. We actively sell directly to small and medium businesses and through long standing partnerships with selected associations throughout Canada and we currently serve in excess of 109,300 members across the world.

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

While the ShipTime portion of our business is our key revenue driver; our strategy in 2025 was to continue to build out the foundation of the Paid platform of e-commerce products while driving our core business forward. By continuing to offer small-to-medium enterprises meaningful solutions and an integrated infrastructure platform we can enhance the value proposition to both our channel partners and our growing customer base allowing us to cost effectively break into new markets.

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

As ShipTime has been cash flow positive we are able to take advantage of the excess cash with long- and short-term investments. During 2022, the Company entered into a Securities Purchase Agreement with respect to a secured $1.875 million convertible note made by Embolx, Inc., a California corporation. Pursuant to the Securities Purchase Agreement, the Company loaned USD $1.5 million to Embolx. The Note was purchased at a 20% ($375,000) original issue discount and was subject to a 9-month maturity, after which, if unpaid, would then carry a 20% interest rate.  The Company has the option to convert the note into shares of common stock of Embolx.  Under the Securities Purchase Agreement, the Company had the right to purchase additional shares on the same terms. An agreement to extend the Note in 2024 was authorized which included an additional $500,000 investment with a 25% original issue discount. In 2025 the Company entered into a Forbearance and Loan Modification Agreement with Embolx which extends the note until August 2026. Additionally, Management feels that the assets of Embolx are sufficient to satisfy the obligation of the note receivable. Management continues to evaluate the financial status of Embolx and the potential sales of their business.

The business strategy described above is intended to expand our markets, increase revenue per member while enhancing our opportunities in the online ecommerce market. There are always a variety of factors that may impact our plans and inhibit our success. See “Risk Factors” included in Item 1A. Therefore, we have no guarantees and can provide no assurances that our plans will be successful.

Marketing and Sales

The Company continues to successfully nurture and grow relationships with our channel partners and has added new relationships that are global in scope. While much of the growth and success in 2025 was the result of the cooperative efforts of ShipTime sales staff, our channel partners and our marketing strategies play a key role in the Company’s growth. Additions to our management team have allowed us to continue to pursue opportunities with channel partners.

The Company will continue to market PAID and ShipTime throughout 2026 and beyond. Cross-selling efforts will be enhanced, and new features are being added to our Paid and ShipTime platforms. Based on experience and feedback with existing partnerships that promote our product lines, the Company believes that creating additional partnerships in the United States and beyond North America is an effective marketing tool to promote and encourage new registrations. Additional resources and marketing initiatives will be utilized to increase onboarding and convert our members into active long-time users of the Company’s services in order to accelerate our growth.

Revenue Sources

In 2025, our revenues were primarily derived from our label generation services. This portion of our business has maintained consistent growth since our merger with ShipTime in 2016. In addition to the label generation services, we continue to focus on launching our new e-commerce platforms and adding additional carriers and services to our product offerings. See “Risk Factors” included in Item 1A. We have no guarantees and can provide no assurances that our plans will be successful.

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

Research and Development

Over the past years, the Company has made progress developing new integrations with e-commerce shopping cart platforms. The Company has recently brought on a new Chief Technology Officer in addition to several new developers who are focused on the growth of the PAID brand and ShipTime products and their technologies. Our technology roadmap has been projected from 2025 through the 2027 calendar year and we have enhancements scheduled for all aspects of our businesses. Our strategy includes continuous user enhancements on our existing platforms, new websites, updates to our e-commerce shopping cart solution, enhancements to our merchant payment processing platform, shipping calculator enhancements and many additional features and upgrades to our online shopping and shipping tools.

Employees

As of March 31, 2026, the Company currently has twenty-nine full time equivalent employees and one part-time employee. We have no collective bargaining agreements and consider the relationship with our employees to be heroic.

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

To address these risks, we must, among other things, successfully market our e-commerce products, our merchant payment platform and shipping label generation services, continue to develop new relationships with carriers, e-commerce service providers, maintain our customer base, attract significant numbers of new customers, respond to competitive developments, and continue to develop and upgrade our technologies. We cannot offer any assurances that we will be successful in addressing these risks.

The Company has reported substantial operating losses since 1999. There can be no assurance that we will be profitable in the future.

Our capital is limited, and we may need additional financing to continue operations.

We require substantial working capital to fund our business. If we are unable to obtain additional financing in the amounts desired and on acceptable terms, or at all, or issue stock, we could be required to significantly reduce the scope of our expenditures, which impact our business potential and the market price of our common stock. By raising additional funds by issuing equity securities, our shareholders will be further diluted. Based on our cash position as of December 31, 2025, we believe we have sufficient capital to fund our anticipated operating expenses over the next 12 months.

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

You should not rely on the results for any period as an indication of future performance. Our operating results and rate of growth are unpredictable and are expected to fluctuate in the future due to several additional factors, many of which are outside our control. These factors beyond our control include:

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

As a strategic response to changes in the competitive environment, we may from time to time make certain service, marketing or supply decisions or acquisitions that could have a material adverse effect on our results of operations and financial condition. In 2025, our revenues were derived from our shipping coordination, shipping label generation services, and eCommerce solutions.

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

Growth places a significant strain on our management, operational and financial resources, and has placed significant demands on our management, which currently include two executive officers, two senior executives including a president and chief technical officer, a director of marketing, a vice president of sales and a vice president of finance. In order to manage growth, we will be required to continue to expand existing operations, particularly with respect to enhanced product offerings, customer service and development, to improve existing and implement new operational, financial systems, procedures and controls. In 2025, the Company added several consultants to assist with development of Paid and ShipTime platforms and operational needs and will continue to add technical and marketing personnel.

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

We believe that our future success will depend upon our ability to identify, attract, hire, train, motivate and retain other highly skilled managerial, accounting, technical consulting, marketing and customer service personnel. The Company has been awarded a “Great Place to Work” certification in Canada. We have added six new employees with minimal turnover in the last year. We cannot offer assurances that we will be successful in attracting, assimilating or retaining the necessary personnel, and failure to do so could have an adverse effect on our business.

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

Other Risks

In February 2025 United Sates President ordered a 25% tariff on goods from Canada, Mexico and China which went into effect on March 4, 2025. The order was entered into under the International Emergency Economic Powers Act (IEEPA). This decision impacted many small businesses shipping goods to the United States from Canada impacting approximately 10% of our label generation customer revenues. From March to August of 2025 subsequent decisions were made regarding tariffs on automobiles, auto parts, goods made of aluminum or steel, overlapping tariffs and goods shipped under the Canada, United States Mexico Agreement. Ultimately, on August 29, 2025, the Unites States ordered the lifting of the $800 de minimis exemption resulting in duty and tax impacts for all personal shipments in addition to small businesses. The constant and ongoing changes resulting in a significant number of duty and tax charges are subject to disputes with various government agencies. There are also questions on the legality of the IEEPA tariff change that could be important to the resolution of the outstanding disputes. On February 20, 2026, the United States Supreme Court ruled the IEEPA does not grant the President the authority to impose tariffs which may lead to a refund of billions of US dollars to small business across globe. We cannot estimate a possible impact on our business or the future of international revenue however the ongoing changes and decisions but the United States President can result in an impact on our financial condition.

Risks Associated with our Common Stock

Our stock price has been and may continue to be very volatile.

The market price of the shares of our common stock has been, and is likely to be, highly volatile. During the year ended December 31, 2025 our stock price as quoted on the OTC Pink operated by the OTC Markets Group, Inc., on the OTCPINK has ranged from a high of $4.80 per share to a low of $2.25 per share. The variance in our share price makes it difficult to forecast with any certainty the stock price at which you may be able to buy or sell your shares of our common stock. The market price for our stock could be subject to wide fluctuations in response to factors that are out of our control such as:

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

Our common stock is currently quoted on the OTCPINK, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There are a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the year ended December 31, 2025 the actual daily trading volume ranged from a low of 0 shares of common stock to a high of 11,800 shares of common stock. Selling our shares can be more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares purchased should they desire to do so.

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
●

Our reliance on third-party service providers, such as Google Cloud for server hosting and Stripe for payment processing, Twilio for two-factor authentication, incorporates a level of inherited security measures. Nonetheless, our commitment extends to continuously assessing and enhancing our cybersecurity frameworks to align with evolving industry standards and best practices.

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

Item 2.  Properties

The Company’s primary offices are located at 700 Dorval Drive, Oakville, Ontario with a principal executive office at P.O. Box 17 Southborough, Massachusetts, pursuant to a lease agreement for the Oakville property which expires in August 2028.

Item 3.  Legal Proceedings

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. Our management is not aware of any litigation outstanding, threatened or pending as of the date hereof by or against us or our properties which we believe would be material to our financial condition or results of operations, except with respect to a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former President and CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment in addition to claims of an unpaid bonus. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the board from five to three, and Mr. Pratt and Mr. Austin Lewis, CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision and, in November 2023 this claim was dismissed. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021. The trial was held before the Delaware court on December 5-6, 2024. Post-trial briefing in the Delaware action was completed on March 21, 2025, followed by a post-trial hearing on May 14, 2025.

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001 per share, is presently quoted on the OTC Pink operated by the OTC Markets Group Inc., on the OTCPINK under the symbol "PAYD".

The following table sets forth the high and low bid information for our common stock as reported by OTCPINK for the eight quarters ended December 31, 2025. The quotations from the OTCPINK reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

2024	High	Low
Quarter ended March 31, 2024	$1.60	$1.40
Quarter ended June 30, 2024	$1.64	$1.30
Quarter ended September 30, 2024	$3.20	$1.29
Quarter ended December 31, 2024	$3.74	$2.45

2025	High	Low
Quarter ended March 31, 2025	$4.80	$2.82
Quarter ended June 30, 2025	$3.15	$2.53
Quarter ended September 30, 2025	$3.00	$2.60
Quarter ended December 31, 2025	$3.30	$2.25

As of March 31, 2026, there were approximately 871 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

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

Equity Compensation Plan Information

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	-	$0.00	-
Equity Compensation Plans Not Approved by Security Holders	582,975	$2.80	361,525
Total	582,975	$2.80	361,525

See Note 10, Notes to Consolidated Financial Statements for the years ended December 31, 2025 and 2024 included in Part IV, Item 15, of this Annual Report, for a discussion of the material features of the stock options, warrants and related stock plans.

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

Overview

ShipTime Inc. has developed a SaaS based application, which focuses on the small to medium business segment. This offering allows members to quote, process, generate labels, purchase insurance, dispatch and track courier and LTL shipments all from a single interface. The application provides customers with a choice of today’s leading couriers and freight carriers, all with discounted pricing allowing members to save on every shipment. ShipTime can also be integrated into on-line shopping carts to facilitate sales via e-commerce. We actively sell directly to small businesses and through long standing partnerships with selected associations throughout Canada.  Our focus in 2026 will be to continue to grow this portion of our business.

PAID, Inc. (the “Company”) has developed a full line of SaaS-based business services including PaidPayments, PaidCart, PaidShipping and PaidWeb. These eCommerce services provide commerce solutions to small - and medium-sized businesses by enabling them to use one platform to market their products, sell their goods and services, accept payment, and create repeat sales through an online payment processing solution. This capability also provides cost advantages, rapid response to market needs, simplified processes for boarding business and a seamless interface for our merchant customers.

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

Note Receivable

The Company has two notes receivable outstanding that accrue annual interest and penalties for non-payment. The notes are backed by the assets of the debtor and management continues to evaluate the collectability of the notes. The Company has recognized significant gains on interest and penalties. If the Company determines this note is uncollectible, it could result in a significant loss and subsequent litigation for the Company.

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The following discussion compares the Company's results of operations for the year ended December 31, 2025 with those for the year ended December 31, 2024. The Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total revenue for the periods indicated.

	Years ended December 31,
	2025	2024	% Change
Client services	$3,863	$17,815	(78)%
Shipping coordination and label generation services	20,677,832	18,499,613	12%
eCommerce services	26,540	68,097	(61)%
Total revenues	$20,708,235	$18,585,525	11%

Revenues increased $2,122,710 or 11% in 2025 primarily from a result of the fourth quarter increase in shipping coordination and label generation services due to the impacts of the Canada Post carrier strike. This event has had a significant impact on the entire Canadian transportation industry.

Client services revenues, which include brewery management software and shipping calculator services decreased $13,951 or 78% to $3,863 compared to $17,815 in 2024. The decrease was attributable to the retirement of the brewery management software business.

Shipping coordination and label generation services revenues increased $2,178,219 or 12% to $20,677,832 in 2025 compared to $18,499,613 in 2024. The increase is largely attributable to impacts of the Canada Post strike and the additional marketing for this segment of the business.

eCommerce services made up of PaidPayments and PaidWeb in the United States returned a decrease of $41,557 or 61% to $26,540 in 2025 compared to $68,097 in 2024. The Company is shifting the focus on single Paid products to a full platform of product offerings; the decrease is attributable to customers using PaidPayments products.

Gross Profit

Gross profit increased $573,378 or 14% to $4,644,795 in 2025 compared to $4,071,417 in 2024. Gross margin decreased to 22% for the year ended 2025 compared to 23% for 2024. The increase in gross profit was due to growth of the shipping coordination and label generation service revenues.

Operating Expenses

Total operating expenses in 2025 were $5,299,572 compared to $4,564,799 in 2024, an increase of $734,773 or 16%. The increase is mainly due to the share-based compensation for the renewal of one employee contract in addition to the hiring of two new executive level employees in 2025.

Other Income/Expense, net

Net other income in 2025 was $50,520 in 2025 compared to $1,215,925 in 2024, a decrease of 1,165,405 or 96%. The 2024 other income is made of a gain of $1,192,182 on the Embolx, Inc. note receivable whereas the Company has elected to refrain from recording any revenues from the Embolx note until the end of the current agreement.

(Benefit) Provision for Income Taxes

Total income tax (benefit) provision for 2025 was $(236,014) compared to $(41,049) in 2024. The change of $194,965 is a result of the net effect of the adjustment for long term tax liabilities.

Net Income

The Company reported a net loss in 2025 of $(368,243) compared to net income of $763,592 for the same period in 2024. The basic income per common share in 2025 is ($0.04) compared to $0.09 per common share in 2024.

Inflation

The Company believes that inflation has not had a material effect on its results of operations.

Cash Flows

A summarized reconciliation of the Company's cash flows for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Net income (loss)	$(368,243)	$763,592
Depreciation and amortization	289,737	304,797
Accretion of discount on note receivable	-	(1,048,402)
Interest and default income accrued on note receivable	(36,123)	(156,410)
Amortization of operating lease right-of-use assets	30,656	13,710
Bad debt	40,072	-
Deferred income taxes	(236,014)	(41,504)
Share-based compensation	868,455	235,575
Changes in current assets and liabilities	(641,711)	376,285
Net cash provided by (used in) operating activities	$(53,171)	$447,643
Net cash used in investing activities	$(152,469)	$(756,526)
Net cash provided by financing activities	$2,212	$392
Effect of exchange rate on cash and cash equivalents	$26,521	$(138,537)
Net change in cash and cash equivalents	$(176,907)	$(447,028)

Working Capital and Liquidity

The Company had cash and cash equivalents of $1,108,059 on December 31, 2025 compared to $1,284,965 on December 31, 2024. The Company had working capital of ($304,212) on December 31, 2025 compared to ($629,467) on December 31, 2024, An increase of $325,255. The increase in working capital is attributed to the increase in notes receivable and the decrease in accounts payable for the year ended 2025.

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

Item 8.  Financial Statements and Supplementary Data

The financial statements listed in Item 15(a) are incorporated herein by reference and are filed as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page 33.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer /Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of December 31, 2025, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As described in our accompanying Management's Annual Report on Internal Control over Financial Reporting, we have identified four remaining material weaknesses in internal controls over financial reporting. Because of these remaining material weaknesses, we concluded that, as of December 31, 2025 our internal control over financial reporting was not effective based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We continued to review new procedures and controls in 2026 and have taken steps to remediate the material weaknesses at the entity and activity levels, and to review further our procedures and controls in 2025. In addition, we expect to continue improve our infrastructure, personnel and related processes in order to strengthen and materially affect our internal control over financial reporting.

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

Management, with the participation of our principal executive officer/principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 31, 2024 based on criteria established under the COSO integrated framework of internal controls. The COSO framework identifies five components of internal control and provides a basis for evaluating the effectiveness of internal controls. Management has concluded that our internal controls over financial reporting were not effective as of December 31, 2024 due to the following:

1.	Entity Level Controls

-	Ineffective communication of information
-	Ineffective monitoring of activities

2.	Activity Level Controls

-	Lack of procedures and control documentation

-	Lack of documentation for cost of goods sold
-	Lack of reconciliation of cash held in reserve
-	Ineffective review of concessions provided to customers

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

Steps taken towards Remediation of Ineffective Communication of Information:

●

The Company has hired a CTO to oversee the IT environment and controls. Steps have been taken to implement backup and redundancies to reduce risk. Additional testing environments have been created along with adding new hires to create a stronger IT environment.

●

Business objectives are communicated throughout the company with the addition of a new President who will be in the Canadian office on a regular basis. Company town hall meetings and weekly senior management meeting have shown significant improvement in aligning the business objectives.

Ineffective Monitoring of Activities

Monitoring is a process that assesses the quality of internal control performance over time.

Steps taken towards Remediation of Ineffective Monitoring of Activities:

●

Additional internal controls regarding fraud and risk have been implemented using our merchant processing software. The Company continuously monitors these areas to mitigate any impacts of fraudulent behavior.

●	The Company has automated reporting to monitor activity, members of senior management receive daily reporting on the revenue, margins and new customers visiting our site and using our services.

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

The Company has taken significant steps to reduce risks associated with information technology controls and documentation. Our information technology department has implemented multi-factor authentication, segregated the duties between developers and performs periodic information technology risk assessments to strengthen our IT environment. We used cloud-based solutions, tokenization to remove the need to capture and site confidential financial data in addition to encryption to protect personal data.

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

Steps taken towards Remediation of Revenue Recognition:

●

The Company continues to evaluate the use of technology to automate reports that are used for financial reporting. Monthly reconciliations are performed to analyze the contract liabilities and technology has been improved to assist in reducing the risks associate with human errors.

●

Steps taken towards Remediation of Financial Closing:

●

The Company has migrated the accounting software to cloud based technology. This will assist the finance team with additional segregation of duties and will allow the SVP of Finance more time to produce financial statements. Improvements in this area will continue through 2026.

●

Steps taken towards Remediation of Cash held in Reserve:

●

Improvements to the reconciliations for the cash held in reserve have been effective in reducing variances. Regular monthly reconciliations have been implemented to monitor for any significant changes.

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

As a smaller reporting company, our independent registered public accounting firm is not required to issue a report on the Company's internal control over financial reporting as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

As discussed in the Managements' Annual Report on Internal Control over Financial Reporting, the Company continues to make improvements to the entity and activity controls and expects to take further steps in 2026 to remediate the outlined deficiencies. The Company monitors all financial activity and has implemented automated tools to support the reconciliation process specific to financial reporting. The Company has added many new reconciliations to assist with the financial reporting. The CEO/CFO has worked with the SVP of Finance and management to identify areas of improvement and together they continue to implement cross training and redundancies to assist with internal controls. Departmental budgets have been established, and all transactions are reviewed monthly. The forecast is reviewed by the CFO on a regular basis and all members of Management contribute to the review. While we believe these improvements are effective at mitigating the risk of a material error, we have not yet concluded that they are operating effectively. There were several areas of improvement in our segregation of duties, financial closing, and information technology controls that have positively impacted our internal control over financial reporting for the fiscal year ended 2025.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the directors and executive officers of PAID:

Name	Age	Position
W. Austin Lewis, IV	50	CEO, CFO
David Scott	31	COO
Andrew Pilaro	56	Director
Laurie Bradley	72	Director
David Ogden (resigned October 2025)	63	Director

Andrew Pilaro was elected as of September 19, 2000, for a term expiring at the 2001 Annual Meeting of Stockholders and until their successors are elected and qualified~~.~~ On March 27, 2021, the Company amended its Bylaws to reduce the existing Board of Directors from five positions to three positions. At that time, W. Austin Lewis, IV and Allan Pratt automatically rolled off from the Board of Directors. Under Delaware law, unless otherwise provided in the certificate of incorporation or bylaws, directors are elected for one-year terms at the annual meeting of shareholders. The Amended Bylaws would provide for the Board to be divided into three classes of directors serving staggered three-year terms.  As a result, approximately one-third of the Board will be elected each year.  Initially, three directors will serve between one-to-three-year terms.  The directors placed in a Class I position will serve for approximately one year.  The directors placed in a Class II position will serve for approximately two years. The directors placed in a Class III position will serve approximately three years. After this transitional arrangement, the Directors will serve for three-year terms, with one class being elected each year. On October 15, 2025 David Ogden submitted a resignation from the Board of Directors, the Company is currently conducting a search to fill the open position.

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

David Ogden is the CEO of Soho Management Consulting, a global investment consulting firm, and President of Soho Printing LLC in Naples, Florida. He has held many senior positions with FedEx, including Managing Director of Sales for the FedEx Middle East and Africa region based in Dubai, where he played a key role in India's launch as a directly served FedEx location. Additionally, he served as Managing Director of FedEx Logistics in the Middle East and Africa, where he was responsible for establishing the region's first FedEx Logistics subsidiary. After his tenure with FedEx, he relocated to Egypt, where he established a group of companies offering best-in-class business support services under a holding company. Following Egypt, he moved to Abu Dhabi to work for an alternative investment company focused on developing warehousing and logistics parks in the United Arab Emirates. Recently, he has been involved with e-commerce ventures from around the world. As of October 15, 2025 Mr. Ogden has resigned from the Board of Directors.

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

Audit Committee Report

The Audit Committee reviewed and discussed our audited consolidated financial statements for the year ended December 31, 2025, with our management.  The Audit Committee also reviewed and discussed our audited consolidated financial statements, and the matters required to be discussed, by the Public Company Accounting Oversight Board (“PCAOB”), including material weaknesses and other internal control deficiencies with dbbmckennon, our independent registered public accounting firm. The Audit Committee received from dbbmckennon the written disclosures and letter required by applicable requirements of the PCAOB regarding the independent accountant's communications with the audit committee concerning independence and has discussed with the independent accountant the independent accountant's independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The Audit Committee
/s/ Andrew Pilaro

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company's Code of Ethics will be provided to anyone, free of charge, upon request to: W. Austin Lewis, CEO and CFO, PAID, Inc., P.O. Box 17, Southborough, MA 01772.

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

Corporate Disclosure and Insider Trading Policy

The Company’s Corporate Disclosure and Insider Trading Policy ensures that communications to the investing public are timely, factual and accurate, and consistently and broadly disseminated in accordance with law. The insider trading policy extends to directors, executive officers, certain designated employees, and their applicable family members. The policy restricts disclosure of Material Information (as defined in the policy) until the same information is generally disseminated to the public. The policy states that it is illegal for anyone to purchase or sell securities with knowledge of Material Information that has not been publicly disclosed, and describes the penalties associated with the violation. The policy provides for pre-clearance of trades, trading blackout periods, and suspension of trading, as applicable. A copy of the policy is attached as Exhibit 19.

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

On March 29, 2021, the Company entered into an Employment Agreement and an Executive Non-Competition Agreement with W. Austin Lewis, IV, as CEO of the Company, with an effective date of January 4, 2021. The Employment Agreement is for a two-year term from the effective date with automatic one-year renewals subject to 12 months’ notice of termination by the Company. Mr. Lewis shall receive an annualized salary of $300,000 and may qualify for a bonus. Mr. Lewis also received 250,000 shares of Company’s common stock as a signing bonus, of which 125,000 shares may be repurchased at $1.91 per share in the event that Mr. Lewis terminates his employment prior to January 1, 2022.  In addition, other than termination “for cause”, Mr. Lewis qualifies for a one-year severance of his then current salary. By separate agreement dated March 29, 2021, Mr. Lewis is also bound by a non-competition restriction for a period of 12 months following termination. On March 21, 2023, the Board of Directors approved a renewal of Mr. Lewis’s employment agreement. The Amendment to the Employment Agreement is for a two-year term with automatic one-year renewals subject to 12 months’ notice of termination by the Company. Mr. Lewis shall receive an annualized salary of $321,000 and may qualify for a bonus. Mr. Lewis also received 250,000 shares of the Company’s common stock of which 125,000 shares may be repurchased at $0.01 per share if Mr. Lewis terminated his employment agreement prior to January 1, 2024.

On March 23, 2023, the Board of Directors approved the terms of an employment contract for David Scott, the Company’s COO. The Employment Agreement as executed is for a one-year term with automatic one-year renewals subject to 6 months’ notice of termination by the Company. Mr. Scott shall receive an annualized salary of $214,000 CAD and may qualify for a bonus. Mr. Scott also received $25,000 USD shares of the Company’s common stock which may be repurchased at $0.01 per share if Mr. Scott terminated his employment agreement prior to April 1, 2024. Mr. Scott has received merit increases for the years ending 2024 and 2025.

On May 15, 2025, the Company’s Board of Directors authorized the issuance of 250,000 bonus shares of PAID common stock to the CEO/CFO as a renewal bonus valued at $747,500. The issuance was based upon the $2.99 closing price of the Company’s stock on May 15, 2025.

Compensation to the Named Executive Officers

The following table sets forth the compensation of the Company's chief executive officer, chief financial officer and the chief operating officer, and each officer whose total cash compensation exceeded $100,000, for the last two fiscal years ended December 31, 2025 and 2024.

	Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards ($)	Total
W. Austin Lewis, IV (1)(2)(4)(6)(8)(10)(11) (CFO, CEO)	2025	$339,190	$836,473	$-	$1,175,663
	2024	$321,000	$131,407	$-	$452,407
David Scott (3)(5)(6)(7)(9)(12) (COO)	2025	$167,443	$51,160	$-	$218,603
	2024	$163,558	$77,298	$-	$240,856

1.	Mr. Lewis’s start date was July 31, 2012.

2.	Mr. Lewis’s salary was approved by the Board of Directors at $346,680.
3.	Mr. Scott was promoted to Chief Operating Officer on May 1, 2020.
4.	Mr. Lewis received 250,000 shares on March 29, 2023 valued at $1.75 per share.
5.	Mr. Scott received 13,889 shares on April 10, 2023 valued at $1.80 per share.
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

8.

Mr. Lewis’s bonus for 2024 includes $139,136 to be paid out in 2025 in cash and shares, which was approved by the Board of Directors on March 07, 2024. 34,440 shares were valued at $3.03 per share based on the close price of the Company’s common stock at March 06, 2025.

9.

Mr. Scott’s bonus for 2024 includes $77,298 to be paid out in 2025 in cash and shares, which was approved by the Board of Directors on March 07, 2024. 12,755 shares were valued at $3.03 per share based on the close price of the Company’s common stock at March 06, 2025.

10.	Mr. Lewis received 250,000 shares on May 15, 2025 valued at $2.99 per share.
11.

Mr. Lewis’s bonus for 2025 includes $88,973 to be paid out in 2026 in shares, which was approved by the Board of Directors on February 27, 2026. 37,072 shares were valued at $2.40 per share based on the close price of the Company’s common stock at February 26, 2026.

12.

Mr. Scott’s bonus for 2025 includes $51,160 to be paid out in 2026 in cash and shares, which was approved by the Board of Directors on February 27, 2026. 5,329 shares were valued at $2.40 per share based on the close price of the Company’s common stock at February 26, 2026.

The following tables set forth certain information related to outstanding equity awards as of December 31, 2025 for our executive officers.

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

On August 13, 2020, the Board of Directors approved cash compensation to board members equal to $4,000, payable in equal installments quarterly, plus an additional $6,000 for each chairperson payable in equal installments quarterly. There were no options granted to executives in 2022. On March 23, 2023 the Board of Directors approved stock option awards of 15,000 shares for board members and an additional 20,000 shares for committee chairmen. These awards take into consideration the absence of option issuance in 2021 and 2022. Options were granted at an exercise price of $1.75 per share and vested immediately. The Company recorded $104,550 of share-based compensation with relation to the options granted to the Board. On February 22, 2024 the Board of Directors approved stock option awards of 5,000 shares for board members and an additional 5,000 shares for committee chairmen. Options were granted at an exercise price of $1.55 per share and vested immediately. On May 15, 2025 the Board of Directors approved stock option awards of 5,000 for board members and an additional 10,000 shares for committee chairmen. The Company recorded $126,500 of share-based compensation with relation to the options granted to the Board.

The following table provides compensation information for the one-year period ended December 31, 2025 for the non-employee members of our Board of Directors.

	Director Compensation in 2025
Name	Fees earned or paid in cash	Option Awards ($)	Total
Andrew Pilaro	$10,000	$74,750	$84,750
Laurie Bradley	$10,000	$74,750	$84,750
David Ogden	$4,000	$14,950	$18,950

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the management of the Company the following table sets forth the beneficial ownership of our common stock as of March 31, 2026 of each of our directors and executive officers, and all of our directors and executive officers as a group, and other beneficial owners holding more than five percent of the Company’s issued and outstanding shares.

	Amount and Nature of Beneficial Ownership		Percent of Class (2)
W. Austin Lewis, IV	3,634,094		40%
Allan Pratt	2,222,273	(3)	25%
David Scott	139,337	(5)	2%
John Smith	805,100		9%
Laurie Bradley	144,217	(4)	2%
Andrew Pilaro	135,000	(1)	1%
All directors beneficial owners	7,080,021		78%

(1)	Includes options to purchase 127,000 shares of the Company’s common stock.
(2)	Percentages are calculated on the basis of the amount of outstanding securities plus for such person or group, any securities that person or group has the right to acquire within 60 days.
(3)	Included in this amount are shares authorized and reserved for future issuance from exchangeable shares.
(4)	Includes options to purchase 117,500 shares of the Company’s common stock.
(5)	Includes options to purchase 80,000 shares of the Company’s common stock

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company did not engage in any transaction in 2025 or 2024, and does not currently propose any transaction, in which the Company was a participant whereas the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Our board of directors currently consists of two members. Our board of directors determined that the directors, Andrew Pilaro and Laurie Bradley, are independent under the standards of the “Nasdaq Global Market” pursuant to Nasdaq Listing Rule 5605.

Item 14. Principal Accountant Fees and Services

dbbmckennon is our independent registered public accounting firm for the period of May 29, 2024 through current, KMJ Corbin & Company LLP (“KMJ”) was our independent registered public accounting firm through May 29, 2024.

The following is a summary of the fees billed to the Company by KMJ and dbbmckennon for professional services rendered for the years ended December 31, 2025 and 2024. These fees are for work performed in the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

	2025	2024
Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Quarterly Reports (together, the “Financial Statements” ) and for services normally provided in connection with statutory and regulatory filings or engagements	$93,500	$67,500
Tax Fees
Consists of fees billed for tax compliance, tax advice and tax planning	5,500	6,900
Total All Fees	$99,000	$74,400

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

10.8	Exchange and Call Rights Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 23, 2016)
10.9	Support Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 23, 2016)
10.10+	Employment Agreement for Allan Pratt (incorporated by reference to Exhibit 10.5 to Form 8-K filed on December 23, 2016)
10.11+	Employment Agreement for W. Austin Lewis IV dated March 29, 2021 (incorporated by reference to Exhibit 10.11 to Form 10-K filed on March 31, 2021)
10.12+	Non-Compete Agreement for W. Austin Lewis IV dated March 29, 2021 (incorporated by reference to Exhibit 10.12 to Form 10-K filed on March 31, 2021)
10.13+	Addendum to Employment Agreement for W. Austin Lewis IV dated March 21, 2023 (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 31, 2023)
10.14+	Employment Agreement for David Scott dated March 29, 2023 (incorporated by reference to Exhibit 10.14 to Form 10-K filed on March 31, 2023)
10.15	Securities Purchase Agreement dated March 26, 2024, by and between Paid, Inc. and Embolx, Inc. (incorporated by reference to Exhibit 10.15 to Form 10-K filed April 1, 2024)
10.16	Convertible Note dated March 26, 2024 by Embolx, Inc for the benefit of Paid, Inc. (incorporated by reference to Exhibit 10.16 to Form 10-K filed April 1, 2024)
10.17	Security Agreement dated March 26, 2024 by and between Embolx, Inc. and Paid, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K filed April 1, 2024)
19.0	Paid, Inc. Insider Trading Policy

31.2*	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.0*	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
EX-101.INS	Inline XBRL Instance Document
EX-101.SCH	Inline XBRL Taxonomy Extension Schema
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*filed herewith
+Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAID, INC.

	By:	/s/ W. Austin Lewis, IV
Date: March 31, 2026		W. Austin Lewis, IV, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Andrew Pilaro
Andrew Pilaro	Director	March 31, 2026

/s/ Laurie Bradley
Laurie Bradley	Director	March 31, 2026

PAID, INC. & SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paid, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paid, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Recoverability of Note Receivable

Description of the Matter:

As discussed in Note 5 to the financial statements, the Company has a note receivable from a third party. Management’s assessment of the recoverability of the note receivable involves significant judgment and estimates related to the borrowers’ financial condition and future sources of cash flows. These were the principal considerations that led us to determine this as a critical audit matter.

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

San Diego, California

March 31, 2026

PAID, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,108,059	$1,284,965
Accounts receivable, net	302,894	193,852
Note receivable, net of discount	-	-
Prepaid expenses and other current assets	370,064	430,588
Total current assets	1,781,017	1,909,405

Property and equipment, net	4,096	4,370
Intangible assets, net	1,758,606	1,952,896
Operating lease right-of-use assets	89,685	115,150
Note receivable, long term	4,644,360	4,458,237
Total assets	$8,277,764	$8,440,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,390,109	$1,694,599
Accrued expenses	332,973	438,912
Contract liabilities	329,725	372,795
Operating lease obligations	32,422	32,566
Total current liabilities	2,085,229	2,538,872
Long-term liabilities:
Deferred tax liability, net	407,901	420,128
Uncertain tax position liability	181,824	370,454
Operating lease obligation – net of current position	60,550	85,437
Total liabilities	2,735,504	3,414,891
Commitments and contingencies (Note 9.)
Shareholders’ equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and 2024	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 8,527,467shares issued and 8,379,834 shares outstanding December 31, 2025 and 8,213,533 shares issued and 8,067,333 shares outstanding and December 31, 2024	8,528	8,214
Accrued common stock bonus	124,709	193,246
Additional paid-in capital	74,579,428	73,640,538
Accumulated other comprehensive income	240,700	226,031
Accumulated deficit	(69,242,269)	(68,874,026)
Common stock in treasury, at cost, 147,633 shares at December 31, 2025 and 143,637 shares at December 31, 2024	(168,836)	(168,836)
Total shareholders’ equity	5,542,260	5,025,167

Total liabilities and shareholders’ equity	$8,277,764	$8,440,058

See accompanying notes to consolidated financial statements

PAID, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2025	2024

Revenues, net	$20,708,235	$18,585,525
Cost of revenues	16,063,440	14,514,108
Gross profit	4,644,795	4,071,417
Operating expenses:
Salaries and related	2,395,910	2,060,956
General and administrative	1,748,422	1,975,740
Amortization of intangible assets	286,785	292,528
Share-based compensation	868,455	235,575
Total operating expenses	5,299,572	4,564,799
Loss from operations	(654,777)	(493,382)

Other income (expense):
Interest income	36,123	175,133
Other income	14,397	1,040,792
Total other income	50,520	1,215,925
Income before income (loss) tax (benefit) provision	(604,257)	722,543
Income tax (benefit) provision	(236,014)	(41,049)
Net income (loss)	$(368,243)	$763,592

Net income (loss) per share – basic	$(0.04)	$0.09
Net income (loss) per share – diluted	$(0.04)	$0.09

Weighted average number of common shares outstanding – basic	8,421,254	8,054,400
Weighted average number of common shares outstanding – diluted	8,421,254	8,074,685

Consolidated statements of comprehensive income:
Net income (loss)	$(368,243)	$763,592
Other comprehensive income (loss):
Foreign currency translation adjustments	14,669	(116,937)
Comprehensive income (loss)	$(353,574)	$646,655

See accompanying notes to consolidated financial statements

PAID, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Accrued Common	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Stock Bonus	Capital	Income	Deficit	Shares	Amount	Total
Balance, January 1, 2024, as corrected	8,154,474	$8,154	$84,576	$73,505,439	$342,968	$(69,637,618)	(143,637)	$(164,840)	$4,138,679
Foreign currency translation adjustment	-	-	-	-	(116,937)	-	-	-	(116,937)
Issuance of common stock for accrued bonus	54,559	55	(84,576)	84,521	-	-	-	-	-
Share-based compensation expense	-	-	193,246	46,195	-	-	-	-	239,441
Issuance of common stock for bonus						-	-	-	-
Option exercise	4,500	5	-	4,383	-	-	-	-	4,388
Purchase of treasury stock	-	-	-	-	-	-	(3,996)	(3,996)	(3,996)
Net income	-	-	-	-	-	763,592	-	-	763,592
Balance December 31, 2024	8,213,533	8,214	193,246	73,640,538	226,031	(68,874,026)	(147,633)	(168,836)	5,025,167
Foreign currency translation adjustment	-	-	-	-	14,669	-	-	-	14,669
Issuance of common stock for accrued bonus	62,501	62	(193,246)	193,184	-	-	-	-	-
Issuance of common stock for signing bonus	250,000	250	-	373,500	-	-	-	-	373,750
Share-based compensation expense	-	-	124,709	369,996	-	-	-	-	494,705
Option exercise	1,433	2	-	2,210	-	-	-	-	2,212
Net loss	-	-	-	-	-	(368,243)	-	-	(368,243)
Balance December 31, 2025	8,527,467	$8,528	$124,709	$74,579,428	$240,700	$(69,242,269)	(147,633)	$(168,836)	$5,542,260

See accompanying notes to consolidated financial statements

PAID, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2025	2024
Cash flows from operating activities:
Net income (loss)	$(368,243)	$763,592
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	289,737	304,797
Amortization of operating lease right-of-use assets	30,656	13,710
Accretion of discount on note receivable	-	(1,048,402)
Share-based compensation	868,455	235,575
Deferred income taxes	(236,014)	(41,504)
Interest and default income accrued on note receivable	(36,123)	(156,410)
Provision for bad debts	40,072	-
Changes in assets and liabilities:
Accounts receivable	(137,724)	(4,109)
Prepaid expenses and other current assets	78,226	(318,872)
Accounts payable	(375,800)	286,052
Accrued expenses	(115,426)	46,953
Contract liabilities	(60,615)	376,972
Operating lease obligations	(30,372)	(10,711)
Net cash provided by (used in) operating activities	(53,171)	447,643
Cash flows from investing activities:
Issuance of notes receivable	(150,000)	(750,000)
Purchase of property and equipment	(2,469)	(6,526)
Net cash used in investing activities	(152,469)	(756,526)
Cash flows from financing activities:
Proceeds from option exercise	2,212	4,388
Repurchase of common stock	-	(3,996)
Net cash provided by financing activities	2,212	392
Effect of exchange rate changes on cash and cash equivalents	26,522	(138,537)

Net change in cash and cash equivalents	(176,906)	(447,028)

Cash and cash equivalents, beginning of year	1,284,965	1,731,993

Cash and cash equivalents, end of year	$1,108,059	$1,284,965

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$685	$456
Interest	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Increase in note receivable for reimbursable expenses	$-	$50,000
Increase in note receivable for discount	$-	$847,193
Issuance of common shares in settlement of accrued common stock bonus	$193,246	$84,576
Operating lease liabilities from obtaining lease right-of-use assets	$-	$130,506

See accompanying notes to consolidated financial statements

PAID, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

NOTE 2. LIQUIDITY AND MANAGEMENT’S PLANS

As of December 31, 2025, the Company reported cash and cash equivalents of $1,108,059 and had working deficit of ($304,212). The Company has reported a net operating loss of ($368,243), and used cash from operations of ($53,171) for the year ended December 31, 2025.

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

Although there can be no assurances, the Company believes that the above management plan will be sufficient to meet the Company’s working capital requirements through March 31, 2027 and will have a positive impact on the Company for the foreseeable future.

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

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the years ended December 31, 2025 and 2024.

At December 31, 2025 and 2024, the Company maintained 100% of its net property and equipment in Canada.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. For the years ended December 31, 2025 and 2024, the components of comprehensive income (loss) consist solely of foreign currency translation gains (losses).

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

At December 31, 2025 and 2024, the Company’s financial instruments include cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued expenses. The carrying amount of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued expenses approximate their fair value due to the short-term maturities of these instruments.

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

The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. As of December 31, 2025 and 2024, the Company recorded an allowance for credit losses of $50,742 and $11,134, respectively. The Company evaluates the reserve for additional credit losses on a quarterly basis.

As of December 31, 2025 there were no customers that accounted for more than 10% and as of December 31, 2024 there was one customer that accounted for more than 10%, of the accounts receivable balance for the year. The loss of this customer would not have a significant impact on our operations.

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

Intangible Assets

Intangible assets consist of patents, client lists, trade names and customer relationships, which are being amortized on a straight-line basis over their estimated useful lives. Currently the only intangible assets remaining is customer relationships which are being amortized over 15 years.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the years ended December 31, 2025 and 2024. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Advertising

Advertising costs are charged to expenses as incurred. For the years ended December 31, 2025 and 2024, advertising expenses totaled $384,040 and $347,258, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.

Share-Based Compensation

The Company grants options to purchase the Company’s common stock to employees, directors and consultants under stock option plans. The benefits provided under these plans are share-based payments that the Company accounts for using the fair value method. During the year ended December 31, 2025 the Company recorded $124,709 for share-based bonus payments related to 2025 which were approved by the Board of Directors on February 27, 2026. The Company recorded $193,246 for share-based bonus payments related to 2024 which were approved by the Board of Directors on March 07, 2025 during the year ended December 31, 2024. The shares of common stock were issued to the CEO/CFO, one additional officer and three employees.

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

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest and is amortized under the straight-line attribution method. As share-based compensation expense recognized in the accompanying consolidated statements of income and comprehensive income for the years ended December 31, 2025 and 2024 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The fair value method requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on historical experience. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period the change occurred.

Since the Company has a net operating loss carry-forward as of December 31, 2025 and 2024, no excess tax benefits for tax deductions related to share-based awards were recognized from any stock options exercised in the years ended December 31, 2025 and 2024 that would have resulted in a reclassification from cash flows from operating activities to cash flows from financing activities.

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

Income (Loss) Per Common Share

Basic income (loss) per share represents income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. For the year ended December 31, 2025 and 2024, there were approximately 341,500 and 6,100, respectively, dilutive shares that were excluded in the diluted income per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the years ended December 31:

	2025	2024
Numerator:
Net income (loss)	$(368,243)	$763,592
Denominator:
Basic weighted-average shares outstanding	8,421,254	8,054,400
Effect of dilutive securities	-	20,285
Diluted weighted-average shares outstanding	8,421,254	8,074,685
Net income (loss) per share – basic	$(0.04)	$0.09
Net income (loss) per share – diluted	$(0.04)	$0.09

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. At December 31, 2025, the Company operated in the following four reportable segments:

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

The following table compares total revenues for the years indicated.

	Years Ended
	December 31, 2025	December 31, 2024
Client services	$3,863	$17,815
eCommerce services	26,540	68,097
Shipping coordination and label generation services	20,677,832	18,499,613
Total revenues, net	$20,708,235	$18,585,525

The following table compares total income (loss) from operations for the years indicated.

	Years Ended
	December 31, 2025	December 31, 2024
Client services	$(4,426)	$4,658
eCommerce services	(136,256)	(298,020)
Shipping coordination and label generation services	(254,177)	(66,664)
Corporate operations	(259,918)	(133,356)
Total income (loss) from operations	$(654,777)	$(493,382)

During 2025 and 2024, the Company recorded depreciation and amortization expense of $286,785 and $304,797, respectively, which was solely related to the shipping coordination and label generations service segment of the Company.

Recent Accounting Pronouncements

Accounting Standard Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). In December 2023, the FASB issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard was effective for fiscal years beginning after December 15, 2024. We adopted this guidance for the annual period ending December 31, 2025.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which provides guidance to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about reportable segment’s expenses. The new guidance was adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

Measurement of Credit Losses

The Company has accounts receivable and note receivable and monitors the granting of credit and collecting debt on an ongoing basis. The Company maintains an allowance for doubtful accounts based on historical loss patterns, the number of days that billings are past due, and an evaluation of potential risk of loss associated with delinquent accounts. The Company has two notes receivable and is a senior secure lender with an absolute obligation for one of the notes. The primary note was evaluated for credit losses as of December 31, 2025 by considering the contractual obligation, the valuation of the assets and the senior position of the repayment.

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

Revenues are recorded net of variable considerations, such as rebates, refunds and cancellations.

Warranties

The Company’s products and services are provided on an “as is” basis and no warranties are included in the contracts with customers. Also, the Company does not offer separately priced extended warranty or product maintenance contracts.

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. Accordingly, the Company has a balance of accounts receivable, totaling $302,894, $193,852, and $205,647 at December 31, 2025 and 2024 and 2023, respectively. The Company has recorded a balance of $234,972 in contract assets as of December 31, 2025.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance (including rebates). Contract liabilities were $329,725 and $372,795 at December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company recognized revenues of $372,792 and $15,832, respectively, related to contract liabilities outstanding at the beginning of each year. The Company expects to recognize $329,725 in revenue related to contract liabilities in the first quarter of 2026.

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

The note receivable was in default effective June 19, 2024, in the amount of $4,193,607 and the Company ceased recording of interest and penalties of $2,299,849 and default penalties of $838,721. The total due on the note as of December 31, 2025 was $7,332,177. On July 29, 2024, the Board of Directors approved an extension with Embolx which was effective as of January 31, 2025. The Company entered into a Forbearance and Loan Modification Agreement with Embolx which extended the note receivable of $5,967,100 until September 30, 2025 and carried a 25% interest rate. On September 30, 2025 the Company amended the Forbearance Agreement to expire on August 31, 2026. Although the note is considered a short-term note, the full amount of the note receivable is not expected to be collected by December 31, 2026, and thus has been reclassed as long-term.

The Company does not believe there is any impairment to the note receivable due to its secured position on the assets of Embolx and its expectation that the amounts will be recoverable if and when Embolx consummates a financial or merger transaction which is expected to happen in 2025 or 2026.

The Company entered into a $50,000 short term note with 5String Solutions LLC on April 4, 2024. The terms on the note include a 12% annual interest rate from the inception of the note which was due on May 15, 2024. The note has been amended as of July 3, 2024 and the initial investment shall be deducted from the future advance and the note shall be deemed paid in full. The new note includes an additional $198,500 investment carrying a 12% interest rate. The short term note of $50,000 plus $1,500 interest calculated from April 4, 2024 to July 3, 2024, along with the $198,500 additional investment results in a $250,000 long term note due on or before April 30, 2027. On April 30, 2027 the Company has the option to convert the balance of the $400,000 note receivable into 55% ownership of 5String Solutions. In the event that the Company elects to convert the noted they subsequently have the option to purchase the remaining 45% ownership of 5String Solutions at a rate of 5-times EBITDA reported on December 31, 2026. On July 1, 2025 and October 10, 2025, the Company made an additional investment of $75,000 per occurrence and in accordance with the original terms of the July 3, 2024 amendment.

Interest of $36,123 has been recorded based on the outstanding balance of the $400,000 note for the year ending December 31, 2025.

NOTE 6. PROPERTY AND EQUIPMENT

At December 31, property and equipment consisted of the following:

	2025	2024
Computer equipment and software	$139,623	$138,964
Office furniture and equipment	66,037	63,307
Website development costs	396,128	391,358
	601,788	593,629
Accumulated depreciation	(597,692)	(589,259)
	$4,096	$4,370

Depreciation expense of property and equipment for the years ended December 31, 2025 and 2024 amounted to $2,953 and $12,270, respectively.

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

In addition, the Company has various intangible assets from past business combinations.

At December 31, 2025, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$780,931	$582,487	$4,597,547	$5,976,965
Accumulated amortization	(16,000)	(780,931)	(582,487)	(2,838,941)	(4,218,359)
	$-	$-	$-	$1,758,606	$1,758,606

At December 31, 2024, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$743,628	$558,664	$4,388,146	$5,706,438
Accumulated amortization	(16,000)	(743,628)	(558,664)	(2,435,250)	(3,753,542)
	$-	$-	$-	$1,952,896	$1,952,896

Amortization expense of intangible assets for the years ended December 31, 2025 and 2024 was $286,785 and $292,528, respectively.

Amortization of intangible assets for the next five years ending December 31 are as follows:

Year Ended December 31,
2026	$278,881
2027	278,881
2028	278,881
2029	278,881
2030	278,881
Thereafter	364,201
Total amortization	$1,758,606

NOTE 8. ACCRUED EXPENSES

At December 31, accrued expenses consist of the following:

	2025	2024
Payroll and related costs	$208,087	$209,434
Professional and consulting fees	22,646	-
Royalties	40,075	40,075
Accrued cost of revenues	39,527	166,765
Sales tax	22,228	22,228
Other	410	410
Total	$332,973	$438,912

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company’s former President, CEO and Chairman. On or around January 2020, the Company had allowed Mr. Pratt’s employment agreement to not renew, but Mr. Pratt alleges in a court in Canada that the Company terminated him and that the Company owes him a severance and bonus payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the size of the Board from five to three members, and Mr. Pratt and Mr. Austin Lewis, then CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware court to contest that decision.  In July 2022, Mr. Pratt amended the Delaware complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021. On November 9, 2023, the Delaware court dismissed the claim contesting the reduction of the board size.  The trial on the remaining claim was held before the Delaware court on December 5-6, 2024. Post-trial briefing in the Delaware action was completed on March 21, 2025, followed by a post-trial hearing on May 14, 2025. The Company has not recorded a reserve as the outcome of these matters has not and cannot be determined.

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

The Company filed a Certificate of Designations effective on December 30, 2016 which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of December 31, 2025 and 2024, there are no outstanding shares of Series A Preferred Stock.

Common Stock

In February 2020, ShipTime Canada amended its rights to exchange one share of ShipTime Canada stock from 45 PAID common shares and 311 PAID preferred shares to 356 PAID common shares. The exchange was offered on a one-to-one basis. Shareholders holding 1,015,851 shares of Series A Preferred Stock exchanged such shares for 1,015,851 shares of PAID common stock. Furthermore, because of the amended exchange rights, the Company reported an additional exchange of PAID Series A Preferred Stock shares totaling 2,089,298 to PAID common shares, representing the additional amount of PAID common shares that will be issued to the ShipTime shareholders upon the exchange. The Company has had the option to force an exchange since December 2021. In total, the Company has reserved for future issuance of 2,106,880 shares of PAID common stock with respect to the remaining 5,918 exchangeable shares to be issued as a result of the ShipTime acquisition which are considered issued and outstanding as of December 31, 2025 for financial reporting purposes.

On March 21, 2023, the Company’s Board of Directors authorized the issuance of 46,961 bonus shares of PAID common stock to the CEO/CFO, one additional officer and one employee for services rendered during 2022. This bonus was valued at $82,180 based on the closing price of the Company’s common stock at March 20, 2023 and was issued in March 2023 and recorded in accrued common stock bonus in shareholders’ equity as of December 31, 2022. The Board of Directors also authorized the issuance of an additional 250,000 shares to the CEO/CFO as a renewal bonus valued at $437,500. $218,750 of share-based compensation expense was recognized immediately as 125,000 of the bonus shares are immediately vested. The remaining $218,750 of share-based compensation expense was recognized ratably during 2023 as 125,000 of the bonus shares are subject to repurchase if the CEO/CFO were to terminate employment during the period ended January 1, 2024. The Company recorded $437,500 of share-based compensation expense for the year ended December 31, 2023 in connection with these additional shares.

On February 22, 2024 the Board authorized the issuance of 54,559 bonus shares of PAID common stock to the CEO/CFO, one additional officer and one employee for services rendered during 2023. This bonus was valued at $84,576 based on the closing price of the Company’s common stock at February 21, 2024 and was issued in February 2024. This bonus was recorded in accrued common stock bonus in shareholders’ equity as of December 31, 2023. On March 7, 2025 the Board authorized the issuance of 62,502 bonus shares of PAID common stock to the CEO/CFO, one additional officer and two employees for services rendered during 2024. This bonus was valued at $189,380 based on the closing price of the Company’s common stock at March 6, 2025 and was issued in March 2025. This bonus was recorded in accrued common stock bonus in shareholders’ equity as of December 31, 2024. See Note 14 for discussion of 2026 issuances.

Share-Based Incentive Plans

During the years ended December 31, 2025 and 2024, the Company had three stock option plans that include both incentive and non-qualified options to be granted to certain eligible employees, non-employee directors, or consultants of the Company.

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

On November 15, 2024, the Company received a notice of exercise of options to purchase 4,500 common shares of the Company’s stock. The options were exercised at $0.975 per share and the Company received proceeds of $4,387.50. On February 24,2025, the Company received a notice of exercise of options to purchase 1,433 common shares of the Company’s stock from one employee. The options were exercised at $2.90 per share and the Company received proceeds of $2,212.

Active Plans:

2018 Plan

On March 23, 2018, the Company adopted the 2018 Non-Qualified Stock Option Plan (the “2018 Plan”). The purpose of the 2018 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10-year contractual term and have a vesting period that ranges from one hundred percent on the date of the grant to fully vest over a two-year period. There are currently 317,025 shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2025 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2025	444,360	$2.73
Granted	95,548	3.02
Cancelled/Expired	-	-
Exercised	(1,433)	1.55
Options outstanding at December 31, 2025	538,475	$2.79

2012 Plan

On October 15, 2012, the Company adopted the 2012 Non-Qualified Stock Option Plan (the “2012 Plan”). The purpose of the 2012 Plan is to provide long-term incentives and rewards to those employees of the Company, and any other individuals, whether directors, consultants or advisors who are in a position to contribute to the long-term success and growth of the Company. The options granted have a 10-year contractual term and vest one hundred percent on the date of grant. There are no shares reserved for future issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2025 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2025	4,000	$0.98
Granted	-	-
Cancelled	-	-
Exercised	-	-
Options outstanding at December 31, 2025	4,000	$0.98

2011 Plan

On February 1, 2011, the Company adopted the 2011 Non-Qualified Stock Option Plan (the “2011 Plan”). Under the 2011 Plan, employees and consultants may elect to receive their gross compensation in the form of options, exercisable at $0.98 to $3.30 per share, to acquire the number of shares of the Company’s common stock equal to their gross compensation divided by the fair value of the stock on the date of grant. The options granted have a 10-year contractual term and have vesting periods that range from one hundred percent on the date of grant to one-third immediately, one-third vesting in 18 months and the final one-third vesting in 36 months from the date of the grant. There are no shares reserved for issuance under this plan. Information with respect to stock options granted under this plan during the year ended December 31, 2025 is as follows:

	Number of shares	Weighted average exercise price per share
Options outstanding at January 1, 2025	40,500	$3.13
Granted	-	-
Cancelled	-	-
Exercised	-	-
Options outstanding at December 31, 2025	40,500	$3.13

Fair value of issuances

The Company granted 95,548 options to purchase Company stock during the year ended December 31, 2025. The fair value of the Company’s 2025 option grants under the 2018, 2012, and 2011 Plans was estimated at the date of grant using the Black-Scholes-Merton model with the following weighted average assumptions (see below).

2025
Expected term (based upon historical experience) (in years)	5.84
Expected volatility	92%
Expected dividends	None
Risk free interest rate	3.95%

For the years ended December 31, 2025 and 2024, the Company recorded total share-based compensation expense related to the common stock bonuses, other stock issuances, and stock options of $743,746 and $235,575, respectively, which is recorded in share-based compensation expense in the accompanying consolidated statements of income and comprehensive income.

The Company has an unrecognized share-based compensation expense of $8,946 for options outstanding as of December 31, 2025 which will be recognized over the weighted average period of approximately 1.16 years.

Summary of all stock option plans activity during the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted Average Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2025	488,860
Granted	95,548	3.02
Cancelled/Expired	-	-
Exercised	(1,433)	1.55
Options outstanding and expected to vest at December 31, 2025	582,975	$2.80	5.35	$222,005
Options exercisable at December 31, 2025	549,634	$2.71	5.10	$209,696

The aggregate intrinsic value of options is calculated as the difference between the exercise price of options and the fair value of the Company’s common stock at December 31, 2025.  The aggregate intrinsic value of the options exercised during the years ended December 31, 2025 and 2024 was $12,309 and $8,708, respectively.

NOTE 11. INCOME TAXES

The Company’s income (loss) before income tax (benefit) provision includes the following components for the years ended December 31:

	2025	2024
U.S.	$(363,791)	$779,605
Foreign	(240,466)	(57,062)
	$(604,257)	$722,543

The Company is subject to taxation in the U.S., Canada, and Massachusetts. The (benefit) provision for income taxes for the years ended December 31 are summarized below:

	2025	2024
Current:
Federal	$-	$-
State	-	456
Foreign	(201,735)	115,599
Total current	(201,735)	116,055

Deferred:
Federal	-	-
State	-	-
Foreign	(34,279)	(157,104)
Total deferred	(34,279)	(157,104)
Income tax (benefit) provision	$(236,014)	$(41,049)

A reconciliation of the expected income tax (benefit) provision at the federal statutory rate of 21% for the years ended December 31, 2025, and the income tax (benefit) provision reported in the financial statements is as follows:

	December 31, 2025 Amount	As a % of net income before taxes

Net income (loss) before taxes	$(604,257)
U.S. federal statutory tax rate	(126,894)	21.00%
State and local income taxes, net of federal income tax effect*	484	(0.08)%
Foreign tax effects
Canada
Foreign rate differential	(7,907)	1.31%
Prior period adjustments	52,445	(8.68)%
Other	6,070	(1.00)%
Effect of cross-border tax laws
Global intangible low-taxed income	319,475	(52.87)%
Changes in valuation allowances	(566,589)	93.77%
Non-taxable or non-deductible items
Section 162(m) disallowance	43,302	(7.17)%
Stock compensation	(49,400)	8.18%
Changes in unrecognized tax benefits	(255,839)	42.34%
Other
Attributes expirations	304,229	(50.35)%
Prior period adjustments	26,726	(4.42)%
Other	17,886	(2.96)%
Effective income tax rate	$(236,014)	39.06%

*State taxes in Massachusetts made up the majority (greater than 50 percent) of the tax effect in this category.

As previously disclosed for the periods ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	2024	2023
U.S. federal statutory tax rate	21.00%	21.00%
State tax benefit, net	(0.09)%	7.73%
Stock compensation	9.68%	1.00%
Foreign rate differential	1.55%	(0.42)%
Attributes expiration	(59.61)%	36.01%
Returns to Provision	(15.51)%	0.07%
Other	(0.96)%	2.97%
NOL Adjustment	-%	(10.90)%
Unrecognized tax benefit	50.13%	3.82%
GILTI	(62.60)%	44.93%
Section 162(m) disallowance	(8.48)%	-%
Valuation allowance	111.01%	(111.90)%
Effective income tax rate	46.12%	(5.69)%

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax liabilities are as follows as of December 31:

	2025	2024
Deferred taxes:
NOLs	$5,979,666	$6,487,219
Inventory and other reserves	7,844	31,340
Stock based compensation expense	200,264	272,285
Accruals	24,239	18,207
Other	96	96
Total deferred tax assets	6,212,109	6,809,147
Depreciation and amortization	(442,263)	(484,941)
Right-of-use assets	-	-
Valuation allowance	(6,177,747)	(6,744,334)
Net deferred tax liabilities	$(407,901)	$(420,128)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The reduction in the valuation allowance is approximately $567,000 and $809,000 in 2025 and 2024, respectively.

As of December 31, 2025, the Company had net operating loss carryforwards for federal income tax purposes of approximately $25,820,000. Of the total amount approximately $902,000 were generated after January 1, 2018, and therefore will not expire but can only be used to offset 80 percent of future taxable income. The remaining amount of approximately $24,918,000 expires beginning in the year 2026. As of December 31, 2025, the Company had net operating loss carryforwards for state income tax purposes of approximately $8,098,000 which expire beginning in the year 2031. As of December 31, 2025, the Company also had Canada net operating loss carryforwards of $1,613,000 which expire beginning in the year 2040.

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

A valuation allowance of 100% has been established in respect of the deferred income tax assets due to the uncertainty of the Company’s utilization of such deferred tax assets for the U.S. federal and state on each of the Company’s consolidated balance sheets at December 31, 2025 and 2024.

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act, among other things, extends certain provisions of 2017 U.S. federal tax legislation relating to federal bonus depreciation and immediate expensing for domestic research and development expenditures. These provisions did not have a material effect on the Company's consolidated financial statements for the year ended December 31, 2025.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2025 and 2024:

	2025	2024
Gross unrecognized tax benefits at the beginning of the year	$691,481	$707,632
Increases related to current year positions	-	-
Increases (decreases) related to prior year positions	34,720	(2,116)
Expiration of unrecognized tax benefits	(176,578)	(14,035)
Gross unrecognized tax benefits at the end of the year	$549,623	$691,481

The amount of unrecognized tax benefits that would impact the Company’s effective tax rate, if recognized, is $563,440 (including estimated penalties and interest).

The income tax provision at December 31, 2025 reflects a full accounting of tax filings under ASC subtopic 740-10. The Company is subject to U.S. federal and Massachusetts state tax. With limited exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by the tax authorities for years before 2022. Generally, the tax years remain open for examination by the federal and Massachusetts authorities under a three-year statute of limitation. In addition, the Company's tax years starting 2006 and 2011 are subject to limited examination by the United States and Massachusetts authorities, respectively, due to the carryforward of unutilized net operating losses. ShipTime is subject to taxation in Canada and Ontario. The foreign subsidy is generally subject to examination for 4 years following the year in which the tax obligation originated. ShipTime is not currently under examination by the local tax authority. The Company recognizes interest and penalties related with income taxes, as estimated or incurred, as part of the income tax provision.

As of December 31, 2025 and 2024 the Company accrued $13,818 and $37,102 of interest and penalties related to foreign income taxes. The Company does not believe its unrecognized tax benefits will change significantly during the next twelve months.

NOTE 12. LEASES

We have an operating lease for our corporate office in Canada located at 700 Dorval Drive in Oakville Ontario. Our lease has a remaining lease term of forty-four months. Future renewal options are not likely to be executed as of the balance sheet date and are excluded from right-of-use assets and related lease liabilities.

We report operating lease assets, as well as operating lease current and noncurrent obligations on our consolidated balance sheets for the right to use the office space in our business.

The components of lease expense for the years ended December 31, were as follows:

	2025	2024
Operating lease cost	$34,148	$17,079

Supplemental balance sheet information related to leases was as follows:

	December 31, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$89,685	$115,150
Current portion of operating lease obligations	$32,422	$32,566
Operating lease obligations, net of current portion	60,550	85,437
Total operating lease liabilities	$92,972	$118,003

Year Ended December 31, 2025
Weighted Average Remaining Lease Term
Operating lease (in years)	2.6

Weighted Average Discount Rate
Operating lease	6.37%

A summary of future minimum payments under non-cancellable operating lease commitment as of December 31, 2025 is as follows:

Years ending December 31,	Total
2026	34,952
2027	35,405
2028	23,603
Total lease liabilities	$93,960
Less amount representing interest	(988)
Total	92,972
Less current portion	(32,422)
Long term portion	$60,550

NOTE 13. RISKS AND UNCERTAINTIES

Trade discussions and arrangements between the U.S. and various of its trading partners are unpredictable, and existing and future trade agreements are, and are expected to continue to be, subject to several uncertainties, including the imposition of new tariffs or adjustments and changes to existing tariff policies. The impact of new laws, regulations and policies or decisions or interpretations by authorities applying those laws and regulations, cannot be predicted. The Company is currently evaluating the accounts receivable for reserves for unpaid tariffs, however the amounts cannot be calculated as the trade agreements have yet to be settled by the U.S.

NOTE 14. SUBSEQUENT EVENTS

On February 27, 2026, the Board of Directors approved the allocation of the 2025 bonus accrual to be paid out in cash and shares of which $124,709 have been recorded as share-based compensation expense for the year ended December 31, 2025. A total of 50,974 shares of common stock were issued to two officers and three employees in March 2026.

On January 30, 2026 the Company acquired an approximate 80% shareholder interest in Warehowz, Inc., a Virgina corporation. As part of the acquisition, the Company will repay approximately $102,000 in indebtedness on or around February 28, 2026 in shares of restricted common stock of the Company, based on the 30-day prior average, and will pay off an additional $75,000 convertible note within 120 days of closing. The total consideration for the acquisition is $177,000 plus any earnouts described below, which are based on a percentage of net revenue and net income contributed by Warehowz, Inc.

In addition, after subtracting certain costs and debts from the payment requirement, the Company will pay those shareholders who transferred shares to the Company two payments based on each shareholder’s percentage ownership of Warehowz, Inc., which payment shall equal 8.5% of net revenue plus 40% of the net income, for each of the 12 months ended December 31, 2026 and 2027. The earnout cash payments will be due on April 15, 2027 and April 15, 2028 respectively. Payments are subject to offset against any indemnity claims and any liabilities related to Warehowz, Inc. that were not expressly assumed.

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustment to or additional disclosure in the consolidated financial statements, except as disclosed herein.