Form 10-Q
period 2026-03-31
PAID INC
filed 2026-05-15
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

COMMISSION FILE NUMBER 0-28720

(Exact Name of Registrant as Specified in its Charter)

Delaware	73-1479833
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 17 Southborough, MA 01772

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

Yes ☐     No ☒

As of May 15, 2026, the issuer had outstanding 8,475,159 shares of its Common Stock.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$951,698	$1,108,059
Accounts receivable, net	441,861	302,894
Prepaid expenses and other current assets	364,264	370,064
Total current assets	1,757,823	1,781,017

Property and equipment, net	8,244	4,096
Intangible assets, net	1,889,072	1,758,606
Operating lease right-of-use assets	80,411	89,685
Notes receivable, long term	4,656,064	4,644,360
Total assets	$8,391,614	$8,277,764

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,398,579	$1,390,109
Accrued expenses	263,330	332,973
Contract liabilities	342,584	329,725
Operating lease obligations	32,322	32,422
Notes payable	75,000	-
Total current liabilities	2,111,815	2,085,229
Long-term liabilities:
Deferred tax liability, net	398,463	407,901
Uncertain tax position liability	181,824	181,824
Operating lease obligation, net of current portion	51,395	60,550
Total liabilities	2,743,497	2,735,504

Commitments and contingencies (Note 5)

Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2026, and December 31, 2025	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 8,613,299 shares issued and 8,465,666 shares outstanding at March 31, 2026, and 8,527,467 shares issued and 8,379,834 shares outstanding at December 31, 2025	8,614	8,528
Accrued common stock bonus	-	124,709
Additional paid-in capital	74,867,087	74,579,428
Accumulated other comprehensive income	225,052	240,700
Accumulated deficit	(69,283,800)	(69,242,269)
Common stock in treasury, at cost, 147,633 shares at March 31, 2026, and December 31, 2025	(168,836)	(168,836)
Total shareholders' equity	5,648,117	5,542,260

Total liabilities and shareholders' equity	$8,391,614	$8,277,764

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2026	2025
Revenues, net	$5,326,545	$4,377,790
Cost of revenues	4,265,957	3,357,714
Gross profit	1,060,588	1,020,076

Operating expenses:
Salaries and related	673,147	583,037
General and administrative	370,875	525,122
Share-based compensation	61,251	1,267
Amortization of other intangible assets	73,036	69,779
Total operating expenses	1,178,309	1,179,205
Loss from Operations	(117,721)	(159,129)
Other income:
Interest income	10,982	10,356
Other income	65,664	-
Total other income	76,646	10,356
Loss before income tax provision	(41,075)	(148,773)
Income tax provision	456	-
Net loss	$(41,531)	$(148,773)

Net loss per share – basic	$(0.00)	$(0.02)
Weighted average number of common shares outstanding - basic	8,553,425	8,074,080
Net loss per share – diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding - diluted	8,553,425	8,074,080
Condensed consolidated statements of comprehensive loss:
Net loss	$(41,531)	$(148,773)
Other comprehensive loss:
Foreign currency translation adjustments	(15,648)	(47,281)
Comprehensive loss	$(57,179)	$(196,054)

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net loss	$(41,531)	$(148,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,096	70,347
Amortization of operating lease right-of-use assets	7,963	7,377
Provision for bad debts	-	22,286
Payment of accrued common stock bonus	124,709	-
Share-based compensation	61,251	1,267
Interest income accrued on note receivable	(11,704)	(7,315)
Changes in assets and liabilities:
Accounts receivable	(146,713)	(115,152)
Prepaid expenses and other current assets	412	88,947
Accounts payable	(18,894)	(255,682)
Accrued expenses	(190,989)	(78,333)
Contract liabilities	18,425	(55,229)
Operating lease obligations	(7,890)	(7,308)
Net cash used in operating activities	(130,865)	(477,568)

Cash flows from investing activities
Purchase of property and equipment	(1,915)	-
Net cash used in investing activities	(1,915)	-

Cash flows from financing activities
Proceeds from stock option exercises	-	2,213
Net cash provided by financing activities	-	2,213

Effect of exchange rate changes on cash and cash equivalents	(15,306)	(58,511)

Net change in cash and cash equivalents	(148,086)	(533,866)

Cash and cash equivalents, beginning of period	1,099,784	1,284,965
Cash and cash equivalents, end of period	$951,698	$751,099

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$456	$-
Interest	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of common shares related to the Warehowz Inc. acquisition	$101,785	$-
Issuance of common shares in settlement of accrued common stock bonus	$124,709	$193,246

See accompanying notes to condensed consolidated financial statements

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2026 (Unaudited)

	Common Stock		Accrued Common	Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Stock Bonus	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Shares	Amount	Total
Balance, January 1, 2026	8,527,467	$8,528	$124,709	$74,579,428	$240,700	$(69,242,269)	(147,633)	$(168,836)	$5,542,260
Foreign currency translation adjustment	-	-	-	-	(15,648)	-	-	-	(15,648)
Issuance of common stock for accrued bonus	50,974	51	(124,709)	124,658	-	-	-	-	-
Share issuance for Warehowz acquisition	34,858	35	-	101,750	-	-	-	-	101,785
Share-based compensation expense	-	-	-	61,251	-	-	-	-	61,251
Net loss	-	-	-	-	-	(41,531)	-	-	(41,531)
Balance, March 31, 2026	8,613,299	$8,614	$-	$74,867,087	$225,052	$(69,283,800)	(147,633)	$(168,836)	$5,648,117

PAID, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2025 (Unaudited)

	Common Stock		Accrued Common	Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Stock Bonus	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Shares	Amount	Total
Balance, January 1, 2025	8,213,533	$8,214	$193,246	$73,640,538	$226,031	$(68,874,026)	(147,633)	$(168,836)	$5,025,167
Foreign currency translation adjustment	-	-	-	-	(47,281)	-	-	-	(47,281)
Issuance of common stock for accrued bonus	62,501	62	(193,246)	193,184	-	-	-	-	-
Issuance of commons stock for stock options exercises	1,433	2	-	2,210	-	-	-	-	2,212
Share-based compensation expense	-	-	-	1,267	-	-	-	-	1,267
Net loss	-	-	-	-	-	(148,773)	-	-	(148,773)
Balance, March 31, 2025	8,277,467	$8,278	$-	$73,837,199	$178,750	$(69,022,799)	(147,633)	$(168,836)	$4,832,592

See accompanying notes to condensed consolidated financial statements

PAID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Note 1. Organization and Significant Accounting Policies

PAID, Inc. (“PAID”, the “Company”, “we”, “us”, or “our”) has developed a full line of SaaS-based business services including ShipTime, Warehowz, PaidPayments and PaidShipping. These solutions are developed to provide businesses with streamlined experiences for online sales, payment collection, fulfillment and shipping all in one platform.

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

Paid provides integrated technology solutions that support businesses through payment processing and logistics services across North America and international markets. The Company’s platforms are designed to help businesses streamline operations, manage transactions, and optimize shipping and transportation workflows through centralized and scalable technology solutions. PaidPayments provides businesses with secure payment processing capabilities, including invoicing, virtual terminal functionality, subscription billing, hosted checkout pages, and point-of-sale solutions with support for USD, CAD, and EUR currencies. PaidShipping provides a multi-carrier logistics and transportation management platform that enables businesses to quote, process, generate labels, dispatch, and track shipments through a single interface. The platform supports parcel, Less-Than-Truckload (LTL), and Full Truckload (FTL) shipments through an extensive network of national and regional carriers and transportation partners. PaidShipping includes multi-carrier rate comparison tools, eCommerce platform integrations, branded tracking capabilities, shipping insurance solutions, shipment audit capabilities, and access to discounted shipping rates through strategic carrier partnerships.

Warehowz Inc. provides an on-demand warehousing and fulfillment marketplace that connects businesses with flexible storage, distribution, and fulfillment capacity through a network of certified warehouse partners across North America. With access to more than 2,500 warehouse facilities throughout the United States and Canada, Warehowz enables businesses to optimize inventory placement, improve delivery times, and scale fulfillment operations based on changing business requirements. The platform is designed to provide greater flexibility, visibility, and operational efficiency across the supply chain for both merchants and enterprise customers.

General Presentation and Basis of Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025 that was filed on March 31, 2026.

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited consolidated financial statements, and these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2026.

Liquidity and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. At March 31, 2026, the Company reported cash and cash equivalents of $951,698 and working deficit of $353,992 and reported cash flows used from operations of $130,865 for the three months ended March 31, 2026. The Company has reported a net loss of $41,531 for the three months ended March 31, 2026 and has an accumulated deficit of $69,283,800at March 31, 2026.

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

Although there can be no assurances, the Company believes that the above management plans will be sufficient to meet the Company’s working capital requirements through the end of May 2027 and will have a positive impact on the Company for the foreseeable future.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID, Inc. and its wholly owned subsidiaries ShipTime Canada, Inc. and Warehowz Inc. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at March 31, 2026, and December 31, 2025. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the three months ended March 31, 2026, and 2025.

At March 31, 2026, the Company maintained 100% of its property and equipment, net of accumulated depreciation, in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three months ended March 31, 2026 and 2025. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company generates revenue principally from fees for coordinating shipping services, merchant processing services and client services.

The Company recognizes revenue by taking into consideration the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Due to the nature of the Company’s service and product offerings and contracts associated with these, the Company’s deliverables do not fluctuate, and its revenue recognition is consistent. The Company evaluates whether amounts billed to customers should be reported as revenues on a gross or net basis. Generally, revenue is recorded on a gross basis when the Company is primarily responsible for fulfilling the promise to provide the services, when it assumes the risk of loss, when it has discretion in setting the prices for the services to the customers, and when the Company has the ability to direct the use of the services provided by the third party. We generally are responsible for the fulfillment of a customer order despite the fact we do not directly provide the delivery services; we can redirect delivery to other shipping companies in our network. We control the price for which the customer pays and generally collect the gross shipping fees and remit the contractual rate to this shipping company. Our risk of loss relates to credit card chargebacks, certain self-insured shipping losses and other miscellaneous charges that we cannot pass through to the shipping company.  During 2025 and continuing in 2026, the Company discontinued its client services which had an immaterial effect on revenue. Due to the immateriality, the related amounts have not been separately disclosed for financial statement purposes. The Company recognizes warehousing revenue on a net basis.

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

eCommerce and merchant processing revenue consists of fees a seller pays us to process their payment transactions and is recognized upon authorization of a transaction. Revenue is recognized net of estimated refunds, which are reversals of transactions initiated by sellers. We act as the merchant of record for our sellers, which puts us in their shoes with respect to card networks and puts the risk for refunds and chargebacks on us. The gross transaction fees collected from sellers is recognized as revenue as we are the primary obligor to the seller and are responsible for processing the payment, have latitude in establishing pricing with respect to the sellers and other terms of service, have sole discretion in selecting the third party to perform the settlement, and assume the credit risk for the transaction processed

Warehousing revenue is recognized on a net basis and consists of fees paid by clients whose goods are stored at warehouses nationwide in addition to warehouse partners providing space solutions for storage and fulfillment to clients.

Revenue Disaggregation

The Company operates in five reportable segments (see segment reporting below).

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

Measurement of Credit Losses

The Company has accounts receivable and note receivable and monitors the granting of credit and collecting debt on an ongoing basis. The Company maintains an allowance for doubtful accounts based on historical loss patterns, the number of days that billings are past due, and an evaluation of potential risk of loss associated with delinquent accounts. The Company has evaluated the accounts receivable for 2026 and has not recorded any allowance for credit losses as of March 31, 2026. The Company has two notes receivable and is a senior secure lender with an absolute obligation for one of the notes. The primary note was evaluated for credit losses as of March 31, 2026 by considering the contractual obligation, the valuation of the assets and the senior position of the repayment.

Variable Consideration

In some cases, the nature of the Company’s contracts may give rise to variable consideration, including rebates, refunds, and cancellations or other similar items that generally decrease the transaction price.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. However, at times the Company extends credit to certain recurring customers. Accordingly, the Company has a balance of accounts receivable, totaling $441,861 and $302,894 as of March 31, 2026, and December 31, 2025, respectively. The Company has no customers that made up 10% of the accounts receivable balance at March 31, 2026, and December 31, 2025. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. The Company has recorded a balance of $242,350 in contract assets as of March 31, 2026 related to unbilled receivables.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Contract liabilities were $342,584 and $329,725 at March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, the Company recognized revenues of $329,725 related to contract liabilities outstanding at the beginning of the period.

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

For the three months ended March 31, 2026, there were approximately 516,000 of potentially dilutive shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive.

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s five reportable segments are managed separately based on fundamental differences in their operations. At March 31, 2026, the Company operated in the following five reportable segments:

a.	Client services;
b.	eCommerce services;
c.	Shipping coordination and label generation services; and
d.	Corporate operations
e.	Warehousing services

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies. The Company’s chief operating decision maker is the Chief Executive Officer/Chief Financial Officer.

The following table compares total net revenue for the periods indicated.

	Three Months Ended

	March 31, 2026	March 31, 2025
Client services	$-	$2,034
eCommerce services	5,750	29,617
Shipping coordination and label generation services	5,244,788	4,346,139
Warehousing services	76,007	-
Total revenues	$5,326,545	$4,377,790

The following table compares total loss from operations for the periods indicated.

	Three Months Ended

	March 31, 2026	March 31, 2025
Client services	$-	$(1,004)
eCommerce services	1,617	(78,451)
Shipping coordination and label generation services	(109,652)	(12,296)
Warehousing services	(32,570)	-
Corporate operations	22,884	(67,378)
Total loss from operations	$(117,721)	$(159,129)

Recent Accounting Pronouncements

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures. This ASU provides guidance to public companies regarding footnote disclosures of natural expense components (such as employee compensation, depreciation, and amortization) included within each relevant income statement expense caption. The guidance is effective for public companies for fiscal years beginning after December 15, 2026. The Company is currently assessing the impact of the new guidance on its financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (the “internal-use software update”). This ASU modernizes the accounting for internal-use software costs to better reflect agile development methods. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures. Per the guidance, the effective date of the ASU is for annual reporting periods after December 15, 2027.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies the applicability of interim reporting guidance and reorganizes certain interim disclosure requirements within ASC 270 to improve consistency and usability. The guidance also introduces a disclosure principle requiring entities to disclose material events and changes occurring after the most recent annual reporting period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures. Per the guidance, the effective date of the ASU is for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted.

Note 2. Notes Receivable

On October 13, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with respect to a secured $1,875,000 convertible note (“Convertible Note”) made by Embolx, Inc. (“Noteholder”). The Convertible Note was purchased at a 20% ($375,000) original issue discount and is subject to a 9-month maturity, after which, if unpaid will then carry a 20% interest rate. The Company recognized $270,833 in other income related to accretion of the discount on the Convertible Note for the year ended December 31, 2023 in addition to a $375,000, 20% non-payment penalty and interest due on the note of $203,425. The Company has the option to convert the Convertible Note into shares of common stock of Embolx. The Convertible Note is secured by substantially all assets of the Noteholder. Under the SPA, the Company has a right to purchase additional notes and receive warrants on the same terms for a total potential investment amount of $2,000,000 with an additional over-allotment option of $500,000 as defined in the SPA. As additional consideration, the Company received a 5-year warrant to purchase shares of common stock of Embolx. The shares are subject to certain piggyback registration rights under a Registration Rights Agreement. The warrant was offered at 50% of the original principal amount and will be valued at the price per share of common stock paid in the first liquidity event following October 19, 2022. The warrants were to expire five years from the original issue date. As of July 19, 2023, the note was in default and carried an additional 20% penalty and 20% interest resulting in $578,425 of other income which was recognized in the Company’s consolidated financial statements for the year ended December 31, 2023. In March 2024, the Company amended and replaced the note and terminated the warrants. The terms on the amended note receivable include an additional investment of $500,000with a 25% original issue discount and is due on June 19, 2024.  The Company was granted a $50,000 increase to the debt owed by Embolx which was applied toward legal expenses incurred during the first quarter of 2024 relating to the preparation of the note documentation.

The note receivable was in default effective June 19, 2024, in the amount of $4,193,607 and the Company ceased recording of interest and penalties of $2,751,833 and default penalties of $838,721. The total due on the note as of March 31, 2026 was $7,784,161. On July 29, 2024, the Board of Directors approved an extension with Embolx which was effective as of January 31, 2025. The Company entered into a Forbearance and Loan Modification Agreement with Embolx which extended the note receivable of $5,967,100 until September 30, 2025 and carried a 25% interest rate. On September 30, 2025 the Company amended the Forbearance Agreement to expire on August 31, 2026. Although the note is considered a short-term note, the full amount of the note receivable is not expected to be collected by March 31, 2027, and thus has been reclassed as long-term.

The Company does not believe there is any impairment to the note receivable due to its secured position on the assets of Embolx and its expectation that the amounts will be recoverable if and when Embolx consummates a financial or merger transaction which is expected to happen in 2026.

The Company entered into a $50,000 short term note with 5String Solutions LLC on April 4, 2024. The terms on the note include a 12% annual interest rate from the inception of the note which was due on May 15, 2024. The note has been amended as of July 3, 2024 and the initial investment shall be deducted from the future advance and the note shall be deemed paid in full. The new note includes an additional $198,500 investment carrying a 12% interest rate. The short term note of $50,000 plus $1,500 interest calculated from April 4, 2024 to July 3, 2024, along with the $198,500 additional investment results in a $250,000 long term note due on or before April 30, 2027. On April 30, 2027 the Company has the option to convert the balance of the $400,000 note receivable into 55% ownership of 5String Solutions. In the event that the Company elects to convert the note they subsequently have the option to purchase the remaining 45% ownership of 5String Solutions at a rate of 5-times EBITDA reported for the year ended December 31, 2026. On July 1, 2025 and October 10, 2025, the Company made an additional investment of $75,000 per occurrence and in accordance with the original terms of the July 3, 2024 amendment.

Interest income of $11,704 has been recorded based on the outstanding balance of the $400,000 note for the three months ended March 31, 2026 compared to $7,315 of interest income for the three months ended March 31, 2025.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2026	December 31, 2025
Payroll and related costs	$96,890	$208,087
Professional and consulting fees	3,588	22,646
Royalties	-	40,075
Accrued cost of revenues	162,442	39,527
Sales tax	-	22,228
Other	410	410
Total	$263,330	$332,973

Note 4. Intangible Assets and Acquisitions

The Company holds several patents for the real-time calculation of shipping costs for items purchased through online auctions using a zip code as a destination location indicator. It includes shipping charge calculations across multiple carriers and accounts for additional characteristics of the item being shipped, such as weight, special packaging or handling, and insurance costs. These patents help facilitate rapid and accurate estimation of shipping costs across multiple shipping carriers and include real-time calculation of shipping. The Company recorded intangible assets of $230,506 for the platform development of Warehowz.com. This addition is expected to depreciate over a 3-year period.

Acquisition of Warehowz Inc.

On January 30, 2026, the Company entered into a purchase agreement with Warehowz Inc., a Virginia corporation (“Warehowz”) whereas the Company acquired the equity interests of Warehowz for a total consideration of $176,786 plus a payment of 8.5% of net revenue plus 40% of the net income, for each of the 12 months ended December 31, 2026, and 2027. Warehowz provides access to over 2500 warehousing and fulfillment facilities to shippers across the United States and Canada. The Company feels that this acquisition will complement the shipping label generation services currently provided by ShipTime by offering a complete, discounted fulfillment solution.  Additionally, overlap of the customer base will allow for marketing and cross selling of future services on the Paid and ShipTime platforms. The acquisition is considered a business combination under ASC 805. The transaction was funded by an assumption of liabilities which was paid in a combination of cash and shares of the Company’s stock based on the closing price as of the acquisition date. The contingent consideration represents a revenue-based earnout of accounts payable, accrued liabilities and other post close expenses. The Company has included the results of operations beginning January 31, 2026, in its financial reporting for the first quarter of 2026.  Pro forma financial information has been excluded from prior period reporting as the historical financial results of Warehowz are not considered significant to the Company’s financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at January 30, 2026.

Cash and cash equivalents	$(8,275)
Property and equipment	3,376
Intangible assets	230,506
225,607
Accounts payable and accrued liabilities	48,822
Note payable to former shareholder	75,000
Advances from former shareholders	101,785
Total liabilities assumed	225,607
Net assets acquired	$-

Intangible Assets

In determining the estimated fair value of the intangible assets, the Company considered, among other factors, the best use of the acquired assets, analyses of historical financial performance and estimates of future performance of Warehowz.

Fair Value Useful Life

	Fair Value	Useful Life (in years)
Technology	$230,506	3

Technology acquired would complement the current offering by the Company and the future development of products as a result of the acquisition may result in incremental growth.

As of March 31, 2026, shareholders representing approximately 96% of the outstanding shares have executed and returned required documentation and received merger consideration. The remaining shares are subject to ongoing administrative settlement procedures and/or statutory merger provisions. The Company has recorded the acquisition as of the closing date.

In addition, the Company has various other intangibles from past business combinations.

At March 31, 2026, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$780,637	$812,806	$4,527,384	$6,116,827
Accumulated amortization	(16,000)	(780,637)	(582,300)	(2,868,818)	(4,227,755)
	$-	$-	$230,506	$1,658,566	$1,889,072

At December 31, 2025, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$780,931	$582,487	$4,597,547	$5,976,965
Accumulated amortization	(16,000)	(780,931)	(582,487)	(2,838,941)	(4,218,359)
	$-	$-	$-	$1,758,606	$1,758,606

Amortization expense of intangible assets for the three months ended March 31, 2026, and 2025 was $73,036 and $69,779, respectively.

Note 5. Commitments and Contingencies

Notes Payable

On January 30, 2026, the Company acquired Warehowz Inc. Through this acquisition the Company acquired a $75,000 note payable with one investor which is due 105 days from the closing date. The balance of the note is included in the purchase price of Warehowz Inc. Subsequent to the quarter end, the Company repaid the note in full.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company’s former President, CEO and Chairman. On or around January 2020, the Company had allowed Mr. Pratt’s employment agreement to not renew, but Mr. Pratt alleges in a court in Canada that the Company terminated him and that the Company owes him a severance and bonus payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the size of the Board from five to three members, and Mr. Pratt and Mr. Austin Lewis, then CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware court to contest that decision.  In July 2022, Mr. Pratt amended the Delaware complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021. On November 9, 2023, the Delaware court dismissed the claim contesting the reduction of the board size.  The trial on the remaining claim was held before the Delaware court on December 5-6, 2024. Post-trial briefing in the Delaware action was completed on March 21, 2025, followed by a post-trial hearing on May 14, 2025. The trial for the Canadian litigation is set to begin on May 25, 2026. The Company has not recorded a reserve as the outcome of these matters has not and cannot be determined.

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

The Company filed a Certificate of Designations effective on December 30, 2016, which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of March 31, 2026, and December 31, 2025, there are no outstanding shares of Series A Preferred Stock.

Common Stock

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

On May 15, 2025, the Company’s Board of Directors authorized the issuance of 250,000 bonus shares of PAID common stock to the CEO/CFO as a renewal bonus valued at $747,500based upon the $2.99 closing price of the Company’s stock on May 15, 2025. $373,750 of share-based compensation expense was recognized immediately as 125,000 of the bonus shares were immediately vested. The remaining $373,750 of share-based compensation expense is to be recognized ratably during 2025 and 2026 as 125,000 of the bonus shares are subject to repurchase if the CEO/CFO were to terminate employment through the period ended January 1, 2027. The Company recorded $57,500 of share-based compensation expense for the three-month period ended March 31, 2026, in connection with the additional vesting of these shares.

On February 27, 2026, the Board of Directors approved the allocation of the 2025 bonus accrual to be paid out in cash and shares of which $124,709 have been recorded as share-based compensation expense for the year ended December 31, 2025. A total of 50,974 shares of common stock were issued to two officers and three employees in March 2026.

On March 2, 2026, the Company issued 34,858 shares of common stock to the founders of Warehowz in connection with the acquisition. The shares were valued at $101,785 and were based upon the $2.92 closing price of the Company’s common stock on January 30, 2026.

Share-based Incentive Plans

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

On July 15, 2025, the Company issued options to purchase 16,232 shares of common stock to one employee. The options have an exercise price of $2.70 and are vested immediately. The value of each option granted is estimated using a Black-Scholes pricing model. The weighted-average assumptions used consider an expected dividend yield of 0%, a risk-free interest rate of 4.05%, an expected life (in years) of 5.84, and expected volatility of 93.55%, resulting in a weighted average fair value of $2.08 per share.

On February 23, 2026, the Company issued options to purchase 3,224 shares of common stock to two employees. The options have an exercise price of $2.86 and are vested over a three-year period. For the three-month period ended March 31, 2026, the Company recorded $3,751 of share-based compensation expense related to the vesting of applicable options granted in 2026 and prior years.

The Company has recorded share-based compensation expense as of March 31, 2026, of $61,251.  The expense includes $3,751 for existing grants and $57,500 for shares issued to the CEO/CFO which are subject to repurchase.  As of March 31, 2026, the Company has an unrecognized share-based compensation expense of $12,223 for outstanding options and $172,500 for restricted stock units which will be recognized in future periods.

Note 7. Leases

On July 2, 2024, the Company entered into an operating lease for our corporate office located at 700 Dorval Drive in Oakville Ontario. The lease commences September 1, 2024 with an expiration date of August 31, 2028. Future renewal options that are not likely to be executed as of the balance sheet date and are excluded from right-of-use assets and related lease liabilities.

We report operating lease assets, as well as operating lease current and non-current obligations, on our condensed consolidated balance sheets for the right to use the building in our business.

The components of lease expense were as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating lease cost	$8,697	$12,034

Supplemental balance sheet information related to leases was as follows:

	March 31, 2026	December 31, 2025
Operating leases:
Operating lease right-of-use assets	$80,411	$89,685
Current portion of operating lease obligations	$32,322	$32,422
Operating lease obligations, net of current portion	$51,395	$60,550
Total operating lease liabilities	$83,717	$92,972

	March 31, 2026	December 31, 2025
Weighted Average Remaining Lease Term
Operating lease (in years)	2.4	2.6

Weighted Average Discount Rate
Operating lease	6.37%	6.37%

A summary of future minimum payments under non-cancellable operating lease commitment as of March 31, 2026 is as follows:

Years ending December 31,	Total
2026 (remainder of the year)	$25,832
2027	34,838
2028	23,225
Total lease liabilities	$83,895
Less amount representing interest	(178)
Total	83,717
Less current portion	(32,322)
Long term portion	$51,395

Note 8. Subsequent Events

On April 1, 2026, two shareholders exercised stock options. As a result, the company recorded a payment of $2,438 in exchange for 2,500 shares of stock of the Company.  On April 29, 2026, the Company fulfilled the debt obligation of $75,000 for the purchase of Warehowz Inc which was recorded as a note payable on March 31, 2026, consolidated financial statements.

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

Although forward-looking statements in this quarterly report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved. For a more complete discussion of these risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the fiscal year ended December 31, 2025, that was filed on March 31, 2026.

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

Paid provides integrated technology solutions that support businesses through payment processing and logistics services across North America and international markets. The Company’s platforms are designed to help businesses streamline operations, manage transactions, and optimize shipping and transportation workflows through centralized and scalable technology solutions. PaidPayments provides businesses with secure payment processing capabilities, including invoicing, virtual terminal functionality, subscription billing, hosted checkout pages, and point-of-sale solutions with support for USD, CAD, and EUR currencies. PaidShipping provides a multi-carrier logistics and transportation management platform that enables businesses to quote, process, generate labels, dispatch, and track shipments through a single interface. The platform supports parcel, Less-Than-Truckload (LTL), and Full Truckload (FTL) shipments through an extensive network of national and regional carriers and transportation partners. PaidShipping includes multi-carrier rate comparison tools, eCommerce platform integrations, branded tracking capabilities, shipping insurance solutions, shipment audit capabilities, and access to discounted shipping rates through strategic carrier partnerships.

Warehowz provides an on-demand warehousing and fulfillment marketplace that connects businesses with flexible storage, distribution, and fulfillment capacity through a network of certified warehouse partners across North America. With access to more than 2,500 warehouse facilities throughout the United States and Canada, Warehowz enables businesses to optimize inventory placement, improve delivery times, and scale fulfillment operations based on changing business requirements. The platform is designed to provide greater flexibility, visibility, and operational efficiency across the supply chain for both merchants and enterprise customers.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements for the years ended December 31, 2025 and 2024 included in our Form 10-K filed on March 31, 2026, as updated and amended in Note 1 of the Notes to Condensed Consolidated Financial Statements included herein. However, certain of our accounting policies, most notably with respect to revenue recognition, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based upon our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025.

The following discussion compares the Company's results of operations for the three months ended March 31, 2026, with those for the three months ending March 31, 2025. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total net revenue for the periods indicated.

	Three Months Ended March 31,
	2026	2025	% Change
Client services	$-	$2,034	(100)%
Shipping coordination and label generation services	5,244,788	4,346,139	21%
eCommerce services	5,750	29,617	(81)%
Warehousing services	76,007	-	100%
Total net revenues	$5,326,545	$4,377,790	22%

Revenues increased 22% in the first quarter as a result of the shipping coordination and label generation segment of the business. Strategic sales initiatives and pricing strategies have contributed to the shipping volume increase of 22% in first quarter of 2026 in addition to the addition of the new warehousing segment which contributed to the overall revenue increase for 2026.

Client services revenues, which included brewery management software and shipping calculator services decreased $2,034 or 100% to $0 in the first quarter of 2026 compared to $2,034 in 2025. The decrease in revenues is due to the retirement of the brewery management software application and the online shipping calculation services. The Company announced the closing of this BeerRun Software in June of 2025.

Shipping coordination and label generation services revenues increased $898,649 or 21% to $5,244,788 in the first quarter of 2026 compared to $4,346,139 in 2025.  The increase is primarily due to additional pricing and sales initiatives. Additional carriers and product enhancements continue to attract new clients to the platform.

eCommerce services are available to small businesses that process online payment and shipping transactions. These include payments and web hosting services. The Company has recognized revenues of $5,750, a decrease of $23,867 or 81% compared to $29,617 for the same period in 2025. The decrease is attributed to the loss of a client for the PaidPayments portion of this segment of the business in 2025.

Warehousing services is a new segment of the Company.

Gross Profit

Gross profit increased $40,512 in the first quarter of 2026 to $1,060,588 compared to $1,020,076 in 2025.  Gross margin decreased 2% to 20% in the first quarter of 2026 compared to 22% for the same period in 2025.

Operating Expenses

Total operating expenses in the first quarter of 2026 were $1,178,309 compared to $1,179,205 in the first quarter of 2025, a decrease of $896 or less than 1%.

Other Income/Expense, net

Net other income in 2026 was $65,664 compared to $0 in 2025, an increase of $65,664 or 100%. The other income in the first quarter of 2026 was made up of several write offs of aged payables and accrued expenses.

Net Income (Loss)

The Company recorded a net loss in the first quarter of 2026 of ($41,531) compared to a net loss of ($148,773) for the same period in 2025. The net loss per share for the first quarter of 2026 was $0.00 and the net loss per share for 2025 was ($0.02).

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents used in operating activities for the three months ended March 31, 2026 and 2025 is as follows:

	2026	2025
Net income (loss)	$(41,531)	$(148,773)
Depreciation and amortization	74,096	70,347
Amortization of operating lease right-of-use assets	7,963	7,377
Payment of accrued common stock bonus	124,709	-
Provision for bad debts	-	22,286
Share-based compensation	61,251	1,267
Interest income accrued on note receivable	(11,704)	(7,315)
Changes in assets and liabilities	(345,649)	(422,757)
Net cash used in operating activities	$(130,865)	$(477,568)

Working Capital and Liquidity

The Company had cash and cash equivalents of $951,698 at March 31, 2026, compared to $1,108,059 at December 31, 2025. The Company had a net working capital deficit of $353,993 at March 31, 2026, an increase of $49,781 compared to the deficit of $304,212 at December 31, 2025. The decrease in net working capital is primarily attributable to the cash on hand and the accounts receivable balance at the end of the first quarter in 2026.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of March 31, 2026, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

The Company has identified numerous material weaknesses in internal control over financial reporting as described in the Company's Form 10-K for the year ended December 31, 2025.

Changes in Internal Control over Financial Reporting

The Company continues to evaluate the internal controls over financial reporting and is working toward implementation of corporate governance and operational process documentation.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. Our management is not aware of any litigation outstanding, threatened or pending as of the date hereof by or against us or our properties which we believe would be material to our financial condition or results of operations, except with respect to a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former President and CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment in addition to claims of an unpaid bonus. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the board from five to three, and Mr. Pratt and Mr. Austin Lewis, CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision and, in November 2023 this claim was dismissed. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021. The trial was held before the Delaware court on December 5-6, 2024. Post-trial briefing in the Delaware action was completed on March 21, 2025, followed by a post-trial hearing on May 14, 2025. The trial for the Canadian litigation is set to begin on May 25, 2026.

ITEM 1A.	RISK FACTORS

There are no material changes for the risk factors previously disclosed on Form 10-K for the year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 03, 2026, The Company issued 50,974 shares of common stock at $2.40 per share for bonus compensation. The common stock was issued in and reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act Rule 506(b) of Regulation D promulgated thereunder.

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

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: May 15, 2026		W. Austin Lewis, IV, CEO, CFO

LIST OF EXHIBITS

10.1	Amendment to 2018 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 13, 2020)
31.1	CEO and CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)