Form 10-Q
period 2026-06-30
PAID INC
filed 2026-08-14
CIK 1017655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

COMMISSION FILE NUMBER 0-28720

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	73-1479833
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 17 Southborough, MA 01772

(Address of Principal Executive Offices) (Zip Code)

(617) 861-6050

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	PAYD	None

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

Yes ☐     No ☒

As of August 14, 2026, the issuer had outstanding 8,477,659 shares of its Common Stock.

PAID, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAID, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,078,408	$1,108,059
Accounts receivable, net	469,348	302,894
Prepaid expenses and other current assets	354,562	370,064
Total current assets	1,902,318	1,781,017

Property and equipment, net	8,034	4,096
Intangible assets, net	1,786,496	1,758,606
Operating lease right-of-use assets	71,104	89,685
Notes receivable, long term	4,667,900	4,644,360
Total assets	$8,435,852	$8,277,764

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,578,434	$1,390,109
Accrued expenses	181,284	332,973
Contract liabilities	340,629	329,725
Operating lease obligations	32,111	32,422
Total current liabilities	2,132,458	2,085,229
Long-term liabilities:
Deferred tax liability, net	387,242	407,901
Uncertain tax position liability	181,824	181,824
Operating lease obligation, net of current portion	42,306	60,550
Total liabilities	2,743,830	2,735,504

Commitments and contingencies (Note 5)

Shareholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 8,618,299 shares issued and 8,477,659 shares outstanding at June 30, 2026 and 8,527,467 shares issued and 8,379,834 shares outstanding at December 31, 2025	8,619	8,528
Accrued common stock bonus	-	124,709
Additional paid-in capital	74,930,931	74,579,428
Accumulated other comprehensive income	212,511	240,700
Accumulated deficit	(69,291,203)	(69,242,269)
Common stock in treasury, at cost, 147,633 shares at June 30, 2026 and December 31, 2025	(168,836)	(168,836)
Total shareholders' equity	5,692,022	5,542,260

Total liabilities and shareholders' equity	$8,435,852	$8,277,764

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues, net	$5,866,221	$5,428,025	$11,192,766	$9,805,817
Cost of revenues	4,641,614	4,226,372	8,907,571	7,584,087
Gross profit	1,224,607	1,201,653	2,285,195	2,221,730

Operating expenses:
Salaries and related	710,121	593,368	1,383,268	1,176,404
General and administrative	406,325	432,568	777,200	957,692
Share-based compensation	58,974	510,622	120,225	511,889
Amortization of other intangible assets	72,360	72,410	145,396	142,189
Total operating expenses	1,247,780	1,608,968	2,426,089	2,788,174
Loss from operations	(23,173)	(407,315)	(140,894)	(566,444)
Other income (expense):
Interest income, net	11,677	7,397	22,659	14,712
Other income	4,093	3,025	69,757	6,066
Total other income	15,770	10,422	92,416	20,778
Loss before income tax provision	(7,403)	(396,893)	(48,478)	(545,666)
Income tax provision	-	456	456	456
Net Loss	$(7,403)	$(397,349)	$(48,934)	$(546,122)

Net loss per share – basic and diluted	$(0.00)	$(0.05)	$(0.01)	$(0.07)
Weighted average number of common shares outstanding – basic and diluted	8,616,266	8,303,274	8,585,019	8,165,647
Condensed consolidated statements of comprehensive loss:
Net loss	$(7,403)	$(397,349)	$(48,934)	$(546,122)
Other comprehensive loss:
Foreign currency translation adjustments	(12,541)	65,195	(28,189)	17,916
Comprehensive loss	$(19,944)	$(332,154)	$(77,123)	$(528,206)

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net loss	$(48,934)	$(546,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,694	143,552
Amortization of operating lease right-of-use assets	15,920	15,090
Provision for bad debts	9,882	22,706
Issuance of common stock for accrued common stock bonus	124,709	-
Share-based compensation	120,225	511,889
Interest income accrued on note receivable	(23,540)	(13,380)
Changes in assets and liabilities:
Accounts receivable	(193,077)	(126,352)
Prepaid expenses and other current assets	3,570	133,790
Accounts payable	194,196	(127,874)
Accrued expenses	(271,001)	(184,709)
Contract liabilities	23,154	(65,517)
Operating lease obligations	(15,775)	(14,948)
Net cash provided by (used in) operating activities	87,023	(251,875)

Cash flows from investing activities:
Purchase of property and equipment	(3,042)	(2,448)
Negative cash acquired in Warehowz Inc. acquisition	(8,275)	-
Net cash used in investing activities	(11,317)	(2,448)

Cash flows from financing activities:
Proceeds from stock option exercises	4,875	2,213
Payment on note payable from Warehowz Inc. acquisition	(75,000)	-
Net cash provided by (used in) financing activities	(70,125)	2,213

Effect of exchange rate changes on cash and cash equivalents	(35,232)	35,264

Net change in cash and cash equivalents	(29,651)	(216,846)

Cash and cash equivalents, beginning of period	1,108,059	1,284,965
Cash and cash equivalents, end of period	$1,078,408	$1,068,119

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$456	$456
Interest	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH ITEMS
Issuance of common shares related to the Warehowz Inc. acquisition	$101,785	$-
Issuance of common shares in settlement of accrued common stock bonus	$124,709	$193,246

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Unaudited)

	Common Stock		Accrued Common	Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Stock Bonus	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Shares	Amount	Total
Balance, January 1, 2026	8,527,467	$8,528	$124,709	$74,579,428	$240,700	$(69,242,269)	(147,633)	$(168,836)	$5,542,260
Foreign currency translation adjustment	-	-	-	-	(15,648))	-	-	-	(15,648)
Issuance of common stock for accrued bonus	50,974	51	(124,709)	124,658	-	-	-	-	-
Share issuance for Warehowz, Inc. acquisition	34,858	35	-	101,750	-	-	-	-	101,785
Share-based compensation expense	-	-	-	61,251	-	-	-	-	61,251
Net loss	-	-	-	-	-	(41,531)	-	-	(41,531)
Balance, March 31, 2026	8,613,299	$8,614	$-	$74,867,087	$225,052	$(69,283,800)	(147,633)	$(168,836)	$5,648,117
Foreign currency translation adjustment	-	-	-	-	(12,541)	-	-	-	(12,541)
Issuance of common stock for stock option exercises	5,000	5	-	4,870	-	-	-	-	4,875
Share-based compensation expense	-	-	-	58,974	-	-	-	-	58,974
Net loss	-	-	-	-	-	(7,403)	-	-	(7,403)
Balance, June 30, 2026	8,618,299	$8,619	$-	$74,930,931	$212,511	$(69,291,203)	(147,633)	$(168,836)	$5,692,022

See accompanying notes to condensed consolidated financial statements

PAID, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

	Common Stock		Accrued Common	Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Stock Bonus	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Shares	Amount	Total
Balance, January 1, 2025	8,213,533	$8,214	$193,246	$73,640,538	$226,031	$(68,874,026)	(147,633)	$(168,836)	$5,025,167
Foreign currency translation adjustment	-	-	-	-	(47,281)	-	-	-	(47,281)
Issuance of common stock for accrued bonus	62,501	62	(193,246)	193,184	-	-	-	-	-
Issuance of common stock for stock options exercises	1,433	2	-	2,210	-	-	-	-	2,212
Share-based compensation expense	-	-	-	1,267	-	-	-	-	1,267
Net loss	-	-	-	-	-	(148,773)	-	-	(148,773)
Balance, March 31, 2025	8,277,467	$8,278	$-	$73,837,199	$178,750	$(69,022,799)	(147,633)	$(168,836)	$4,832,592
Foreign currency translation adjustment	-	-	-	-	65,195	-	-	-	65,195
Issuance of common stock for signing bonus	250,000	250	-	373,500	-	-	-	-	373,750
Share-based compensation expense	-	-	-	136,872	-	-	-	-	136,872
Net loss	-	-	-	-	-	(397,349)	-	-	(397,349)
Balance, June 30, 2025	8,527,467	$8,528	$-	$74,347,571	$243,945	$(69,420,148)	(147,633)	$(168,836)	$5,011,060

See accompanying notes to condensed consolidated financial statements

PAID, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 1. Organization and Significant Accounting Policies

PAID, Inc. (“PAID”, the “Company”, “we”, “us”, or “our”) has developed a full line of SaaS-based business services including ShipTime, Warehowz Inc. (“Warehowz”), PaidPayments and PaidShipping. These solutions are developed to provide businesses with streamlined experiences for online sales, payment collection, fulfillment and shipping all in one platform.

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

Liquidity and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur losses, although it has taken significant steps to reduce them. At June 30, 2026, the Company reported cash and cash equivalents of $1,078,408 and working deficit of $230,140 and reported cash flows used from operations of $87,023 for the six months ended June 30, 2026. The Company has reported a net loss of ($48,934) for the six months ended June 30, 2026 and has an accumulated deficit of $69,291,203 at June 30, 2026.

Management believes that the Company has adequate cash resources to fund operations during the next 12 months after the filing of this quarterly report on Form 10-Q. The repayment of the Embolx note receivable will alleviate the concern however the repayment date is uncertain. Additionally, the costs of doing business can be significantly reduced in hopes of eliminating the net loss and continuing to provide positive cash flow from operations. Management continues to explore opportunities and has organized additional resources to grow the Paid platform. There can be no assurance that anticipated growth in new business will occur and that the Company will be successful in launching new products and services, Management may seek alternative sources of capital to support the growth of future operations.

Although there can be no assurances, the Company believes that the above management plans will be sufficient to meet the Company’s working capital requirements through the end of August 2027 and will have a positive impact on the Company for the foreseeable future.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PAID and its wholly owned subsidiaries ShipTime Canada, Inc. and Warehowz. All intercompany accounts and transactions have been eliminated.

Foreign Currency

The currency of ShipTime, the Company’s international subsidiary, is in Canadian dollars. Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at June 30, 2026 and December 31, 2025. Results of operations and cash flows are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a separate component of shareholders’ equity in accumulated other comprehensive income.

Geographic Concentrations

The Company conducts business in the U.S. and Canada. For customers headquartered in their respective countries, the Company derived approximately 99% of its revenues from Canada and 1% from the U.S. during the six months ended June 30, 2026 and 2025.

At June 30, 2026, the Company maintained 100% of its property and equipment, net of accumulated depreciation, in Canada.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were recognized during the three months ended June 30, 2026 and 2025. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

Performance Obligations

At contract inception, an assessment of the goods and services promised in the contracts with customers is carried out and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). The Company fulfills nearly all its performance obligations within a one-to-two-week period and contracts with customers have an original expected duration of less than one month. The Company generally has an unconditional right to consideration when the services are initiated or soon thereafter. The amount due from the customer is either collected up front or recorded as accounts receivable. The amounts related to services that are not yet completed at the reporting date are presented as contract liabilities. The Company measures the performance of its obligations as services are completed over the life of a shipment, including services at origin, freight and destination. This method of measurement of progress depicts the pattern of the Company's actual performance under the contracts with the customer.

For arrangements under which the Company provided a subscription for brewery management software, the Company satisfies its performance obligations over the life of the subscription, typically twelve months or less.

Merchant processing customers receive a merchant identification number which allows them to process credit card transactions. Once the transaction is approved, the funds are distributed in an overnight feed, and the Company has met its performance obligation.

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

Measurement of Credit Losses

The Company has accounts receivable and note receivable and monitors the granting of credit and collecting debt on an ongoing basis. The Company maintains an allowance for doubtful accounts based on historical loss patterns, the number of days that billings are past due, and an evaluation of potential risk of loss associated with delinquent accounts. The Company has evaluated the accounts receivable for 2026 and has recorded $9,882 as an allowance for credit losses as of June 30, 2026. The Company has two notes receivable and is a senior secure lender with an absolute obligation for one of the notes. The primary note was evaluated for credit losses as of June 30, 2026, by considering the contractual obligation, the valuation of the assets and the senior position of the repayment.

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

Contract Assets

Typically, the Company has already collected revenue from the customer at the time it has satisfied its performance obligation. However, at times the Company extends credit to certain recurring customers. Accordingly, the Company has a balance of accounts receivable, totaling $469,348 and $302,894 as of June 30, 2026 and December 31, 2025, respectively. The Company has no customers that made up 10% of the accounts receivable balance at June 30, 2026 and December 31, 2025. Generally, the Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. The Company has recorded a balance of $188,289 in contract assets as of June 30, 2026, related to unbilled receivables.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. Contract liabilities were $340,629 and $329,725 at June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, the Company recognized revenues of $329,725 related to contract liabilities outstanding at the beginning of the period.

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

For the six months ended June 30, 2026, there were approximately 511,000 of potentially dilutive options to purchase common shares excluded from the diluted loss per share calculation, as their effect would be anti-dilutive.

Segment Reporting

The Company reports information about segments of its business in its annual consolidated financial statements and reports selected segment information in its quarterly reports issued to shareholders. The Company also reports on its entity-wide disclosures about the products and services it provides and reports revenues and its major customers. The Company’s five reportable segments are managed separately based on fundamental differences in their operations. At June 30, 2026, the Company operated in the following five reportable segments:

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

The following table compares total net revenue for the periods indicated.

	Three Months Ended		Six Months Ended

	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Client services	$-	$1,829	$-	$3,863
eCommerce services	3,108	8,159	8,858	19,520
Shipping coordination and label generation services	5,836,725	5,418,037	11,081,513	9,782,434
Warehousing services	26,388	-	102,395	-
Total revenues	$5,866,221	$5,428,025	$11,192,766	$9,805,817

The following table compares total loss from operations for the periods indicated.

	Three Months Ended		Six Months Ended

	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Client services	$-	$(3,422)	$-	$(4,426)
eCommerce services	1,328	(44,149)	2,946	(122,603)
Shipping coordination and label generation services	88,127	(29,515)	(21,525)	(96,890)
Warehousing services	(82,503)	-	(115,073)	-
Corporate operations	(30,125)	(330,229)	(7,242)	(342,525)
Total loss from operations	$(23,173)	$(407,315)	$(140,894)	$(566,444)

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

Note 2. Notes Receivable

On October 13, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with respect to a secured $1,875,000 convertible note (“Convertible Note”) made by Embolx, Inc. (“Noteholder”). The Convertible Note was purchased at a 20% ($375,000) original issue discount and is subject to a 9-month maturity, after which, if unpaid will then carry a 20% interest rate. The Company recognized $270,833 in other income related to accretion of the discount on the Convertible Note for the year ended December 31, 2023, in addition to a $375,000, 20% non-payment penalty and interest due on the note of $203,425. The Company has the option to convert the Convertible Note into shares of common stock of Embolx. The Convertible Note is secured by substantially all assets of the Noteholder. Under the SPA, the Company has a right to purchase additional notes and receive warrants on the same terms for a total potential investment amount of $2,000,000 with an additional over-allotment option of $500,000 as defined in the SPA. As additional consideration, the Company received a 5-year warrant to purchase shares of common stock of Embolx. The shares are subject to certain piggyback registration rights under a Registration Rights Agreement. The warrant was offered at 50% of the original principal amount and will be valued at the price per share of common stock paid in the first liquidity event following October 19, 2022. The warrants were to expire five years from the original issue date. As of July 19, 2023, the note was in default and carried an additional 20% penalty and 20% interest resulting in $578,425 of other income which was recognized in the Company’s consolidated financial statements for the year ended December 31, 2023. In March 2024, the Company amended and replaced the note and terminated the warrants. The terms on the amended note receivable include an additional investment of $500,000 with a 25% original issue discount and is due on June 19, 2024.  The Company was granted a $50,000 increase to the debt owed by Embolx which was applied toward legal expenses incurred during the first quarter of 2024 relating to the preparation of the note documentation.

The note receivable was in default effective June 19, 2024, in the amount of $4,193,607 and the Company ceased recording of interest and penalties of $3,208,838 and default penalties of $838,721. The total due on the note as of June 30, 2026, was $8,241,167. On July 29, 2024, the Board of Directors approved an extension with Embolx which was effective as of January 31, 2025. The Company entered into a Forbearance and Loan Modification Agreement with Embolx which extended the note receivable of $5,967,100 until September 30, 2025, and carried a 25% interest rate. On September 30, 2025, the Company amended the Forbearance Agreement to expire on August 31, 2026. Although the note is considered a short-term note, the full amount of the note receivable is not expected to be collected by June 30, 2027, and thus has been reclassed as long-term.

The Company does not believe there is any impairment to the note receivable due to its secured position on the assets of Embolx and its expectation that the amounts will be recoverable if and when Embolx consummates a financial or merger transaction which is expected to happen in 2027.

The Company entered into a $50,000 short term note with 5String Solutions LLC on April 4, 2024. The terms on the note include a 12% annual interest rate from the inception of the note which was due on May 15, 2024. The note has been amended as of July 3, 2024 and the initial investment shall be deducted from the future advance and the note shall be deemed paid in full. The new note includes an additional $198,500 investment carrying a 12% interest rate. The short term note of $50,000 plus $1,500 interest calculated from April 4, 2024 to July 3, 2024, along with the $198,500 additional investment results in a $250,000 long term note due on or before April 30, 2027. On July 1, 2025 and October 10, 2025, the Company made an additional investment of $75,000 per occurrence and in accordance with the original terms of the July 3, 2024 amendment bringing the note balance up to $400,000. On April 30, 2027 the Company has the option to convert the balance of the $400,000 note receivable into 55% ownership of 5String Solutions. In the event that the Company elects to convert the note they subsequently have the option to purchase the remaining 45% ownership of 5String Solutions at a rate of 5-times EBITDA reported for the year ended December 31, 2026. .

Interest income of $23,540 has been recorded based on the outstanding balance of the $400,000 note for the six months ended June 30, 2026 compared to $14,712 of interest income for the six months ended June 30, 2025.

Note 3. Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2026	December 31, 2025
Payroll and related costs	$85,316	$208,087
Professional and consulting fees	3,518	22,646
Royalties	-	40,075
Accrued cost of revenues	92,040	39,527
Sales tax	-	22,228
Other	410	410
Total	$181,284	$332,973

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

Acquisition of Warehowz Inc.

On January 30, 2026, the Company entered into a purchase agreement with Warehowz, a Virginia corporation whereas the Company acquired the equity interests of Warehowz for a total consideration of $176,785 plus a payment of 8.5% of net revenue plus 40% of the net income, for each of the 12 months ended December 31, 2026 and 2027. Warehowz provides access to over 2500 warehousing and fulfillment facilities to shippers across the United States and Canada. The Company feels that this acquisition will complement the shipping label generation services currently provided by ShipTime by offering a complete, discounted fulfillment solution. Additionally, overlap of the customer base will allow for marketing and cross selling of future services on the PAID and ShipTime platforms. The acquisition is considered a business combination under ASC 805. The transaction was funded by an assumption of liabilities which were paid in a combination of cash and shares of the Company’s stock based on the closing price as of the acquisition date. The contingent consideration represents a revenue-based earnout of accounts payable, accrued liabilities and other post close expenses. The Company has included the results of operations beginning January 31, 2026, in its financial reporting for the first quarter of 2026. Pro forma financial information has been excluded from prior period reporting as the historical financial results of Warehowz are not considered significant to the Company’s financial statements.

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

.

Fair Value Useful Life

	Fair Value	Useful Life (in years)

Technology	$230,506	3

Technology acquired would complement the current offering by the Company and the future development of products as a result of the acquisition may result in incremental growth.

As of June 30, 2026, shareholders representing approximately 96% of the outstanding shares executed and returned required documentation and received merger consideration. The remaining shares are subject to ongoing administrative settlement procedures and/or statutory merger provisions. The Company has recorded the acquisition as of the closing date.

In addition, the Company has various other intangibles from past business combinations.

At June 30, 2026, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$753,573	$795,521	$4,443,972	$6,009,066
Accumulated amortization	(16,000)	(753,573)	(565,015)	(2,887,982)	(4,222,570)
	$-	$-	$230,506	$1,555,990	$1,786,496

At December 31, 2025, intangible assets consisted of the following:

	Patents	Trade Name	Technology & Software	Customer Relationships	Total
Gross carrying amount	$16,000	$780,931	$582,487	$4,597,547	$5,976,965
Accumulated amortization	(16,000)	(780,931)	(582,487)	(2,838,941)	(4,218,359)
	$-	$-	$-	$1,758,606	$1,758,606

Amortization expense of intangible assets for the six months ended June 30, 2026 and 2025 was $145,396 and $142,189, respectively.

Note 5. Commitments and Contingencies

Notes Payable

On January 30, 2026, the Company acquired Warehowz. Through this acquisition the Company acquired a $75,000 note payable with one investor which is due 105 days from the closing date. The balance of the note is included in the purchase price of Warehowz and was paid in full as of June 30, 2026.

Legal Matters

In the normal course of business, the Company periodically becomes involved in litigation and disputes. During 2021, the Company was notified of a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company’s former President, CEO and Chairman. On or around January 2020, the Company had allowed Mr. Pratt’s employment agreement to not renew, but Mr. Pratt alleges in a court in Canada that the Company terminated him and that the Company owes him a severance and bonus payment. Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the size of the Board from five to three members, and Mr. Pratt and Mr. Austin Lewis, then CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware court to contest that decision.  In July 2022, Mr. Pratt amended the Delaware complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021. On November 9, 2023, the Delaware court dismissed the claim contesting the reduction of the board size.  The trial on the remaining claim was held before the Delaware court on December 5-6, 2024. Post-trial briefing in the Delaware action was completed on March 21, 2025, followed by a post-trial hearing on May 14, 2025. The trial for the Canadian litigation was conducted on May 25, 2026 with closing arguments finalized by both parties in August 2026. The Company is awaiting the final decision which is expected by the end of the year. The Company has not recorded a reserve as the outcome of these matters has not and cannot be determined.

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

The Company filed a Certificate of Designations effective on December 30, 2016, which sets aside 5,000,000 shares of Preferred Stock as Series A Preferred Stock. The Series A Preferred Stock carries a coupon payment obligation of 1.5% of the liquidation value per share ($3.03) per year in cash or additional Series A Preferred Stock, calculated by taking the 30-day average closing price for a share of common stock for the month immediately preceding the coupon payment date which is made annually. The Series A Preferred Stock has no voting or conversion rights. If purchased, redeemed, or otherwise acquired (other than conversion), the preferred stock may be reissued. As of June 30, 2026 and December 31, 2025, there are no outstanding shares of Series A Preferred Stock.

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

On May 15, 2025, the Company’s Board of Directors authorized the issuance of 250,000 bonus shares of PAID common stock to the CEO/CFO as a renewal bonus valued at $747,500 based upon the $2.99 closing price of the Company’s stock on May 15, 2025. $373,750 of share-based compensation expense was recognized immediately as 125,000 of the bonus shares were immediately vested. The remaining $373,750 of share-based compensation expense is to be recognized ratably during 2025 and 2026 as 125,000 of the bonus shares are subject to repurchase if the CEO/CFO were to terminate employment through the period ended January 1, 2027. The Company recorded $57,500 of share-based compensation expense for the three-month period ended June 30, 2026, in connection with the additional vesting of these shares.

On February 27, 2026, the Board of Directors approved the allocation of the 2025 bonus accrual to be paid out in cash and shares of which $124,709 have been recorded as share-based compensation expense for the year ended December 31, 2025 and accrued as of December 31, 2025. A total of 50,974 shares of common stock were issued to two officers and three employees in March 2026.

On March 2, 2026, the Company issued 34,858 shares of common stock to the founders of Warehowz in connection with the acquisition. The shares were valued at $101,785 and were based upon the $2.92 closing price of the Company’s common stock on January 30, 2026 and included within the purchase consideration..

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

On February 23, 2026, the Company issued options to purchase 3,224 shares of common stock to two employees. The options have an exercise price of $2.86 and are vested over a three-year period. For the six-month period ended June 30, 2026, the Company recorded $5,225 of share-based compensation expense related to the vesting of applicable options granted in 2026 and prior years.

The Company has recorded share-based compensation expense for the six months ended June 30, 2026, of $120,225. The expense includes $5,225 for existing grants and $115,000 for shares issued to the CEO/CFO which are subject to repurchase. As of June 30, 2026, the Company has an unrecognized share-based compensation expense of $9,579 for outstanding options and $115,000 for restricted stock units which will be recognized in future periods.

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

The components of lease expense were as follows:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Operating lease cost	$17,313	$12,034

Supplemental balance sheet information related to leases was as follows:

	June 30, 2026	December 31, 2025
Operating leases:
Operating lease right-of-use assets	$71,104	$89,685
Current portion of operating lease obligations	$32,111	$32,422
Operating lease obligations, net of current portion	$42,306	$60,550
Total operating lease liabilities	$74,417	$92,972

	June 30, 2026	December 31, 2025
Weighted Average Remaining Lease Term
Operating lease (in years)	2.1	2.6

Weighted Average Discount Rate
Operating lease	3.37%	3.37%

A summary of future minimum payments under non-cancellable operating lease commitment as of June 30, 2026 is as follows:

Years ending December 31,	Total
2026 (remainder of the year)	$16,937
2027	34,164
2028	25,776
Total lease liabilities	$76,877
Less amount representing interest	(2,460)
Total	74,417
Less current portion	(32,111)
Long term portion	$42,306

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025.

The following discussion compares the Company's results of operations for the three months ended June 30, 2026, with those for the three months ending June 30, 2025. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total net revenue for the periods indicated.

	Three Months Ended June 30,
	2026	2025	% Change
Client services	$-	$1,829	(100)%
Shipping coordination and label generation services	5,836,725	5,418,037	8%
eCommerce services	3,108	8,159	(62)%
Warehousing services	26,388	-	100%
Total net revenues	$5,866,221	$5,428,025	8%

Revenues increased 8% in the second quarter as a result of the shipping coordination and label generation segment of the business. Ongoing strategic sales initiatives and pricing strategies have contributed to the shipping volume increase of 8% in second quarter of 2026. The newly added Warehowz segment has contributed to the overall revenue increase for 2026.

Client services revenues, which included brewery management software and shipping calculator services decreased $1,829 or 100% to $0 in the second quarter of 2026 compared to $1,829 in 2025. The decrease in revenues is due to the retirement of the brewery management software application and the online shipping calculation services. The Company announced the closing of this BeerRun Software in June of 2025.

Shipping coordination and label generation services revenues increased $418,689 or 8% to $5,836,725 in the second quarter of 2026 compared to $5,418,037 in 2025.  The increase is primarily due to pricing and sales initiatives to attract more businesses to the shipping platform. Additional carriers and customer-focused product enhancements continue to strengthen our market position. The Company has also added a surcharge for invoices paid via credit card in order to offset credit card fees paid to our merchant.

eCommerce services are available to small businesses that process online payment and shipping transactions. These include payments and web hosting services. The Company has recognized revenues of $3,108, a decrease of $5,051 or 62% compared to $8,159 for the same period in 2025. The decrease is attributed to the loss of a client for the PaidPayments portion of this segment of the business in 2025.

Warehousing services is a new segment of the Company.

Gross Profit

Gross profit increased $22,954 in the second quarter of 2026 to $1,224,607 compared to $1,201,653 for the same period in 2025.  Gross margin decreased 1% to 21% in the second quarter of 2026 compared to 22% for the same period in 2025.

Operating Expenses

Total operating expenses in the second quarter of 2026 were $1,247,780 compared to $1,608,968 in the second quarter of 2025, a decrease of $361,188 or 22%. The decrease in operating expenses is related to the share-based compensation recognized for an employee contract renewal in 2025 in addition to fully vested stock options awarded to the Board of Directors.

Other Income/Expense, net

Net other income in 2026 was $15,770 compared to $10,422 in 2025, an increase of $5,348 or 51%. The other income in the second quarter of 2026 was made up of bank interest and interest on notes receivable.

Net Income (Loss)

The Company recorded a net loss in the second quarter of 2026 of ($7,403) compared to a net loss of ($397,349) for the same period in 2025. The net loss per share for the second quarter of 2026 was $0.00 and the net loss per share for 2025 was ($0.05).

Comparison of the six months ended June 30, 2026 and 2025.

The following discussion compares the Company's results of operations for the six months ended June 30, 2026, with those for the six months ending June 30, 2025. The Company's condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report contain detailed information that should be referred to in conjunction with the following discussion.

Revenues

The following table compares total net revenue for the periods indicated.

	Six months Ended June 30,
	2026	2025	% Change
Client services	$-	$3,863	(100)%
Shipping coordination and label generation services	11,081,513	9,782,434	13%
eCommerce services	8,858	19,520	(55)%
Warehouse services	102,395	-	100%
Total net revenues	$11,192,766	$9,805,817	14%

Revenues increased 14% in 2026 because of the shipping coordination and label generation segment of the business. Ongoing marketing efforts and strategic pricing along with shifts in shipping volume to more profitable carriers increased the overall transactional volume by 14% in the first two quarters of 2026.  The newly added Warehowz segment has contributed to the overall revenue increase for 2026.

Client services revenues, which include brewery management software and shipping calculator services decreased $3,863, or 100% to $0 for the six months ended June 30, 2026 compared to $3,863 for the same period in 2025. The decrease in revenues is due to the discontinuation of BeerRun Software and the retirement of AuctionInc products.

Shipping coordination and label generation services revenues increased $1,299,080 or 13% to $11,081,513 for the six months ended June 30, 2026 compared to $9,782,434 for the same period in 2025.  The increase is primarily due to expanded market reach by onboarding new carriers and introducing features that improve efficiency and value.

eCommerce services are available to small businesses that process online payment and shipping transactions. These include payments and web hosting services. The Company has recognized revenues of $8,858 for the six months ended June 30, 2026 a decrease of $10,663 or 55% compared to $19,521 for the same period in 2025.

Gross Profit

Gross profit increased $63,465 during the six months ended June 30, 2026 to $2,285,195 compared to $2,221,730 in the same period in 2025 an increase of 3%.  Gross margin decreased 3% to 20% during the six months ended June 30, 2026 compared to 23% for the same period in 2025.

Operating Expenses

Total operating expenses for the six months ended June 30, 2026 were $2,426,089 compared to $2,788,174 for the same period of 2025, a decrease of $362,085 or 13%. The decrease is related to $511,889 in stock-based compensation expense for the second quarter of 2025 combined with an increase in salaries and related expenses for the same periods.

Other Income/Expense, net

Net other income for the six months ended June 30, 2026 was $92,416 compared to $20,778 for the same period in 2025, an increase of $71,638 or 345%. The other income recognized in 2026 is made up of gains on an interest-bearing savings account along with interest earned on the note receivable plus a one time gain recognized due to write down of accounts payable and accrued expenses.

Net Income (Loss)

The Company recorded a net loss during the six months ended June 30, 2026 of ($48,934) compared to ($546,122) for the same period in 2025. The net loss per share for the six months ended June 30, 2026 was ($0.01) and the net loss for the same period in 2025 was ($0.07) per share.

Cash Flows from Operating Activities

A summarized reconciliation of the Company's net loss to cash and cash equivalents used in operating activities for the six months ended June 30, 2026 and 2025 is as follows:

	2026	2025
Net loss	$(48,934)	$(546,122)
Depreciation and amortization	147,694	143,552
Amortization of operating lease right-of-use assets	15,920	15,090
Payment of accrued common stock bonus	124,709	-
Provision for bad debts	9,882	22,706
Share-based compensation	120,225	511,889
Interest income accrued on note receivable	(23,540)	(13,380)
Changes in assets and liabilities	(258,933)	(385,610)
Net cash provided by (used in) operating activities	$87,023	$(251,875)

Working Capital and Liquidity

The Company had cash and cash equivalents of $1,078,408 at June 30, 2026, compared to $1,108,059 at December 31, 2025. The Company had a net working capital deficit of $230,140 at June 30, 2026, an improvement of $74,072 compared to the deficit of $304,212 at December 31, 2025. The decrease in net working capital is primarily attributable to the cash on hand and the accounts receivable balance at the end of the second quarter in 2026.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer/Chief Financial Officer of the Company, as its principal financial officer has evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2026, the Company's disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive/financial officer as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. Our management is not aware of any litigation outstanding, threatened or pending as of the date hereof by or against us or our properties which we believe would be material to our financial condition or results of operations, except with respect to a dispute related to its non-renewal of the employment agreement with Mr. Allan Pratt, the Company's former President and CEO, in which Mr. Pratt appears to be treating it as a termination which would trigger a two-year severance payment in addition to claims of an unpaid bonus.  Around the same time that Mr. Pratt’s employment term expired, the Company’s Board of Directors voted to reduce the board from five to three, and Mr. Pratt and Mr. Austin Lewis, CFO, automatically rolled off from the Board of Directors. More than a year later, in 2021, Mr. Pratt filed a claim in Delaware courts to contest that decision and, in November 2023 this claim was dismissed. In July 2022, Mr. Pratt amended the complaint to dispute the proper authorization of a stock bonus that was awarded to the Company’s CEO in March 2021. The trial was held before the Delaware court on December 5-6, 2024.  Post-trial briefing in the Delaware action was completed on March 21, 2025, followed by a post-trial hearing on May 14, 2025.  The trial for the Canadian litigation was conducted on May 25, 2026 with closing arguments finalized by both parties in August 2026. The Company is awaiting the final decision which is expected by the end of the year.

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

PAID, INC.

	By:	/s/ W. Austin Lewis IV
Date: August 14, 2026		W. Austin Lewis, IV, CEO, CFO

LIST OF EXHIBITS

10.1	Amendment to 2018 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 13, 2020)
31.1	CEO and CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)